Form 10-Q
period 1995-04-30
G III APPAREL GROUP LTD /DE/
filed 1995-06-14
CIK 821002

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                             April 30, 1995

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number                             0-18183

                           G-III APPAREL GROUP, LTD.
          (Exact of name of registrant as specified in its character)


            Delaware                                           41-1590959
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

345 West 37th Street, New York, New York                        10018
(Address of Principal Executive Office)                       (Zip Code)

                                     (212) 629-883
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     XX                 No
   ---------                 --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1995.

Common Stock, $.01 par value per share:      6,459,381      shares.

Part I          FINANCIAL INFORMATION                                   Page No.

  Item 1.   Financial Statements *

            Consolidated Balance Sheets -
                 January 31, 1995 and April 30, 1995.......................3

            Consolidated Income Statements -
                 For the Three Months Ended
                 April 30, 1994 and 1995...................................4

            Consolidated Statements of Cash Flows -
                 For the Three Months Ended
                 April 30, 1994 and 1995...................................5


            Notes to Financial Statements..................................6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...................................................7-8





* The Balance Sheet at January 31, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                          JANUARY 31,  APRIL 30,
ASSETS                                                       1995        1995
                                                                     (unaudited)
Current Assets:
     Cash and Cash Equivalents                              $ 1,421      $   411
     Accounts Receivable - Net                               13,414        4,704
     Inventories - Net                                       25,532       29,187
     Prepaid and Refundable Income Taxes                      4,204        6,145
     Prepaid Expense and Other Current Assets                   466          782
                                                            --------    --------
           Total Current Assets                              45,037       41,229
                                                            --------    --------

Property, Plant and Equipment at Cost - Net                   7,015        7,060
Deferred Income Taxes                                         1,717        1,717
Other Assets                                                    803          884
                                                            --------    --------
                                                            $54,572      $50,890
                                                            --------    --------
                                                            --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bankers' Acceptances and Notes Payable                 $12,907      $12,685
     Current Maturities of Capital Leases                       573          573
     Accounts Payable                                         3,947        4,190
     Accrued Expenses                                         2,152        1,732
     Accrued Nonrecurring Charges                             2,856        2,728
                                                            --------    --------
           Total Current Liabilities                         22,435       21,908

Obligations Under Capital Leases                              1,479        1,359
Nonrecurring Charges - Long-Term                                557          557

Stockholders' Equity:
     Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding
     Common Stock, $.01 par value: authorized,
       20,000,000 shares; issued and outstanding,
       6,459,381 shares on January 31, 1995 and on
       April 30, 1995                                            65           65
     Additional Paid-in capital                              23,603       23,603
     Retained Earnings                                        6,433        3,398
                                                            --------    --------
                                                             30,101       27,066
                                                            --------    --------
                                                            $54,572      $50,890
                                                            --------    --------
                                                            --------    --------

See Accompanying Notes to Financial Statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
               (in thousands, except share and per share amounts)


                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                            APRIL 30,
                                                   1994      (000'S)      1995
                                                   ----    (unaudited)    ----
Net Sales                                        $    20,157        $     8,841

Commission Income                                                           434
                                                 -----------        -----------
       Net Sales and Revenues                         20,157              9,275

Cost of Goods Sold                                    18,599              8,584
                                                 -----------        -----------

       Gross Profit                                    1,558                691

Selling, General and
   Administrative Expenses                             6,356              5,343
                                                 -----------        -----------

       Operating Loss                                 (4,798)            (4,652)

Interest and Financing Charges, Net                      489                406
                                                 -----------        -----------

       Loss Before Taxes                              (5,287)            (5,058)

Income Taxes (Benefit)                                (2,357)            (2,023)
                                                 -----------        -----------

       Net Loss                                  $    (2,930)       $    (3,035)
                                                 -----------        -----------
                                                 -----------        -----------

Loss per common share:

Primary;
  Net Loss per common share                      $      (.45)       $      (.47)
                                                 -----------        -----------
                                                 -----------        -----------

  Weighted average number of
   shares outstanding                              6,495,557          6,459,381
                                                 -----------        -----------
                                                 -----------        -----------

Fully Diluted;
  Net Loss per common share                      $      (.45)       $      (.47)
                                                 -----------        -----------
                                                 -----------        -----------

  Weighted average number of shares
   outstanding                                     6,495,557          6,459,381
                                                 -----------        -----------
                                                 -----------        -----------

See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED
                                                         -----------------------
                                                                APRIL 30,
                                                         -----------------------
                                                         1994               1995
                                                         ----               ----
                                                                  (000's)
                                                                (unaudited)
Cash Flows from Operating Activities:
    Net Loss                                            $ (2,930)      $ (3,035)
    Adjustments to Reconcile Net Income:
       Depreciation and Amortization                         326            255
Changes in Operating Assets and Liabilities:
    Accounts Receivable                                    3,444          8,710
    Inventory                                            (13,232)        (3,655)
    Prepaid and Refundable Income Taxes                   (2,515)        (1,941)
    Prepaid Expenses                                      (1,293)          (316)
    Other Assets                                              47            (81)
    Accounts Payable and Accrued Expenses                  2,188           (177)
    Accrued Nonrecurring Charge                                            (128)
                                                         --------       --------
                                                         (11,035)         2,677
                                                         --------       --------

Net Cash (Used in) Operating Activities                  (13,965)          (368)
                                                         --------       --------
Cash Flows for Investing Activities:
    Capital Expenditures                                    (205)          (300)
    Investment in Joint Venture                             (249)
                                                         --------       --------
Net Cash (Used in) Investing Activities:                    (454)          (300)
                                                         --------       --------

Cash Flows from Financing Activities:
    Borrowings under bankers' acceptances and notes       31,399          3,321
    Repayments of bankers' acceptances and notes         (16,400)        (3,543)
    Proceeds from capital lease obligations                1,053
    Payment of capital lease obligations                    (117)          (120)
                                                         --------       --------
Net Cash Provided by Financing Activities                 15,935           (342)
                                                         --------       --------

Net Increase (Decrease) in Cash                            1,516          (1010)

Cash at Beginning Period                                     833          1,421
                                                         --------       --------

Cash at End of Period                                   $  2,349       $    411
                                                         --------       --------
                                                         --------       --------

Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period for:
         Interest                                       $    581       $    238
         Income Taxes                                   $     32       $      2


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Discussion

The results for the quarter ended April 30, 1995 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1995.

Note 2 - Inventories

                                                        January 31,    April 30,
    Inventories consist of:                                1995          1995
                                                           ----          ----
    Finished products                                     $23,107        $22,068
    Work-in-process                                            52            214
    Raw materials                                           2,373          6,905
                                                          -------        -------
                                                          $25,532        $29,187
                                                          -------        -------
                                                          -------        -------

Note 3 - Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of common shares and common share equivalents during each of the periods. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

Note 4 - Bankers' Acceptances and Notes Payable

The Company has a loan agreement with three banks for $48,000,000 through January 30, 1996 and $40,000,000 through May 31, 1996, of which $40,000,000 through January 30, 1996 and $32,000,000 through May 31, 1996 is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1995, the   Company had a remaining reserve  of
approximately $3.4 million related to a cost reduction program. The status of the components of the provision at the end of the period was:

                                            Balance          1995        Balance
                                       January 31, 1995    Activity   April 30, 1995
                                       ----------------    --------   --------------
Disposal of Asian Facility                   $ 2,500       $             $ 2,500
Shut down of Domestic Facilities                 779           (60)          719
Severance and related costs                      334           (68)          266
                                             -------       --------      -------
                                             $ 3,413       $  (128)      $ 3,285
                                             -------       --------      -------
                                             -------       --------      -------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales and revenues for the quarter ended April 30, 1995 were $9.3 million compared to $20.2 million for the same quarter last year. The decrease in net sales during the quarter was primarily due to lower sales in the Womens Leather ($6.8 million) and JL Colebrook ($2.1 million) divisions. The unusually warm fall season in 1994 left retailers in an overstocked position and continued to cause weak demand for outerwear apparel during this quarter. Additionally, a decrease in net sales of $2.9 million during the quarter resulted from the recognition by the Company of only commission income of $434,000 on certain types of sales where the Company's customers provide letters of credit which are transferred by the Company directly to overseas manufacturers. Prior to the quarter ended July 31, 1994, the customer provided a letter of credit to the Company and the Company opened a letter of credit to the manufacturer. Accounting rules require the Company to recognize only commission income with respect to transactions where the Company does not open a letter of credit. The Company expects that it will increasingly utilize this type of letter of credit transaction which results in lower net sales.

Gross profit was $691,000 for the quarter ended April 30, 1995, compared to the $1.6 million in the same quarter last year. Gross profit as a percentage of net sales and revenues was 7.5% for the quarter ended April 30, 1995, slightly lower than 7.7% for the comparable quarter last year. While the change in the use of certain letters of credit to transact sales did not impact gross profit dollars, it did affect gross profit as a percentage of net sales and revenues since net sales and revenues recognized from such transactions was lower. Had the Company recognized the full amount of such sales, gross profit for the three months ended April 30, 1995 would have been 5.8% of net sales and revenues. The decrease in the gross profit percentage was a result of certain period costs included in cost of goods sold being spread over lower net sales and revenues.

Selling, general and administrative expenses of $5.3 million for the quarter ended April 30, 1995 were approximately $1.0 million less than in the same period last year. As a percentage of net sales and revenues, selling, general and administrative expenses were 57.6% in this quarter compared to 31.4% last year. The increase as a percentage of net sales and revenues was the result of lower reported net sales and revenues as described above. The lower selling, general and administrative expenses were the result of the implementation of a cost reduction program which began in the second half of the prior fiscal year. The Company is continuing to monitor and reduce expense levels and expects selling, general and administrative expenses to continue to decrease for the reminder of the year, compared to last year, as a result of this program.

Interest expense of $406,000 was $83,000 lower in the quarter ended April 30, 1995, compared to interest expense of $489,000 in the same period last year. The decrease is attributable to lower borrowing levels as a result of the Company maintaining lower levels of inventory, which more than offset higher interest rates.

Income tax benefit of $2.0 million reflects an effective tax rate of 40%. for the quarter ended April 30, 1995, compared to an income tax benefit of $2.4 million which reflects an effective tax rate of 44.6% in the comparable period in the prior year. The decreased effective tax rate for the current year results from the anticipated lower provision for state and local taxes due to the tax loss carry forward from the prior year.

As a result of the foregoing, for the three month period ended April 30, 1995, the Company had a net loss of $3.0 million, or $.47 per share, compared to a net loss of $2.9 million, or $0.45 per share, for the comparable period in the prior year.

Liquidity and Capital Resources

As of June 13, 1995, the Company entered into an amended and restated loan agreement with its three banks. This amended loan agreement, which expires May 31, 1996, provides for a collateralized working capital line of credit for a maximum amount of $48 million through January 30, 1996 (reduced to $40 million commencing January 31, 1996), of which a maximum of $40 million (reduced to $32 million commencing January 31, 1996) is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (9% as of June 1, 1995) plus 2%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payments of cash dividends. As of April 30, 1995, there was $9.4 million of borrowings outstanding and approximately $16.3 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The amended loan agreement reduced the maximum credit line available to the Company. The Company is planning to carry lower levels of inventory in the current fiscal year compared to the prior year and, as a result, believes that this facility will be sufficient to meet its working capital needs. Inventories as of April 30, 1995 were $29.2 million compared to $51.6 million as of April 30, 1994.

The Company's majority-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of April 30, 1995, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.3 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              G-III APPAREL GROUP, LTD.
                                                     (Registrant)




Date:    June 14, 1995                         By: /s/ Morris Goldfarb
                                                   -----------------------------
                                                   Morris Goldfarb
                                                   President and Chief
                                                   Executive Officer


Date:    June 14, 1995                         By: /s/ Alan Feller
                                                   -----------------------------
                                                   Alan Feller
                                                   Chief Financial Officer,
                                                   Treasurer, and Secretary