Form 10-Q
period 1995-07-31
G III APPAREL GROUP LTD /DE/
filed 1995-09-14
CIK 821002

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                     July 31, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number                                0-18183

                           G-III APPAREL GROUP, LTD.
            (Exact name of registrant as specified in its charter)


            Delaware                                           41-1590959
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

           345 West 37th Street, New York, New York                    10018
(Address of Principal Executive Office)                           (Zip Code)

                                 (212) 629-8830
              (Registrant's telephone number, including area code)

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

Yes   XX         No
   --------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1995.

Common Stock, $.01 par value per share:      6,459,381      shares.

Part I      FINANCIAL INFORMATION                                Page No.

  Item 1.   Financial Statements *

            Consolidated Balance Sheets -
                 January 31, 1995 and July 31, 1995 ................3

            Consolidated Income Statements -
                 For the Three Months Ended
                 July 31, 1994 and 1995 ............................4

            Consolidated Income Statements -
                 For the Six Months Ended
                 July 31, 1994 and 1995 ............................5

            Consolidated Statements of Cash Flows -
                 For the Six Months Ended
                 July 31, 1994 and 1995 ............................6


            Notes to Financial Statements ..........................7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ...........................................8-9

Part II     OTHER INFORMATION

  Item 4.   Submission of Matters To A Vote of Stockholders .......10

  Item 6.   Exhibits and Reports on Form 8-K
             (a) Second Amended and Restated Loan Agreement, dated June 12, 1995



* The Balance Sheet at January 31, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                       JANUARY 31,    JULY 31,
 ASSETS                                                   1995         1995

                                                                    (unaudited)

Current Assets:
     Cash and Cash Equivalents                           $ 1,421      $ 2,720
     Accounts Receivable - Net                            13,414       27,099
     Inventories - Net                                    25,532       32,481
     Prepaid and Refundable Income Taxes                   4,204        4,885
     Prepaid Expense and Other Current Assets                466        1,267
                                                         -------      -------
           Total Current Assets                           45,037       68,452
                                                         -------      -------

Property, Plant and Equipment at Cost - Net                7,015        6,877
Deferred Income Taxes                                      1,717        1,717
Other Assets                                                 803          809
                                                         -------      -------
                                                         $54,572      $77,855
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Notes Payable                                       $12,907      $34,250
     Current Maturities of Capital Leases                    573          573
     Accounts Payable                                      3,947        7,053
     Accrued Expenses                                      2,152        2,740
     Accrued Nonrecurring Charges                          2,856        2,693
                                                         -------      -------
           Total Current Liabilities                      22,435       47,309

Obligations Under Capital Leases                           1,479        1,204
Nonrecurring Charges - Long-Term                             557          557

Stockholders' Equity:
     Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding
     Common Stock, $.01 par value: authorized,
       20,000,000 shares; issued and outstanding,
       6,459,381 shares on January 31, 1995 and on
       July 31, 1995                                          65           65
     Additional Paid-in capital                           23,603       23,603
     Retained Earnings                                     6,433        5,117
                                                         -------      -------
                                                          30,101       28,785
                                                         -------      -------
                                                         $54,572      $77,855
                                                         =======      =======

See Accompanying Notes to Financial Statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
               (in thousands, except share and per share amounts)





                                                        THREE MONTHS ENDED
                                                    -------------------------
                                                             JULY 31,
                                                      1994    (000'S)       1995
                                                      ----                  ----
                                                            (unaudited)

Net Sales                                         $    44,848        $    30,621

Commission Income                                       3,312              5,411
                                                  -----------        -----------

       Net Sales and Revenues                          48,160             36,032

Cost of Goods Sold                                     39,622             26,417
                                                  -----------        -----------

       Gross Profit                                     8,538              9,615

Selling, General and
   Administrative Expenses                              6,332              5,502
                                                  -----------        -----------

       Operating Profit                                 2,206              4,113

Interest and Financing Charges, Net                     1,062                991
                                                  -----------        -----------

       Income Before Taxes                              1,144              3,122

Income Taxes                                              509              1,403
                                                  -----------        -----------

       Net Income                                 $       635        $     1,719
                                                  ===========        ===========

Income per common share:

Primary;
  Net Income per common share                     $       .10        $       .27
                                                  ===========        ===========
  Weighted average number of
   shares outstanding                               6,471,462          6,459,381
                                                  ===========        ===========

Fully Diluted;
  Net Income per common share                     $       .10        $       .27
                                                  ===========        ===========

  Weighted average number of shares
   outstanding                                      6,471,462          6,459,381
                                                  ===========        ===========



See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
               (in thousands, except share and per share amounts)



                                                           SIX MONTHS ENDED
                                                         --------------------
                                                                JULY 31,
                                                        1994    (000'S)    1995
                                                        ----               ----
                                                              (unaudited)

Net Sales                                            $    65,005    $    39,462

Commission Income                                          3,312          5,845
                                                     -----------    -----------

       Net Sales and Revenues                             68,317         45,307

Cost of Goods Sold                                        58,221         35,001
                                                     -----------    -----------

       Gross Profit                                       10,096         10,306

Selling, General and
   Administrative Expenses                                12,688         10,845
                                                     -----------    -----------

       Operating Loss                                     (2,592)          (539)

Interest and Financing Charges, Net                        1,551          1,397
                                                     -----------    -----------

       Loss Before Taxes                                  (4,143)        (1,936)

Income Taxes (Benefit)                                    (1,848)          (620)
                                                     -----------    -----------

       Net Loss                                      $    (2,295)   $    (1,316)
                                                     ===========    ===========

Loss per common share:

Primary;
  Net Loss per common share                          $      (.35)   $      (.20)
                                                     ===========    ===========

  Weighted average number of
   shares outstanding                                  6,457,298      6,459,381
                                                     ===========    ===========

Fully Diluted;
  Net Loss per common share                          $      (.35)   $      (.20)
                                                     ===========    ===========

  Weighted average number of shares
   outstanding                                         6,457,298      6,459,381
                                                     ===========    ===========



See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          SIX MONTHS ENDED
                                                          ----------------
                                                               JULY 31,
                                                               --------
                                                          1994              1995
                                                          ----              ----
                                                                 (000's)
                                                               (unaudited)

Cash Flows from Operating Activities:
    Net Loss                                           $   (2,296)   $   (1,316)
    Adjustments to Reconcile Net Income:
       Depreciation and Amortization                          703           636
Changes in Operating Assets and Liabilities:
    Accounts Receivable                                   (21,108)      (13,685)
    Inventory                                             (19,465)       (6,949)
    Prepaid and Refundable Income Taxes                    (2,107)         (681)
    Prepaid Expenses                                          (57)         (801)
    Other Assets                                              (22)           (6)
    Accounts Payable and Accrued Expenses                  12,199         3,694
    Accrued Nonrecurring Charge                                            (163)
                                                       ----------    ----------
                                                          (29,857)      (17,955)
                                                       ----------    ----------

Net Cash (Used in) Operating Activities                   (32,153)      (19,271)
                                                       ----------    ----------

Cash Flows for Investing Activities:
    Capital Expenditures                                     (354)         (498)
    Investment in Joint Venture                              (452)
                                                       ----------    ----------
Net Cash (Used in) Investing Activities:                     (806)         (498)
                                                       ----------    ----------

Cash Flows from Financing Activities:
    Borrowings under bankers' acceptances and notes        85,069        32,153
    Repayments of bankers' acceptances and notes          (52,350)      (10,810)
    Proceeds from capital lease obligations                 1,150
    Payment of capital lease obligations                     (192)         (275)
                                                       ----------    ----------
Net Cash Provided by Financing Activities                  33,677        21,068
                                                       ----------    ----------

Net Increase (Decrease) in Cash                               718         1,299

Cash at Beginning Period                                      833         1,421
                                                       ----------    ----------

Cash at End of Period                                  $    1,551    $    2,720
                                                       ==========    ==========
Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period for:
         Interest                                      $    1,526    $    1,222
         Income Taxes                                  $       36    $        2




See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT



Note 1 - General Discussion

The results for the three and six month periods ended July 31, 1995 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1995.

Note 2 - Inventories



                                             January 31,          July 31,
    Inventories consist of:                    1995                 1995
                                               ----                 ----


    Finished products......................  $ 23,107             $ 27,324
    Work-in-process........................        52                  884
    Raw materials..........................     2,373                4,273
                                             --------                -----
                                             $ 25,532             $ 32,481
                                             ========               ======



Note 3 - Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the weighted average number of common shares and common share equivalents during each of the periods. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

Note 4 - Notes Payable

The Company has a loan agreement with three banks for $48,000,000 through January 30, 1996 and $40,000,000 through May 31, 1996, of which $40,000,000 through January 30, 1996 and $32,000,000 through May 31, 1996 is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1995, the Company had a remaining reserve of approximately $3.4 million related to a cost reduction program. The status of the components of the provision at July 31, 1995 was:



                                    Balance            1995        Balance
                                    January 31, 1995   Activity    July 31, 1995
                                    ----------------   --------    -------------

Disposal of Asian Facility        $  2,500            $           $   2,500
Shut down of Domestic Facilities       579               (69)           510
Severance and related costs            334               (94)           240
                                    ------               ----           ---
                                  $  3,413            $ (163)     $   3,250
                                     =====              =====         =====


                                      -7-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales and revenues for the three months ended July 31, 1995 were $36.0 million compared to $48.2 million for the same period last year. For the six months ended July 31, 1995, net sales and revenues were $45.3 million compared to $68.3 million for the same period in the prior year. The decrease in net sales during the three and six month periods was primarily due to the recognition by the Company of only commission income on certain types of sales where the Company's customers provide letters of credit which are transferred by the Company directly to overseas manufacturers or where the Company's customer provided letters of credit directly to overseas manufacturers. Prior to the quarter ended July 31, 1994, the customer provided a letter of credit to the Company and the Company opened a letter of credit to the manufacturer. Accounting rules require the Company to recognize only commission income with respect to transactions where the Company does not open a letter of credit. The Company expects that it will increasingly utilize this type of transaction which results in the Company reporting lower net sales and revenues.

The Company recognized $5.4 million and $5.8 million of commission income in the three and six months ended July 31, 1995, respectively, compared to $3.3 million in each of the comparable periods in the prior year. If the Company had recognized the full amount of sales from this type of transaction, net sales and revenues would have been $63.5 million and $75.3 million, respectively, for such three and six month periods and, on a comparable basis, would have been $64.9 million and $85.2 million, respectively, for the same periods in the prior year. The decrease in net sales and revenues in the six month period was primarily due to lower net sales and revenues in the three months ended April 30, 1995. The unusually warm fall season of 1994 left retailers in an overstocked position adversely effecting sales during such period.

Gross profit was $9.6 million for the three months ended July 31, 1995, compared to $8.5 million in the same period last year. Gross profit as a percentage of net sales and revenues was 26.7% for the three months ended July 31, 1995, compared to 17.6% for the same period last year. For the six month period ended July 31, 1995, gross profit was $10.3 million, or 22.7% of net sales and revenues, compared to $10.1 million, or 14.8% of net sales and revenues, for the same period last year. While the change in the use of certain letters of credit to transact sales did not impact gross profit dollars, it did affect gross profit as a percentage of net sales and revenues since net sales and revenues recognized from such transactions were lower. Had the Company recognized the full amount of such sales, gross profit for the three and six months ended July 31, 1995 would have been 15.1% and 13.7%, respectively, of net sales and revenues, compared to 13.1% and 11.9%, respectively, for the same periods last year. The increase in the gross profit percentage was a result of improved margins in a majority of product lines as well as cost reductions resulting from closure of the Company's domestic manufacturing facilities.

Selling, general and administrative expenses of $5.5 million for the three months ended July 31, 1995 were approximately $800,000 less than in the same period last year. As a percentage of net sales and revenues, selling, general and administrative expenses were 15.3% in this period compared to 13.1% last year. For the six month period, selling general and administrative expenses were $10.8 million, or 23.8% of net sales and revenues, compared to $12.7 million, or 18.6% of net sales and revenues, for the same period last year. The increase as a percentage of net sales and revenues was the result of lower reported net sales and revenues as described above. The lower selling, general and administrative expenses were the result of the implementation of a cost reduction program which began in the second half of the prior fiscal year. The Company is continuing to monitor and reduce expense levels and expects selling, general and administrative expenses to continue to decrease for the reminder of the year, compared to last year, as a result of this program.

Interest expense of $991,000 was $71,000 lower in the quarter ended July 31, 1995, compared to interest expense of $1,062,000 in the same period last year. For the six months ended July 31, 1995, interest expense was $1,397,000, a decrease of $154,000 from the prior year. The decrease is attributable to lower borrowing levels as a result of the Company maintaining lower levels of inventory, which more than offset higher interest rates and other financing costs.

Income taxes of $1.4 million reflect an effective tax rate of 44.9%. for the three months ended July 31, 1995, compared to income taxes of $509,000 which reflect an effective tax rate of 44.5%, in the comparable period in the prior year. For the six months ended July 31, 1995, income tax benefit of $620,000 reflects an effective tax rate of 32.0%, compared to an income tax benefit of $1.8 million, or 44.6% in the same period last year. The decreased effective tax rate for the six months results from a lower provision for current year income taxes (40%), resulting from the state and local tax loss carry forward from the prior year, offset in part by additional federal taxes of $157,000, due to an income tax audit for certain prior periods through January 31, 1993.

As a result of the foregoing, for the three month period ended July 31, 1995, the Company had net income of $1.7 million, or $.27 per share, compared to a net income of $635,000, or $.10 per share, for the comparable period in the prior year. For the six month period ended July 31, 1995, the Company had a net loss of $1.3 million, or $.20 per share, compared to a net loss of $2.3 million, or $.35 per share, for the same period in the prior year.

Liquidity and Capital Resources

The Company has a loan agreement, which expires May 31, 1996, providing for a collateralized working capital line of credit for a maximum amount of $48 million through January 30, 1996 (reduced to $40 million commencing January 31,
1996), of which a maximum of $40 million (reduced to $32 million commencing January 31, 1996) is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.75% as of September 1, 1995) plus 2%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payments of cash dividends. As of July 31, 1995, there was $31.6 million of borrowings outstanding and approximately $10.7 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The current loan agreement reduced the maximum credit line available to the Company compared to the prior year. The Company is planning to carry lower levels of inventory in the current fiscal year compared to the prior year and, as a result, believes that this facility will be sufficient to meet its working capital needs. Inventories as of July 31, 1995 were $32.5 million compared to $57.8 million as of July 31, 1994.

The Company's majority-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of July 31, 1995, the borrowing by the Indonesian subsidiary under its line of credit approximated $2.7 million.

Item 4. Submission of Matters to a Vote of Stockholders

         (a) The Company's Annual Meeting of Stockholders was held on June 22, 1995 (the 'Annual Meeting').

         (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

              (i) The election of nine directors to serve for the ensuring year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):




================================================================================
                                                               Withheld
Nominee                     Votes For                          Authority to Vote
--------------------------------------------------------------------------------
Morris Goldfarb            5,958,656                             99,084
--------------------------------------------------------------------------------
Aron Goldfarb              5,957,656                            100,084
--------------------------------------------------------------------------------
Lyle Berman                5,958,156                             99,584
--------------------------------------------------------------------------------
Thomas J. Brosig           5,958,556                             99,184
--------------------------------------------------------------------------------
Alan Feller                5,959,256                             98,484
--------------------------------------------------------------------------------
Carl Katz                  5,958,156                             99,584
--------------------------------------------------------------------------------
Willem van Bokhorst        5,959,156                             98,584
--------------------------------------------------------------------------------
Sigmund Weiss              5,959,156                             98,584
--------------------------------------------------------------------------------
George J. Winchell         5,959,156                             98,584
================================================================================

               (ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending January 31, 1996. The Company's stockholders voted as follows: FOR:
6,007,465
AGAINST: 45,740      ABSTENTIONS: 4,535    BROKER NON-VOTES: 0

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          G-III APPAREL GROUP, LTD.
                                                 (Registrant)




Date:    September 13, 1995                By: /s/ MORRIS GOLDFARB
                                               ---------------------------------
                                               Morris Goldfarb
                                               President and Chief
                                               Executive Officer


Date:    September 13, 1995                By: /s/  ALAN FELLER
                                               ---------------------------------
                                               Alan Feller
                                               Chief Financial Officer,
                                               Treasurer, and Secretary


                           STATEMENT OF DIFFERENCES
     The section symbol shall be expressed as ....................  'ss'

                                 EXHIBIT INDEX
                                 -------------



                                                                      Sequential
                                                                         Page
                                                                        Number
                                                                      ----------
Exhibit 10          Second Amended and Restated Loan Agreement

Exhibit 27          Financial Data Schedule

