Form 10-Q
period 1995-10-31
G III APPAREL GROUP LTD /DE/
filed 1995-12-15
CIK 821002

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended               October 31, 1995
                                      -----------------------------------------

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from___________________ to___________________

                                                       0-18183
        Commission File Number_________________________________________________

                           G-III APPAREL GROUP, LTD.
          (Exact of name of registrant as specified in its character)


                   Delaware                                41-1590959
        -------------------------------              --------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

             345 West 37th Street, New York, New York         10018
  ----------------------------------------------------------------------------
             (Address of Principal Executive Office)        (Zip Code)

                                 (212) 629-8830
                  -------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes     XX                 No_______
                ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1995.

         Common Stock, $.01 par value per share:      6,461,471      shares.
                                                ---------------------

         Part I                     FINANCIAL INFORMATION               Page No.

              Item 1. Financial Statements *

                        Consolidated Balance Sheets -
                             January 31, 1995 and October 31, 1995...........3

                        Consolidated Statements of Operations -
                             For the Three Months Ended
                             October 31, 1994 and 1995.......................4

                        Consolidated Statements of Operations -
                             For the Nine Months Ended
                             October 31, 1994 and 1995.......................5

                        Consolidated Statements of Cash Flows -
                             For the Nine Months Ended
                             October 31, 1994 and 1995.......................6


                        Notes to Financial Statements........................7

              Item 2    Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.........................................8-9



         * The Balance Sheet at January 31, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                     JANUARY 31,   OCTOBER 31,
                                                         1995          1995
                                                         ----          ----
ASSETS                                                             (unaudited)
Current Assets:
     Cash and Cash Equivalents                         $ 1,421      $ 1,945
     Accounts Receivable - Net                          13,414       27,046
     Inventories - Net                                  25,532       20,481
     Prepaid and Refundable Income Taxes                 4,204          265
     Prepaid Expense & Other Current Assets                466          940
                                                       -------      -------
          Total Current Assets                          45,037       50,677
                                                       -------      -------
Property and Equipment at Cost - Net                     7,015        6,545
Other Assets                                               803        1,259
Deferred Income Taxes                                    1,717          256
                                                       -------      -------
                                                       $54,572      $58,737
                                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                     $12,907      $16,160
     Current Maturities of Capital Leases                  573          573
     Accounts Payable                                    3,947        3,290
     Accrued Expenses                                    2,152        2,340
     Accrued Nonrecurring Charges                        2,856        2,620
                                                       -------      -------
          Total Current Liabilities                     22,435       24,983

Obligations Under Capital Leases                         1,479        1,060
Nonrecurring Charges -  Long Term                          557          557


Stockholders' Equity:
     Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding
     Common Stock, $.01 par value: authorized
       20,000,000 shares; issued and outstanding,
       6,459,381 shares on January 31, 1995 and
       on October 31, 1995                                  65           65
     Additional Paid-in Capital                         23,603       23,603
     Retained Earnings                                   6,433        8,469
                                                       -------      -------
                                                        30,101       32,137
                                                       -------      -------
                                                      $ 54,572     $ 58,737
                                                      ========     ========

                See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                            OCTOBER 31,
                                                       1994              1995
                                                       ----              ----
                                                            (Unaudited)

Net Sales                                          $     70,057     $     54,892

Commission Income                                         3,569            2,803
                                                   ------------     ------------

     Net Sales and Revenues                              73,626           57,695

Cost of Goods Sold                                       60,559           45,202
                                                   ------------     ------------
     Gross Profit                                        13,067           12,493

Selling, General and
  Administrative Expenses                                 6,962            6,050
Unusual Charge - Note 6                                   5,700                0
                                                   ------------     ------------

     Operating Profit                                       405            6,443

Interest and Financing Charges, Net                       1,220              853
                                                   ------------     ------------

     Income (Loss) Before Taxes                            (815)           5,590

Income Taxes (Benefit)                                     (363)           2,237
                                                   ------------     ------------

     Net Income (Loss)                             $       (452)    $      3,353
                                                   ============     ============

Income (Loss) per common share:

Primary;
  Net Income (Loss) per common share               $       (.07)    $        .50
                                                   ============     ============

  Weighted average number of shares
    outstanding                                       6,466,709        6,771,737
                                                   ============     ============

Fully Diluted;
  Net Income (Loss) per common share               $       (.07)    $        .50
                                                   ============     ============

  Weighted average number of shares
    outstanding                                       6,466,709        6,771,737
                                                   ============     ============

                See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                         NINE MONTHS ENDED
                                                    ------------------------------
                                                            OCTOBER 31,
                                                     1994               1995
                                                     ----               ----
                                                            (Unaudited)
Net Sales                                         $    135,061      $     94,354

Commission Income                                        6,881             8,648
                                                  ------------      ------------

     Net Sales and Revenues                            141,942           103,002

Cost of Goods Sold                                     118,780            80,203
                                                  ------------      ------------

     Gross Profit                                       23,162            22,799

Selling, General and
  Administrative Expenses                               19,650            16,895
Unusual Charge - Note 6                                  5,700                 0
                                                  ------------      ------------

     Operating Profit (Loss)                            (2,188)            5,904

Interest and Financing Charges, Net                      2,771             2,251
                                                  ------------      ------------

     Income (Loss) Before Taxes                         (4,959)            3,653

Income Taxes (Benefit)                                  (2,212)            1,617
                                                  ------------      ------------

     Net Income (Loss)                            $     (2,747)     $      2,036
                                                  ============      ============

Income (Loss) per common share:

Primary;
  Net Income (Loss) per common share              $       (.42)     $        .31
                                                  ============      ============

  Weighted average number of shares
    outstanding                                      6,474,438         6,571,398
                                                  ============      ============

Fully Diluted;
  Net Income (Loss) per common share              $       (.42)     $        .31
                                                  ============      ============

  Weighted average number of shares
   outstanding                                       6,474,438         6,652,744
                                                  ============      ============

                See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                 -----------------
                                                                                                     OCTOBER 31,
                                                                                                     -----------
                                                                                               1994              1995
                                                                                               ----              ----
                                                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net Income (Loss)                                                                         $  (2,747)     $   2,036
   Adjustments to Reconcile Net Income:
     Depreciation and Amortization                                                               1,115          1,158
     Unusual Charge                                                                              5,700              0

Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                                         (31,422)       (13,632)
   Inventory                                                                                    (6,208)         5,051
   Prepaid and refundable Income Taxes                                                          (2,496)         3,939
   Prepaid Expenses                                                                                386           (474)
   Other Assets                                                                                    (11)          (396)
   Deferred Income Taxes                                                                             0          1,461
   Accounts Payable and Accrued Expenses                                                         8,312           (704)
                                                                                             ---------      ---------
Net Cash (Used in) Operating Activities                                                        (27,371)        (1,561)
                                                                                             ---------      ---------

Cash Flows for Investing Activities:
   Capital Expenditures                                                                           (381)          (688)
   Payment for purchase of PT Hwakang Indawa,                                                        0            (61)
      net of cash acquired
   Investment in Joint Venture                                                                    (428)             0
                                                                                             ---------      ---------

Net Cash (Used in) Investing Activities:                                                          (809)          (749)
                                                                                             ---------      ---------

Cash Flows from Financing Activities:
     Borrowings under bankers' acceptances and notes                                           135,046         63,010
     Repayments of bankers' acceptances and notes                                             (106,220)       (59,757)
     Proceeds from capital lease obligations                                                     1,150              0
     Payment of capital lease obligations                                                         (157)          (419)
                                                                                             ---------      ---------

Net Cash Provided by Financing Activities                                                       29,819          2,834
                                                                                             ---------      ---------

Net Increase in Cash                                                                             1,639            524

Cash at Beginning of Period                                                                        833          1,421
                                                                                             ---------        -------

Cash at End of Period                                                                            2,472        $ 1,945
                                                                                              =========       =======

Supplemental Disclosures of Cash Flow Information
     Cash Paid During the Period for:
        Interest                                                                             $    2,441     $   2,251
        Income Taxes                                                                         $       38     $     157

                See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results of the three and nine month periods ended October 31, 1995 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1995.

Note 2 - Inventories


                                                   (in thousands)
                                           January 31,       October 31,
                                               1995             1995
                                               ----             ----
     Inventories consist of:
     Finished products ...............       $23,107          $15,521
     Work-in-process .................            52               36
     Raw materials ...................         2,373            4,924
                                             -------          -------
                                             $25,532          $20,481
                                             =======          =======


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

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1995, the Company had a remaining reserve of approximately $3.4 million related to a cost reduction program. The status of the components of the provision at October 31, 1995 was:


                                                            (in thousands)
                                            Balance             1995              Balance
                                        January 31, 1995      Activity        October 31, 1995
                                        ----------------      ---------       ----------------
Disposal of Asian Facility ............       $2,500            $   0            $ 2,500
Shut down of Domestic Facilities ......          579             (100)               479
Severance and related costs ...........          334             (136)               198
                                              ------            -----            -------
                                              $3,413            $(236)           $ 3,177
                                              ======            =====            =======


Note 6 - Unusual Charge

During the quarter ended October 31, 1994 the Company recorded an unusual charge for inventory markdowns of $5.7 million in the recognition of the high levels of inventory on hand caused by an unusually warm fall season and the resulting lack of customer reorders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales and revenues for the three months ended October 31, 1995 were $57.7 million compared to $73.6 million for the same period last year. For the nine months ended October 31, 1995, net sales and revenues were $103.0 million compared to $141.9 million for the same period in the prior year. The decrease in net sales during the three month period ended October 31, 1995 was due to continued weakness in the retail business environment, as well as warmer than usual weather patterns, both of which adversely affected sales of leather outerwear. The Company expects that the weak retail environment will continue to adversely affect sales in the quarter ending January 31, 1996. For the nine month period ended October 31, 1995, approximately $26.7 million of the decrease in net sales and revenues was the result of lower sales at the retail level. The balance of the decrease (approximately $12.2 million) is attributable to the recognition by the Company of only commission income on certain types of sales where the Company's customers provide letters of credit which are transferred by the Company directly to overseas manufacturers or where the Company's customer provided a letter of credit directly to overseas manufacturers. Prior to the quarter ended July 31, 1994, the customer provided a letter of credit to the Company and the Company opened a letter of credit to the manufacturer. Accounting rules require the Company to recognize only commission income with respect to transactions where the Company does not open a letter of credit. The Company expects that it will continue to utilize this type transaction which results in the Company reporting lower net sales and revenues.

For the nine months ended October 31, 1995 and 1994 the Company recognized $8.6 million and $ 6.9 million of commission income, respectively. If the Company had recognized the full amount of sales from this type of transaction, net sales and revenues would have been $151.0 million and $177.7 million, respectively.

Gross profit was $12.5 million for the three months ended October 31, 1995, compared to $13.1 million in the same period last year. Gross profit as a percentage of net sales and revenues was 21.7% for the three months ended October 31, 1995, compared to 17.7% for the same period last year. For the nine month period ended October 31, 1995, gross profit was $22.8 million , or 22.1% of net sales and revenues, compared to $23.2 million or 16.3% of net sales and revenues for the same period last year. While the change in the use of certain letters of credit to transact sales did not impact gross profit dollars, it did affect gross profit as a percentage of net sales and revenues since net sales and revenues recognized from such transactions were lower. Had the Company recognized the full amount of such sales, gross profit for the nine months ended October 31, 1995 would have been 15.1% and 13.0%, respectively, of net sales and revenues. The increase in the gross profit percentage was a result of improved margins in a majority of product lines as well as cost reductions resulting from closure of the Company's domestic manufacturing facilities.

Selling, general and administrative expenses of $6.1 million for the three months ended October 31, 1995 were approximately $912,000 less than in the same period last year. As a percentage of net sales and revenues, selling, general and administrative expenses were 10.5% in this period compared to 9.5% last year. For the nine month period, selling, general and administrative expenses were $16.9 million or 16.4% of net sales and revenues, compared to $19.7 million, or 13.8% of net sales and revenues for the same period last year. The increase as a percentage of net sales and revenues was the result of lower reported net sales and revenues as described above. The lower selling, general and administrative expenses were the result of the implementation of a cost reduction program which began in the second half of the prior fiscal year. The Company is continuing to monitor and reduce expense levels and expects selling, general and administrative expenses to continue to decrease for the remainder of the year, compared to last year, as a result of this program.

Interest expense of $853,000 was $367,000 lower in the quarter ended October 31, 1995, compared to interest expense in the same period last year. For the nine months ended October 31, 1995, interest expense was $2.3 million, a decrease of $520,000 from the prior year. The decrease is attributable to lower borrowing levels as a result of the Company maintaining lower levels of inventory, which more than offset higher interest rates and other financing costs.

Income taxes of $2.2 million reflects an effective tax rate of 40.0% for the three months ended October 31, 1995, compared to an income tax benefit of $363,000 which reflected an effective tax rate of 44.5% in the comparable period in the prior year. For the nine months ended October 31, 1995, income taxes of $1.6 million reflects an effective tax rate of 44.3%, compared to an income tax benefit of $2.2 million in the same period last year, which reflected an effective tax rate of 44.6 %. The decreased effective tax rate for the nine months results from a lower provision for current year income taxes (40%), resulting from the state and local tax loss carry forward from the prior year, offset in part by additional federal taxes of $157,000 due to the settlement of an income tax audit for certain prior periods through January 31, 1993.

As a result of the foregoing, for the three month period ended October 31, 1995, the Company had net income of $3.4 million, or $.50 per share, compared to a net loss of $452,000, or $.07 per share, for the comparable period in the prior year. For the nine month period ended October 31, 1995, the Company had net income of $2.0 million, or $.31 per share, compared to a net loss of $2.7 million, or $.42 per share, for the same period in the prior year.

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

Direct borrowings bear interest at the agent's prime rate (8.75% as of December 1, 1995) plus 2%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payments of cash dividends. As of October 31, 1995, there was $13.7 million of borrowings outstanding and approximately $ 8.2 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The current loan agreement reduced the maximum credit line available to the Company compared to the prior year. The Company is carrying lower levels of inventory in the current fiscal year compared to the prior year and, as a result, believes that this facility will be sufficient to meet its working capital needs. Inventories as of October 31, 1995 were $20.5 million compared to $38.9 million as of October 31, 1994.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of October 31, 1995, the borrowing by the Indonesian subsidiary under its line of credit approximated $2.4 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            G-III APPAREL GROUP, LTD.
                                                   (Registrant)




Date: December 13, 1995                     By: /s/  MORRIS GOLDFARB
                                                __________________________
                                                Morris Goldfarb
                                                President and Chief
                                                Executive Officer


Date: December 13, 1995                     By: /s/  ALAN FELLER
                                                __________________________
                                                Alan Feller
                                                Chief Financial Officer,
                                                Treasurer, and Secretary