Form 10-K
period 1996-01-31
G III APPAREL GROUP LTD /DE/
filed 1996-04-30
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended January 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from_________________to___________________

  Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

       Delaware                                              41-1590959
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

345 West 37th Street, New York, New York                     10018
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 629-8830

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X  No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $7,819,461.

     The number of outstanding shares of the registrant's Common Stock as of March 31, 1996 was 6,465,836.

     Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 20, 1996, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.    BUSINESS


General

          G-III Apparel Group, Ltd. (the "Company") designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under its "G-III"`TM', "Siena"`TM', "Siena Studio"`TM', "Colebrook and Co."`TM' and "J.L. Colebrook"`TM' labels, and under private retail and licensed labels. The Company commenced operations in 1974, initially selling moderately priced women's leather coats and jackets under its G-III label. The Company has continuously expanded its product lines and began selling higher priced, more fashion oriented women's leather apparel under its Siena and "Cayenne"`TM' (now called Siena Studio) labels in 1981 and 1988, respectively. In 1988, the Company introduced a line of men's leather apparel, presently consisting primarily of jackets and coats sold under the G-III label. In 1990, the Company formed a textile division, which designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the J.L. Colebrook label. The Company replaced the Cayenne label with the Siena Studio label for its mid-priced line of women's leather apparel during 1991 and introduced a men's textile apparel line in the fall of 1992. In 1993, the Company formed a Woolen Coat Division which designs, manufactures, imports and markets a moderately priced line of women's coats and rainwear. In 1993, the Company entered into a licensing agreement with NFL Properties to market a line of outerwear apparel with NFL team logos. The Company believes that the sale of licensed products will help it to expand its business and, in 1995, the Company entered into a licensing agreement with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole label.

          Sales of moderately priced women's leather apparel accounted for approximately 44% of the Company's net sales in the fiscal year ended January 31, 1996, compared to 46% in the fiscal year ended January 31, 1995. The Company sells to approximately 2,500 customers, including nationwide chains of department and specialty retail stores, price clubs and individual specialty boutiques.

          During  1995,  the  Company   continued  the   implementation  of  its
restructuring program started in 1994 which was intended to strengthen the Company's core product lines, improve long-term profitability and enhance shareholder value. In 1995, the Company consolidated merchandise divisions, closed certain manufacturing and other facilities, reduced inventory, decreased borrowing levels and lowered its personnel and administrative expenses. In March 1996, the Company sub-leased one of its warehouses to a third party, thereby consolidating its warehouse operations into one location and reducing its warehouse and distribution expenses.

          In the fiscal year ended January 31, 1996, substantially all the Company's products were manufactured for the Company by foreign independent contractors, located principally in South Korea, China and Indonesia and, to a lesser extent, in India, Philippines, Hong Kong and Eastern Europe. A select number of garments were also manufactured for the Company by independent contractors located in the New York City area.

          References to the Company include the operations of all the Company's subsidiaries.

Products - Development and Design

          The Company manufactures and markets a full line of women's leather apparel in "junior," "missy," and "half sizes" and an outerwear line of men's leather apparel at a wide range of retail sales prices. The Company's product offerings also include textile outerwear, woolen coats and sportswear.

          The G-III line of women's apparel consists of moderately priced women's leather apparel, which typically sells at retail prices from $30 for sportswear items to $400 for coats. The Siena line of apparel, which caters to the higher priced, more fashion-conscious female consumer, typically has retail prices from $200 for sportswear items to $1,000 for coats. Siena Studio, the Company's bridge-priced line of fashion oriented women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $500 for outerwear. Products in the men's line of leather outerwear, sold under the G-III label, typically have retail prices between $75 and $400. The moderately priced line of women's textile outerwear and sportswear, sold under the J.L. Colebrook label, has retail prices in the range of $70 to $120. The men's textile apparel line, consisting of moderately priced outerwear, has retail prices ranging from $50 to $175. The moderately priced line of women's coats, sold under the Vision label, has retail prices in the range of $100 to $200.

          The Company works with retail chains in developing product lines sold under private retail labels. With regard to private label sales, the Company meets frequently with buyers who custom order products by color, fabric and style. These buyers may provide samples to the Company or may select styles already available in the Company's showrooms. The Company has established a reputation among such buyers for the ability to arrange for manufacture of apparel on a reliable, expeditious and cost-effective basis.

          The Company's in-house designers are responsible for the design and look of the Company's products. The Company responds to style changes in the apparel industry by maintaining a continuous program of style, color and type of leather and fabric selection. In designing new products and styles, the Company attempts to incorporate current trends and consumer preferences in the Company's traditional product offerings. The Company seeks to design products in response to anticipated trends in consumer preferences, rather than to attempt to establish market trends and styles.

          Design personnel meet regularly with the Company's sales and merchandising departments to review market trends, sales results and the popularity of the Company's latest products. In addition, representatives of the Company regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East, and present sample items to the Company along with their evaluation of the styles expected to be in demand in the United States. The Company also seeks input from selected customers with respect to product design. The Company believes that its sensitivity to the needs of its retail customers, coupled with the flexibility of its production capabilities and its continual monitoring of the retail market, enables the Company to modify designs and order specifications in a timely fashion.

          The Company's arrangements with selected overseas factories for textile apparel enables it to conduct test-marketing, in cooperation with specialty retailers and department stores, prior to full manufacturing and marketplace introduction of certain styles and products. Testmarketing typically involves introducing a new style into approximately 20 to 30 store locations in certain major markets. If the Company finds acceptance of the product on a consumer level, the Company proceeds with full-scale manufacturing and market introduction.

Leather Apparel

        Manufacturing

          Substantially all the Company's products are imported from independent manufacturers located primarily in South Korea, Indonesia and China and, to a lesser extent, in India, the Philippines and Hong Kong. A selected number of garments are also manufactured for the Company by independent contractors located in the New York City area. In addition, the Company owns 100% and 39% of two factories in Asia where leather garments are being manufactured for the Company.

          The Company has a branch office in Seoul, South Korea, which acts as a liaison between the Company and the various manufacturers located throughout South Korea, Indonesia and China used to produce the Company's leather and woven garments. Upon receipt from the Company's headquarters of production orders stating the number, quality and types of garments needed to be produced, this liaison office negotiates and places orders with one or more South Korean, Indonesian and Chinese manufacturers. In allocating production among independent suppliers, the Company considers a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 1996, the South Korean office employed 15 persons.

          In connection with the foreign manufacture of the Company's leather apparel, manufacturers purchase skins and necessary "submaterials" (such as linings, zippers, buttons and trimmings) according to parameters specified by the Company. Prior to commencing the manufacture of garments, samples of the skins and submaterials are sent to the South Korean liaison office and the Company's New York offices for approval. Employees of the liaison office regularly inspect and supervise the manufacture of the products for the Company in order to ensure timely delivery, maintain quality control, monitor compliance with Company manufacturing specifications and inspect finished apparel.

          Because of the nature of leather skins, the manufacture of leather apparel is performed manually. A pattern is used in cutting hides to panels which are assembled in the factory. All submaterials are also added at this time. Products are inspected throughout this process to insure that design and quality specifications of the order, as provided by the Company, are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the garment is labeled and hung awaiting shipment. A final random inspection occurs when the garments are packed for shipment.

          The Company arranges for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by the Company require as a condition of release of funds to the manufacturer, among others, that an inspection certificate be signed by a representative of the Company. Accordingly, if an order is not filled by a foreign manufacturer, the letter of credit is not paid and the Company does not bear the risk of liability for the goods being manufactured. The Company assumes the risk of loss on an F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

          As is customary in the leather industry, the Company has not entered into any long-term contractual arrangement with any contractor or manufacturer. In order to provide for more efficient communications and operations with certain of the larger leather apparel manufacturers, in addition to utilizing its South Korean branch office, the Company has historically placed orders for leather apparel with two of its largest manufacturers through an established buying agent located in New York City. The buying agent, under the supervision of Company personnel located in the United States and South Korea, is responsible for procuring sufficient contract production capacity from these manufacturers to meet the forecasted demand for the Company's products. For the fiscal years ended January 31, 1994, 1995 and 1996, approximately 26%, 16% and 13%, respectively, of the Company's products were produced by manufacturers working through the Company's buying agent. The Company believes that the production capacity of foreign manufacturers with which it has developed or is developing a relationship is adequate to meet the Company's leather apparel production requirements for the foreseeable future. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

          The Company's arrangements with foreign manufacturers of its apparel are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions. Although the Company's operations have not been materially affected by any of such factors to date, due to the significant portion of the Company's garments which are produced abroad, any substantial disruption of its relationships with foreign manufacturers could adversely affect the Company's operations. In addition, since the Company negotiates its purchase orders with its foreign manufacturers in United States dollars, if the value of the United States dollar against local currencies was to go down, these manufacturers might increase the United States dollar prices charged to the Company for products. Virtually all the Company's imported leather products and raw materials are subject to United States Customs duties of approximately 6%.

          A majority of all finished goods manufactured abroad are shipped to the Company's New Jersey warehouse and distribution facility for final inspection and allocation and reshipment to customers. The goods are delivered to the Company and its customers by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs and cost and time considerations.

        Marketing and Distribution

          The Company's products are sold primarily to department, specialty and mass merchant retail stores in the United States. The Company sells to approximately 2,500 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from the Company exceed $1,000,000, to small specialty stores whose annual purchases from the Company are less than $1,000. No customer accounted for more than 10% of the Company's net sales in the fiscal years ended January 31, 1995 or 1996.

          Almost all of the Company's sales to date have been made in the United States. The Company has also marketed its products in Canada and Mexico.

          Retail sales of outerwear apparel have traditionally been seasonal in nature. Although the Company sells its apparel products throughout the year, net sales in the months of June through November accounted for approximately 74% and 82% of Company net sales during the fiscal years ended January 31, 1995 and 1996, respectively. The June through November time frame is expected to continue to provide a disproportionate amount of the Company's net sales.

          Along with the Company's foreign offices, the Company's trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to the Company's customers. As of January 31, 1996, Global International Trading Company employed 26 persons.

          The Company's products are sold primarily through a direct employee sales force which consisted of 22 employees as of January 31, 1996. The
Company's principal executives are also actively involved in sales of its products. A limited amount of the Company's products are also sold by various retail buying offices located throughout the country. Final authorization of all sales of products is solely through the Company's New York showroom, enabling the Company's management to deal directly with, and be readily accessible to, major customers, as well as to control more effectively the Company's selling operations.

          The Company primarily relies on its reputation and relationships in the industry to generate business. The Company believes it has developed a significant customer following and positive reputation in the industry, as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of the Company's products. In addition, the Company has, to a limited extent, advertised its products and engaged in cooperative ad programs with retailers. The Company believes it has developed brand awareness, despite the absence of general advertising, primarily through its reputation, consumer acceptance and the fashion press.

          In late December 1990, the Company opened its first retail outlet store in Secaucus, New Jersey. The outlet store was intended to assist the Company in determining sales trends of various styles, colors and skin and fabric types and enable the Company to sell damaged merchandise which cannot be resold at regular prices. During fiscal 1994, the Company opened four new retail outlet stores and added two additional stores during fiscal 1995. The performance of these outlet stores has resulted in the decision by the Company to discontinue operations at several locations. The

Company expects to close at least three of these locations during fiscal 1997, one of which was closed in March 1996. The Company believes that there will be no material affect on the financial statements or operations of the Company as a result of implementing these actions. No additional stores are planned to be opened during fiscal 1997. Company product represents approximately 85% of the products offered in its outlet stores. The balance of the products offered are accessories.

        Licensing

          The Company presently has license agreements with Kenneth Cole Productions, National Football League Properties, NASCAR and several universities located in the United States. The Company plans to seek other opportunities to enter into trademark license agreements in order to expand its product offerings under nationally recognized labels.

        Raw Materials

          Most products manufactured for the Company are purchased by the Company on a finished goods basis. Raw materials used in the production of the Company's leather apparel are available from numerous sources and are in adequate supply. The Company is not aware of any manufacturer of the Company's apparel not being able to satisfy its requirements for any such raw materials due to an inadequacy of supply.

          The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs are impacted by changes in meat consumption worldwide as well as by the popularity of leather products.

Textile Apparel

          The Company also produces outerwear from a variety of textiles such as wools, cottons and synthetic blends, suitable for leisure and active wear. The Company designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the J.L. Colebrook label, with retail prices ranging from $70 for a spring jacket to $120 for a fall jacket. The Coat Division markets moderately priced women's woolen coats and raincoats, sold under the Vision label, with retail prices ranging from $100 to $200. The men's textile apparel line consists of moderately priced outerwear.

          The Company's development and design process as well as its marketing and distribution strategies for textile apparel are similar to those employed for its leather apparel. See "Products-Development and Design" and "Leather Apparel -- Marketing and Distribution" of this Item 1 above. Textile outerwear is manufactured for the Company by several independent contractors located primarily in the Far East and Eastern Europe and, to a lesser extent, domestically. Manufacturers produce finished garments in accordance with production samples approved by the Company and obtain necessary quota allocations and other requisite customs clearances.

          To facilitate better service for the Company's textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, the Company has an office in Hong Kong. Similar to the Seoul office, the Hong Kong office acts as a liaison between the Company and the various manufacturers of textile and leather apparel located in Hong Kong and China. The Company utilizes its domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with the Company's specifications and timely delivery of finished garments to the Company's distribution facilities or customers. The Hong Kong office employed 12 persons as of January 31, 1996.

          The Company's arrangements with its textile manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances for textile apparel, the imposition of export duties, political and social instability and currency fluctuations. United States customs duties on the Company's textile apparel presently range from 5% to 30%, depending upon the type of fabric used and how the garment is constructed. The Company monitors duty, tariff and quota-related developments and seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources and shifts of production among countries and manufacturers.


Backlog

          A significant portion of the Company's orders are short-term purchase orders from customers who place orders on an as-needed basis. The amount of unfilled orders at any time has not been indicative of future sales. Information relative to open purchase orders at any date may also be materially affected by, among other things, the timing of the initial showing of apparel to the trade, as well as by the timing of recording of orders and shipments. As a result, the Company does not believe that the amount of its unfilled customer orders at any time is meaningful.

Trademarks

          Several trademarks have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, Registration No. 1,620,028, Avalanche, Registration No. 1,717,128, J.L. Colebrook, Registration No. 1,662,115, Laura Renee, Registration No. 1,639,803, Laura Jeffries, Registration No. 1,760,704, Colebrook Kids, Registration No. 1,769,358, Urban Cowboy, Registration No. 1,814,466, Cayenne, Registration No. 1,573,488, G-III Outerwear Company Store, Registration No. 1,854,354, JLC (& design), Registration No. 1,916,591, JLC Outerwear (& design), Registration No. 1,936,763, J.L.C. (& design), Registration No. 1,915,105 and Last Resort, Registration No. 1,656,870.

          G-III has applications for registrations pending before the U.S. Patent and Trademark Office for G-IV.

          The following foreign trademarks have been granted trademark protection in other countries including G-III in France, Registration No. 93/465340, G-III in Canada, Registration No. 426,770, J.L. Colebrook in Germany, Registration No. 2,057,353, J.L. Colebrook in Canada, Registration No. 433,107, J.L. Colebrook, in France, Registration No. 93/465,341, J.L. Colebrook in Great Britain, Registration No. B1533687, and J.L. Colebrook in Benelux, Registration No. 530,517.

          The following foreign trademark applications are pending including J.L.C. (& design) in Canada and JLC (& design) in Canada.

          Although the Company regards its trademarks as valuable assets and intends to vigorously enforce its trademark rights, the Company does not believe that any failure to obtain federal trademark registrations for which it has applied would have a material adverse effect on the Company.

Competition

          The apparel business is highly competitive. The Company has numerous competitors with respect to the sale of leather and textile apparel, including distributors that import leather apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Sales of the Company's products are affected by style, price, quality and general fashion trends. The Company may also be deemed to compete with vertically-integrated apparel manufacturers that also own retail stores. In addition, the Company competes for supplies of raw materials and manufacturing and tanning capacity.

Employees

          As of January 31, 1996, the Company had 275 full-time employees, of whom 63 worked in executive, administrative or clerical capacities, 101 worked in design and manufacturing, 68 worked in warehouse facilities, 22 worked in sales and 21 worked in the Retail Outlet Division. The Company employs both union and non-union personnel and believes that the Company's relations with its employees are good. The Company has never experienced any interruption of any of its operations due to a labor disagreement with its employees.

          The Company is a party to an agreement with the Amalgamated Clothing and Textile Workers Union (the "Union"), covering approximately 59 full-time employees as of January 31, 1996. This agreement, which is currently in effect through October 30, 1996, automatically renews on an annual basis thereafter unless terminated by the Company or the Union prior to August 30 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information with respect to the executive officers and significant employees of the Company.

                                                                                       Executive
                                                                                       Officer or
                                                                                      Significant
                                                                                        Employee
             Name                  Age                     Position                      Since
            -----                  ---                     --------                      -----

Morris Goldfarb                     45      President and Chief Executive                 1974
                                            Officer, Director
Aron Goldfarb                       73      Chairman of the Board, Director               1974
Alan Feller                         54      Executive Vice President, Chief               1990
                                            Operating Officer, Treasurer and
                                            Secretary, Director
Carl Katz                           55      Executive Vice President of                   1981
                                            Siena, Director
Jeanette Nostra-Katz                44      Executive Vice President                      1981
Frances Boller-Krakauer             30      Vice President - Men's Sales of               1993
                                            G-III
Edward Goldstein                    47      Vice President - JL Colebrook                 1994
                                            Division of G-III
Deborah Huffman                     41      Vice President - Women's Sales                1989
                                            of G-III
Keith Sutton Jones                  47      Vice President - Foreign                      1989
                                            Manufacturing of G-III
Michael Laskau                      40      Vice President - JL Colebrook                 1994
                                            Division of G-III
Karen Wells                         31      Vice President - Fashion Design               1990
                                            and Imports of G-III


          Morris Goldfarb is the President and Chief Executive Officer of the Company, as well as one of its directors. He has served as either President or Vice President of G-III Leather Fashions, Inc. ("G-III") since its formation in 1974 and as President of the Siena division since its formation in 1981. Mr. Goldfarb is responsible for the foreign manufacture, marketing, merchandising and financing of the G-III line of apparel. He also has overall responsibility for developing selling programs, customer relations and administration of the Company. Mr. Goldfarb is also a director of Grand Casinos, Inc.

          Aron Goldfarb is Chairman of the Board of the Company, and its founder. Mr. Goldfarb served as either President or Vice President of G-III and as a Vice

President of Siena since their respective formations and, since January 1995, has served as a consultant to the Company.

          Alan Feller has been employed by the Company as its Chief Financial Officer since January 1990 and was elected the Vice President of Administration and Finance, Treasurer and Secretary of the Company in March 1990 and Executive Vice President and Chief Operating Officer in June 1995. Mr. Feller was elected a Director of the Company in April 1995.

          Carl Katz has been employed as an Executive Vice President of Siena since August 1989 and, prior thereto, as a Vice President of Siena since 1981. Mr. Katz supervises the merchandising and designs, as well as production and pattern and sample making, for the Siena and Licensing divisions. Mr. Katz is also a director of the Company.

          Jeanette Nostra-Katz has been the Executive Vice President of the Company since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales for the Women's Leather Division, marketing, public relations, and operations as they relate to sales. Since August 1989, she has served as an Executive Vice President of Siena. Ms. Nostra-Katz has been employed by the Company since 1981 in various capacities.

          Frances Boller-Krakauer is Vice President -- Men's Sales of G-III and has held the position since February 1993. Prior to February 1993, she held various sales positions in the Men's Division. Ms. Krakauer joined the Company in March 1989.

          Deborah Huffman is the Vice President -- Women's Sales of G-III. Ms. Huffman is responsible for sales and marketing of the women's leather apparel line. She served previously as Vice President, Imports since June 1989, coordinating production and merchandising.

          Edward Goldstein is a Vice President -- JL Colebrook Division of G-III and has been employed in such capacity since June 1994. His responsibilities include the coordination of the sales organization as well as product development and administration of the division. For seven years prior to joining G-III, Mr. Goldstein was Vice President of the outerwear product line for Lerner New York, a division of The Limited Inc.

          Keith Sutton Jones is the Vice President -- Foreign Manufacturing of G-III and has been employed in such capacity since January 1989. His responsibilities include coordinating and controlling all aspects of the Company's Far Eastern sourcing and production.

          Michael Laskau is a Vice President -- JL Colebrook Division of G-III and has been employed in such capacity since July 1994. His responsibilities include coordinating the production and merchandising of the Company's textile apparel. For the 18 years prior to joining the Company, Mr. Laskau was in charge of production and sourcing at Junior Gallery, an importer of apparel.

          Karen Wells is the Vice President -- Fashion Design and Imports of G-III and has been employed in such capacity since March 1992. Her responsibilities include the sourcing of factories, coordination of production and merchandising and design supervision for the Women's Division. Ms. Wells also manages the Company's private label and special order programs. For the four years prior to March 1992, Ms. Wells was the Fashion Designer of women's apparel for G-III.

          Aron Goldfarb and Morris Goldfarb are father and son, respectively. Carl Katz and Jeanette Nostra Katz are married to each other.

ITEM 2.        PROPERTIES

          The Company's executive offices and office support departments are located in a five story 32,000 square foot building at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb, the Company's President and Chairman of the Board, respectively, for which the Company pays rent monthly, plus real estate taxes. For the fiscal years ended January 31, 1995 and 1996, the total payments for the premises were approximately $334,000 and $327,000, respectively.

          During January 1994, the Company moved its G-III Women's, Siena, Siena Studio and JL Colebrook showrooms and support staff to two floors at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York
City. The Men's Leather Division, Colebrook Men's Division and Licensing Division were also moved to 512 Seventh Avenue in March 1995. The Company leases an aggregate of approximately 31,800 square feet in this building through January 31, 2003 at a current aggregate annual rental of approximately $486,000.

          The Company's warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 107,000 square feet, plus a 3,000 square foot retail outlet store. This facility is leased through March, 2000 at an annual rent of approximately $482,000. The lease provides for two option renewal terms of five years each with rental for the renewal term based on market rates. A majority of the Company's finished goods are shipped to the New Jersey distribution facilities for final reshipment to customers.

          In March 1996, the Company subleased its other warehouse and distribution facility in Secaucus, New Jersey to an unaffiliated third party and consolidated all of its warehouse and distribution operations at one location. The sub-lease is co-extensive with the lease term, which extends through March 2000, although the sub-lessee has the right to terminate the sub-lease at any time on six months notice. The sub-lease provides for the sub-lessee to pay rent of approximately $700,000 per year to the Company and for the Company to pay all operating costs of the facility except for utilities and internal maintenance. The Company's annual rent obligation to the lessor of this facility increases from approximately $750,000 to $937,000 during the term of the sub-lease.

          The Company has a 700 square foot showroom located in the California Apparel Mart in Los Angeles. The facility is leased through February 28, 1997, at a rent of approximately $36,000 per year.

          The Company leases five retail outlet stores in addition to the store at its distribution facility. These leases terminate between June 1996 and March 2000 and generally require payment of fixed rent plus a percentage of sales above a pre-determined level. The Company expects to close three stores during 1996, one of which was closed in March 1996. Aggregate rental expense for the five retail outlet stores (plus the store closed in March 1996) during the fiscal year ended January 31, 1996 was approximately $281,000.

          Leases with provisions for increasing rents have been expensed and accrued on a straight-line basis over the life of the lease.


ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


Market For Common Stock

          The Common Stock is publicly traded in the over-the-counter market and is quoted on the Nasdaq National Market System under the trading symbol "G-III". The following table sets forth, for the fiscal periods shown, the high and low last sales prices for the Common Stock, as reported by the Nasdaq National Market.


                                                   High Prices      Low Prices
                                                   -----------      -----------
Fiscal 1995
- -----------
Fiscal Quarter ended April 30, 1994                 $6 1/2            $4 3/8
Fiscal Quarter ended July 31, 1994                   5                 3 3/8
Fiscal Quarter ended October 31, 1994                4 3/8             3
Fiscal Quarter ended January 31, 1995                3 1/2             1 1/4

Fiscal 1996
- -----------
Fiscal Quarter ended April 30, 1995                 $2 5/16           $1 11/32
Fiscal Quarter ended July 31, 1995                   2 9/16            1 1/4
Fiscal Quarter ended October 31, 1995                4 5/8             1 5/8
Fiscal Quarter ended January 31, 1996                3 7/8             2 1/4

Fiscal 1997
- -----------
First Quarter ended April 30, 1996                  $ 3 3/16          $ 2 1/4
(through March 31, 1996)

          The last sales price of the Common Stock as reported by the Nasdaq National Market on March 31, 1996 was $2.5625 per share.

          On March 31, 1996, there were 98 holders of record and, the Company believes, approximately 1,600 beneficial owners of the Common Stock.

Dividend Policy

          The Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. Certain agreements related to the financing of the building containing the Company's executive offices prohibit the payment of cash dividends without consent. In addition, the Company's loan agreement prohibits the payment of cash dividends without the consent of the banks. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below.




ITEM 6.        SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA

          In January 1993, the Company and each of its subsidiaries changed their fiscal year-end from July 31 to January 31. The selected consolidated and combined financial data set forth below for each of the two years ended July 31, 1992, for the six-month transition period ended January 31, 1993 and the years ended January 31, 1994, 1995 and 1996 have been derived from the audited consolidated and combined financial statements of the Company. The audited financial statements for the years ended July 31, 1991 and 1992 and six months ended January 31, 1993 are not included in this filing. The information for the twelve month period ended January 31, 1993 is unaudited and is included for comparative purposes only. The selected consolidated and combined financial data set forth below for the twelve months ended January 31, 1993 are unaudited and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The selected consolidated and combined financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                 (In thousands, except share and per share data)




                                                             Twelve
                                                   Six       Months
                                                 Months      Ended
                                                  Ended    January
                        Year Ended July 31,(1)  January 31,    31,         Year Ended January 31,
                         --------------------  ----------  ---------- ----------------------------


                            1991       1992       1993        1993       1994       1995       1996
                         ---------- ---------- ----------  ----------  ---------  --------- --------
Income Statement Data:
Net Sales...............   $141,973   $175,478    $116,208   $195,731  $208,877   $171,441  $121,663
Cost of goods sold......    124,628    153,014      98,283    167,660   181,270    146,484    97,769
                            -------    -------     -------    -------   -------    -------   -------
Gross profit............     17,345     22,464      17,925     28,071    27,607     24,957    23,894
Selling, general &
  administrative expenses    13,717     15,555      10,794     18,853    22,869     25,823    21,769
Unusual or non-
  recurring charges.....          0          0           0          0         0     11,320         0
                            -------    -------     -------    -------   -------    -------   -------

Operating profit (loss).      3,628      6,909       7,131      9,218     4,738    (12,186)    2,125
Interest expense........      1,303      1,305       1,019      1,879     2,339      3,959     2,433
                            -------    -------     -------    -------   -------    -------   -------
Income before
  income taxes (loss)...      2,325      5,604       6,112      7,339     2,399    (16,145)     (308)
Income taxes (benefit)..        982      2,283       2,619      3,081     1,064     (4,087)       89
                            -------    -------     -------    -------   -------    -------   -------
Net income (loss)
  before minority interest    1,343      3,321       3,493      4,258     1,335    (12,058)     (397)
Minority interest.......          0          0           0          0         0        324         0
                            -------    -------     -------    -------   -------    -------   -------
Net income (loss).......   $  1,343   $  3,321    $  3,493   $  4,258  $  1,335   $(11,734)     (397)
                            -------    -------     -------    -------   -------    -------   -------
                            -------    -------     -------    -------   -------    -------   -------

Primary:
  Net income (loss)
   per common share(2)..      $0.21      $0.51       $0.53      $0.65     $0.20     $(1.82)   $(0.06)
                            -------    -------     -------    -------   -------    -------   -------
                            -------    -------     -------    -------   -------    -------   -------

Weighted average
  shares outstanding(2).  6,451,631  6,511,565   5,574,450  6,514,750 6,600,692  6,459,381 6,459,975
Fully Diluted:
  Net income (loss)
   per common share(2)..      $0.21      $0.51       $0.53      $0.65     $0.20     $(1.82)   $(0.06)
                            -------    -------     -------    -------   -------    -------   -------
                            -------    -------     -------    -------   -------    -------   -------

Weighted average
  shares outstanding(2).  6,451,631  6,511,565   6,662,067  6,529,750 6,600,692  6,459,381 6,459,975



                                      As of July 31,(1)                      As of January 31,
                               ---------------------------------      ------------------------------
                                 1991        1992        1993            1994       1995       1996
                               ---------  ----------  -----------     ----------  ---------  -------
Balance Sheet Data:
Working capital...............  $ 29,449    $ 31,882   $ 35,055       $ 31,494    $ 22,602   $22,224
Total assets..................    60,085      88,837     57,522         67,571      54,572    41,257
Short-term debt...............    19,666      43,874     10,078         13,179      13,480     3,551
Long-term debt,
  excluding current portion...       897       1,073        988            794       1,479       919
Total stockholders' equity....    33,651      36,972     40,465         41,835      30,101    29,716



(1) Effective January 31, 1993, the Company and its subsidiaries adopted a January 31 fiscal year-end.

(2) Net income per common share for the six and twelve months ended January 31, 1993, and for the years ended July 31, 1991 and 1992, has been calculated based on a weighted average number of outstanding common shares and common stock equivalents, and gives effect to a 5% stock dividend paid in February 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          References to fiscal years refer to the year ended January 31 of that year.

Results of Operations

          The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated below:


                                                              Year Ended January 31,
                                                          ---------------------------------
                                                             1994         1995       1996
                                                          ---------     --------   --------
Net sales..............................................       100.0%      100.0%      100.0%

Cost of goods sold.....................................        86.8        85.4        80.4
                                                          ---------     --------   --------
Gross profit...........................................        13.2        14.6        19.6

Selling, general and administrative expenses...........        10.9        15.1        17.9

Unusual or nonrecurring charges........................         0.0         6.6         0.0
                                                          ---------     --------   --------


Operating profit (loss)................................         2.3        (7.1)        1.7

Interest expense.......................................         1.1         2.3         2.0
                                                          ---------     --------   --------


Income (loss) before income taxes......................         1.2        (9.4)       (0.3)

Income taxes (benefit) before minority interest........         0.5        (2.4)        0.0

Minority interest......................................         0.0          .2         0.0
                                                          ---------     --------   --------


Net income (loss)......................................         0.7        (6.8)       (0.3)
                                                          ---------     --------   --------
                                                          ---------     --------   --------




        General

          As part of the Company's efforts to reduce operating costs, and as a result of its increasing use of customer letter of credit transactions where finished goods are shipped directly to the customer, the Company carried lower levels of inventory during fiscal 1996. Carrying lower levels of inventory reduced the Company's inventory exposure as retailers remained cautious in their ordering patterns and resulted in reduced bank borrowings and lower interest expense during fiscal 1996. The ability to operate with lower inventory levels enabled the Company to sublet one of its distribution facilities in March 1996, which will reduce warehouse and distribution expenses.

          The weak retail environment adversely impacted the Company's sales volume in fiscal 1995 and 1996. In addition, a significant portion of the decrease in net sales was attributable to the recognition by the Company of only commission income on certain types of sales ("customer letter of credit transactions") where the Company's customer provided a letter of credit which was transferred by the Company directly to the overseas manufacturer or where the Company's customer provided a letter of credit directly to the overseas manufacturer. Prior to the middle of fiscal 1995, the customer usually provided a letter of credit to the Company and the Company opened a letter of credit to the manufacturer. Accounting rules require the Company to recognize only commission income with respect to transactions where the Company does not open a letter of credit. Although customer letter of credit transactions result in reporting lower net revenues, the gross margin on such transactions is generally the same as when the Company's credit is utilized for these types of transactions and the full amount of the sale is reported. The Company expects that it will increase its utilization of these types of customer letter of credit transactions in fiscal 1997.

          The Company recognized $11.3 million of unusual or non-recurring charges in fiscal 1995. As a result of the unusually warm fall of 1994, which adversely affected the sales of outerwear apparel at the retail level, the Company's receipt of reorders from its customers was below expectations in fiscal 1995. The Company reviewed its inventory levels and salability as of October 31, 1994 and determined that its markdown reserve should be increased by $5.7 million as of that date. In addition, as the result of lower than expected shipments during the fourth quarter of fiscal 1995, an additional reserve of $476,000 was provided as of January 31, 1995. In addition, a restructuring reserve of an aggregate of $5.1 million was established as of January 31, 1995 to provide for the potential loss of the Company's investment in a leather garment factory ($2.5 million), the write-off of unamortized leasehold fixtures due to the closing of the Company's domestic factory and relocation of its showrooms ($1.7 million), certain other fixed asset write-offs ($581,000) and the severance agreement with the Chairman of the Board who retired January 1, 1995 ($334,000).

Year Ended January 31, 1996 ("fiscal 1996") Compared to Year Ended January 31, 1995 ("fiscal 1995")

          Net sales were $121.7 million in fiscal 1996 compared to $171.4 million in fiscal 1995. Approximately $31.3 million of the decrease in net sales in fiscal 1996 was due to the continued weakness in the retail business environment, primarily lower sales of leather outerwear (a decrease of $16.2 million) and non-leather outerwear (a decrease of $10.1 million). The balance of the decrease (approximately $18.4 million) was the result of the Company recognizing only commission income with respect to customer letter of credit transactions. If the Company had recognized the full amount of sales from customer letter of credit transactions in fiscal 1995 and 1996, net sales would have been $163.6 million in fiscal 1996 compared to $195.0 million in fiscal 1995.

          Gross profit was $23.9 million in fiscal 1996 compared to $25.0 million in fiscal 1995. As a percentage of net sales, gross profit was 19.6% in fiscal 1996 compared to 14.6% in fiscal 1995. While the use of customer letter of credit transactions does not impact gross profit dollars, it does affect gross profit as a percentage of net sales since net revenues recognized from such transactions are lower. Had the Company recognized the full amount of sales from customer letter of credit transactions, gross profit as a percentage of net sales in fiscal 1996 would have been 14.6% compared to 12.8% in fiscal 1995. This increase in the gross profit percentage was a result of improved margins in a majority of product lines, as well as cost reductions resulting from closure of the Company's domestic manufacturing facilities.

          Selling, general and administrative expenses of $21.8 million in fiscal 1996 were approximately $4.0 million lower than the $25.8 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses were 17.9% in fiscal 1996 compared to 15.1% in fiscal 1995. This increase as a percentage of net sales was attributable to the lower reported net sales in fiscal 1996. The decrease in selling, general and administrative expenses was the result of the implementation of a cost reduction program which began in the second half of fiscal 1995. This program resulted in reduced expenses from the implementation of a salary reduction for mid-level and senior executives and a reduction in the number of employees ($1.6 million), consolidating the operations of certain divisions ($783,000), lower advertising and other marketing expenditures ($675,000) and lower shipping costs related to lower warehouse volume ($535,000). The Company will continue to monitor its levels of selling, general and administrative expenses and expects certain increases in these expenses in fiscal 1997 primarily related to the increased offering of licensed product.

          Interest expense was $2.4 million in fiscal 1996 compared to $4.0 million in fiscal 1995. This decrease is attributable to lower direct bank debt balances as the result of lower inventory levels maintained during fiscal 1996.

          As a result of the foregoing, the Company incurred a loss before income taxes of $308,000 in fiscal 1996 compared to $16.1 million in fiscal 1995. As discussed above, fiscal 1995 results included nonrecurring or unusual charges of $11.3 million.

          Despite incurring a loss in fiscal 1996, the Company had tax expense of $89,000 due to foreign income taxes and resolution of a Federal tax examination, compared to a tax benefit of $4.1 million in fiscal 1995.

          The Company incurred a net loss of $397,000, or $.06 per share, in fiscal 1996 compared to a net loss of $11.7 million, or $1.82 per share, in fiscal 1995.

        Year Ended January 31, 1995 Compared
        to Year Ended January 31, 1994 ("fiscal 1994")

          Net sales were $171.4 million in fiscal 1995 compared to $208.9 million in fiscal 1994. Approximately $23.6 million of the decrease in net sales during fiscal 1995 resulted from the recognition by the Company of only commission income with respect to customer letter of credit transactions which were first utilized in the middle of fiscal 1995. If the Company recognized the full amount of sales from customer letter of credit transactions, net sales in fiscal 1995 would have been approximately $195.0 million compared to $208.9 million in fiscal 1994. This decrease in net sales was primarily attributable to a decrease of sales relating to the Company's women's apparel business.

          Gross profit was $25.0 million in fiscal 1995 compared to $27.6 million in fiscal 1994. As a percentage of net sales, gross profit was 14.6% in fiscal 1995 compared to 13.2% in fiscal 1994. The use of customer letter of credit transactions caused the increase in gross profit as a percentage of sales since net sales recognized from such transactions were lower. Had the Company recognized the full amount of such sales, gross profit as a percentage of net revenues in fiscal 1995 would have been 12.8% compared to 13.2% in fiscal 1994. The reduction in the gross margin percentage was the result of lower margins in the fourth quarter of fiscal 1995 as the Company reduced its selling prices, both in response to the lack of product demand caused by the unusually mild fall and early winter seasons and as part of its strategy to reduce inventory levels.

          Selling, general and administrative expenses of $25.8 million in fiscal 1995 were approximately $2.9 million higher than the $22.9 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses were 15.1% in fiscal 1995 compared to 10.9% in fiscal 1994. In part, this increase as a percentage of net sales was the result of lower reported net sales. The increase in these expenses resulted in part from expenses associated with the Company's new divisions, retail ($934,000), licensing ($501,000) and woolen coats ($130,000), which were in the start up phase in fiscal 1994, and three new product lines in fiscal 1995 ($660,000). In addition, increased overseas operating costs ($350,000) and general and administrative expenses ($900,000) accounted for the balance of the increase. In the second half of fiscal 1995, the Company began to implement policies to reduce its overall levels of selling, general and administrative expenses. The Company reduced personnel levels, implemented a salary reduction for mid-level and senior executives and discontinued or consolidated several merchandise divisions.


          Interest expense of $4.0 million in fiscal 1995 was $1.7 million higher than the $2.3 million in interest expense in fiscal 1994. The increase is attributable to higher interest rates charged the Company, as well as higher loan balances.

          The effective income tax benefit rate in fiscal 1995 was 25.3%, compared to an effective income tax rate of 44.4% in fiscal 1994. The lower tax benefit rate in 1995 was due to the availability of certain state and local tax benefits related to the taxable loss in fiscal 1995 and the non-recurring charge which, in accordance with the criteria set forth in Financial Accounting Standards Board Statement No. 109, were not recognized.

          As a result of the foregoing, including unusual or nonrecurring charges described in "General" above which resulted in an after-tax charge to earnings of $8.5 million, the Company incurred a net loss of $11.7 million, or $1.82 per share, in fiscal 1995 compared to reporting net income of $1.3 million, or $.20 per share, in fiscal 1994.

Liquidity and Capital Resources

          The Company has a loan agreement, which expires May 31, 1996, providing the Company with a collateralized working capital line of credit with three banks for a maximum amount of $48 million (reduced to $40 million after January 31, 1996, of which a maximum of $40 million (reduced to $32 million after January 31, 1996) is available for direct borrowing and bankers' acceptances and the unused balance for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances specified in the agreement. Direct borrowings under the line of credit bear interest at the agent bank's prime rate (8.25% as of April 15, 1996) plus 2.0%. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The Company is in discussions with its banks to extend the loan agreement to May 31, 1997 under terms similar to the existing loan agreement. The maximum amount outstanding (i.e., open letters of credit, bankers' acceptances and direct borrowings) under the Company's loan agreement was approximately $64.0 million, $63.0 million and $46.7 million during fiscal 1994, 1995 and 1996, respectively. As of January 31, 1996, there were no outstanding direct borrowings, no bankers' acceptances and $4.1 million of contingent liability under open letters of credit, as compared to $10.2 million outstanding in direct borrowings, no bankers' acceptances and $6.0 million of contingent liability under open letters of credit as of January 31, 1995. The Company carried lower levels of inventory in fiscal 1996 compared to fiscal 1995 and, as a result, its borrowing requirements  were lower in fiscal 1996.

          In recognition of the highly seasonal nature of the Company's business, the Company's loan agreement provides for certain loan overadvances in excess of the borrowing base formulas. As a result of the Company's outstanding borrowings exceeding the permitted overadvance levels, during fiscal 1995, the Company's two principal stockholders jointly and severally guaranteed up to $2.5 million of the Company's line of credit obligations. In addition, one of the principal stockholders has pledged 250,000 shares of Common Stock as additional security for the loan agreement.

          The Company's wholly owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's domestic credit facility. As of January 31, 1996, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.0 million.

          Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were approximately $1,158,000 and $902,000 for fiscal 1995 and 1996, respectively. Capital expenditures were used primarily for additional computer upgrades, leasehold improvements and furniture, fixtures and equipment in fiscal 1995 and 1996.

Impact of Inflation and Foreign Exchange

          The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies was to go down, certain manufacturers might increase their United States dollar prices for products.

PROSPECTIVE FINANCIAL STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS No. 121 is effective for the Company's 1997 fiscal year-end. The Company has made no assessment of the potential impact of adopting SFAS No. 121 at this time.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method has been applied.

SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and pro forma disclosures will be made. Therefore, SFAS No. 123 is not expected to have any effect on the Company's consolidated financial statements.





ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information contained under the heading "Proposal No. 1- Election of Directors" in the Company's definite Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 20, 1996, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the heading "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained under the heading "Security Ownership of Common Stock by Certain Stockholders and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1.     Financial Statements.

              2.     Financial Statement Schedules.

              The Financial Statements and Financial Statement Schedules are listed in the accompanying index to financial statements beginning on page F-1 of this report.

              3.     Exhibits:

              3.1    Certificate of Incorporation.(1)

              3.2    By-Laws of G-III Apparel Group, Ltd. (the "Company").(1)

              10.1   Employment Agreement, dated February  1,  1994,   between
                     the Company and Morris Goldfarb.(5)

              10.2   Agreement,  dated  December  19,  1994,    between    the
                     Company and Aron Goldfarb.(6)

              10.3 Second Amended and Restated Loan Agreement, dated June 12, 1995, by and among G-III Leather Fashions, Inc. ("G- III"), the banks signatories thereto (the "Banks"), and National Westminster Bank USA ("NatWest"), as Agent, Collateral Monitoring Agent and issuing Bank for such Banks.(7)

              10.4   Lease Agreement, dated as of October 20, 1987,   between
                     3738 West Company and G-III.(2)

              10.5   Lease  Agreement, dated  as  of   September    14,   1989,
                     between 3738 West Company and G-III.(2)

              10.6   Sublease Agreement, dated  March 9,  1990,   between   GWC
                     Investments and the Company.(3)

              10.7   Agreement  of   Sub-Sublease,  dated  December 27,   1995,
                     and First Amendment thereto,  dated  February   16,  1996,
                     between the Company and Europe Craft Imports, Inc.

             10.8    Lease, dated September   21,    1993,    between    Hartz
                     Mountain  Associates and the Company.(4)

             10.9    Lease, dated June 1, 1993,  between  512   Seventh   Avenue
                     Associates ("512") and the Company.(5)

             10.10   Lease, dated January 31,   1994,   between   512   and  the
                     Company.(6)

             10.11   G-III Apparel Group, Ltd.   1989  Stock  Option  Plan,   as
                     amended.(5)

             10.12   G-III Apparel Group, Ltd.   Stock   Option  Plan  for  Non-
                     Employee Directors.(3)

             22      Subsidiaries of the Company.(5)

             23      Consent of Grant Thornton LLP, dated April 19, 1996.

             27      Financial Data Schedule Article 5.

        (b)    Reports on Form 8-K:

               None.

__________________

(1)     Previously filed as an exhibit to the Company's Registration   Statement
        on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1989, which exhibit is incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, which exhibit is incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, which exhibit is incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, which exhibit
        is   incorporated herein by reference.

(6)     Previously filed as  an  exhibit  to  the  Company's  Annual  Report  on
        Form 10-K for the fiscal year ended January  31,  1995,   which  exhibit
        is   incorporated herein by reference.

(7)     Previously  filed as an exhibit to the Company's  Quarterly   Report  on
        Form 10-Q for the Quarter ended July 31, 1995, which exhibit is incorporated herein by reference.



          Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. The Company will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder therefor. All such requests should be directed to G-III Apparel Group, Ltd., 345 West 37th Street, New York, New York 10018, Attention: Mr. Alan Feller, Secretary.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            G-III APPAREL GROUP, LTD.



                                            By /s/ Morris Goldfarb
                                               -----------------------------
                                               (Morris Goldfarb), (President
                                                and Chief Executive Officer)
April 26, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                 Title                             Date
           ---------                                 -----                             ----
/s/ Morris Goldfarb               Director, President and Chief                 April 26, 1996
- ----------------------            Executive Officer (principal executive
   (Morris Goldfarb)              officer)


/s/ Alan Feller                   Director, Executive Vice President and        April 26, 1996
- ----------------------            Chief Operating Officer (principal
   (Alan Feller)                  financial and accounting officer)


/s/ Aron Goldfarb                 Director and Chairman of the Board            April 26, 1996
- -----------------------
  (Aron Goldfarb)

/s/ Lyle Berman                   Director                                      April 26, 1996
- -----------------------
   (Lyle Berman)

/s/ Thomas J. Brosig              Director                                      April 26, 1996
- -----------------------
   (Thomas J. Brosig)

/s/ Willem van Bokhorst           Director                                      April 26, 1996
- -----------------------
  (Willem van Bokhorst)

/s/ Sigmund Weiss                 Director                                      April 26, 1996
- -----------------------
   (Sigmund Weiss)

/s/ George J. Winchell            Director                                      April 26, 1996
- -----------------------
   (George J. Winchell)

/s/ Carl Katz                     Director                                      April 26, 1996
- ------------------------
   (Carl Katz)


                            G-III Apparel Group, Ltd.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))


                                                                                             Page
                                                                                             ----

Report of Independent Certified Public Accountants                                            F-2


Financial Statements

    Consolidated Balance Sheets - January 31, 1995 and 1996                                   F-3

    Consolidated Statements of Operations - Years Ended
       January 31, 1994, 1995 and 1996                                                        F-5

    Consolidated Statement of Stockholders' Equity - Years Ended
       January 31, 1994, 1995 and 1996                                                        F-6

    Consolidated Statements of Cash Flows - Years Ended
       January 31, 1994, 1995 and 1996                                                        F-7

    Notes to Consolidated Financial Statements                                                F-9


Financial Statement Schedules

    II - Valuation and Qualifying Accounts                                                    S-1





All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
   G-III APPAREL GROUP, LTD.


We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1995 and 1996, and for the periods then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP


New York, New York
April 19, 1996

                   G-III Apparel Group, Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)





                            ASSETS                                       1995               1996
                                                                       --------           ------

CURRENT ASSETS
   Cash                                                                $  1,421           $  7,617
   Accounts receivable                                                   15,269             11,764
   Allowance for doubtful accounts and
     sales discounts                                                     (1,855)            (2,769)
   Inventories                                                           25,532             14,207
   Prepaid income taxes                                                   4,204                502
   Prepaid expenses and other current assets                                466                968
                                                                       --------           --------

         Total current assets                                            45,037             32,289



PROPERTY, PLANT AND EQUIPMENT, NET                                        7,015              6,324



DEFERRED INCOME TAXES                                                     1,717              1,717



OTHER ASSETS                                                                803                927
                                                                       --------           --------

                                                                        $54,572            $41,257
                                                                         ======             ======




The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)



              LIABILITIES AND STOCKHOLDERS' EQUITY                        1995              1996
                                                                        --------          ------

CURRENT LIABILITIES
   Notes payable                                                         $12,907          $  2,980
   Current maturities of obligations under capital
      leases                                                                 573               571
   Accounts payable                                                        3,947             2,469
   Accrued expenses                                                        2,152             1,751
   Accrued nonrecurring charges                                            2,856             2,294
                                                                         -------           -------

         Total current liabilities                                        22,435            10,065

OBLIGATIONS UNDER CAPITAL LEASE                                            1,479               919

NONRECURRING CHARGES - LONG-TERM                                             557               557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 1,000,000 shares authorized;
      no shares issued and outstanding in all periods
   Common stock - $.01 par  value;  authorized,
      20,000,000  shares; issued and outstanding,
      6,459,381 and 6,465,836 shares on January 31,
      1995 and 1996, respectively                                             65                65
   Additional paid-in capital                                             23,603            23,615
   Retained earnings                                                       6,433             6,036
                                                                         -------           -------

                                                                          30,101            29,716
                                                                          ------            ------

                                                                         $54,572           $41,257
                                                                          ======            ======







The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                    Year ended January 31,
                                                           --------------------------------------
                                                              1994            1995          1996
                                                           --------        --------      --------

Net sales                                                  $208,877        $171,441      $121,663
Cost of goods sold                                          181,270         146,484        97,769
                                                            -------         -------      --------

        Gross profit                                         27,607          24,957        23,894

Selling, general and administrative expenses                 22,869          25,823        21,769

Nonrecurring or unusual charges                                              11,320
                                                           --------        --------     ---------
        Operating profit (loss)                               4,738         (12,186)        2,125

Interest and financing charges, net                           2,339           3,959         2,433
                                                          ---------       ---------       -------

        Income (loss) before income taxes and
          minority interest                                   2,399         (16,145)         (308)

Income taxes (benefit)                                        1,064          (4,087)           89
                                                           --------        --------     ---------

        Net income (loss) before minority interest            1,335         (12,058)         (397)

Minority interest                                                               324
                                                           --------        --------     ---------
        NET INCOME (LOSS)                                 $   1,335       $ (11,734)    $    (397)
                                                          =========         =======      ========-

Income (loss) per common share
  Primary
    Net income (loss) per common share                         $.20           $(1.82)       $(.06)
                                                                ===            =====         ====
    Weighted average number of shares outstanding             6,601           6,459         6,460
                                                          =========       =========     =========

  Fully diluted
    Net income (loss) per common share                         $.20          $(1.82)        $(.06)
                                                                ===           =====          ====
    Weighted average number of shares outstanding             6,601           6,459         6,460
                                                          =========       =========     =========





The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended January 31, 1994, 1995 and 1996
                                 (in thousands)





                                                       Additional
                                         Common         paid-in         Retained
                                          stock         capital         earnings          Total
                                         ------        ----------     ------------      ----------
Balance as of January 31, 1993             $65           $23,569          $ 16,832         $40,466

Net income for the year                                                      1,335           1,335
Employee stock options exercised                              34                                34
                                          ----         ---------      ------------      ----------

Balance as of January 31, 1994              65            23,603            18,167          41,835

Net loss for the year                                                      (11,734)        (11,734)
                                          ----        ----------           -------         -------

Balance as of January 31, 1995              65            23,603             6,433          30,101

Employee stock options exercised                              12                                12
Net loss for the year                                                         (397)           (397)
                                          ----        ----------          --------       ---------

BALANCE AS OF JANUARY 31, 1996             $65           $23,615          $  6,036        $ 29,716
                                           ===           =======          ========        ========






The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                   Year ended January 31,
                                                            --------------------------------------
                                                             1994           1995           1996
                                                            -------       --------        -------

Cash flows from operating activities
   Net income (loss)                                        $ 1,335       $(11,734)      $   (397)
                                                             ------        -------        -------
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities
       Nonrecurring or unusual charges                                       8,720
       Depreciation and amortization                          1,013          1,231          1,576
       Deferred income tax benefit                              (61)          (214)
         Changes in operating assets and liabilities,
          net of effect from purchase of PT
          Hwakang Indawa
            Accounts receivable                              (1,676)         1,831          4,419
            Inventories                                      (1,275)         9,264         11,325
            Prepaid income taxes                               (224)        (3,980)         3,702
            Prepaid expenses and other current
              assets                                           (790)           954           (502)
            Other assets                                        187            178            (48)
            Accounts payable and accrued
              expenses                                        5,738         (5,323)        (2,441)
            Income taxes payable                               (308)
                                                             ------        -------        -------

                                                              2,604         12,661         18,031
                                                             ------        -------        -------

        Net cash provided by operating
          activities                                          3,939            927         17,634
                                                             ------      ---------        -------

Cash flows from investing activities
   Capital expenditures                                      (3,553)        (1,158)          (902)
   Capital dispositions                                          16             81             17
   Investment in foreign subsidiaries                          (756)          (249)           (76)
                                                            -------      ---------     ----------

        Net cash used in investing activities                (4,293)        (1,326)          (961)
                                                             ------       --------      ---------


                   G-III Apparel Group, Ltd. and Subsidiaries

                                 (in thousands)





                                                                   Year ended January 31,
                                                          ----------------------------------------
                                                             1994           1995           1996
                                                          --------       ----------     ----------

Cash flows from financing activities
   Decrease in bankers' acceptances
     and notes, net                                       $   (416)      $     (93)     $  (9,927)
   Payments for capital lease obligations                     (194)           (468)          (562)
   Proceeds from capital lease obligation                                    1,548
   Proceeds from exercise of stock options                      34                             12
                                                          --------       ------------  ----------

      Net cash (used in) provided by financing
         activities                                           (576)            987        (10,477)
                                                           -------       ---------        -------

      NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                                 (930)            588          6,196

Cash and cash equivalents at beginning of year               1,763             833          1,421
                                                            ------       ---------       --------

Cash and cash equivalents at end of year                  $    833       $   1,421       $  7,617
                                                          ========       =========       ========


Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                             $ 1,999        $  3,037      $   2,293
      Income taxes                                           1,722              57            227







The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 1994, 1995 and 1996



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Business Activity and Principles of Consolidation

   As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The Company designs, manufactures, imports and markets an extensive range of leather and textile apparel which is sold to retailers throughout the United States.

   The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

2. Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Acquisition

   Effective April 1, 1993, a wholly-owned subsidiary of the Company acquired, in exchange for $500,000, a 51% stock ownership interest of PT Hwakang Indawa, a leather apparel manufacturer located in Indonesia. In May 1995, the Company acquired the remaining 49% stock ownership for $61,000. The Company has accounted for the transactions using the purchase method of accounting and has consolidated the results of operations commencing April 1, 1993. The cost in excess of fair value of net assets acquired of approximately $94,000 was recorded as other assets and during fiscal 1995 was written off as part of the Company's intention to close the facility as described in Note B. The Company initially recorded a minority interest of approximately $342,000.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE A (CONTINUED)

   The Company entered into a joint venture agreement with a Chinese entity principally to operate a factory located in the People's Republic of China. The Company invested $542,000 to obtain a 39% interest in the joint venture company. The joint venture company has an initial term of twenty years and proposes to distribute profits, if any, annually. The Company accounts for the joint venture company using the equity method of accounting commencing in fiscal 1995.

4. Revenue Recognition

   Sales are recognized when merchandise is shipped.

5. Inventories

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

6. Depreciation and Amortization

   Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

   The following are the estimated lives of the Company's fixed assets:


                     Machinery and equipment                   5 to 7 years
                     Transportation equipment                  5 years
                     Furniture and fixtures                    5 years
                     Computer equipment                        5 years
                     Building                                  20 years

   Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

7. Income Taxes

   Deferred income tax asset reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE A (CONTINUED)

8. Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

9. Net Income (Loss) Per Common Share

   Net income (loss) per share of common stock is based on the weighted average number of common shares and the dilutive common equivalent shares outstanding during each of the periods. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

10. Fair Value of Financial Instruments

   Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value.

11. Reclassifications

   Certain reclassifications have been made to conform to the 1996 presentation.


NOTE B - NONRECURRING OR UNUSUAL CHARGES

During the fourth quarter of fiscal year 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate an Asian factory, to reduce costs and to streamline and consolidate operations. Lost revenues from these closings are not considered significant. In addition, due to the unseasonably warm fall and winter in the United States, the Company recorded significant write-downs of its inventory. These activities resulted in nonrecurring or unusual charges

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE B (CONTINUED)

of $11.3 million, of which $5.6 million was recorded in the fourth quarter of 1995. The Company has not anticipated any recoveries through the sale of its Asian factory. Such recoveries could reduce the accrued charges in the future; however, the Company cannot be assured that any such recoveries will occur. Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

    The status of the components of the nonrecurring charge was:

                                                    Balance at          Current        Balance at
                                                    January 31,         period         January 31,
                                                       1995            activity           1996
                                                   -----------       -----------      ------------
                                                   -------------------(000's)---------------------

        Severance and related costs                  $  334             $(173)         $   161
        Closure of domestic and foreign
           facilities                                 3,079              (389)           2,690
                                                     ------             -----            -----

                                                     $3,413             $(562)          $2,851
                                                     ======             =====            =====


NOTE C - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS No. 121 is effective for the Company's 1997 fiscal year-end. The Company has made no assessment of the potential impact of adopting SFAS No. 121 at this time.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE C (CONTINUED)

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method has been applied.

SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and pro forma disclosures will be made. Therefore, SFAS No. 123 is not expected to have any effect on the Company's consolidated financial statements.


NOTE D - INVENTORIES

    Inventories consist of:

                                                                                 January 31,
                                                                         -------------------------
                                                                          1995              1996
                                                                         -----------(000's)-------

       Finished goods                                                    $23,107           $12,112
       Work-in-process                                                        52                49
       Raw materials                                                       2,373             2,046
                                                                         -------           -------

                                                                         $25,532           $14,207
                                                                         =======           =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 1994, 1995 and 1996



NOTE E - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost consist of:

                                                                                January 31,
                                                                        ------------------------------
                                                                         1995               1996
                                                                        -------          -----------
                                                                        -----------(000's)------------

       Machinery and equipment                                         $  1,367          $  1,259
       Leasehold improvements                                             3,045             3,110
       Transportation equipment                                             199               252
       Furniture and fixtures                                             1,187             1,293
       Computer equipment                                                 1,962             2,135
       Land and building                                                  1,673             1,821

       Property under capital leases (Note G)
          Land                                                               55                55
          Building                                                          185               185
          Computer equipment                                                465               465
          Machinery and equipment                                           404               404
          Leasehold improvement                                           1,791             1,791
                                                                        -------           -------

                                                                         12,333            12,770

       Less accumulated  depreciation and amortization
          (including  $771,000 and $809,000 on property
          under capital leases at January 31, 1995 and
          1996, respectively)                                             5,318             6,446
                                                                        -------           -------

                                                                       $  7,015          $  6,324
                                                                        =======           =======

    Property, plant and equipment include assets with a net book value of $1,737,000 attributable to the Asian operation which are being held for sale.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE F - NOTES PAYABLE

Notes payable consist of the following:

                                                              January 31,
                                                        ------------------------
                                                        1995               1996
                                                        ----               -----
                                                        ---------(000's)--------
Short-term notes payable                               $10,200            $ --

Foreign notes payable                                    2,707             2,980
                                                       -------           -------

                                                       $12,907           $ 2,980
                                                       =======           =======

The Company has a loan agreement with three banks which expires on May 31, 1996. The agreement provides for $48,000,000 in borrowings through January 30, 1996, and $40,000,000 through May 31, 1996, of which $32,000,000 is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

The Company is currently in discussions with its banks to extend its existing loan agreement through May 31, 1997 under terms similar to the existing agreement.

Bankers' acceptances were issued during the year under the existing loan agreement and bore interest at the prevailing acceptance rate plus 1-3/4%. Short-term notes payable are payable on demand and bear interest at the prevailing prime rate (8-1/2% at January 31, 1996), plus 2%. The extended loan agreement will provide for direct borrowings at the prime rate plus 1-3/4%. All borrowings are collateralized by the assets of the Company. The principal stockholders of the Company have issued a personal guarantee for a portion of the borrowings. In addition, the President of the Company has pledged 250,000 of his shares of the Company's common stock as collateral. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

The weighted average interest rates were 8.7% and 10.36% as of January 31, 1995 and 1996, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE F (CONTINUED)

At January 31, 1995 and 1996, the Company was contingently liable under letters of credit in the amount of approximately $6,000,000 and $4,100,000, respectively.

Foreign notes payable represent borrowings by P.T. Hwakang Indawa under a line of credit of approximately $3.5 million with an Indonesian bank. This is supported by a $2 million stand-by letter of credit issued under the Company's domestic line of credit. In conjunction with the Company's intention to close the facility, the Company has provided for the stand-by letter of credit as part of its accrued nonrecurring charges (Note B).


NOTE G - CAPITAL LEASE OBLIGATIONS

In September 1986, the New York City Industrial Development Agency ("Agency") issued $1,442,000 of floating rate Industrial Development Revenue Bonds to a commercial bank for the purpose of acquiring and renovating real property located at 345 West 37th Street in New York. The bonds bear interest at 92% of the bank's prime rate, which was 8.5% at January 31, 1996, plus 1.48% per annum. Simultaneously, the Agency leased the property to 345 West 37th Corp. ("345 West"), a company under the management and control of two principal stockholders, for 15 years. 345 West, in turn, subleased the property to G-III Leather Fashions, Inc. ("G-III"), a subsidiary of the Company, on the same terms. Concurrent with the execution of the lease and sublease agreements, 345 West, G-III and Siena Leather Ltd. ("Siena"), another subsidiary of the Company, entered into lease guarantee agreements whereby they jointly and severally guaranteed the payments and obligations under the lease and the payment of principal and interest on the bonds. In addition, the two principal stockholders of the Company have personally guaranteed the debt. The accompanying financial statements reflect the above lease between G-III and 345 West as a capitalized lease (Note L).

In fiscal 1995, the Company entered into several agreements for the sale and leaseback of the renovations of its showroom and warehouse and the computer system installed for the retail stores. The assets were sold for $1,548,000 (the book value of the assets).

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE G (CONTINUED)

The transaction has been accounted for as a capital lease, wherein the property remains on the books and will continue to be depreciated. A financing obligation representing the proceeds has been recorded. The Company has the option to purchase the property at the end of the lease.

In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 31, 1996:

         Year ending January 31,                                     (000's)
            1997                                                   $   679
            1998                                                       430
            1999                                                       272
            2000                                                       168
            2001                                                       104
            2002 and thereafter                                         75
                                                                   -------
         Net minimum lease payments                                  1,728

         Less amount representing interest                           (238)
                                                                   -------
         Present values of minimum lease payments                   $1,490
                                                                   =======

         Current portion                                           $   571
         Noncurrent portion                                            919
                                                                   -------
                                                                   $ 1,490
                                                                   =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE H - INCOME TAXES

Income taxes are provided for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The Internal Revenue Service has recently concluded its examination of the Company's 1990 through 1993 tax returns. The Company has made the additional tax payments resulting from the exam.

The income tax provision (benefit) is comprised of the following:


                                                                     Year ended January 31,
                                                            -----------------------------------------
                                                              1994             1995          1996
                                                            --------         --------       -------
                                                            ------------------(000's)-----------------
        Current
           Federal                                          $   745        $  (3,940)        $(271)
           State and city                                       268               18           164
           Foreign                                              111               49           196
                                                            -------       ----------          ----

                                                              1,124           (3,873)           89

        Deferred                                                (60)            (214)           -
                                                            -------        ---------          ----

                                                             $1,064        $  (4,087)        $  89
                                                            =======        =========         =====
        Earnings (loss) before
           income taxes
            United States                                    $2,071         $(15,701)        $(775)
            Non-United States                                   328             (444)          467


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE H (CONTINUED)

The significant components of the Company's deferred tax asset at January 31, 1995 and 1996 are summarized as follows:

                                                                             1995              1996
                                                                           -------           ------
                                                                          -----------(000's)---------
        Provision for bad debts and sales allowances                      $    559          $    626
        Depreciation                                                           580               837
        Inventory write-downs                                                  482               319
        Nonrecurring charges                                                 1,191             1,005
        Straight-line lease                                                    248               247
        Other                                                                   47               (17)
                                                                           -------           -------
                                                                             3,107             3,017
        Deferred tax asset valuation allowance                              (1,390)           (1,300)
                                                                           -------           -------
                                                                           $ 1,717           $ 1,717
                                                                           =======           =======

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has established valuation allowances for state and local net operating loss carryforwards. The valuation allowance at January 31, 1996, reduced the net deferred tax asset to an amount realizable based upon taxes paid for prior years and future operating results. The Company has state and local net operating loss carryforwards of $12,349,000, which will be available to offset its earnings during the carryforward period. If not used, these carryforwards begin to expire in 2010.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE H (CONTINUED)

The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                          Year ended               Year ended                    YEAR  ENDED
                                                       January 31, 1994         January 31, 1995               JANUARY 31, 1996
                                                     ----------------------    ----------------------        ---------------------
                                                                  Percent                    Percent                      PERCENT
                                                                    of                         of                           OF
                                                    Amount        income       Amount         income         AMOUNT       INCOME
                                                    (000's)                    (000's)                       (000'S)
Provision (benefit) for Federal
  income taxes at the
  statutory rate                                    $   816         34.0%     $(5,489)        (34.0)%     $  (105)        (34.0)%
State and city income taxes, net
  of Federal income
  tax benefit                                           177          7.4           11           0.1            98          31.8
Effect of foreign taxable
  income (loss)                                          18          0.7          200           1.2            37          12.0
Valuation allowance for
   deferred taxes                                                               1,390           8.6           (90)        (29.2)
Effect of tax examination                                                                                     154          50.0
Other, net                                               53          2.2         (199)         (1.2)           (5)         (1.7)
                                                    -------         ----        -------        ----         -------        ----

Actual provision (benefit) for
  income taxes                                      $ 1,064         44.3%     $(4,087)        (25.3)%     $    89          28.9%
                                                    =======         ====        =======        ====         =======        ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE I - COMMITMENTS AND CONTINGENCIES

The Company currently leases warehousing, executive and sales facilities, and transportation equipment. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 1996 are:

                    Year ending January 31,                           (000's)
                       1997                                           $2,020
                       1998                                            1,895
                       1999                                            1,927
                       2000                                            1,449
                       2001                                              571
                       2002 and thereafter                               956
                                                                      ------
                                                                      $8,818
                                                                      ======

Rent expense on the above operating leases (including amounts leased from 345 West - Note L) for the years ended January 31, 1994, 1995 and 1996 was approximately $1,954,000, $2,604,000 and $2,060,000, respectively.

In April 1988, 345 West received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at a variable rate (8.25% at January 31, 1996). The loan is financed by long-term bonds issued by the Authority. Both G-III and Siena and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $803,000 and $732,000 as of the years ended January 31, 1995 and 1996, respectively. In conjunction with the Company's intention to close this domestic facility (described in Note B), the Company has reflected $669,000 and $605,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 1995 and 1996, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE I (CONTINUED)

The Company has an employment agreement with its chief executive officer which expires on January 31, 1997. Thereafter, the agreement shall automatically be renewed for successive one-year terms, unless either party shall give the other not less than 90 days' prior written notice of intent not to renew. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million. If, after a change in control of the Company, as defined in the agreement, the chief executive officer's employment is terminated: (i) by the Company without cause, or (ii) by him because of a material breach of the agreement by the Company, then the chief executive officer has the right to receive an amount equal to 2.99 times his base salary and bonus. The agreement also provides for supplemental pension payments of $50,000 per year provided that the Company achieves net income, as defined, in excess of $1,500,000.


NOTE J - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements, prohibit the payment of cash dividends without consent.

Stock Options

The Company's 1989 Stock Option Plan provides for 1,130,000 shares of the Company's common stock to be reserved for issuance in connection with stock options. The Board, or a committee thereof, has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options and the terms of the options.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE J (CONTINUED)

In addition, in connection with the chief executive officer's employment agreement, the Company granted options to purchase 100,000 shares of common stock at $4.00 per share exercisable over a ten-year period. The options vest over a five-year period beginning February 1, 1995. In December 1994, the Company repriced the above options to $2.00 per share, the current market value at the date of repricing.

During the 1995 fiscal year, the Company granted 50,000 options to its principal stockholders in consideration for certain agreements made by the principal stockholders with the Company's banks. At the time of issuance, the options were exercisable at a higher price than the current market price. Half of the options are exercisable at $5.50 per share, the balance of the options are exercisable at $6.50 per share.

A Non-Employee Directors Stock Option Plan was adopted in 1991 under which options for a maximum of 31,500 shares of common stock may be issued.

As of January 31, 1996, the following options are granted and outstanding:

                                                                             Non-Employee Directors
                                             Stock Option Plan (1)                   Plan (1)
                                        ----------------------------       --------------------------
                                         Number                             Number
                                           of                                 of
                                         shares      Option prices (2)      shares      Option prices
                                         -------     -----------------      ------      -------------
      Outstanding, January 31, 1993     581,175                              8,400

         Granted                         75,000     $  4.250 - $ 8.000
         Exercised                       (7,750)                 4.405
         Cancelled                      (27,950)       4.405 -   7.619      (2,100)    $7.738
                                       --------                             ------

      Outstanding, January 31, 1994
         (carried forward)              620,475                              6,300


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE J (CONTINUED)

                                                                              Non-Employee Directors
                                               Stock Option Plan (1)                 Plan (1)
                                          ----------------------------      ------------------------
                                           Number                            Number
                                             of                                of
                                           shares     Option prices (2)      shares    Option prices
                                           ------     -----------------      ------    -------------
       Outstanding, January 31, 1994
          (carried forward)               620,475                             6,300

          Granted                         257,675      $3.625 - $6.50         5,000     $3.625
          Exercised
          Cancelled                       (79,325)
                                          --------                           ------

       Outstanding, January 31, 1995      798,825       2.00                 11,300

          Granted                          95,000       1.625 - 2.75          5,000      2.25
          Exercised                        (6,455)      2.00
          Cancelled                       (15,350)      2.00
                                          -------                            ------

       OUTSTANDING, JANUARY 31, 1996      872,020                            16,300
                                          =======                            ======

       As of January 31, 1996
          Exercisable                     446,748      $2.00 - $6.50          6,040     $3.625 - $7.738
          Available for future grants     257,980                            15,200


(1) Except for the options issued in connection with the stockholders' personal guarantees, as described above, the options vest over a one-to-five year period and will expire from December 1999 to December 2005.

(2) In December 1994, the Company repriced certain outstanding options to $2.00 per share, the current market value at the date of repricing.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE K - MAJOR VENDORS AND CUSTOMERS

For the years ended January 31, 1994, 1995 and 1996, the Company purchased 26%, 16% and 13%, respectively, of total purchases through one buying agent. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

For the years ended January 31, 1994, 1995 and 1996, no customer accounted for more than 10% of the Company's net sales. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.


NOTE L - RELATED PARTY TRANSACTIONS

During the years ended January 31, 1994, 1995 and 1996, G-III leased space from 345 West (Notes G and I). Operating expenses paid by G-III to 345 West during the years ended January 31, 1994, 1995 and 1996, amounted to approximately $173,000, $181,000 and $173,000, respectively.


NOTE M - PENSION PLANS

The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $82,000, $113,000 and $108,000 for the years ended January 31, 1994, 1995 and 1996, respectively.

G-III contributed approximately $65,000, $67,000 and $39,000 for the years ended January 31, 1994, 1995 and 1996, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's net assets is not available from the plan's administrator.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 1995 and 1996 are as follows:

                                                                                   October       January
                                                  April 1994      July 1994         1994          1995
                                                 1st Quarter     2nd Quarter     3rd Quarter   4th Quarter
                                                 ------------    -----------     -----------   -----------
      January 31, 1995
         Net sales                                  $20,157       $48,160        $73,626        $29,498
         Gross margin                                 1,557         8,518         12,928          1,954
         Net income (loss)                           (2,930)          634           (452)        (8,986)

         Net income (loss) per common share
           Primary
            Net income (loss) per share              $(0.45)         $0.10         $(0.07)        $(1.40)
           Fully diluted
            Net income (loss) per share              $(0.45)         $0.10         $(0.07)        $(1.40)


                                                                                 OCTOBER         JANUARY
                                                  APRIL 1995      JULY 1995       1995            1996
                                                  1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                  -----------    -----------    -----------    -----------
      JANUARY 31, 1996
         NET SALES                                  $ 9,275       $36,032        $57,695      $18,661
         GROSS MARGIN                                   663         9,594         12,237        1,400
         NET INCOME (LOSS)                           (3,035)        1,719          3,353       (2,434)

         NET INCOME (LOSS) PER COMMON SHARE
           PRIMARY
            NET INCOME (LOSS) PER SHARE              $(0.47)         $0.27          $0.50        $(.38)
           FULLY DILUTED
            NET INCOME (LOSS) PER SHARE              $(0.47)         $0.27          $0.50        $(.38)


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1994, 1995 and 1996



NOTE N (CONTINUED)

In the fourth quarter of 1995, the Company recorded a nonrecurring charge of $5,620,000 (see Note B) and additional bad debt expense of approximately $779,000. Other fluctuations are primarily the result of the seasonality of the Company's business.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


           Column A                                   Column B                 Column C                   Column D         Column E
           --------                                  ---------                 --------                  ---------        ---------

                                                                               Additions
                                                                      ---------------------------
                                                                          (1)               (2)
                                                     Balance at       Charged to          Charged                         Balance at
                                                      beginning        costs and         to other        Deductions         end of
          Description                                 of period        expenses          accounts            (a)            period
          -----------                                ----------       ----------         --------        ----------       ----------
Year ended January 31, 1995
   Deducted from asset accounts
      Allowance for doubtful accounts                 $1,364           $  676                              $1,255          $  785
      Allowance for sales discounts                      820            3,105                               2,855           1,070
                                                      ------            -----                               -----           -----

                                                      $2,184           $3,781                              $4,110          $1,855
                                                      ======           ======                              ======          ======


YEAR ENDED JANUARY 31, 1996
   DEDUCTED FROM ASSET ACCOUNTS
      ALLOWANCE FOR DOUBTFUL ACCOUNTS                 $  785           $1,644                              $  717          $1,712
      ALLOWANCE FOR SALES DISCOUNTS                    1,070            2,556                               2,569           1,057
                                                      ------            -----                               -----           -----

                                                      $1,855           $4,200                              $3,286          $2,769
                                                      ======           ======                              ======          ======



(a)  Accounts written off as uncollectible.




                                      S-1



                                STATEMENT OF DIFFERENCES
               The trademark symbol shall be expressed as..........`TM'