Form 10-Q
period 1996-04-30
G III APPAREL GROUP LTD /DE/
filed 1996-06-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended             April 30, 1996
                              --------------------------------------------------

                                       OR

[      ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------------------------------------------

Commission File Number                   0-18183
                       ---------------------------------------------------------


                            G-III APPAREL GROUP, LTD.
           (Exact of name of registrant as specified in its charter)


               Delaware                                  41-1590959
 -------------------------------              ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

       345 West 37th Street, New York, New York             10018
- --------------------------------------------------------------------------------
         (Address of Principal Executive Office)          (Zip Code)

                                 (212) 629-8830
                      -------------------------------------
              (Registrant's telephone number, including area code)

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

Yes     XX                 No_______
   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1996.

Common Stock, $.01 par value per share:      6,467,336      shares.
                                       ---------------------


Part I                     FINANCIAL INFORMATION                        Page No.
    Item 1.     Financial Statements *

                Consolidated Balance Sheets -

                        January 31, 1996 and April 30, 1996....................3

                Consolidated Statements of Operations -
                        For the Three Months Ended
                        April 30, 1995 and 1996................................4

                Consolidated Statements of Cash Flows -
                        For the Three Months Ended
                        April 30, 1995 and 1996................................5

                Notes to Financial Statements..................................6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...................................................7-8



* The Balance Sheet at January 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                               JANUARY 31,                    APRIL 30,
                                                                   1996                          1996
ASSETS                                                                                       (unaudited)
Current Assets:
     Cash and Cash Equivalents                               $       7,617                  $       3,122
     Accounts Receivable - Net                                       8,995                          5,157
     Inventories - Net                                              14,207                         18,196
     Prepaid and Refundable Income Taxes                               502                          2,907
     Prepaid Expense & Other Current Assets                            968                          1,165
                                                                  --------                        -------
           Total Current Assets                                     32,289                         30,547

Property and Equipment at Cost - Net                                 6,324                          6,000
Other Assets                                                           927                          1,022
Deferred Income Taxes                                                1,717                          1,717
                                                                   -------                        -------
                                                            $       41,257                  $      39,286
                                                                    ======                         ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                          $        2,980                  $       3,384
     Current Maturities of Obligations Under
       Capital Leases                                                  571                            571
     Accounts Payable                                                2,469                          2,905
     Accrued Expenses                                                1,751                          2,584
     Accrued Nonrecurring Charges                                    2,294                          2,238
                                                                   -------                        -------
           Total Current Liabilities                                10,065                         11,682

Obligations Under Capital Leases                                       919                            771
Nonrecurring Charges -  Long Term                                      557                            557


Stockholders' Equity:
     Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding
     Common Stock, $.01 par value: authorized
       20,000,000 shares; issued and outstanding,
       6,465,836 shares on January 31, 1996 and
       on April 30, 1996                                                65                              65
     Additional Paid-in Capital                                     23,615                          23,615
     Retained Earnings                                               6,036                           2,596
                                                                   -------                         -------
                                                                    29,716                          26,276
                                                                   -------                         -------
                                                            $       41,257                  $       39,286
                                                                   =======                         =======

See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                          THREE MONTHS ENDED
                                                                --------------------------------------
                                                                               APRIL 30,
                                                                               ---------
                                                                1995                              1996
                                                                ----                              ----
                                                                              (Unaudited)
Net Sales                                                 $     9,275                       $       5,063

Cost of Goods Sold                                              8,612                               4,911
                                                               ------                              ------

       Gross Profit                                               663                                 152

Selling, General and
   Administrative Expenses                                      5,315                               5,660
                                                               ------                              ------

       Operating Loss                                          (4,652)                             (5,508)

Interest and Financing Charges, Net                               406                                 212
                                                               --------                           -------

       Loss Before Taxes                                       (5,058)                             (5,720)

Income Taxes (Benefit)                                         (2,023)                             (2,280)
                                                               --------                           -------

       Net Loss                                           $    (3,035)                      $      (3,440)
                                                               ========                           =======


Loss per common share:

Primary and Fully Diluted;
  Net Loss per common share                               $      (.47)                      $        (.53)
                                                                 ====                               =====

  Weighted average number of
   shares outstanding                                       6,459,381                           6,465,836
                                                            =========                           =========







See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                                    APRIL 30,
                                                                                    ---------
                                                                         1995                       1996
                                                                         ----                       ----
                                                                                   (Unaudited)
Cash Flows from Operating Activities:
    Net Loss                                                     $        (3,035)           $     (3,440)
    Adjustment to Reconcile Net Loss:
       Depreciation and Amortization                                         255                     364

Changes in Operating Assets and Liabilities:
    Accounts Receivable                                                    8,710                   3,838
    Inventory                                                             (3,655)                 (3,989)
    Prepaid and refundable Income Taxes                                   (1,941)                 (2,405)
    Prepaid Expenses                                                        (316)                   (197)
    Other Assets                                                             (81)                    (95)
    Accounts Payable and Accrued Expenses                                   (177)                  1,269
    Accrued Nonrecurring Charge                                             (128)                    (56)
                                                                     -----------                ---------

Net Cash (Used in) Operating Activities                                     (368)                 (7,299)
                                                                     -----------                ---------

Cash Flows for Investing Activities:
    Capital Expenditures                                                    (300)                    (93)
    Capital Dispositions                                                       0                      53
                                                                     -----------                ----------

Net Cash (Used in) Investing Activities:                                    (300)                    (40)
                                                                     -----------                ----------

Cash Flows from Financing Activities:
    Borrowings of notes payable                                            3,321                     404
    Repayments of notes payable                                           (3,543)                      0
    Payment of capital lease obligations                                    (120)                   (148)
                                                                     -----------                 ---------

Net Cash Provided by Financing Activities                                   (342)                    256
                                                                     -----------                 ---------

Net (Decrease) in Cash                                                    (1,010)                 (4,495)

Cash at Beginning of Period                                                1,421                   7,617
                                                                     -----------                 ---------

Cash at End of Period                                            $           411              $    3,122
                                                                     ===========                 =========

Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period for:
         Interest                                                $           238              $      109
         Income Taxes                                            $             2              $        1

See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results of the three month period ended April 30, 1996 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain reclassifications have been made to conform to the 1996 presentation.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1996.


Note 2 - Inventories                                                (in thousands)
- --------------------
                                                        January 31,                  April 30,
    Inventories consist of:                                 1996                        1996
                                                            ----                        ----
          Finished products.......................     $   12,112                  $    13,388
          Work-in-process.........................             49                          513
          Raw materials...........................          2,046                        4,295
                                                          --------                    --------
                                                       $   14,207                  $    18,196
                                                          ========                    ========

Note 3 - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of the common share equivalents, when applicable.

Note 4 - Notes Payable

The Company has a loan agreement with three banks for $48,000,000 through October 30, 1996 and $40,000,000 through May 31, 1997, of which $40,000,000 through October 30, 1996 and $30,000,000 through May 31, 1997 is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1996, the Company had a remaining reserve of approximately $2.9 million related to a cost reduction program. The status of the components of the provision at the end of the period was:


                                                                (in thousands)
                                                 Balance              1996           Balance
                                            January 31, 1996        Activity      April 30, 1996
                                            ----------------        --------      --------------

    Severance and related costs                   $  161             $   (40)          $    121
    Closure of domestic
         and foreign facilities                    2,690                 (16)             2,674
                                                   -----               -----              -----
                                                $  2,851             $   (56)         $   2,795
                                                   =====               =====              =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended April 30, 1996 were $5.1 million compared to $9.3 million for the same period last year. The decrease in net sales during the quarter was primarily due to lower sales in the JL Colebrook ($2.5 million) and Womens Leather ($1.5 million) divisions. These declines resulted from weakness in retail sales of outerwear apparel. The Company expects that the softness in the outerwear apparel market will continue to adversely affect sales in the quarter ending July 31, 1996.

Gross profit was $152,000 for the quarter ended April 30, 1996, compared to $663,000 in the same period last year. Gross profit as a percentage of net sales was 3.0% for the three months ended April 30, 1996, compared to 7.1% for the same period last year. The decrease in the gross profit percentage was a result of certain period costs included in cost of goods sold being spread over lower net sales.

Selling, general and administrative expenses of $5.7 million for the three months ended April 30, 1996 were approximately $345,000 more than in the same period last year. The increase in selling, general and administrative expenses compared to last year resulted from start-up costs relating to new product development in branded merchandise, which includes licensed product under the Kenneth Cole label, as well as development of new distribution channels. These increases were partially offset by savings resulting from the sub-lease of a warehouse in March, 1996. The Company continues to monitor and seeks to reduce expense levels whenever possible.

For the three months ended April 30, 1996, interest and financing charges was $212,000, a decrease of $194,000 from the same period of the prior year. The decrease is attributable to lower borrowing levels as a result of the Company maintaining lower levels of inventory.

Income tax benefit of $2.3 million reflects an effective tax rate of 40% for the three months ended April 30, 1996, compared to an income tax benefit of $2.0 million which reflected the same effective tax rate of 40% in the comparable period of the prior year.

As a result of the foregoing, for the three month period ended April 30, 1996, the Company had a net loss of $3.4 million, or $.53 per share, compared to a net loss of $3.0 million, or $.47 per share, for the comparable period in the prior year.

Liquidity and Capital Resources

The Company has a loan agreement, which expires May 31, 1997, providing for a collateralized working capital line of credit for a maximum amount of $48 million through October 30, 1996 (reduced to $40 million commencing October 31,
1996), of which a maximum of $40 million (reduced to $30 million commencing October 31, 1996) is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowings are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.25% as of June 1, 1996) plus 1.75%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of April 30, 1996, there were no direct borrowings outstanding and approximately $11.1 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of April 30, 1996, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.4 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       G-III APPAREL GROUP, LTD.
                                              (Registrant)




Date:    June 14, 1996                  By: /s/ MORRIS GOLDFARB
                                            -----------------------------------
                                            Morris Goldfarb
                                            President and Chief
                                            Executive Officer


Date:    June 14, 1996                   By: /s/ ALAN FELLER
                                             ----------------------------------
                                             Alan Feller
                                             Chief Financial Officer,
                                             Treasurer, and Secretary