Form 10-Q
period 1996-07-31
G III APPAREL GROUP LTD /DE/
filed 1996-09-16
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              July 31, 1996
                              ------------------------------------------

                                       OR

[     ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -----------------------

Commission File Number                         0-18183
                       --------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
            (Exact name of registrant as specified in its character)

             Delaware                                          41-1590959
- -----------------------------------                     ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        345 West 37th Street, New York, New York                 10018
- --------------------------------------------------------------------------------
        (Address of Principal Executive Office)                (Zip Code)

                                 (212) 629-8830
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1996.

Common Stock, $.01 par value per share:      6,467,336      shares.
                                       ---------------------

Part I       FINANCIAL INFORMATION

                                                                                Page No.
   Item 1. Financial Statements *

             Consolidated Balance Sheets -
                   January 31, 1996 and July 31, 1996 .............................3

             Consolidated Statements of Operations -
                   For the Three Months Ended
                   July 31, 1995 and 1996..........................................4

             Consolidated Statements of Operations -
                   For the Six Months Ended
                   July 31, 1995 and 1996..........................................5

             Consolidated Statements of Cash Flows -
                   For the Six Months Ended
                   July 31, 1995 and 1996..........................................6

             Notes to Financial Statements.........................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..........................................................8-9

Part II      OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Stockholders......................10

   Item 6.   Exhibits and Reports on Form 8-K

               (a)  Third  Amended  and  Restated  Loan  Agreement,  dated as of
               May 31, 1996

* The Balance Sheet at January 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                    JANUARY 31,                 JULY 31,
ASSETS                                                  1996                     1996
- ------                                                  ----                     ----
                                                                               (unaudited)
Current Assets:

    Cash and Cash Equivalents                      $      7,617           $         631
    Accounts Receivable - Net                             8,995                  26,865
    Inventories - Net                                    14,207                  33,482
    Prepaid and Refundable Income Taxes                     502                   1,267
    Prepaid Expense and Other Current Assets                968                   1,694
                                                       --------                 -------
         Total Current Assets                            32,289                  63,939
                                                         ------                  ------

Property and Equipment at Cost - Net                      6,324                   5,730
Deferred Income Taxes                                     1,717                   1,717
Other Assets                                                927                     995
                                                       --------                --------
                                                   $     41,257           $      72,381
                                                         ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Notes Payable                                  $      2,980           $      23,790
    Current Maturities of Obligations
       Under Capital Leases                                 571                     571
    Accounts Payable                                      2,469                   9,478
    Accrued Expenses                                      1,751                   6,911
    Accrued Nonrecurring Charges                          2,294                   2,182
                                                        -------                 -------
         Total Current Liabilities                       10,065                  42,932

Obligations Under Capital Leases                            919                     619
Nonrecurring Charges - Long Term                            557                     557

Stockholders' Equity:

    Preferred Stock, 1,000,000 shares authorized;
      no shares issued and outstanding
    Common Stock, $.01 par value: authorized,
      20,000,000 shares; issued and outstanding,
      6,465,836 shares on January 31, 1996 and
      6,467,336 shares on July 31, 1996                      65                      65
    Additional Paid-in Capital                           23,615                  23,618
    Retained Earnings                                     6,036                   4,590
                                                        -------                 -------
                                                         29,716                  28,273
                                                         ------                  ------
                                                   $     41,257           $      72,381
                                                         ======                  ======
See Accompanying Notes to Financial Statement.


                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                              THREE MONTHS ENDED
                                                     -------------------------------------
                                                                  JULY 31,
                                                                  --------
                                                     1995                           1996
                                                     ----                           ----
                                                                 (Unaudited)
Net Sales                                   $       36,032                  $       26,209


Cost of Goods Sold                                  26,438                          17,005
                                                    ------                          ------

      Gross Profit                                   9,594                           9,204

Selling, General and
  Administrative Expenses                            5,481                           5,401
                                                   -------                          ------

      Operating Profit                               4,113                           3,803

Interest and Financing Charges, Net                    991                             493
                                                   -------                          ------

      Income Before Taxes                            3,122                           3,310

Income Taxes                                         1,403                           1,316
                                                   -------                          ------

      Net Income                            $        1,719                  $        1,994
                                                   =======                          ======



Income per common share:

Primary and Fully Diluted;
  Net Income per common share               $          .27                  $         .30
                                                       ===                            ===

  Weighted average number of
     shares outstanding                          6,459,381                      6,739,098
                                                 =========                      =========





See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                SIX MONTHS ENDED
                                                  ------------------------------------------
                                                                   JULY 31,
                                                                   --------
                                                     1995                           1996
                                                     ----                           ----
                                                                  (Unaudited)
Net Sales                                   $       45,307                  $       31,272

Cost of Goods Sold                                  35,050                          21,916
                                                    ------                          ------

      Gross Profit                                  10,257                           9,356

Selling, General and
  Administrative Expenses                           10,796                          11,061
                                                    ------                          ------

      Operating Loss                                  (539)                         (1,705)

Interest and Financing Charges, Net                  1,397                             705
                                                   -------                        --------

      Loss Before Taxes                             (1,936)                         (2,410)

Income Taxes (Benefit)                                (620)                           (964)
                                                   -------                        --------

      Net Loss                              $       (1,316)                 $       (1,446)
                                                    =======                        =======



Loss per common share:

Primary and Fully Diluted;
  Net Loss per common share                 $      (.20)                    $      (.22)
                                                   ====                            ====

  Weighted average number of
     shares outstanding                          6,459,381                       6,466,471
                                                 =========                       =========






See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                SIX MONTHS ENDED
                                                               ------------------
                                                                    JULY 31,
                                                                    --------
                                                            1995                  1996
                                                            ----                  ----

                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net Loss                                       $       (1,316)        $        (1,446)
   Adjustments to Reconcile Net Loss:
      Depreciation and Amortization                          636                     752

Changes in Operating Assets and Liabilities:
   Accounts Receivable                                   (13,685)                (17,870)
   Inventory                                              (6,949)                (19,275)
   Prepaid and Refundable Income Taxes                      (681)                   (765)
   Prepaid Expenses                                         (801)                   (726)
   Other Assets                                               (6)                    (68)
   Accounts Payable and Accrued Expenses                   3,694                  12,169
   Accrued Nonrecurring Charge                              (163)                   (112)
                                                          ------                 --------
                                                         (18,591)                (26,647)
                                                          ------                  ------

Net Cash (Used in) Operating Activities                  (19,271)                (27,341)
                                                          ------                  ------

Cash Flows for Investing Activities:

   Capital Expenditures                                     (498)                   (245)
   Capital Dispositions                                                               87
                                                          ------                  ------

Net Cash (Used in) Investing Activities:                    (498)                   (158)
                                                          ------                  ------

Cash Flows from Financing Activities:
   Increase in Notes Payable, net                         21,343                  20,810
   Payment of Capital Lease Obligations                     (275)                   (300)
   Proceeds from exercise of stock options                                             3
                                                          ------                  ------

Net Cash Provided by Financing Activities                 21,068                  20,513
                                                          ------                  ------

Net Increase (Decrease) in Cash                            1,299                  (6,986)

Cash at Beginning of Period                                1,421                   7,617
                                                         -------                 -------

Cash at End of Period                              $       2,720          $          631
                                                         =======                ========

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
        Interest                                   $       1,222          $          534
        Income Taxes                               $           2          $           68

See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three and six month periods ended July 31, 1996 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain reclassifications have been made to conform to the 1996 presentation.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1996.

Note 2 - Inventories

   Inventories consist of:

                                                         January 31,             July 31,
                                                            1996                 1996
                                                            ----                 ----
                                                                   (in thousands)
   Finished products................                  $    12,112          $      29,024
   Work-in-process..................                           49                    292
   Raw materials....................                        2,046                  4,166
                                                          -------                -------
                                                      $    14,207          $      33,482
                                                           ======                 ======

Note 3 - Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common stock equivalents, when applicable.

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

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1996, the Company had a remaining reserve of approximately $2.9 million related to a cost reduction program. The status of the components of the provision at the end of the period was:

                                          Balance               1996              Balance
                                      January 31, 1996         Activity         July 31, 1996
                                     -----------------        ----------        -------------
                                                            (in thousands)
Closure of Domestic and
   Foreign  Facilities                  $  2,690              $   (32)           $ 2,658
Severance and related costs                  161                  (80)                81
                                          ------                ------           -------
                                        $  2,851              $  (112)           $ 2,739
                                           =====                 =====             =====

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended July 31, 1996 were $26.2 million compared to $36.0 million for the same period last year. For the six months ended July 31, 1996, net sales were $31.3 million compared to $45.3 million for the same period in the prior year. The decrease in net sales during the three and six month periods was primarily due to continued weakness in retail sales of outerwear apparel, particularly in the mid-priced garment categories (Womens, Studio, and JL Colebrook divisions), partially offset by higher sales levels in the Licensing division, and the commencement during the second quarter of sales in the Entertainment division and in branded merchandise carrying the Kenneth Cole and Polar Bear labels.

Gross profit was $9.2 million for the three months ended July 31, 1996, compared to $9.6 million in the same period last year. Gross profit as a percentage of net sales was 35.1% for the three months ended July 31, 1996, compared to 26.6% for the same period last year. For the six month period ended July 31, 1996, gross profit was $9.4 million, or 29.9% of net sales, compared to $10.3 million, or 22.6% of net sales for the same period last year.

The increase in the gross profit percentage was a result of improved margins in several product lines and an increase in branded product and sports licensing volume which has higher margins.

Selling,  general  and  administrative  expenses  of $5.4  million for the three months ended July 31, 1996 were approximately $80,000 less than in the same period last year. As a percentage of net sales, selling, general and administrative expenses were 20.6% in this period compared to 15.2% last year. For the six month period ended July 31, 1996, selling, general and administrative expenses were $11.1 million, or 35.4% of net sales, compared to $10.8 million, or 23.8% of net sales for the same period last year. The increase as a percentage of net sales and revenues was the result of lower reported net sales as described above.

Selling, general and administrative expenses for the three and six month periods ended July 31, 1996 were affected by several factors. The Company took several actions to reduce these expenses, including the consolidation of its two New Jersey distribution centers into one location in January 1996, and the sublease of excess property beginning in March 1996. Additionally, a samples room function was eliminated and personnel reductions have been taken where appropriate. Selling, general and administrative expenses increased compared to last year primarily as the result of start-up costs relating to new product development in branded merchandise, which includes licensed product under the Kenneth Cole label, as well as development of new distribution channels. The Company continues to monitor and seeks to reduce expense levels whenever appropriate.

Interest expense of $493,000 was $498,000 lower in the quarter ended July 31, 1996, compared to $991,000 in the same period last year. For the six months ended July 31, 1996, interest expense was $705,000, a decrease of $692,000 from the prior year. Due to lower inventory levels, the Company was debt-free on its domestic borrowing agreement from December 22, 1995 until May 9, 1996. This resulted in lower interest costs than in the prior year when the Company was continuously in a domestic borrowing position.

Income taxes of $1.3 million reflect an effective tax rate of 40% for the three months ended July 31, 1996, compared to income taxes of $1.4 million (effective tax rate of 44.9%) in the comparable period in the prior year. For the six months ended July 31, 1996, the income tax benefit of $964,000 reflects an effective tax rate of 40%, compared to an income tax benefit of $620,000 or 32.0% in the same period last year. The lower effective tax rate in the prior year resulted from the utilization of state and local losses carried forward from the fiscal year ended January 31, 1995.

As a result of the foregoing, for the three month period ended July 31, 1996, the Company had net income of $2.0 million, or $.30 per share, compared to a net income of $1.7 million, or $.27 per share, for the comparable period in the prior year. For the six month period ended July 31, 1996, the Company had a net loss of $1.4 million, or $.22 per share, compared to a net loss of $1.3 million, or $.20 per share, for the same period in the prior year.

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

Direct borrowings bear interest at the agent's prime rate (8.25% as of September 1, 1996) plus 1.75%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payments of cash dividends. As of July 31, 1996, there was $20.4 million of borrowings outstanding and approximately $16.5 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based on the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of July 31, 1996, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.4 million.

Item 4. Submission of Matters to a Vote of Stockholders

        (a) The Company's Annual Meeting of Stockholders was held on June 20, 1996 (the "Annual Meeting").

        (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

           (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

                                                               Withheld
Nominee                          Votes For                     Authority to Vote
Morris Goldfarb                  6,255,803                          8,600
Aron Goldfarb                    6,254,903                          9,500
Lyle Berman                      6,255,803                          8,600
Thomas J. Brosig                 6,254,803                          9,600
Alan Feller                      6,255,803                          8,600
Carl Katz                        6,255,803                          8,600
Willem van Bokhorst              6,255,803                          8,600
Sigmund Weiss                    6,254,903                          9,500
George J. Winchell               6,253,903                         10,500

          (ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending January 31, 1997. The Company's stockholders voted as follows:

                       FOR:                      6,252,327
                       AGAINST:                      1,550
                       ABSTENTIONS:                 14,000
                       BROKER NON-VOTES:                 0

Item 6. Exhibits and Reports on Form 8-K

        (a) Third Amended and Restated Loan Agreement, dated as of May 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  G-III APPAREL GROUP, LTD.
                                                          (Registrant)

Date:   September 12, 1996                         By: /s/
                                                       -------------------------
                                                       Morris Goldfarb
                                                       President and Chief
                                                       Executive Officer

Date:   September 12, 1996                         By: /s/
                                                       -------------------------
                                                       Alan Feller
                                                       Chief Financial Officer,
                                                       Treasurer, and Secretary

                       STATEMENT OF DIFFERENCES
                       ------------------------


The section symbol shall be expressed as ..... ss.