Form 10-Q
period 1996-10-31
G III APPAREL GROUP LTD /DE/
filed 1996-12-16
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended             October 31, 1996
                                --------------------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ---------------------------------------------
Commission File Number                         0-18183
                      ------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
            (Exact name of registrant as specified in its character)

        Delaware                                                41-1590959
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     345 West 37th Street, New York, New York                    10018
     -------------------------------------------------------------------
     (Address of Principal Executive Office)                  (Zip Code)

                                (212) 629-8830
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------

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

Yes     XX            No
      ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1996.

Common Stock, $.01 par value per share:      6,472,856      shares.
                                       -------------------

Part I          FINANCIAL INFORMATION                                                                  Page No.
    Item 1.   Financial Statements *

                Consolidated Balance Sheets -
                        January 31, 1996 and October 31, 1996..........................................   3

                Consolidated Statements of Operations -
                        For the Three Months Ended
                        October 31, 1995 and 1996.........................................................4

                Consolidated Statements of Operations -
                        For the Nine Months Ended
                        October 31, 1995 and 1996.........................................................5

                Consolidated Statements of Cash Flows -
                        For the Nine Months Ended
                        October 31, 1995 and 1996.........................................................6

                Notes to Financial Statements.............................................................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..............................................................................8-9

* The Balance Sheet at January 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                  JANUARY 31,                    OCTOBER 31,
ASSETS                                                               1996                          1996
------                                                               ----                          ----
                                                                                                (unaudited)
Current Assets:
     Cash and Cash Equivalents                                      $   7,617                      $ 1,244
     Accounts Receivable - Net                                          8,995                       44,293
     Inventories - Net                                                 14,207                       20,147
     Prepaid and Refundable Income Taxes                                  502
     Prepaid Expense and Other Current Assets                             968                        1,692
                                                                    ---------                      -------
           Total Current Assets                                        32,289                       67,376
                                                                    ---------                      -------

Property and Equipment at Cost - Net                                    6,324                        5,365
Deferred Income Taxes                                                   1,717                        1,717
Other Assets                                                              927                        1,048
                                                                    ---------                      -------
                                                                    $  41,257                      $75,506
                                                                    =========                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                                  $   2,980                      $23,477
     Current Maturities of Obligations
        Under Capital Leases                                              571                          571
     Accounts Payable                                                   2,469                        7,998
     Accrued Expenses                                                   1,751                        3,800
     Federal and Foreign Income Taxes Payable                                                        2,676
     Accrued Nonrecurring Charges                                       2,294                        2,126
                                                                     --------                      -------
           Total Current Liabilities                                   10,065                       40,648

Obligations Under Capital Leases                                          919                          464
Nonrecurring Charges - Long Term                                          557                          557

Stockholders' Equity:
     Preferred Stock, 1,000,000 shares authorized;
       no shares issued and outstanding
     Common Stock, $.01 par value: authorized,
       20,000,000 shares; issued and outstanding,
       6,465,836 shares on January 31, 1996 and
       6,472,856 shares on October 31, 1996                                65                           65
     Additional Paid-in Capital                                        23,615                       23,630
     Retained Earnings                                                  6,036                       10,142
                                                                    ---------                      -------
                                                                       29,716                       33,837
                                                                    ---------                      -------
                                                                    $  41,257                      $75,506
                                                                    =========                      =======

See Accompanying Notes to Financial Statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                         THREE MONTHS ENDED
                                                                --------------------------------------------
                                                                             OCTOBER 31,
                                                                             -----------
                                                                1995                                   1996
                                                                ----                                   ----
                                                                                (Unaudited)
Net Sales                                                    $   57,695                            $    65,348

Cost of Goods Sold                                               45,458                                 48,999
                                                                 ------                                 ------

       Gross Profit                                              12,237                                 16,349

Selling, General and
   Administrative Expenses                                        5,794                                  6,173
                                                                 ------                                -------

       Operating Profit                                           6,443                                 10,176

Interest and Financing Charges, Net                                 853                                    919
                                                                -------                               --------

       Income Before Taxes                                        5,590                                  9,257

Income Taxes                                                      2,237                                  3,705
                                                                 ------                                -------

       Net Income                                            $    3,353                            $     5,552
                                                                 ======                                =======


Income per common share:

   Primary:
       Net Income per common share                           $      .50                            $       .83
                                                                   ====                                   ====

       Weighted average number of
          shares outstanding                                  6,771,737                              6,680,481
                                                              =========                              =========


   Fully Diluted:
       Net Income per common share                           $      .50                            $      .83
                                                                   ====                                  ====

       Weighted average number of
          shares outstanding                                  6,771,737                             6,680,481
                                                              =========                             =========


See Accompanying Notes to Financial Statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                          NINE MONTHS ENDED
                                                                -------------------------------------------
                                                                              OCTOBER 31,
                                                                              -----------
                                                                1995                                   1996
                                                                ----                                   ----
                                                                                 (Unaudited)
Net Sales                                                    $  103,002                            $   96,620

Cost of Goods Sold                                               80,508                                70,915
                                                                -------                               -------

       Gross Profit                                              22,494                                25,705

Selling, General and
   Administrative Expenses                                       16,590                                17,234
                                                                -------                               -------

       Operating Profit                                           5,904                                 8,471

Interest and Financing Charges, Net                               2,251                                 1,624
                                                               --------                               -------

       Income Before Taxes                                        3,653                                 6,847

Income Taxes                                                      1,617                                 2,741
                                                               --------                               -------
       Net Income                                            $    2,036                            $    4,106
                                                               ========                               =======

Income per common share:

   Primary:
       Net Income per common share                           $      .31                                   .61
                                                                   ====                                   ===

       Weighted average number of
         shares outstanding                                   6,571,398                             6,697,984
                                                              =========                             =========

   Fully Diluted:
       Net Income per common share                           $      .31                                   .61
                                                                   ====                                   ===

       Weighted average number of shares
         shares outstanding                                   6,652,744                             6,697,984
                                                              =========                             =========


See Accompanying Notes to Financial Statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                            NINE MONTHS ENDED
                                                          --------------------
                                                              OCTOBER 31,
                                                              -----------
                                                            1995         1996
                                                            ----         ----
                                                                 (Unaudited)
Cash Flows from Operating Activities:

    Net Income                                            $  2,036     $  4,106
    Adjustments to Reconcile Net Income:
       Depreciation and Amortization                         1,158        1,153

Changes in Operating Assets and Liabilities:

    Accounts Receivable                                    (13,632)     (35,298)
    Inventory                                                5,051       (5,940)
    Federal and Foreign Income Taxes                         3,939        3,178
    Prepaid Expenses                                          (474)        (724)
    Other Assets                                              (457)        (121)
    Accounts Payable and Accrued Expenses                     (704)       7,578
    Accrued Nonrecurring Charge                                            (168)
    Deferred Income Taxes                                    1,461
                                                          --------      --------

Net Cash (Used in) Operating Activities                     (1,622)     (26,236)
                                                          --------     --------

Cash Flows for Investing Activities:
    Capital Expenditures                                      (688)        (314)
    Capital Dispositions                                                    120
                                                          --------     --------

Net Cash (Used in) Investing Activities:                      (688)        (194)
                                                          --------     --------

Cash Flows from Financing Activities:
    Increase in Notes Payable, net                           3,253       20,497
    Payment of Capital Lease Obligations                      (419)        (455)
    Proceeds from exercise of stock options                                  15
                                                          --------     --------

Net Cash Provided by Financing Activities                    2,834       20,057
                                                          --------     --------

Net Increase (Decrease) in Cash                                524       (6,373)

Cash at Beginning of Period                                  1,421        7,617
                                                          --------     --------

Cash at End of Period                                     $  1,945     $  1,244
                                                          ========     ========

Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period for:
         Interest                                         $  2,251     $  1,442
         Income Taxes                                     $    157     $     68


See Accompanying Notes to Financial Statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain reclassifications have been made to conform to the 1996 presentation.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1996.

Note 2 - Inventories

                                                                      January 31,               October 31,
    Inventories consist of:                                              1996                      1996
                                                                         ----                      ----
                                                                                  (in thousands)
    Finished products......................                            $  12,112                  $  16,149
    Work-in-process........................                                   49                        604
    Raw materials..........................                                2,046                      3,394
                                                                         -------                    -------
                                                                       $  14,207                  $  20,147
                                                                          ======                     ======

Note 3 - Net Income Per Common Share

Net Income per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common stock equivalents, when applicable.

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

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1996, the Company had a remaining reserve of approximately $2.9 million related to a cost reduction program. The status of the components of the provision at the end of the period was:

                                                   Balance                    1996                  Balance
                                               January 31, 1996              Activity          October 31, 1996
                                               ----------------              --------          ----------------
                                                                         (in thousands)
Closure of Domestic and
    Foreign  Facilities                          $    2,690                $     (48)             $   2,642
Severance and related costs                             161                     (120)                    41
                                                     ------                     ----                -------
                                                 $    2,851                $    (168)             $   2,683
                                                      =====                     =====                 =====

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the three months ended October 31, 1996 were $65.3 million compared to $57.7 million for the same period last year. For the nine months ended October 31, 1996, net sales were $96.6 million compared to $103.0 million for the same period in the prior year. The increase in net sales during the three month period was primarily due to sales of Kenneth Cole licensed product ($5.0 million), increased volume in the Sports Licensing division ($5.8 million) and Men's division ($6.1 million) offset in part by reduced sales of moderately priced women's outerwear ($9.5 million). The decrease in net sales during the nine month period was primarily due to a reduction in sales of moderately priced women's outerwear offset in part by increases in sales of Kenneth Cole, Sports Licensing and Men's product.

Gross profit was $16.3 million for the three months ended October 31, 1996, compared to $12.2 million in the same period last year. Gross profit as a percentage of net sales was 25.0% for the three months ended October 31, 1996, compared to 21.2% for the same period last year. For the nine month period ended October 31, 1996, gross profit was $25.7 million, or 26.6% of net sales, compared to $22.5 million, or 21.8% of net sales for the same period last year. The increase in the gross profit percentage was a result of improved margins in several product lines and an increase in sales of branded product and sports licensing product which have higher margins.

Selling, general and administrative expenses of $6.2 million for the three months ended October 31, 1996 were approximately $400,000 more than in the same period last year. As a percentage of net sales, selling, general and administrative expenses were 9.4% in this period compared to 10.0% last year. For the nine month period ended October 31, 1996, selling, general and administrative expenses were $17.2 million, or 17.8% of net sales, compared to $16.6 million, or 16.1% of net sales for the same period last year.

Selling, general and administrative expenses increased compared to last year primarily as the result of start-up costs relating to new product development in branded merchandise, which includes licensed product under the Kenneth Cole label, as well as development of new distribution channels which more than offset reductions in selling, general and administrative expenses resulting from the consolidation of the Company's two distribution centers into one location in January 1996 and certain personnel reductions. The Company continues to monitor and seeks to reduce expense levels whenever appropriate.

Interest expense of $919,000 was $66,000 higher in the quarter ended October 31, 1996, compared to $853,000 in the same period last year. For the nine months ended October 31, 1996, interest expense was $1,624,000, a decrease of $627,000 from the prior year. Due to lower inventory levels, the Company was debt-free on its domestic borrowing agreement from December 22, 1995 until May 9, 1996. This resulted in lower interest costs for the nine month period than in the prior year when the Company was continuously in a domestic borrowing position.

Income taxes of $3.7 million reflect an effective tax rate of 40.0% for the three months ended October 31, 1996, compared to income taxes of $2.2 million (effective tax rate of 40.0%) in the comparable period in the prior year. For the nine months ended October 31, 1996, the income tax of $2.7 million reflects an effective tax rate of 40.0%, compared to income taxes of $1.6 million in the same period last year.

As a result of the foregoing, for the three month period ended October 31, 1996, the Company had net income of $5.6 million, or $.83 per share, compared to a net income of $3.4 million, or $.50 per share, for the comparable period in the prior year. For the nine month period ended October 31, 1996, the Company had a net income of $4.1 million, or $.61 per share, compared to a net income of $2.0 million, or $.31 per share, for the same period in the prior year.

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

Direct borrowings bear interest at the agent's prime rate (8.25% as of December 1, 1996) plus 1.75%. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payments of cash dividends. As of October 31, 1996, there was $20.6 million of borrowings outstanding and approximately $9.0 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based on the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of October 31, 1996, the borrowing by the Indonesian subsidiary under its line of credit approximated $2.9 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               G-III APPAREL GROUP, LTD.
                                                      (Registrant)

Date:    December 13, 1996                     By: /s/ Morris Goldfarb
                                                   -------------------------
                                                   Morris Goldfarb
                                                   President and Chief
                                                   Executive Officer


Date:    December 13, 1996                     By: /s/ Alan Feller
                                                   -------------------------
                                                   Alan Feller
                                                   Chief Financial Officer,
                                                   Treasurer, and Secretary