Form 10-K
period 1997-01-31
G III APPAREL GROUP LTD /DE/
filed 1997-04-30
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from_________________to___________________

            Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
                            -------------------------
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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value.
-----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes [X]  No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 31, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $11,536,906.

        The number of outstanding shares of the registrant's Common Stock as of March 31, 1997 was 6,477,656.

        Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 19, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.        BUSINESS


GENERAL

               G-III Apparel Group, Ltd. (the "Company") designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under its "G-III"'tm', "Siena"'tm', "Siena Studio"'tm' and "Colebrook and Co."'tm' labels, under private retail and licensed labels. The Company commenced operations in 1974, initially selling moderately priced women's leather coats and jackets under its G-III label. The Company has continuously expanded its product lines and began selling higher priced, more fashion oriented women's leather apparel under its Siena and "Cayenne"'tm' (now called Siena Studio) labels in 1981 and 1988, respectively. In 1988, the Company introduced a line of men's leather apparel, presently consisting primarily of jackets and coats sold under the G-III label. In 1990, the Company formed a textile division, which designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the J.L. Colebrook label. The Company replaced the Cayenne label with the Siena Studio label for its mid-priced line of women's leather apparel during 1991 and introduced a men's textile apparel line in the fall of 1992.

               The Company believes that the sale of licensed products will help it to expand its business. In 1993, the Company entered into a licensing agreement with NFL Properties to market a line of outerwear apparel with NFL team logos. In 1995, the Company entered into a licensing agreement with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole label. In 1996, the Company entered into an agreement with the National Hockey League to market a line of outerwear apparel with the NHL team logos. In February 1997, the Company formed a joint venture with Black Entertainment Television, Inc.
to produce a BET-branded clothing and accessory line.

               Sales of moderately priced women's leather apparel accounted for approximately 34% of the Company's net sales in the fiscal year ended January 31, 1997, compared to 44% in the fiscal year ended January 31, 1996. The Company sells to approximately 2,300 customers, including nationwide chains of department and specialty retail stores, price clubs and individual specialty boutiques.

               During 1996, the Company continued the implementation of its restructuring program started in 1994 which was intended to strengthen the Company's core product lines, improve long-term profitability and enhance shareholder value. In 1996, the Company consolidated merchandise divisions, reduced inventory, decreased borrowing levels and sub-leased one of its warehouses to a third party, thereby consolidating its warehouse operations into one location and reducing its warehouse and distribution costs.

               In the fiscal year ended January 31, 1997, substantially all the Company's products were manufactured for the Company by foreign independent contractors, located principally in South Korea, China and Indonesia and, to a lesser extent, in India, Philippines and Hong Kong. The Company manufactures certain products at its wholly-owned factory in Indonesia and its partially-owned factory in Northern China.

A select number of garments were also manufactured for the Company by independent contractors located in the New York City area.

               References to the Company include the operations of all the Company's subsidiaries.

PRODUCTS - DEVELOPMENT AND DESIGN

               The Company manufactures and markets a full line of women's leather apparel in "junior," "missy," and "half sizes" and an outerwear line of men's leather apparel at a wide range of retail sales prices. The Company's product offerings also include textile outerwear, woolen coats, raincoats and sportswear.

               The G-III line of women's apparel consists of moderately priced women's leather apparel, which typically sells at retail prices from $30 for sportswear items to $400 for coats. The Siena Collection, which caters to the higher priced, designer market, typically has retail prices from $300 for sportswear items to $1,000 for coats. Siena Studio, the Company's bridge-priced line of women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $600 for outerwear. Products in the men's line of leather outerwear, sold under the G-III label, typically have retail prices between $40 and $400. The moderately priced line of women's textile outerwear and sportswear, sold under the Colebrook & Co. label, has retail prices in the range of $50 to $130. The men's textile apparel line, consisting of moderately priced outerwear, has retail prices ranging from $25 to $175. The moderately priced line of women's coats, sold under the Vision label, has retail prices in the range of $100 to $200.

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

LEATHER APPAREL

        MANUFACTURING

               Substantially all the Company's products are imported from independent manufacturers located primarily in South Korea, Indonesia and China and, to a lesser extent, in India, the Philippines and Hong Kong. The Company manufacturers certain products at its wholly-owned factory in Indonesia and its partially-owned factory in Northern China. A selected number of garments are also manufactured for the Company by independent contractors located in the New York City area.

               The Company has a branch office in Seoul, South Korea, which acts as a liaison between the Company and the various manufacturers located throughout South Korea, Indonesia and China used to produce the Company's leather and woven garments. Upon receipt from the Company's headquarters of production orders stating the number, quality and types of garments needed to be produced, this liaison office negotiates and places orders with one or more South Korean, Indonesian and Chinese manufacturers. In allocating production among independent suppliers, the Company considers a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 1997, the South Korean office employed 15 persons.

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

               As is customary in the leather industry, the Company has not entered into any long-term contractual arrangement with any contractor or manufacturer. In order to provide for more efficient communications and operations with certain of the larger leather apparel manufacturers, in addition to utilizing its South Korean branch office, the Company has historically placed orders for leather apparel with two of its largest manufacturers through an established buying agent located in New York City. The buying agent, under the supervision of Company personnel located in the United States and South Korea, is responsible for procuring sufficient contract production capacity from these manufacturers to meet the forecasted demand for the Company's products. For the fiscal years ended January 31, 1995, 1996 and 1997, approximately 16%, 13% and 11%, respectively, of the Company's products were produced by manufacturers working through the Company's buying agent. The Company believes that the production capacity of foreign manufacturers with which it has developed or is developing a relationship is adequate to meet the Company's leather apparel production requirements for the foreseeable future. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

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

        MARKETING AND DISTRIBUTION

               The  Company's   products  are  sold   primarily  to  department,
specialty and mass merchant retail stores in the United States. The Company sells to approximately 2,300 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from the Company exceed $1,000,000, to small specialty stores whose annual purchases from the Company are less than $1,000. In the fiscal year ended January 31, 1997, the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 12.8% of the Company's net sales. No customer accounted for more than 10% of the Company's net sales in the fiscal years ended January 31, 1995 or 1996.

               Almost all of the Company's sales to date have been made in the United States. The Company has also marketed its products in Canada and Mexico.

               Retail sales of outerwear apparel have traditionally been seasonal in nature. Although the Company sells its apparel products throughout the year, net sales in the months of July through November accounted for approximately 68% and 78% of Company net sales during the fiscal years ended January 31, 1996 and 1997, respectively. The July through November time frame is expected to continue to provide a disproportionate amount of the Company's net sales.

               Along with the Company's foreign offices, the Company's trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to the Company's customers. As of January 31, 1997, Global International Trading Company employed 22 persons.

               The Company's products are sold primarily through a direct employee sales force which consisted of 25 employees as of January 31, 1997. The Company's principal executives are also actively involved in sales of its products. A limited amount of the Company's products are also sold by various retail buying offices located throughout the country. Final authorization of all sales of products is solely through the Company's New York showroom, enabling the Company's management to deal directly with, and be readily accessible to, major customers, as well as to control more effectively the Company's selling operations.

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

               The Company opened its first retail outlet store in Secaucus, New Jersey in December 1990 and opened six additional outlet stores in fiscal 1994 and 1995. The outlet stores were intended to assist the Company in determining sales trends of various styles, colors and skin and fabric types and enable the Company to sell damaged merchandise which could not be resold at regular prices. The Company decided to discontinue operations at certain locations and closed three stores during fiscal 1997. No additional stores are planned to be opened during fiscal 1998. There was no material affect on the financial statements or operations of the Company as a result of implementing these actions.

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

TEXTILE APPAREL

               The Company also produces outerwear from a variety of textiles such as wools, cottons and synthetic blends, suitable for leisure and active wear. The Company designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the Colebrook & Co. label. The Coat Division markets moderately priced women's woolen coats and raincoats, sold under the Vision label. The men's textile apparel line consists of moderately priced outerwear.

               The Company's development and design process as well as its marketing and distribution strategies for textile apparel are similar to those employed for its leather apparel. See "Products-Development and Design" and "Leather Apparel -- Marketing and Distribution" of this Item 1 above. Textile outerwear is manufactured for the Company by several independent contractors located primarily in the Far East and, to a lesser extent, domestically. Manufacturers produce finished garments in accordance with production samples approved by the Company and obtain necessary quota allocations and other requisite customs clearances.

               To facilitate better service for the Company's textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, the Company has an office in Hong Kong. Similar to the Seoul office, the Hong Kong office acts as a liaison between the Company and the various manufacturers of textile and leather apparel located in Hong Kong and China. The Company utilizes its domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with the Company's specifications and timely delivery of finished garments to the Company's distribution facilities or customers. The Hong Kong office employed 12 persons as of January 31, 1997.

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

LICENSING

               The Company believes that the sale of licensed products will help it to expand its business. The Company presently has license agreements with Kenneth Cole Productions, National Football League Properties, National Hockey League Properties Inc., NASCAR and several universities located in the United States. The Company plans to seek other opportunities to enter into trademark license agreements in order to expand its product offerings under nationally recognized labels.

        In February 1997, the Company formed a joint venture with Black Entertainment Television, Inc. to produce a BET-branded clothing and accessory line. BET Holdings Inc. has granted a ten year exclusive license to the joint venture for the manufacture and distribution of women's, men's and children, apparel and accessories utilizing "BET," "Black Entertainment Television" and other BET-related marks. The product line will be targated to the African-American and urban consumer market.

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

TRADEMARKS

               Several trademarks have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Laura Renee, Laura Jeffries, Colebrook Kids, Urban Cowboy, Cayenne, G-III Outerwear Company Store, JLC (& design), JLC Outerwear (& design), J.L.C. (& design), and Last Resort. The Company has applications for several additional registrations pending before the U.S. Patent and Trademark Office.

               The Company has been granted trademark protection for G-III in France, Canada and Mexico and for J.L. Colebrook in Germany, Canada, Mexico, France, Great

Britain and Benelux. The Company also has several additional registrations pending in the European Community and Canada.

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

EMPLOYEES

               As of January 31, 1997, the Company had 239 full-time employees, of whom 73 worked in executive, administrative or clerical capacities, 79 worked in design and manufacturing, 47 worked in warehouse facilities, 25 worked in sales and 15 worked in the retail outlet division. The Company employs both union and non-union personnel and believes that the Company's relations with its employees are good. The Company has not experienced any interruption of any of its operations due to a labor disagreement with its employees.

               The Company is a party to an agreement with the Amalgamated Clothing and Textile Workers Union (the "Union"), covering approximately 39 full-time employees as of January 31, 1997. This agreement, which is currently in effect through October 30, 1999, automatically renews on an annual basis thereafter unless terminated by the Company or the Union prior to August 30 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table sets forth certain information with respect to the executive officers and significant employees of the Company.


                                                                                       Executive
                                                                                       Officer or
                                                                                      Significant
                                                                                        Employee
             Name                  Age                     Position                      Since
             ----                  ---                     --------                      -----
Morris Goldfarb                     46      Chief Executive Officer,                      1974
                                            Director
Aron Goldfarb                       74      Chairman of the Board, Director               1974
Jeanette Nostra-Katz                45      President                                     1981
Alan Feller                         54      Executive Vice President, Chief               1990
                                            Operating Officer, Treasurer
                                            and Secretary, Director
Carl Katz                           56      Executive Vice President of                   1981
                                            Siena, Director
Frances Boller-Krakauer             31      Vice President - Men's Division               1993
                                            of G-III
Deborah Gaertner                    42      Vice President - Women's Sales                1989
                                            of G-III
Keith Sutton Jones                  48      Vice President - Foreign                      1989
                                            Manufacturing of G-III
Michael Laskau                      41      Vice President - Women's Non-                 1994
                                            Branded Division of G-III
Karen Wells                         32      Vice President - Fashion Design               1990
                                            and Imports of G-III



               Morris Goldfarb is the Chief Executive Officer of the Company, as well as one of its directors. Until April, 1997, Mr. Goldfarb also served as President of the Company. He has served as either President or Vice President of G-III Leather Fashions, Inc. ("G-III") since its formation in 1974. Mr. Goldfarb is responsible for the foreign manufacture, marketing, merchandising and financing of the G-III line of apparel. He also has overall responsibility for developing selling programs, customer relations and administration of the Company. Mr. Goldfarb is also a director of Grand Casinos, Inc.

               Aron Goldfarb is Chairman of the Board of the Company, and its founder. Mr. Goldfarb served as either President or Vice President of G-III and as a Vice

President of Siena from their respective formations until 1994 and, since January 1995, has served as a consultant to the Company.

               Jeanette Nostra-Katz became President of the Company in April 1997. She had been the Executive Vice President of the Company since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales for the Women's Branded Division, marketing, public relations, and operations as they relate to sales. Since August 1989, she has served as an Executive Vice President of Siena. Ms. Nostra-Katz has been employed by the Company since 1981 in various capacities.

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

               Frances Boller-Krakauer is Vice President -- Men's Division of G-III and has held the position since February 1993. Prior to February 1993, she held various sales positions in the Men's Division. Ms. Krakauer joined the Company in March 1989.

               Deborah Gaertner is the Vice President -- Women's Non-Branded Sales of G-III. Ms. Gaertner is responsible for sales and marketing of the women's non- branded apparel line. She served previously as Vice President, Imports since June 1989, coordinating production and merchandising.

               Keith Sutton Jones is the Vice President -- Foreign Manufacturing of G-III and has been employed in such capacity since January 1989. His responsibilities include coordinating and controlling all aspects of the Company's Far Eastern sourcing and production.

               Michael Laskau is a Vice President -- Women's Non-Branded Division of G-III and has been employed in such capacity since July 1994. His responsibilities include coordinating the production and merchandising of the Company's textile apparel. For the 18 years prior to joining the Company, Mr. Laskau was in charge of production and sourcing at Junior Gallery, an importer of apparel.

               Karen Wells is the Vice President -- Fashion Design and Imports [of G-III] and has been employed in such capacity since March 1992. Her responsibilities include the sourcing of factories, coordination of production and merchandising and design supervision for the Women's Division. Ms. Wells also manages the Company's private label and special order programs. For the four years prior to March 1992, Ms. Wells was the Fashion Designer of women's apparel for G-III.

               Aron   Goldfarb   and  Morris   Goldfarb   are  father  and  son,
respectively. Carl Katz and Jeanette Nostra Katz are married to each other.

ITEM 2.        PROPERTIES

               The Company's executive offices and office support departments are located in a five story 32,000 square foot building at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb, the Company's President and Chairman of the Board, respectively, for which the Company pays rent monthly, plus real estate taxes. For the fiscal years ended January 31, 1996 and 1997, the total payments for the premises were approximately $327,000 and $325,000, respectively.

               The Company's sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. The Company leases an aggregate of approximately 31,800 square feet in this building through January 31, 2003 at a current aggregate annual rental of approximately $486,000.

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

               In March 1996, the Company subleased its other warehouse and distribution facility in Secaucus, New Jersey to an unaffiliated third party and consolidated all of its warehouse and distribution operations at one location. The sublease is co-extensive with the lease term, which extends through March 2000, although the sub-lessee has the right to terminate the sub-lease at any time on six months notice. The sub-lease, provides for the sub-lessee to pay rent of approximately $700,000 per year to the Company and for the Company to pay all operating costs of the facility except for utilities and internal maintenance. The Company's annual rent obligation to the lessor of this facility increases from approximately $750,000 to $937,000 during the term of the sub-lease.

               The Company leases three retail outlet stores in addition to the store at its distribution facility. These leases terminate between August 1998 and March 2000 and generally require payment of either fixed rent plus a percentage of sales above a pre-determined level or rent based solely on a percentage of sales. Aggregate rental expense for the three retail outlet stores during the fiscal year ended January 31, 1997 was approximately $153,000.

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


Fiscal 1996                                        High Prices               Low Prices
-----------                                        -----------               ----------
Fiscal Quarter ended April 30, 1995                      $2 15/16               $1 11/32
Fiscal Quarter ended July 31, 1995                        2 9/16                 1 1/4
Fiscal Quarter ended October 31, 1995                     4 5/8                  1 5/8
Fiscal Quarter ended January 31, 1996                     3 7/8                  2 1/4

Fiscal 1997
-----------
Fiscal Quarter ended April 30, 1996                      $3 3/4                 $2 1/4
Fiscal Quarter ended July 31 ,1996                        3 11/16                2 5/16
Fiscal Quarter ended October 31, 1996                     3 1/8                  2 1/4
Fiscal Quarter ended January 31, 1997                     4                      2 5/8

Fiscal 1998
-----------
Fiscal Quarter ended April 30, 1997                      $5 1/4                 $3 7/16
(through March 31, 1997)


               The last sales price of the Common Stock as reported by the Nasdaq National Market on March 31, 1997 was $3.875 per share.

               On March 31, 1997, there were 86 holders of record and, the Company believes, approximately 1,465 beneficial owners of the Common Stock.

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

ITEM 6.        SELECTED CONSOLIDATED AND COMBINED FINANCIAL DATA

               In January 1993, the Company and each of its subsidiaries changed their fiscal year-end from July 31 to January 31. The selected consolidated and combined financial data set forth below for the year ended July 31, 1992, for the six-month transition period ended January 31, 1993 and the years ended January 31, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated and combined financial statements of the Company. The audited financial statements for the years ended July 31, 1992, the six months ended January 31, 1993 and the year ended January 31, 1994 are not included in this filing.

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

                        (In thousands, except share and per share data)


                                                   Six       Twelve
                                                 Months      Months
                                                  Ended       Ended
                                               January 31, January 31,               Year Ended January 31,
                                               ----------- -----------  ------------------------------------------------
                                       1992       1993        1993        1994          1995            1996       1997
                                     --------  ----------- ---------- -------------  -----------    -----------  -------
INCOME STATEMENT DATA:
Net Sales...........................  $175,478    $116,208    $195,731     $208,877     $171,441    $121,663    $117,645
Cost of goods sold..................   153,014      98,283     167,660      181,270      146,484      97,769      89,166
                                      --------    --------    --------     --------     --------     -------     -------
Gross profit........................    22,464      17,925      28,071       27,607       24,957      23,894      28,479
Selling, general &
  administrative expenses...........    15,555      10,794      18,853       22,869       25,823      21,769      22,433
Unusual or non-
  recurring charges.................     --          --          --           --          11,320       --          --
                                     ---------   ---------   ---------    ---------     --------   ---------    --------

Operating profit (loss).............     6,909       7,131       9,218        4,738      (12,186)      2,125       6,046
Interest expense....................     1,305       1,019       1,879        2,339        3,959       2,433       2,075
                                       -------     -------     -------      -------      -------      ------      ------
Income before
  income taxes (loss)...............     5,604       6,112       7,339        2,399      (16,145)       (308)      3,971
Income taxes (benefit)..............     2,283       2,619       3,081        1,064       (4,087)         89         885
                                       -------     -------     -------      -------     --------      ------      ------
Net income (loss)
  before minority interest..........     3,321       3,493       4,258        1,335      (12,058)       (397)      3,086
Minority interest...................      --          --          --           --            324         --          --
                                      --------    --------    --------     --------     --------     -------    --------
Net income (loss)...................  $  3,321    $  3,493    $  4,258     $  1,335    $ (11,734)    $  (397)   $  3,086
                                      ========    ========    ========     ========    =========     =======    ========
Primary:
  Net income (loss)
   per common share(2)..............     $0.51       $0.53       $0.65        $0.20       $(1.82)     $(0.06)      $0.46
                                     =========   =========   =========    =========   ==========     =======       =====
Weighted average
  shares outstanding(2)............. 6,511,565   5,574,450   6,514,750    6,600,692    6,459,381   6,459,975   6,745,939
Fully Diluted:
  Net income (loss)
   per common share(2)..............     $0.51       $0.53       $0.65        $0.20       $(1.82)     $(0.06)      $0.45
                                     =========   =========   =========    =========   ==========     =======       =====
Weighted average
  shares outstanding(2)............. 6,511,565   6,662,067   6,529,750    6,600,692    6,459,381   6,459,975   6,849,740


                                                            As of January 31,
                                                 ---------------------------------------
                               1992      1993      1994       1995     1996       1997
                              ------- ---------- --------- ---------- ---------  -------
BALANCE SHEET DATA:
Working capital............... $31,882  $35,055   $31,494     $22,602  $22,224   $24,497
Total assets..................  88,837   57,522    67,571      54,572   41,257    44,555
Short-term debt...............  43,874   10,078    13,179      13,480    3,551     3,835
Long-term debt,
  excluding current portion...   1,073      988       794       1,479      919       554
Total stockholders' equity....  36,972   40,465    41,835      30,101   29,716    32,825



(1) Effective January 31, 1993, the Company and its subsidiaries adopted a January 31 fiscal year-end.

(2) Net income per common share for the six and twelve months ended January 31, 1993, and for the year ended July 31, 1992, has been calculated based on a weighted average number of outstanding common shares and common stock equivalents, and gives effect to a 5% stock dividend paid in February 1993.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on form 10-K.

        The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Report.

               References to fiscal years refer to the year ended January 31 of that year.

RESULTS OF OPERATIONS

               The following table sets forth selected operating data of the Company as a percentage of net sales for the periods indicated below:



                                                            1995     1996       1997
                                                          ------    ------    -------
Net sales...............................................    100.0%   100.0%     100.0%

Cost of goods sold......................................     85.4     80.4       75.8
                                                           ------   ------    -------

Gross profit............................................     14.6     19.6       24.2

Selling, general and administrative expenses............     15.1     17.9       19.1

Unusual or nonrecurring charges.........................      6.6      --         --
                                                           ------   ------    -------

Operating profit (loss).................................     (7.1)     1.7        5.1

Interest expense........................................      2.3      2.0        1.8
                                                           ------   ------    -------

Income (loss) before income taxes.......................     (9.4)    (0.3)       3.3

Income taxes (benefit)..................................     (2.4)     0.0        0.7

Minority interest.......................................       .2      --         --
                                                           ------   ------    -------

Net income (loss).......................................     (6.8)    (0.3)       2.6
                                                           ------   ------    -------
                                                           ------   ------    -------


        General

               The Company's improved operating results during fiscal 1997 are attributable to its strategic initiatives which have been implemented over the past several years. While sales volume was slightly lower in fiscal 1997 compared to the prior year, gross profit as a percentage of net sales improved as a result of the increase in sales of branded product. Margin improvements were also realized in several of the Company's traditional product lines through more aggressive pricing and more effective sourcing of product.

               During fiscal 1996 and fiscal 1997, the Company continued programs, begun in fiscal 1995, to control its expense levels. The Company also carried lower levels of inventory in fiscal 1996 which not only reduced the risks of being required to take markdowns on excess inventory, but also reduced bank borrowings and related interest expense. The Company continued to carry lower inventory levels and reduce its interest expense in fiscal 1997. The ability to operate with lower inventory levels enabled the Company to sublet one of its distribution facilities in March 1996, which reduced warehouse and distribution expenses.


YEAR ENDED JANUARY 31, 1997 ("FISCAL 1997") COMPARED
TO YEAR ENDED JANUARY 31, 1996 ("FISCAL 1996")

               Net sales were $117.6 million in fiscal 1997 compared to $121.7 million in fiscal 1996. An increase of approximately $20.5 million in the net sales of the Company's branded product was more than offset by a decrease of approximately $24.0 million in net sales of the Company's traditional leather and woven product lines.

               Gross profit was $28.5 million in fiscal 1997 compared to $23.9 million in fiscal 1996. As a percentage of net sales, gross profit was 24.2% in fiscal 1997 compared to 19.6% in fiscal 1996. The increase in the gross profit percentage was the result of increased sales of branded product, which generates higher gross margins, as well as an improvement in the gross margin for several of the Company's traditional product lines.

               Selling,  general and administrative  expenses were $22.4 million in fiscal 1997 compared to $21.8 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 19.1% in fiscal 1997 compared to 17.9% in fiscal 1996. The increase in selling, general and administrative expenses is primarily attributable to costs incurred in connection with the start-up of new divisions ($829,000), an increase in compensation expense ($400,000), higher professional fees, primarily consultants assisting the Company with strategic planning ($360,000) and higher overseas travel costs ($279,000). These increases were offset in part by lower bad debt expenses due to lower receivable write-offs and recoveries on certain receivables previously written off ($700,000) and reduced distribution facility costs as a result of subleasing one of the Company's distribution facilities in March 1996 ($582,000).

               Interest expenses was $2.1 million in fiscal 1997 compared to $2.4 million in fiscal 1996. This decrease is attributable to lower bank debt balances as the result of lower inventory levels maintained during fiscal 1997.

               As a result of the foregoing, the Company realized income before income taxes of $4.0 million in fiscal 1997 compared to a loss before income taxes of $308,000 in fiscal 1996.

               Income taxes for fiscal 1997 were $885,000 compared to income taxes of $89,000 in fiscal 1996 due to foreign income taxes and the resolution of a Federal tax examination. The Company's effective tax rate for fiscal 1997 was 22.3% as a result of tax benefits in the amount of $1,017,000 attributable to the utilization of state net operating loss carryforwards and deferred tax benefits. The Company expects that such tax benefits will be significantly lower in fiscal 1998.

               The Company had net income of $3.1 million, or $0.46 per share on a primary basis, in fiscal 1997 compared to a net loss of $397,000, or $.06 per share, in fiscal 1996.


YEAR ENDED JANUARY 31, 1996 COMPARED
TO YEAR ENDED JANUARY 31, 1995 ("FISCAL 1995")

               Net sales were $121.7 million in fiscal 1996 compared to $171.4 million in fiscal 1995. Approximately $31.3 million of the decrease in net sales in fiscal 1996 was due to the continued weakness in the retail business environment, primarily lower sales of leather outerwear (a decrease of $16.2 million) and non-leather outerwear (a decrease of $10.1 million). The balance of the decrease (approximately $18.4 million) was the result of the Company recognizing only commission income with respect to customer letter of credit transactions, where the Company's customer provided a letter of credit which was transferred by the Company directly to the overseas manufacturer or where the Company's customer provided a letter of credit directly to the overseas manufacturer. Prior to the middle of fiscal 1995, the customer usually provided a letter of credit to the Company and the Company opened a letter of credit to the manufacturer. Accounting rules require the Company to recognize only commission income with respect to transactions where the Company does not open a letter of credit. If the Company had recognized the full amount of sales from customer letter of credit transactions in fiscal 1995 and 1996, net sales would have been $163.6 million in fiscal 1996 compared to $195.0 million in fiscal 1995.

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

               Selling, general and administrative expenses of $21.8 million in fiscal 1996 were approximately $4.0 million lower than the $25.8 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses were 17.9% in fiscal 1996 compared to 15.1% in fiscal 1995. This increase as a percentage of net sales was attributable to the lower reported net sales in fiscal 1996. The decrease in selling, general and administrative expenses was the result of the implementation of a cost reduction program which began in the second half of fiscal 1995. This program resulted in reduced expenses from the implementation of a salary reduction for mid- level and senior executives and a reduction in the number of employees ($1.6 million), consolidating the operations of certain divisions ($783,000), lower advertising and other marketing expenditures ($675,000) and lower shipping costs related to lower warehouse volume ($535,000). The Company will continue to monitor its levels of selling, general and administrative expenses and expects certain increases in these expenses in fiscal 1997 primarily related to the increased offering of licensed product.

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

LIQUIDITY AND CAPITAL RESOURCES

               The Company has a loan agreement, which expires May 31, 1997, providing the Company with a collateralized working capital line of credit with three banks for a maximum amount of $48 million through October 30, 1996), (reduced to $40 million after October 30, 1996, of which a maximum of $40 million (reduced to $32 million after October 30, 1996) is available for direct borrowing and bankers' acceptances and the unused balance for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances specified in the agreement. Direct borrowings under the line of credit bear interest at the agent bank's prime rate (8.5% as of April 15, 1997) plus 1.75%. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The Company is in discussions with its banks to extend the loan agreement to May 31, 1999 under terms similar to the existing loan agreement. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under the Company's loan agreement was approximately $63.0 million, $46.7 million and $44.9 million during fiscal 1995, 1996 and 1997, respectively. As of January 31, 1997, there were no outstanding direct borrowings, no bankers'acceptances and $4.8 million of contingent liability under open letters of credit, as compared to no outstanding direct borrowings, no bankers' acceptances and $4.1 million of contingent liability under open letters of credit as of January 31, 1996. The Company carried lower levels of inventory in fiscal 1997 and fiscal 1996 compared to fiscal 1995 and, as a result, its borrowing requirements were lower in these years.

               In recognition of the highly seasonal nature of the Company's business, the Company's loan agreement provides for certain loan overadvances in excess of the borrowing base formulas. As a result of the Company's outstanding borrowings exceeding the permitted overadvance levels, during fiscal 1995 and 1996, the Company's two principal stockholders jointly and severally guaranteed up to $2.5 million of the Company's line of credit obligations. In addition, one of the principal stockholders has pledged 250,000 shares of Common Stock as additional security for the loan agreement. It is expected that the provisions of the extended loan agreement will not require either the personal guaranty or the pledge of stock by the principal stockholders.


               The Company's wholly owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's domestic credit facility. As of January 31, 1997, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.5 million.

               Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were approximately $902,000 and $507,000 for fiscal 1996 and 1997, respectively. Capital expenditures were used primarily for additional computer upgrades, leasehold improvements and furniture, fixtures and equipment in fiscal 1996 and 1997.

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

FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statment of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

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

ITEM 9.        CHANGES  IN  AND  DISAGREEMENTS    WITH  ACCOUNTANTS  ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information contained under the heading "Proposal No. 1-Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 19, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

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

               3.1       Certificate of Incorporation.(1)

               3.2       By-Laws of G-III Apparel Group, Ltd. (the "Company").(1)

               10.1      Employment   Agreement,   dated   February   1,   1994,   between
                         the Company and Morris Goldfarb.(5)

               10.2      Agreement,   dated   December  19,  1994,   between  the  Company
                         and Aron Goldfarb.(6)

               10.3      Third   Amended   and   Restated   Loan   Agreement,   dated  May
                         31,  1996,  by  and  among  G-III  Leather  Fashions,  Inc.  ("G-
                         III"),  the banks  signatories  thereto (the "Banks"),  and Fleet
                         Bank,   N.A.,   as  Agent,   Collateral   Monitoring   Agent  and
                         Issuing Bank for such Banks.(7)

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

               10.9      Lease,   dated  June  1,  1993,   between  512   Seventh   Avenue
                         Associates ("512") and the Company.(5)


               10.10     Lease,   dated   January   31,   1994,   between   512   and  the
                         Company.(6)

               10.11     G-III   Apparel   Group,   Ltd.   1989  Stock  Option  Plan,   as
                         amended.(5)

               10.12     G-III   Apparel   Group,   Ltd.   Stock   Option  Plan  for  Non-
                         Employee Directors.(3)

               10.13     Limited    Liability    Company    Agreement    of   BET   STUDIO
                         LLC,  dated  April 11,  1997,  between  G-III  Leather  Fashions,
                         Inc. and Black Entertainment Television, Inc.

               22        Subsidiaries of the Company.(5)

               23        Consent of Grant Thornton LLP, dated April 14, 1997.

               27        Financial Data Schedule Article 5.

        (b)    Reports on Form 8-K:

               None.

------------------

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

(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996, which exhibit is incorporated herein by reference.

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

                                            G-III APPAREL GROUP, LTD.



                                            By /s/ Morris Goldfarb
                                              ----------------------------------
                                                    (Morris Goldfarb),
                                               Chief Executive Officer)

April 30, 1997

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


           Signature                                 Title                             Date
           ---------                                 -----                             ----

/s/ Morris Goldfarb               Director, Chief Executive Officer             April 30, 1997
---------------------------       (principal executive officer)
   (Morris Goldfarb)


/s/ Alan Feller                   Director, Executive Vice President            April 30, 1997
---------------------------       and Chief Operating Officer
   (Alan Feller)                  (principal financial and accounting
                                  officer)


/s/ Aron Goldfarb                 Director and Chairman of the Board            April 30, 1997
---------------------------
   (Aron Goldfarb)


/s/ Lyle Berman                   Director                                      April 30, 1997
---------------------------
   (Lyle Berman)


---------------------------       Director                                      April   , 1997
   (Thomas J. Brosig)


/s/ Willem van Bokhorst           Director                                      April 30, 1997
---------------------------
  (Willem van Bokhorst)


/s/ Sigmund Weiss                 Director                                      April 30, 1997
---------------------------
   (Sigmund Weiss)


/s/ George J. Winchell            Director                                      April 30, 1997
---------------------------
   (George J. Winchell)


/s/ Carl Katz                     Director                                      April 30, 1997
---------------------------
   (Carl Katz)



                            G-III APPAREL GROUP, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))



Report of Independent Certified Public Accountants                                           F-2

Financial Statements:

               Consolidated Balance Sheets -
               January 31, 1996 and 1997                                                     F-3

               Consolidated Statements of Income -
               Years ended January 31, 1995, 1996 and 1997                                   F-5

               Consolidated Statement of Stockholders' Equity -
               Years ended January 31, 1995, 1996 and 1997                                   F-6

               Consolidated Statements of Cash Flows -
               Years ended January 31, 1995, 1996 and 1997                                   F-7

               Notes to Consolidated Financial Statements                                    F-9



Financial Statement Schedules:

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

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for each of the three years in the period ended January 31, 1997, In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
April 14, 1997

                   G-III Apparel Group, Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)

                                                                          1996                 1997
                                                                        --------             ------
                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $  7,617              $13,067
   Accounts receivable                                                    11,764                9,870
   Allowance for doubtful accounts and
     sales discounts                                                      (2,769)              (2,694)
   Inventories                                                            14,207               13,986
   Prepaid income taxes                                                      502
   Prepaid expenses and other current assets                                 968                  969
                                                                         -------              -------

         Total current assets                                             32,289               35,198



PROPERTY, PLANT AND EQUIPMENT, NET                                         6,324                5,030



DEFERRED INCOME TAXES                                                      1,717                3,351



OTHER ASSETS                                                                 927                  976
                                                                         -------              -------
                                                                         $41,257              $44,555
                                                                         =======              =======

The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)

              LIABILITIES AND STOCKHOLDERS' EQUITY                        1996                1997
                                                                        --------             ------

CURRENT LIABILITIES
   Notes payable                                                        $  2,980             $  3,459
   Current maturities of obligations under capital
      leases                                                                 571                  376
   Income taxes payable                                                                           447
   Accounts payable                                                        2,469                2,169
   Accrued expenses                                                        1,751                2,101
   Accrued nonrecurring charges                                            2,294                2,149
                                                                         -------              -------

         Total current liabilities                                        10,065               10,701

OBLIGATIONS UNDER CAPITAL LEASE                                              919                  554

NONRECURRING CHARGES - LONG-TERM                                             557                  475

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

   Preferred stock, 1,000,000 shares authorized;
      no shares issued and outstanding in all periods

   Common stock - $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 6,465,836 and 6,477,156 shares on January 31, 1996
      and 1997, respectively                                                  65                   65
   Additional paid-in capital                                             23,615               23,638
   Retained earnings                                                       6,036                9,122
                                                                         -------              -------
                                                                          29,716               32,825
                                                                         -------              -------
                                                                         $41,257              $44,555
                                                                         =======              =======

The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    Year ended January 31,
                                                            ----------------------------------------
                                                              1995            1996            1997
                                                            --------        --------        --------
Net sales                                                   $171,441        $121,663        $117,645
Cost of goods sold                                           146,484          97,769          89,166
                                                            --------        --------        --------
    Gross profit                                              24,957          23,894          28,479
Selling, general and administrative expenses                  25,823          21,769          22,433
Nonrecurring or unusual charges                               11,320
                                                            --------        --------        --------
    Operating profit (loss)                                  (12,186)          2,125           6,046
Interest and financing charges, net                            3,959           2,433           2,075
                                                            --------        --------        --------
    Income (loss) before income taxes and
      minority interest                                      (16,145)           (308)          3,971
Income taxes (benefit)                                        (4,087)             89             885
                                                            --------        --------        --------
    Net income (loss) before minority interest               (12,058)           (397)          3,086
Minority interest                                                324
                                                            --------        --------        --------
    NET INCOME (LOSS)                                       $(11,734)       $   (397)       $  3,086
                                                            ========        ========        ========
Earnings (loss) per common share
  Primary
    Net income (loss) per common share                        $(1.82)          $(.06)           $.46
                                                              ======           =====            ====
    Weighted average number of shares outstanding              6,459           6,460           6,746
                                                            ========        ========        ========
  Fully diluted
    Net income (loss) per common share                        $(1.82)          $(.06)           $.45
                                                              ======           =====            ====
    Weighted average number of shares outstanding              6,459           6,460           6,850
                                                            ========        ========        ========


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended January 31, 1995, 1996 and 1997
                                 (in thousands)

                                                       Additional
                                         Common          paid-in          Retained
                                          stock          capital          earnings           Total
                                         ------        ----------         --------           -----
Balance as of January 31, 1994              65            23,603            18,167          41,835
Net loss for the year                                                      (11,734)        (11,734)
                                           ---           -------         ---------        --------
Balance as of January 31, 1995              65            23,603             6,433          30,101
Employee stock options
   exercised                                                  12                                12
Net loss for the year                                                         (397)           (397)
                                           ---           -------         ---------        --------
Balance as of January 31, 1996              65            23,615             6,036          29,716
Employee stock options
   exercised                                                  23                                23
Net income for the year                                                      3,086           3,086
                                           ---           -------         ---------        --------
BALANCE AS OF JANUARY 31, 1997             $65           $23,638         $   9,122        $ 32,825
                                           ===           =======         =========        ========


The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year ended January 31,
                                                            ---------------------------------------
                                                              1995            1996            1997
                                                            --------         -------        -------
Cash flows from operating activities
   Net income (loss)                                        $(11,734)        $  (397)       $ 3,086
                                                            --------         -------        -------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating
     activities
       Nonrecurring or unusual charges                         8,720
       Depreciation and amortization                           1,231           1,576          1,534
       Deferred income tax benefit                              (214)                        (1,634)
       Loss on disposition of fixed assets                                                      179
       Changes in operating assets and liabilities
         Accounts receivable                                   1,831           4,419          1,819
         Inventories                                           9,264          11,325            221
         Prepaid income taxes                                 (3,980)          3,702            502
         Prepaid expenses and other current
           assets                                                954            (502)            (1)
         Other assets                                            178             (48)           (49)
         Accounts payable and accrued
            expenses                                          (5,323)         (2,441)          (177)
         Income taxes payable                                                                   447
                                                            --------         -------        -------
                                                              12,661          18,031          2,841
                                                            --------         -------        -------
        Net cash provided by operating
          activities                                             927          17,634          5,927
                                                            --------         -------        -------
Cash flows from investing activities
   Capital expenditures                                       (1,158)           (902)          (507)
   Capital dispositions                                           81              17             88
   Investment in foreign subsidiaries                           (249)            (76)
                                                            --------         -------        -------
        Net cash used in investing activities                 (1,326)           (961)          (419)
                                                            --------       ---------       --------

                   G-III Apparel Group, Ltd. and Subsidiaries

                                 (in thousands)

                                                                    Year ended January 31,
                                                              --------------------------------------
                                                               1995           1996            1997
                                                              ------        --------         -------
Cash flows from financing activities
   Increase (decrease) in notes payable, net                  $  (93)       $ (9,927)        $   479
   Payments for capital lease obligations                       (468)           (562)           (560)
   Proceeds from capital lease obligation                      1,548
   Proceeds from exercise of stock options                                        12              23
                                                              ------        --------         -------
      Net cash provided by (used in) financing
         activities                                              987         (10,477)            (58)
                                                              ------        --------         -------
      NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                        588           6,196           5,450
Cash and cash equivalents at beginning of period                 833           1,421           7,617
                                                              ------        --------         -------
Cash and cash equivalents at end of period                    $1,421        $  7,617         $13,067
                                                              ======        ========         =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for
      Interest                                                $3,037        $  2,293         $ 2,047
      Income taxes                                                57             227           1,836


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 1995, 1996 and 1997

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

        The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

    3.  Joint Venture

        In fiscal 1995, the Company entered into a joint venture agreement with a Chinese entity principally to operate a factory located in the People's Republic of China. The Company invested $542,000 to obtain a 39% interest in the joint venture company. The joint venture company has an initial term of twenty years and proposes to distribute profits, if any, annually. The Company accounts for joint venture operations, which are not material, using the equity method of accounting.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE A (CONTINUED)

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

        The following are the estimated live of the Company's fixed assets:

           Machinery and equipment                        5 to 7 years
           Transportation equipment                       5 years
           Furniture and fixtures                         5 years
           Computer equipment                             3 to 5 years
           Building                                       20 years

        Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

        The Company annually evaluates the carrying value of its long-lived assets to evaluate whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

    7.  Income Taxes

        Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE A (CONTINUED)

    8.  Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    9.  Net Income (Loss) Per Common Share

        Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common stock equivalents, when applicable.

  10.   Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognizes no compensation expense for the stock option grants.

  11.   Fair Value of Financial Instruments

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

  12.   Foreign Currency Translation

        The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE B - NONRECURRING OR UNUSUAL CHARGES

    During the fourth quarter of fiscal year 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate an Asian factory, to reduce costs and to streamline and consolidate operations. Lost revenues from these closings are not considered significant. In addition, due to the unseasonably warm fall and winter in the United States, the Company recorded significant write-downs of its inventory. These activities resulted in nonrecurring or unusual charges of $11.3 million, of which $5.6 million was recorded in the fourth quarter of 1995. The Company has not anticipated any recoveries through the sale or liquidation of its Asian factory. Such recoveries could reduce the accrued charges in the future; however, the Company cannot be assured that any such recoveries will occur. Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

    The status of the components of the nonrecurring charge was:

                                                        Balance at         Current         BALANCE AT
                                                        January 31,        period          JANUARY 31,
                                                           1996           activity            1997
                                                       ------------     ------------      --------
                                                       ---------------------(000's)-------------------
        Severance and related costs                       $  161            $(161)
        Closure of domestic and foreign facilities         2,690              (66)           $2,624
                                                          ------            -----            ------
                                                          $2,851            $(227)           $2,624
                                                          ======            =====            ======


NOTE C - INVENTORIES

    Inventories consist of:

                                                                                January 31,
                                                                         --------------------------
                                                                          1996              1997
                                                                         -------           --------
                                                                         ----------(000's)---------
       Finished goods                                                    $12,112           $10,382
       Work-in-process                                                        49                27
       Raw materials                                                       2,046             3,577
                                                                         -------           -------
                                                                         $14,207           $13,986
                                                                         =======           =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE D - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost consist of:

                                                                                January 31,
                                                                        -------------------------
                                                                         1996               1997
                                                                        -------           -------
                                                                        ----------(000's)--------
       Machinery and equipment                                          $ 1,259           $ 1,178
       Leasehold improvements                                             3,110             2,844
       Transportation equipment                                             252               187
       Furniture and fixtures                                             1,293             1,325
       Computer equipment                                                 2,135             2,936
       Land and building                                                  1,821             1,803

       Property under capital leases (Note F)
          Land                                                               55                55
          Building                                                          185               185
          Computer equipment                                                465
          Machinery and equipment                                           404               295
          Leasehold improvement                                           1,791             1,833
                                                                        -------           -------
                                                                         12,770            12,641

       Less accumulated depreciation and amortization
          (including $809,000 and $1,079,000 on property
          under capital leases at January 31, 1996 and
          1997, respectively)                                             6,446             7,611
                                                                        -------           -------

                                                                        $ 6,324           $ 5,030
                                                                        =======           =======


NOTE E - NOTES PAYABLE

    Notes payable represent foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. These notes payable represent borrowings under a line of credit of approximately $3.5 million with an Indonesian bank. This is supported by a $2 million stand-by letter of credit issued under the Company's domestic line of credit. Due to the history of operating losses experienced by PT Balihides and the Company's evaluation of the economic benefits to continue to operate this facility, the Company has provided for the standby letter of credit as part of its accrued nonrecurring charges (Note B).

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE E (CONTINUED)

    The Company has a domestic loan agreement with three banks which expires on May 31, 1997. The agreement provides for $48,000,000 in borrowings through October 30, 1996, and $40,000,000 through May 31, 1997, of which $32,000,000 is available for direct borrowings and the unused balance for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

    All borrowings under the agreement are payable on demand and bear interest at the prevailing prime rate (8.5% at April 14, 1997), plus 1.75%, and are collateralized by the assets of the Company. The principal stockholders of the Company have issued a personal guarantee for a portion of the borrowings. In addition, the President of the Company has pledged 250,000 of his shares of the Company's common stock as collateral. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

    The Company is currently in discussions with its banks to extend its existing loan agreement through May 31, 1999 under terms similar to the existing agreement.

    The weighted average interest rates were 10.36% and 10.03% as of January 31, 1996 and 1997, respectively.

    At January 31, 1996 and 1997, the Company was contingently liable under letters of credit in the amount of approximately $4,100,000 and $4,800,000, respectively.

NOTE F - CAPITAL LEASE OBLIGATIONS

    In September 1986, the New York City Industrial Development Agency ("Agency") issued $1,442,000 of floating rate Industrial Development Revenue Bonds to a commercial bank for the purpose of acquiring and renovating real property located at 345 West 37th Street in New York. The bonds bear interest at 92% of the bank's prime rate, which was of 8.25% at January 31, 1997 plus 1.48% per annum. Simultaneously, the Agency leased the property to 345 West 37th Corp. ("345 West"), a company under the management and control of two principal stockholders, for 15 years. 345 West, in turn, subleased the property to G-III Leather Fashions, Inc. ("G-III"), a subsidiary of

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE F (CONTINUED)

    the Company, on the same terms. Concurrent with the execution of the lease and sublease agreements, 345 West and G-III entered into lease guarantee agreements whereby they jointly and severally guaranteed the payments and obligations under the lease and the payment of principal and interest on the bonds. In addition, the two principal stockholders of the Company have personally guaranteed the debt. The accompanying financial statements reflect the above lease between G-III and 345 West as a capitalized lease (Note K).

    In fiscal 1995, the Company entered into several agreements for the sale and leaseback of the renovations of its showroom and warehouse and the computer system installed for the retail stores. The assets were sold for $1,548,000 (the book value of the assets). The sales and leaseback transactions have been accounted for as a capital lease, wherein the property remains on the books and will continue to be depreciated. A financing obligation representing the proceeds has been recorded. The Company has the option to purchase these assets at the end of the leases.

    In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 1997:

                                                                   (000's)
         Year ending January 31,
            1998                                                   $  438
            1999                                                      272
            2000                                                      168
            2001                                                      104
            2002 and thereafter                                        75
                                                                   ------
         Net minimum lease payments                                 1,057
         Less amount representing interest                            127
                                                                   ------
         Present values of minimum lease payments                  $  930
                                                                   ======
         Current portion                                           $  376
         Noncurrent portion                                           554
                                                                   ------
                                                                   $  930
                                                                   ======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE G - INCOME TAXES

    Income taxes are provided for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    The income tax provision (benefit) is comprised of the following:

                                                                Year ended January 31,
                                                     -------------------------------------------
                                                        1995               1996            1997
                                                     ---------            ------         -------
                                                     --------------------(000's)----------------
        Current
           Federal                                    $ (3,940)           $(271)         $ 2,370
           State and city                                   18              164               73
           Foreign                                          49              196               76
                                                      --------            -----          -------
                                                        (3,873)              89            2,519
        Deferred                                          (214)             -             (1,634)
                                                     ---------            -----          -------
                                                      $ (4,087)           $  89          $   885
                                                      ========            =====          =======
        Earnings (loss) before
           income taxes
             United States                            $(15,701)           $(775)         $ 4,912
             Non-United States                            (444)             467             (941)

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE G (CONTINUED)

    The significant components of the Company's deferred tax asset at January 31, 1996 and 1997 are summarized as follows:

                                                                             1996              1997
                                                                           -------            ------
                                                                           ----------(000's)--------
        Provision for bad debts and sales allowances                       $   626            $1,076
        Depreciation                                                           837             1,099
        Inventory write-downs                                                  319               271
        Nonrecurring charges                                                 1,005             1,083
        Straight-line lease                                                    247               223
        Other                                                                  (17)              (13)
                                                                           -------            ------
                                                                             3,107             3,739
        Deferred tax asset valuation allowance                              (1,300)             (388)
                                                                           -------            ------
                                                                           $ 1,717            $3,351
                                                                           =======            ======

    During the year ended January 31, 1997, the valuation allowance decreased by approximately $912,000. Due to changes in economic circumstances, the Company has assessed its past earnings history and trends and has evaluated its anticipated profitability over the period of years in which the temporary differences are expected to become tax deductions. Management has reduced the allowance to an amount at which it believes sufficient taxable income will be generated to realize the net deferred tax assets. The Company has state and local net operating loss carryforwards of $6,400,000, which will be available to offset its earnings during the carryforward period. If not used, these carryforwards begin to expire in 2010.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1995, 1996 and 1997

NOTE G (CONTINUED)

    The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                    Year ended              Year ended                YEAR ENDED
                                                                 January 31, 1995        January 31, 1996           JANUARY 31, 1997
                                                               --------------------   ---------------------       ------------------
                                                                          Percent                   Percent                 PERCENT
                                                                            of                        of                      OF
                                                             Amount       income      Amount        income      AMOUNT      INCOME
                                                             -------      -------     ------        -------     ------      -------
                                                             (000's)                  (000's)                   (000'S)
       Provision (benefit) for Federal income
         taxes at the statutory rate                        $(5,489)      (34.0)%      $(105)       (34.0)%     $1,350        34.0%
       State and city income taxes, net of
         Federal income tax benefit                              11         0.1           98         31.8           48         1.2
       Effect of foreign taxable income (loss)                  200         1.2           37         12.0          397        10.0
       Valuation allowance for deferred taxes                 1,390         8.6          (90)       (29.2)        (912)      (22.9)
       Effect of tax examination                                                         154         50.0
       Other, net                                              (199)       (1.2)          (5)        (1.7)           2
                                                            -------       -----        -----        -----       ------        ----
       Actual provision (benefit) for income
         taxes                                              $(4,087)      (25.3)%     $   89         28.9%     $   885        22.3%
                                                            =======       =====        =====        =====       ======        ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company currently leases warehousing, executive and sales facilities, and transportation equipment. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 1997 are:

                                                           (000's)
         Year ending January 31,
            1998                                           $2,143
            1999                                            2,022
            2000                                            1,520
            2001                                              570
            2002                                              478
            2003 and thereafter                               478
                                                           ------
                                                           $7,211
                                                           ======

    Rent expense (net of sublease income) on the above operating leases (including amounts leased from 345 West - Note K) for the years ended January 31, 1995, 1996 and 1997 was approximately $2,604,000, $2,060,000 and
    $2,173,000, respectively.

    In April 1988, 345 West received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at a variable rate (8.25% at January 31, 1997). The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $732,000 and $654,000 as of the years ended January 31, 1996 and 1997, respectively. In conjunction with the Company's intention to close this domestic facility (described in Note B), the Company has reflected $605,000 and $541,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 1996 and 1997, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE H (CONTINUED)

    The Company has an employment agreement with its chief executive officer which expires on January 31, 1998. The agreement shall automatically be renewed for successive one-year terms, unless either party shall give the other not less than 90 days' prior written notice of intent not to renew. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess $2 million. If, after a change in control of the Company, as defined in the agreement, the chief executive officer's employment is terminated: (i) by the Company without cause, or
    (ii) by him because of a material breach of the agreement by the Company, then the chief executive officer has the right to receive an amount equal to
    2.99 times his base salary and bonus. The agreement also provides for supplemental pension payments of $50,000 per year provided that the Company achieves net income, as defined, in excess of $1,500,000.

    Subsequent to year end, the Company formed a joint venture with Black Entertainment Television, Inc. ("BET") to produce a BET branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1,000,000.
    In addition the agreement provides for the Company and BET each to make an additional capital contribution up to $1,000,000 as determined by the Company. The Company will have a 50.1% ownership interest in the joint venture.

NOTE I - COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

    Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements, prohibit the payment of cash dividends without consent.

    Stock Options

    The Company's stock plans authorize the granting of 1,130,000 options to executives and key employees and 31,500 options to directors of the Company. Stock options are granted at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE I (CONTINUED)

    During the 1995 fiscal year, in connection with the chief executive officer's employment agreement, the Company granted options to purchase 100,000 shares of common stock at $4.00 per share exercisable over a ten-year period. The options vest over a five-year period beginning February 1, 1995. In December 1994, the Company repriced the outstanding options to $2.00 per share, the current market value at the date of repricing.

    In addition, during the 1995 fiscal year, the Company granted 50,000 options to its principal stockholders in consideration for certain agreements made by the principal stockholders with the Company's banks. At the time of issuance, the options were exercisable at a higher price than the current market price. Half of the options are exercisable at $5.50 per share; the balance of the options are exercisable at $6.50 per share. In December 1994, the Company repriced the outstanding options to $2.00 per share, the current market value at the date of repricing.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased by approximately $19,000 and the net loss per share would remain unchanged for the year ended January 31, 1996. Net income and earnings per share for the year ended January 31, 1997 would have been decreased by approximately $262,000 or $.04 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE I (CONTINUED)

    The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.93 and $1.55 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively:

                                                  1996              1997
                                                -------           ------
        Expected stock price volatility          76.1%             70.92%
        Expected lives of options
           Directors and officers                 7 years           7 years
           Employees                              6 years           6 years
        Risk-free interest rate                   6.6%              5.6%
        Expected dividend yield                   0%                0%

    Information regarding these option plans for 1995, 1996 and 1997 is as follows:

                                             1995                    1996                    1997
                                      --------------------    --------------------    ---------------------
                                                  Weighted                Weighted                 WEIGHTED
                                                   average                 average                  AVERAGE
                                                  exercise                exercise                 EXERCISE
                                       Shares       price      Shares       price      SHARES        PRICE
                                      --------     -------    --------      -----     --------      -------
         Options outstanding at
           beginning of year           626,745      $2.00     810,125        $2.00    888,320        $2.05
         Exercised                                             (6,455)        2.00     (7,020)        2.00
         Granted                       262,675       2.00     100,000         2.53    137,000         2.64
         Cancelled or forfeited        (79,295)      2.00     (15,350)        2.00    (28,835)        2.00
                                      --------               --------                 -------
         Options outstanding at
           end of year                 810,125       2.00     888,320         2.05    989,465         2.15
                                       =======                =======                 =======
         Exercisable                   294,815       2.00     452,785         2.00    735,252         2.14
                                       =======                =======                 =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE I (CONTINUED)

    The following table summarizes information about stock options outstanding:

                                                 Weighted                      Number
                                Number out-       average      Weighted      exercisable     Weighted
                               standing as of    remaining      average        as of          average
            Range of            January 31,     contractual    exercise      January 31,     exercise
         exercise prices           1997            life          price          1997           price
         ---------------       -----------      ---------     ---------      ----------      -------
         $1.625 to
           $2.875                989,465         6.5             $2.15          735,252       $2.14


NOTE J - MAJOR VENDORS AND CUSTOMERS

    For the years ended January 31, 1995, 1996 and 1997, the Company purchased 16%, 13% and 11%, respectively, of total purchases through one buying agent. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

    For the year ended January 31, 1997, one customer accounted for 12.8% of the Company's net sales. For the years ended January 31, 1995 and 1996, no customer accounted for more than 10% of the Company's net sales. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

NOTE K - RELATED PARTY TRANSACTIONS

    During the years ended January 31, 1995, 1996 and 1997, G-III leased space from 345 West (Notes F and H). Operating expenses paid by G-III to
    345 West during the years ended January 31, 1995, 1996 and 1997, amounted to approximately $181,000, $173,000 and $182,000, respectively.

    An executive and an outside director of the Company own approximately a 20% and 3% equity interest respectively, on a fully diluted basis in Wilson the Leather Experts Inc. ("Wilsons"), a customer of the Company of which both are directors. During the year ended January 31, 1997, Wilsons accounted for approximately $6,741,000 of the Company's net sales. Accounts receivable from Wilsons at January 31, 1997 were approximately $775,000.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE L - PENSION PLANS

    The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $113,000, $108,000 and $120,000 for the years ended
    January 31, 1995, 1996 and 1997, respectively.

    G-III contributed approximately $67,000, $39,000 and $37,000 for the years ended January 31, 1995, 1996 and 1997, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's new assets is not available from the plan's administrator.

NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 1996 and 1997 are as follows:

                                                                       Quarter ended
                                                  ------------------------------------------------------
                                                   April 30,      July 31,      October 31,  January 31,
                                                     1995           1995           1995         1996
                                                  ----------     ---------     -----------   -----------

      January 31, 1996
        Net sales                                  $ 9,275        $36,032       $57,695       $18,661
        Gross margin                                   663          9,594        12,237         1,400
        Net income (loss)                           (3,035)         1,719         3,353        (2,434)
        Net income (loss) per common share
          Primary
            Net income (loss) per share             $(0.47)         $0.27         $0.50         $(.38)
          Fully diluted
            Net income (loss) per share             $(0.47)         $0.27         $0.50         $(.38)

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1995, 1996 and 1997

NOTE M (CONTINUED)

                                                                       QUARTER ENDED
                                                   -----------------------------------------------------
                                                   APRIL 30,      JULY 31,      OCTOBER 31,  JANUARY 31,
                                                     1996           1996           1996         1997
                                                   ---------      --------      ----------   -----------
      JANUARY 31, 1997
        NET SALES                                   $5,063        $26,209       $65,348       $21,025
        GROSS MARGIN                                   152          9,204        16,349         2,774
        NET INCOME (LOSS)                           (3,440)         1,994         5,552        (1,020)

        NET INCOME (LOSS) PER COMMON SHARE
          PRIMARY
            NET INCOME (LOSS) PER SHARE             $(0.53)         $0.30         $0.83        $(0.16)
          FULLY DILUTED
            NET INCOME (LOSS) PER SHARE             $(0.53)         $0.30         $0.83        $(0.16)

    In the fourth quarter of 1997, the Company recorded a deferred tax benefit and tax benefits attributable to the utilization of state net operating loss carryforwards in the amount of $812,000. Other fluctuations are primarily the result of the seasonality of the Company's business.

NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED
               ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                            Column B                 Column C                   Column D         Column E
           --------                           ---------                 --------                  ---------        ---------
                                                                        Additions
                                                               ---------------------------
                                                                   (1)               (2)
                                              Balance at       Charged to          Charged                         Balance at
                                               beginning        costs and         to other        Deductions         end of
          Description                          of period        expenses          accounts            (a)            period
          -----------                         ----------       ----------         --------        ----------       ----------
Year ended January 31, 1995
   Deducted from asset accounts
      Allowance for doubtful accounts          $1,364          $   676                              $1,255          $  785
      Allowance for sales discounts               820            3,105                               2,855           1,070
                                               ------          -------                              ------          ------
                                               $2,184           $3,781                              $4,110          $1,855
                                               ======          =======                              ======          ======
Year ended January 31, 1996
   Deducted from asset accounts
      Allowance for doubtful accounts          $  785           $1,644                              $  717          $1,712
      Allowance for sales discounts             1,070            2,556                               2,569           1,057
                                               ------          -------                              ------          ------
                                               $1,855           $4,200                              $3,286          $2,769
                                               ======          =======                              ======          ======
YEAR ENDED JANUARY 31, 1997
   DEDUCTED FROM ASSET ACCOUNTS
      ALLOWANCE FOR DOUBTFUL ACCOUNTS          $1,712          $   216                              $   34          $1,894
      ALLOWANCE FOR SALES DISCOUNTS             1,057            2,222                               2,479             800
                                               ------          -------                              ------          ------
                                               $2,769           $2,438                              $2,513          $2,694
                                               ======          =======                              ======          ======


(a)  Accounts written off as uncollectible, net of recoveries.


                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as ................................'tm'
The section symbol shall be expressed as ..................................'SS'