Form 10-Q
period 1997-04-30
G III APPAREL GROUP LTD /DE/
filed 1997-06-16
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended            April 30, 1997
                              --------------------------------------

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                              to
                               ----------------------------    -----------------

Commission File Number                     0-18183
                      ----------------------------------------------------------


                            G-III APPAREL GROUP, LTD.
           (Exact of name of registrant as specified in its character)


            Delaware                                     41-1590959
---------------------------------           -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  345 West 37th Street, New York, New York                  10018
--------------------------------------------------------------------------------
   (Address of Principal Executive Office)               (Zip Code)


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

Yes     XX            No
    ----------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1997.

Common Stock, $.01 par value per share:      6,479,021      shares.
                                       ---------------------

Part I                FINANCIAL INFORMATION                      Page No.

   Item 1.            Financial Statements *

             Consolidated Balance Sheets -
                   January 31, 1997 and April 30, 1997...............3

             Consolidated Statements of Operations -
                   For the Three Months Ended
                   April 30, 1996 and 1997...........................4

             Consolidated Statements of Cash Flows -
                   For the Three Months Ended
                   April 30, 1996 and 1997...........................5

             Notes to Financial Statements...........................6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................................7-8


Part II    OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

           1. Fourth Amended and Restated Loan Agreement, dated May 31, 1997, by and among G-III Leather Fashions, Inc., the Banks signatory thereto and Fleet Bank, N.A. as Agent, Collateral Monitoring Agent and Issuing Bank for such Banks.

           2.   By laws as amended on April 17, 1997.

* The Balance Sheet at January 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)



                                                          JANUARY 31,                APRIL 30,
                                                             1997                      1997
                                                             ----                      ----
ASSETS                                                                              (unaudited)
------
Current Assets:
    Cash and Cash Equivalents                             $  13,067                $   5,703
    Accounts Receivable - Net                                 7,176                    3,028
    Inventories                                              13,986                   19,026
    Prepaid and Refundable Income Taxes                                                2,238
    Prepaid Expenses and Other Current Assets                   969                    1,718
                                                           --------                 --------
         Total Current Assets                                35,198                   31,713

Property and Equipment at Cost - Net                          5,030                    4,850
Deferred Income Taxes                                         3,351                    3,351
Other Assets                                                    976                    1,022
                                                           --------                 --------
                                                          $  44,555                $  40,936
                                                           ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Notes Payable                                         $   3,459                $   3,477
    Current Maturities of Obligations Under
      Capital Leases                                            376                      369
    Federal and Foreign Income Taxes Payable                    447                       99
    Accounts Payable                                          2,169                    1,915
    Accrued Expenses                                          2,101                    2,483
    Accrued Nonrecurring Charges                              2,149                    2,133
                                                            -------                  -------
         Total Current Liabilities                           10,701                   10,476

Obligations Under Capital Leases                                554                      407
Nonrecurring Charges -  Long Term                               557                      475


Stockholders' Equity:

    Preferred stock, 1,000,000 shares authorized;
      no shares issued and outstanding in all periods
    Common Stock, $.01 par value: authorized
      20,000,000 shares; issued and outstanding,
      6,477,156 and 6,477,656 shares on January 31, 1997
      and April 30, 1997, respectively                           65                        65
    Additional Paid-in Capital                               23,638                    23,639
    Retained Earnings                                         9,122                     5,874
                                                            -------                  --------
                                                             32,825                    29,578
                                                            -------                  --------
                                                          $  44,555                $   40,936
                                                            =======                  ========


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                          THREE MONTHS ENDED
                                                                 APRIL 30,
                                              ----------------------------------------
                                                     1996                     1997
                                                     ----                     ----
                                                                (Unaudited)

Net Sales                                         $  5,063                 $  6,531

Cost of Goods Sold                                   4,911                    6,069
                                                   -------                  -------

      Gross Profit                                     152                      462


Selling, General and
  Administrative Expenses                            5,660                    5,814
                                                   -------                  -------

      Operating Loss                                (5,508)                  (5,352)

Interest and Financing Charges, Net                    212                       60
                                                   -------                  -------

      Loss Before Taxes                             (5,720)                  (5,412)

Income Taxes (Benefit)                              (2,280)                  (2,164)
                                                   -------                  -------

      Net Loss                                    $ (3,440)                $ (3,248)
                                                   =======                  =======


LOSS PER COMMON SHARE:

  Primary and Fully Diluted;
      Net Loss per common share                   $   (.53)                $  (.50)
                                                  ========                 ========

  Weighted average number of
     shares outstanding                          6,465,836                6,477,443
                                                 =========                =========







See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                  THREE MONTHS ENDED
                                                                        APRIL 30,
                                                          --------------------------------
                                                            1996               1997
                                                            ----               ----
                                                                 (Unaudited)

Cash Flows from Operating Activities:
   Net Loss                                             $ (3,440)           $ (3,248)
   Adjustment to Reconcile Net Loss:
      Depreciation and Amortization                          364                 296

Changes in Operating Assets and Liabilities:

   Accounts Receivable                                    (3,838)              4,148
   Inventory                                              (3,989)             (5,040)
   Federal and Foreign Income Taxes                       (2,405)             (2,586)
   Prepaid Expenses                                         (197)               (749)
   Other Assets                                              (95)                (46)
   Accounts Payable and Accrued Expenses                   1,269                 128
   Accrued Nonrecurring Charge                               (56)                (16)

Net Cash (Used in) Operating Activities                   (7,299)             (7,113)
                                                         --------            --------

Cash Flows for Investing Activities:
   Capital Expenditures                                      (93)               (118)
   Capital Dispositions                                       53                   2
                                                        --------            --------
Net Cash (Used in) Investing Activities                      (40)               (116)
                                                        --------            --------

Cash Flows from Financing Activities:

   Increase in Notes Payable, Net                            404                  18
   Proceeds from Exercise of Stock Options                                         1
   Payment of Capital Lease Obligations                     (148)               (154)
                                                        --------            --------

Net Cash Provided by (used for) Financing Activities         256                (135)
                                                        --------            --------

Net (Decrease) in Cash                                    (4,495)             (7,364)

Cash at Beginning of Period                                7,617              13,067
                                                        --------            --------

Cash at End of Period                                   $  3,122            $  5,703
                                                        ========            ========

Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
        Interest                                        $    109            $     94
        Income Taxes                                    $      1            $    440



See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results of the three month period ended April 30, 1997 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1997.

Note 2 - Inventories

                                                      (in thousands)
                                            January 31,            April 30,
   Inventories consist of:                     1997                  1997
                                               ----                  ----

         Finished products...............    $ 10,382               $ 11,440
         Work-in-process.................          27                    452
         Raw materials...................       3,577                  7,134
                                             ---------              --------
                                             $ 13,986               $ 19,026
                                             =========              ========



Note 3 - Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common share equivalents, when applicable.

Note 4 - Notes Payable

The Company's loan agreement has been extended for two years, with the extended term expiring on May 31, 1999. The agreement provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowings of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1997, the Company had a remaining reserve of approximately $2.6 million related to a cost reduction program. The status of the components of the provision at the end of the period was:

                                                      (in thousands)
                                        Balance            1997           Balance
                                    January 31, 1997     Activity      April 30, 1997
                                    ----------------     --------      --------------

   Closure of domestic
     and foreign facilities              $2,624            $(16)           $2,608
                                         ======            =====           ======



Note 6 -  Future Effects of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Quarterly Report on form 10-Q.

Results of Operations

The three month period ending on April 30 is traditionally the quarter with the lowest net sales by the Company during its fiscal year. Net sales for the three months ended April 30, 1997 were $6.5 million compared to $5.1 million for the same period last year. The increase in net sales during the quarter was primarily due to higher sales in the Mens and Kenneth Cole divisions.

Gross profit was $462,000 for the three months ended April 30, 1997, compared to $152,000 in the same period last year. Gross profit as a percentage of net sales was 7.1% for the three months ended April 30, 1997, compared to 3.0% for the same period last year. The increase in the gross profit percentage was achieved primarily in the mens and licensed product lines.

Selling, general and administrative expenses were $5.8 million for the three months ended April 30, 1997 compared to $5.7 million in the prior year.

For the three months ended April 30, 1997, interest and financing charges, net were $60,000, a decrease of $152,000 from the same period of the prior year. This decrease is primarily attributable to interest income earned on higher levels of cash equivalents as compared to last year.

Income tax benefit of $2.2 million reflects an effective tax rate of 40% for the three months ended April 30, 1997, compared to an income tax benefit of $2.3 million which reflected the same effective tax rate in the comparable period of the prior year.

As a result of the foregoing, for the three month period ended April 30, 1997, the Company had a net loss of $3.2 million, or $.50 per share, compared to a net loss of $3.4 million, or $.53 per share, for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's loan agreement has been extended for two years, with the extended term expiring on May 31, 1999. The agreement provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowings of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.5% as of June 1, 1997) or LIBOR plus 250 basis points at the election of the Company. All borrowing are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of April 30, 1997, there were no direct borrowing outstanding and approximately $17.2 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of April 30, 1997, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.5 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       G-III APPAREL GROUP, LTD.
                                              (Registrant)




Date:   June 16, 1997                  By: /s/ Morris Goldfarb
                                           __________________________________
                                           Morris Goldfarb
                                           Chief Executive Officer




Date:   June 16, 1997                  By: /s/ Alan Feller
                                           __________________________________
                                           Alan Feller
                                           Chief Financial Officer,
                                           Treasurer, and Secretary



                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as................................'SS'