Form 10-Q
period 1997-07-31
G III APPAREL GROUP LTD /DE/
filed 1997-09-15
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended     July 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number               0-18183


                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

        Delaware                                           41-1590959
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  345 West 37th Street, New York, New York                    10018
  (Address of Principal Executive Office)                   Zip Code)

                                 (212) 629-8830
              (Registrant's telephone number, including area code)


_____________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XX     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1997.

Common Stock, $.01 par value per share:  6,485,781 shares.


Part I        FINANCIAL INFORMATION                                                              Page No.

    Item 1.   Financial Statements *

                Consolidated Balance Sheets -
                        January 31, 1997 and July 31, 1997 ...........................................3

                Consolidated Statements of Operations -
                        For the Three Months Ended
                        July 31, 1996 and 1997........................................................4

                Consolidated Statements of Operations -
                        For the Six Months Ended
                        July 31, 1996 and 1997........................................................5

                Consolidated Statements of Cash Flows -
                        For the Six Months Ended
                        July 31, 1996 and 1997........................................................6

                Notes to Financial Statements.......................................................7-8

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.........................................................................9-10

Part II       OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Stockholders......................................11

    Item 6.     Exhibits and Reports on Form 8-K

                (a) 1997 Stock Option Plan

* The Balance Sheet at January 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.







                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)



                                                                  JANUARY 31,                    JULY 31,
ASSETS                                                               1997                          1997
------                                                               ----                          ----
                                                                                                (unaudited)
Current Assets:
     Cash and Cash Equivalents                                $        13,067             $            926
     Accounts Receivable - Net                                          7,176                       23,163
     Inventories - Net                                                 13,986                       29,620
     Prepaid and Refundable Income Taxes                                                               607
     Prepaid Expenses and Other Current Assets                            969                        1,266
                                                                     --------                      -------
           Total Current Assets                                        35,198                       55,582

Property, Plant and Equipment - Net                                     5,030                        3,118
Deferred Income Taxes                                                   3,351                        3,351
Other Assets                                                              976                        1,043
                                                                     --------                      -------
                                                              $        44,555             $         63,094
                                                                     ========                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

     Notes Payable                                            $         3,459             $         22,014
     Current Maturities of Obligations
        Under Capital Leases                                              376                          247
     Federal and Foreign Income Taxes Payable                             447                          103
     Accounts Payable                                                   2,169                        4,711
     Accrued Expenses                                                   2,101                        2,551
     Accrued Nonrecurring Charges                                       2,149                          514
                                                                      -------                     --------
           Total Current Liabilities                                   10,701                       30,140

Obligations Under Capital Leases                                          554                          435
Nonrecurring Charges - Long Term                                          475                          475


Stockholders' Equity:

     Preferred Stock, 1,000,000 shares authorized;
       no shares issued and outstanding in all periods

     Common Stock, $.01 par value: authorized,
       20,000,000 shares; issued and outstanding,
       6,477,156 shares and 6,485,781 share on
       January 31, 1997 and July 31, 1997, respectively                    65                           65
     Additional Paid-in Capital                                        23,638                       23,661
     Retained Earnings                                                  9,122                        8,318
                                                                      -------                      -------
                                                                       32,825                       32,044
                                                                      -------                      -------
                                                              $        44,555             $         63,094
                                                                      =======                      =======

See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                       THREE MONTHS ENDED JULY 31,
                                                      ----------------------------------------------------------
                                                                1996                                   1997
                                                                ----                                   ----
                                                                                (Unaudited)

Net Sales                                            $           26,209                      $          33,109

Cost of Goods Sold                                               17,005                                 22,743
                                                             ----------                              ---------

       Gross Profit                                               9,204                                 10,366

Selling, General and

   Administrative Expenses                                        5,401                                  5,897
                                                             ----------                              ---------

       Operating Profit                                           3,803                                  4,469

Interest and Financing Charges, Net                                 493                                    506
                                                             ----------                              ---------

       Income Before Minority Interest and Taxes                  3,310                                  3,963

Minority Interest                                                                                          113
                                                             ----------                              ---------

       Income Before Taxes                                        3,310                                  4,076

Income Taxes                                                      1,316                                  1,632
                                                             ----------                              ---------

       Net Income                                    $            1,994                      $           2,444
                                                             ==========                              =========


INCOME PER COMMON SHARE:

Primary and Fully Diluted;

   Net Income per common share                       $              .30                       $            .35
                                                             ==========                              =========

   Weighted average number of

      shares outstanding                                      6,739,098                              7,075,394
                                                             ==========                              =========


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                           SIX MONTHS ENDED JULY 31,
                                                        -------------------------------------------------------
                                                                1996                                   1997
                                                                ----                                   ----
                                                                                 (Unaudited)

Net Sales                                            $            31,272                      $         39,640

Cost of Goods Sold                                                21,916                                28,812
                                                                --------                               -------

       Gross Profit                                                9,356                                10,828

Selling, General and

   Administrative Expenses                                        11,061                                11,711
                                                                --------                               -------

       Operating Loss                                             (1,705)                                 (883)

Interest and Financing Charges, Net                                  705                                   566
                                                               ---------                             ---------

       Income Before Minority Interest and Taxes                  (2,410)                               (1,449)

Minority Interest                                                                                          113
                                                               ----------                            ---------
       Loss Before Taxes                                          (2,410)                               (1,336)

Income Tax Benefit                                                  (964)                                 (532)
                                                               ---------                             ---------

       Net Loss                                      $            (1,446)                    $            (804)
                                                               =========                             =========



LOSS PER COMMON SHARE:

Primary and Fully Diluted;

   Net Loss per common share                         $              (.22)                    $            (.12)
                                                               =========                             =========

   Weighted average number of

      shares outstanding                                       6,466,471                             6,479,121
                                                               =========                             =========


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                          SIX MONTHS ENDED JULY 31,
                                                                 ---------------------------------------------
                                                                         1996                       1997

                                                                                   (Unaudited)
Cash Flows from Operating Activities:

    Net Loss                                                 $          (1,446)          $             (804)
    Adjustments to Reconcile Net Loss:
       Depreciation and Amortization                                       752                          618

Changes in Operating Assets and Liabilities:

    Accounts Receivable                                                (17,870)                     (15,987)
    Inventory                                                          (19,275)                     (15,634)
    Federal and Foreign Income Taxes                                      (765)                        (951)
    Prepaid Expenses                                                      (726)                        (297)
    Other Assets                                                           (68)                         (67)
    Accounts Payable and Accrued Expenses                               12,169                        2,992
    Accrued Nonrecurring Charge                                           (112)                         (33)
                                                                    ----------                   ----------
                                                                       (26,647)                     (29,977)
                                                                    ----------                   ----------

Net Cash Used in Operating Activities                                  (27,341)                     (30,163)
                                                                    ----------                   ----------

Cash Flows for Investing Activities:

    Capital Expenditures                                                  (245)                        (311)
    Capital Dispositions                                                    87                            3
                                                                    ----------                   ----------

Net Cash Used in Investing Activities:                                    (158)                        (308)
                                                                    ----------                   ----------

Cash Flows from Financing Activities:

    Increase in Notes Payable, net                                      20,810                       18,555
    Payment of Capital Lease Obligations                                  (300)                        (248)
    Proceeds from Exercise of Stock Options                                  3                           23
                                                                    ----------                   ----------

Net Cash Provided by Financing Activities                               20,513                       18,330
                                                                    ----------                   ----------

Net Decrease in Cash                                                    (6,986)                     (12,141)

Cash at Beginning of Period                                              7,617                       13,067
                                                                    ----------                   ----------

Cash at End of Period                                        $             631           $              926
                                                                    ==========                   ==========

Supplemental Disclosures of Cash Flow Information
    Cash Paid During the Period for:

         Interest                                            $             534           $              415
         Income Taxes                                        $              68           $              442


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three and six month periods ended July 31, 1997 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

During the quarter ended July 31, 1997, a newly formed subsidiary, BET Design Studio, LLC commenced operations. The Company owns 50.1% of the subsidiary, and accordingly consolidates its results from its startup date in May 1997.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1997.

Note 2 - Inventories

                                                                      January 31,                 July 31,
    Inventories consist of:                                              1997                      1997
                                                                         ----                      ----
                                                                                  (in thousands)
         Finished products.................                      $        10,382            $        23,202
         Work-in-process...................                                   27                        636
         Raw materials.....................                                3,577                      5,782
                                                                         -------                    -------
                                                                 $        13,986            $        29,620
                                                                         =======                    =======


Note 3 - Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common stock equivalents, when applicable.

Note 4 - Notes Payable

The Company has a two year loan agreement with three banks which expires on May 31, 1999. The agreement provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowings of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1997, the Company had a remaining reserve of approximately $2.6 million related to closure of a domestic factory and an Asian factory. The domestic factory was closed during the fiscal year ended January 31, 1995. During the quarter ended July 31, 1997, the Company applied approximately $1.6 million of the reserve as a reduction of Property, Plant and Equipment, since the Company cannot assume that there will be any recoveries in connection with a disposition of the Asian factory. The Asian factory had net sales of $1.2 million and $1.3 million, and a net loss of $559,000 and $413,000 for the six-month periods ended July 31, 1996 and 1997, respectively. The status of the provision at the end of the period was:

                                                   Balance                    1997                  Balance
                                               January 31, 1997              Activity            July 31, 1997
                                               ----------------              --------            -------------
                                                                         (in thousands)
Closure of domestic
    and foreign facilities                       $      2,624             $    (1,635)             $     989
                                                        =====                  ======                    ===




Note 6 -  Future Effects of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Had this new standard been effective during the quarter ended July 31, 1997, basic income per share would have been $.38 for the three months ended July 31, 1997 and basic loss per share would have been $.12 for the six months ended July 31, 1997. Diluted income per share would have been $.35 for the three months ended July 31, 1997 and diluted loss per share would have been $.12 for the six months ended July 31, 1997.

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

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1997 were $33.1 million compared to $26.2 million for the same period last year. For the six months ended July 31, 1997, net sales were $39.6 million compared to $31.3 million for the same period in the prior year. The revenue increase during the three and six month periods is attributable to the men's and moderately-priced women's lines, as well as continued growth in the Kenneth Cole and sports licensing product lines.

Gross profit was $10.4 million for the three months ended July 31, 1997, compared to $9.2 million in the same period last year. Gross profit as a percentage of net sales was 31.3% for the three months ended July 31, 1997, compared to 35.1% for the same period last year. For the six month period ended July 31, 1997, gross profit was $10.8 million, or 27.3% of net sales, compared to $9.4 million, or 29.9% of net sales for the same period last year. The decrease in the gross profit percentage resulted primarily from a higher volume of activity in certain letter of credit transactions where the Company acts as agent for the retailer and charges a commission for services rendered.

Selling, general and administrative expenses of $5.9 million for the three months ended July 31, 1997 were approximately $500,000 higher than in the same period last year. As a percentage of net sales, selling, general and administrative expenses were 17.8% in this period compared to 20.6% last year. For the six month period ended July 31, 1997, selling, general and administrative expenses were $11.7 million, or 29.5% of net sales, compared to $11.1 million, or 35.4% of net sales for the same period last year. The decrease as a percentage of net sales was the result of spreading such expenses over a higher sales base. The increase in selling, general and administrative expenses for the three and six month periods ended July 31, 1997 was primarily attributable to salary increases, increased advertising costs resulting from the requirements of certain license agreements, and start-up expenses in BET Design Studio, LLC.

Interest expense of $506,000 was $13,000 higher in the quarter ended July 31, 1997, compared to $493,000 in the same period last year. For the six months ended July 31, 1997, interest expense was $566,000, a decrease of $139,000 from the prior year. Lower interest rates under the Company's amended bank facility, partially offset by an increase in the average outstanding balance during the quarter ended July 31, 1997, were the primary cause of lower interest expense.

Income taxes of $1.6 million reflect an effective tax rate of 40.0% for the three months ended July 31, 1997, compared to income taxes of $1.3 million (effective tax rate of 40.0%) in the comparable period in the prior year. For the six months ended July 31, 1997, the income tax benefit of $532,000 reflects an effective tax rate of 40.0%, compared to an income tax benefit of $964,000 or 40.0% in the same period last year.

As a result of the foregoing, for the three month period ended July 31, 1997 the Company had net income of $2.4 million, or $.35 per share, compared to a net income of $2.0 million, or $.30 per share, for the comparable period in the prior year. For the six month period ended July 31, 1997, the Company had a net loss of $804,000, or $.12 per share, compared to a net loss of $1.4 million, or $.22 per share, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, the Company's loan agreement was extended for two years, with the extended term expiring on May 31, 1999. The agreement provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowings of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.5% as of September 1, 1997) or LIBOR plus 250 basis points at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of July 31, 1997, there were $18.8 million in direct borrowings and approximately $19.5 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of July 31, 1997, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.2 million.

Item 4.    Submission of Matters to a Vote of Stockholders

           (a) The Company's Annual Meeting of Stockholders was held on June 19, 1997 (the "Annual Meeting").

           (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

               (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

            NOMINEE                      VOTES FOR              WITHHELD AUTHORITY TO VOTE
Morris Goldfarb                          6,262,685                         4,313
Aron Goldfarb                            6,263,685                         3,313
Lyle Berman                              6,263,685                         3,313
Thomas J. Brosig                         5,900,805                       366,193
Alan Feller                              6,263,685                         3,313
Carl Katz                                6,263,685                         3,313
Willem van Bokhorst                      5,900,805                       366,193
Sigmund Weiss                            5,900,805                       366,193
George J. Winchell                       5,900,805                       366,193

               (ii) The adoption of the 1997 Stock Option Plan. The Company's stockholders voted as follows:

                            FOR:                                4,356,248
                            AGAINST:                              570,062
                            ABSTENTIONS:                           12,335
                            BROKER NON-VOTES:                   1,328,353

               (iii)The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending January 31, 1998. The Company's stockholders voted as follows:

                            FOR:                                6,259,744
                            AGAINST:                                1,044
                            ABSTENTIONS:                            6,210
                            BROKER NON-VOTES:                           0


Item 6.    Exhibits and Reports on Form 8-K

           (a)  1997 Stock Option Plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    G-III APPAREL GROUP, LTD.

                                    (Registrant)

Date:    September 12, 1997         By: /s/ MORRIS GOLDFARB
                                        ------------------------------------
                                        Morris Goldfarb
                                        President and Chief
                                        Executive Officer


Date:    September 12, 1997         By: /s/ ALAN FELLER
                                        ------------------------------------
                                        Alan Feller
                                        Chief Financial Officer,
                                        Treasurer, and Secretary