Form 10-Q
period 1997-10-31
G III APPAREL GROUP LTD /DE/
filed 1997-12-12
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                 October 31, 1997
                               -------------------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------
Commission File Number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                              41-1590959
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

         345 West 37th Street, New York, New York                    10018
      -------------------------------------------------------------------------
          (Address of Principal Executive Office)                  (Zip Code)

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

Yes     XX        No
    ----------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1997.

Common Stock, $.01 par value per share: 6,489,946 shares.

Part I     FINANCIAL INFORMATION                                       Page No.
   Item 1. Financial Statements *

           Consolidated Balance Sheets -
                 January 31, 1997 and October 31, 1997.....................    3

           Consolidated Statements of Operations -
                 For the Three Months Ended
                 October 31, 1996 and 1997..................................   4

           Consolidated Statements of Operations -
                 For the Nine Months Ended
                 October 31, 1996 and 1997..................................   5

           Consolidated Statements of Cash Flows -
                 For the Nine Months Ended
                 October 31, 1996 and 1997..................................   6

           Notes to Financial Statements....................................   7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations....................................................... 8-9

* The Balance Sheet at January 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                     JANUARY 31,              OCTOBER 31,
ASSETS                                                   1997                     1997
                                                         ----                     ----
                                                                              (unaudited)
Current Assets:
    Cash and Cash Equivalents                      $     13,067           $       2,380
    Accounts Receivable - Net                             7,176                  32,483
    Inventories - Net                                    13,986                  23,424
    Prepaid Expense and Other Current Assets                969                     939
                                                        -------                  ------
         Total Current Assets                            35,198                  59,226
                                                        -------                  ------
Property and Equipment at Cost - Net                      5,030                   3,171
Deferred Income Taxes                                     3,351                   3,351
Other Assets                                                976                   1,023
                                                        -------                  ------
                                                   $     44,555           $      66,771
                                                        =======                  ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes Payable                                  $      3,459           $      15,554
    Current Maturities of Obligations
       Under Capital Leases                                 376                     237
    Federal and Foreign Income Taxes Payable                447                   2,818
    Accounts Payable                                      2,169                   4,156
    Accrued Expenses                                      2,101                   4,654
    Accrued Nonrecurring Charges                          2,149                     496
                                                        -------                  ------
       Total Current Liabilities                         10,701                  27,915

Obligations Under Capital Leases                            554                     375
Nonrecurring Charges - Long Term                            475                     475

Minority Interest                                                                   301

Stockholders' Equity:
    Preferred Stock, 1,000,000 shares authorized;
      no shares issued and outstanding
    Common Stock, $.01 par value: authorized,
      20,000,000 shares; issued and outstanding,
      6,477,156 shares and 6,489,946 shares on
      January 31, 1997 and October 31, 1997,
      respectively                                           65                      65
    Additional Paid-in Capital                           23,638                  23,666
    Retained Earnings                                     9,122                  13,974
                                                        -------                  ------
                                                         32,825                  37,705
                                                        -------                  ------
                                                   $     44,555           $      66,771
                                                        =======                  ======

See Accompanying Notes to Financial Statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                              THREE MONTHS ENDED
                                                                 OCTOBER 31,
                                                     ---------------------------------
                                                     1996                        1997
                                                     ----                        ----
                                                                 (Unaudited)

Net Sales                                   $       65,348                  $       61,125

Cost of Goods Sold                                  48,999                          45,589
                                                    ------                          ------
      Gross Profit                                  16,349                          15,536

Selling, General and
  Administrative Expenses                            6,173                           5,966
                                                    ------                          ------

      Operating Profit                              10,176                           9,570

Interest and Financing Charges, Net                    919                             679
                                                    ------                          ------

      Income Before Minority Interest and Taxes      9,257                           8,891

Minority Interest                                                                      136
                                                    ------                          ------

      Income Before Taxes                            9,257                           9,027

Income Taxes                                         3,705                           3,371
                                                    ------                          ------

      Net Income                            $        5,552                  $        5,656
                                                    ======                           =====

INCOME PER COMMON SHARE:

  Primary:
      Net Income per common share           $          .83                  $          .80
                                                       ===                             ===
      Weighted average number of
        shares outstanding                        6,680,481                      7,094,305
                                                  =========                      =========
  Fully Diluted:
      Net Income per common share           $           .83                 $          .80
                                                        ===                            ===
      Weighted average number of
        shares outstanding                        6,680,481                      7,094,305
                                                  =========                      =========



See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                             NINE MONTHS ENDED
                                                     ---------------------------------
                                                                OCTOBER 31,
                                                                -----------
                                                     1996                         1997
                                                     ----                         ----
                                                                  (Unaudited)

Net Sales                                   $       96,620                  $      100,765

Cost of Goods Sold                                  70,915                          74,401
                                                    ------                          ------
      Gross Profit                                  25,705                          26,364

Selling, General and
  Administrative Expenses                           17,234                          17,677
                                                    ------                          ------

      Operating Profit                               8,471                           8,687

Interest and Financing Charges, Net                  1,624                           1,245
                                                    ------                          ------

      Income Before Minority Interest and Taxes      6,847                           7,442

Minority Interest                                                                      249
                                                    ------                          ------

      Income Before Taxes                            6,847                           7,691

Income Taxes                                         2,741                           2,839
                                                    ------                          ------

      Net Income                            $        4,106                 $         4,852
                                                     =====                           =====

INCOME PER COMMON SHARE:

  Primary:
      Net Income per common share           $          .61                 $           .69
                                                       ===                             ===
      Weighted average number of
        shares outstanding                       6,697,984                       7,053,980
                                                 =========                       =========
  Fully Diluted:
      Net Income per common share           $          .61                 $           .69
                                                       ===                             ===
      Weighted average number of
        shares outstanding                       6,697,984                       7,053,980
                                                 =========                       =========


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                NINE MONTHS ENDED
                                                                -----------------
                                                                   OCTOBER 31,
                                                                   -----------
                                                            1996                  1997
                                                            ----                  ----
                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                     $         4,106         $          4,852
   Adjustments to Reconcile Net Income:
      Depreciation and Amortization                         1,153                      916

Changes in Operating Assets and Liabilities:
 Accounts Receivable                                      (35,298)                  (25,307)
   Inventory                                              ( 5,940)                  ( 9,438)
   Federal and Foreign Income Taxes                         3,178                     2,371
   Prepaid Expenses                                       (   724)                       30
   Other Assets                                           (   121)                  (    47)
   Accounts Payable and Accrued Expenses                  ( 7,578)                    4,540
   Accrued Nonrecurring Charge                            (   168)                  (    51)
   Minority Interest                                                                    301
                                                           ------                    ------
   Net Cash Used in Operating Activities                  (26,236)                  (21,833)
                                                           ------                    ------

Cash Flows for Investing Activities:
   Capital Expenditures                                   (   314)                  (  913)
   Capital Dispositions                                       120                      254
                                                           ------                   ------

Net Cash Used in Investing Activities:                    (   194)                  (  659)
                                                           ------                   ------

Cash Flows from Financing Activities:
   Increase in Notes Payable, net                          20,497                   12,095
   Payment of Capital Lease Obligations                   (   455)                 (   318)
   Proceeds from exercise of stock options                     15                       28
                                                           ------                   ------

Net Cash Provided by Financing Activities                  20,057                   11,805
                                                           ------                   ------

Net Decrease in Cash                                      ( 6,373)                 (10,687)

Cash at Beginning of Period                                 7,617                   13,067
                                                           ------                   ------

Cash at End of Period                             $         1,244        $           2,380
                                                           ======                    =====
Supplemental Disclosures of Cash Flow Information
   Cash Paid During the Period for:
        Interest                                  $         1,442        $           1,220
        Income Taxes                              $            68        $             494


See Accompanying Notes to Financial Statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three and nine month periods ended October 31, 1997 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Inventories



                                                         January 31,           October 31,
   Inventories consist of:                                  1997                  1997
                                                            ----                  ----
                                                                   (in thousands)
   Finished products................                  $    10,382          $      18,932
   Work-in-process..................                           27                    590
   Raw materials....................                        3,577                  3,902
                                                           ------                 ------
                                                      $    13,986          $      23,424
                                                           ======                 ======

Note 3 - Net Income Per Common Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the periods, adjusted for the dilutive effect of common stock equivalents, when applicable.

Note 4 - Notes Payable

The Company has a two year loan agreement with three banks which expires on May 31, 1999. The agreement provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowing of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

Note 5 - Nonrecurring Charges

As of the year ended January 31, 1997, the Company had a remaining reserve of approximately $2.6 million related to closure of a domestic factory and an Asian factory. The domestic factory was closed during the fiscal year ended January 31, 1995. During the quarter ended July 31, 1997, the Company applied approximately $1.6 million of the reserve as a reduction of Property, Plant and Equipment, since the Company cannot assume that there will be any recoveries in connection with a disposition of the Asian factory. The Asian factory had net sales of $3.0 million and $4.2 million, and a net loss of $380,000 and $183,000 for the nine-month periods ended October 31, 1996 and 1997, respectively. The status of the provision at the end of the period was:


                                          Balance               1997              Balance
                                      January 31, 1997         Activity       October 31, 1997
                                      ----------------        ---------       -----------------
                                                           (in thousands)

Closure of Domestic and
   Foreign  Facilities                   $ 2,624               $ (1,653)           $ 971
                                           =====                 ======              ===


Note 6 -  Future Effects of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Had this new standard been effective during the quarters ended October 31, 1996 and 1997, basic income per share would have been $.86 and $.87, respectively. Basic income per share would have been $.63 and $.75 for the nine months ended October 31, 1996 and 1997, respectively. Diluted income per share would have been $.83 and $.80 for the three months ended October 31, 1996 and 1997, respectively and diluted income per share would have been $.61 and $.69 for the nine months ended October 31, 1997, respectively.

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

Results of Operations

Net sales for the three months ended October 31, 1997 were $61.1 million compared to $65.3 million for the same period last year. For the nine months ended October 31, 1997, net sales were $100.8 million compared to $96.6 million for the same period in the prior year. The decrease in net sales during the three month period was primarily due to lower volume in the Women's ($1.3 million) and Men's ($5.4 million) outerwear divisions and the discontinuance of two divisions ($1.5 million) offset in part by increases in the Sports Licensing division ($3.8 million) and JL Colebrook division ($1.6 million). The increase in net sales during the nine-month period was primarily due to increases in the Sports Licensing, Kenneth Cole, and JL Colebrook divisions partially offset by a decrease in the Men's division and the discontinuance of two divisions.

Gross profit was $15.5 million for the three months ended October 31, 1997, compared to $16.3 million in the same period last year. Gross profit as a percentage of net sales was 25.4% for the three months ended October 31, 1997, compared to 25.0% for the same period last year. For the nine months ended October 31, 1997, gross profit was $26.4 million, or 26.2% of net sales, compared to $25.7 million, or 26.6% of net sales for the same period last year. The increase in the gross profit percentage for the three months ended October 31, 1997 is primarily attributed to an improvement in the margins of the Men's division. The decrease in the gross profit percentage for the nine month period is primarily the result of lower margins in the Women's outerwear division.

Selling, general and administrative expenses of $6.0 million for the three months ended October 31, 1997 were approximately $200,000 less than in the same period last year. The decrease was primarily due to lower bad debt expenses and freight out costs, partially offset by start-up costs relating to new product development in branded merchandise, which includes licensed product under the Kenneth Cole label, as well as development of new distribution channels. As a percentage of net sales, selling, general and administrative expenses were 9.8% in this period compared to 9.4% last year.

For the nine months ended October 31, 1997, selling, general and administrative expenses were $17.7 million, or 17.5% of net sales, compared to $17.2 million, or 17.8% of net sales, for the same period last year. The increase resulted from the incurrence of $450,000 of expenses in connection with the start-up of BET Design Studio, LLC, which commenced operations in May, 1997. The Company owns 50.1% of this subsidiary and accordingly consolidates its results of operations. The Company continues to monitor and seeks to reduce expense levels whenever appropriate.

Interest expense of $679,000 was $240,000 lower in the quarter ended October 31, 1997, compared to $919,000 in the same period last year. For the nine months ended October 31, 1997, interest expense was $1,245,000, a decrease of $379,000 from the prior year. Lower interest rates under the Company's amended bank facility was the primary cause of lower interest expense.

Income taxes of $3.4 million reflect an effective tax rate of 37% for the three months ended October 31, 1997, compared to income taxes of $3.7 million (effective tax rate of 40%) in the comparable period in the prior year. For the nine months ended October 31, 1997, the income tax of $2.8 million reflects an effective tax rate of 37%, compared to income taxes of $2.7 million (effective tax rate of 40%) in the same period last year. The lower effective tax rate is primarily the result of a net operating loss carry forward for state income taxes which will result in a reduction of state income taxes in the current fiscal year.

As a result of the foregoing, for the three months ended October 31, 1997, the Company had net income of $5.7 million, compared to a net income of $5.6 million for the comparable period in the prior year. Net income per share decreased to $.80 per share in the three months ended October 31, 1997 from $.83 per share for the comparable period in the prior year as the result of an increase in the weighted average number of shares outstanding. For the nine months ended October 31, 1996, the Company had a net income of $4.9 million, or $.69 per share, compared to a net income of $4.1 million, or $.61 per share, for the same period in the prior year.

Liquidity and Capital Resources

The company's loan agreement, which expires on May 31, 1999 provides for a line of credit in the amount of $52,000,000 from May 31 to October 30, and $40,000,000 from October 31 to May 30 during each year of the agreement. The amounts available include direct borrowings of $40,000,000 from May 31 to November 14, and $30,000,000 from November 15 to May 30, during each year of the agreement. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.5% as of December 1, 1997) or LIBOR plus 250 basis points at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of October 31, 1997, there were $12.6 million in direct borrowings and approximately $9.5 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of October 31, 1997, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.1 million and there were approximately $400,000 of contingent liability under open letters of credit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              G-III APPAREL GROUP, LTD.
                                                    (Registrant)


Date:   December 12, 1997                     By: /s/ Morris Goldfarb
                                                  -------------------------
                                                  Morris Goldfarb
                                                  Chief Executive Officer


Date:   December 12, 1997                     By: /s/ Alan Feller
                                                  --------------------------
                                                  Alan Feller
                                                  Chief Financial Officer,
                                                  Treasurer, and Secretary