Form 10-K
period 1998-01-31
G III APPAREL GROUP LTD /DE/
filed 1998-04-30
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________________to___________________

         Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


             Delaware                                      41-1590959
             --------                                      ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

345 West 37th Street, New York, New York                   10018
----------------------------------------                   -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $18,040,116.

         The number of outstanding shares of the registrant's Common Stock as of March 31, 1998 was 6,509,286.

         Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 18, 1998, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.           BUSINESS

GENERAL

                  G-III Apparel Group, Ltd. (the "Company") designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under its "G-III"'tm', "Siena"'tm', "Siena Studio"'tm' and "Colebrook and Co."'tm' labels and under licensed and private retail labels. The Company commenced operations in 1974, initially selling moderately priced women's leather coats and jackets under its G-III label. The Company has continuously expanded its product lines and began selling higher priced, more fashion oriented women's leather apparel under its Siena and "Cayenne"'tm' (now called Siena Studio) labels in 1981 and 1988, respectively. In 1988, the Company introduced a line of men's leather apparel, presently consisting primarily of jackets and coats sold under the G-III label. In 1990, the Company formed a textile division, which designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the J.L. Colebrook label. The Company replaced the Cayenne label with the Siena Studio label for its mid-priced line of women's leather apparel during 1991 and introduced a men's textile apparel line in the fall of 1992.

                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the last five years. In 1993, the Company entered into a licensing agreement with NFL Properties to market a line of outerwear apparel with NFL team logos. In 1995, the Company entered into a licensing agreement with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole label. In 1996, the Company entered into an agreement with the National Hockey League to market a line of outerwear apparel with the NHL team logos. In 1997, the Company formed a joint venture with Black Entertainment Television, Inc. to produce a branded clothing and accessory line and in the first quarter of 1998 introduced the EXSTO 24/7 line of apparel.

                  During the last year, the Company entered into license agreements to market products under the Nine West, Tommy Hilfiger and Starter trademarks. Under these agreements, the Company is authorized to design and market women's outerwear under the Nine West label, men's and boys' leather and combination outerwear under the Tommy Hilfiger label and men's, women's and children's leather and combination outerwear under the Starter label. In March 1998, the Company entered into a license agreement with the National Basketball Association to market adult and children's leather and leather/textile combination outerwear apparel.

                  The Company sells to approximately 2,200 customers, including nationwide chains of department and specialty retail stores, price clubs and individual specialty boutiques. In the fiscal year ended January 31, 1998, substantially all the Company's products were manufactured for the Company by foreign independent contractors, located principally in China and Indonesia and, to a lesser extent, in South Korea, India, the Philippines and Hong Kong. The Company manufactures certain products at its wholly-owned factory in Indonesia and its partially-owned factory in Northern China. A select number of garments were also manufactured for the

Company by independent contractors located in the New York City area.

                  References to the Company include the operations of all the Company's subsidiaries.

PRODUCTS - DEVELOPMENT AND DESIGN

                  The Company manufactures and markets a full line of women's leather apparel in "junior," "missy," and "half sizes" and an outerwear line of men's leather apparel at a wide range of retail sales prices. The Company's product offerings also include textile outerwear, woolen coats, raincoats and sportswear. The Company's products are sold under Company-owned brand names, licensed brand names and private retail labels.

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

                  The Company works closely with its licensors in creating designs and styles for each licensed brand sold by the Company. Licensors generally must approve products to be sold under their brand names prior to production by the Company.

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

                  Design personnel meet regularly with the Company's sales and merchandising departments, as well as with the design and merchandising staffs of the Company's licensors, to review market trends, sales results and the popularity of the Company's latest products. In addition, representatives of the Company regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East, and present sample items to the Company along with their evaluation of the styles expected to be in demand in the United States. The Company also seeks input from selected customers with respect to product design. The Company believes that its sensitivity to the needs of its retail customers, coupled with the flexibility of its production capabilities and its continual monitoring of the retail market, enables the Company to modify designs and order specifications in a timely fashion.

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

LEATHER APPAREL

         MANUFACTURING

                  Substantially all of the Company's products are imported from independent manufacturers located primarily in Indonesia and China and, to a lesser extent, in South Korea, India, the Philippines and Hong Kong. The Company manufacturers certain products at its wholly-owned factory in Indonesia and its partially-owned factory in Northern China. A selected number of garments are also manufactured for the Company by independent contractors located in the New York City area.

                  The Company has a branch office in Seoul, South Korea, which acts as a liaison between the Company and the various manufacturers located throughout Indonesia, China and South Korea used to produce the Company's leather and woven garments. Upon receipt from the Company's headquarters of production orders stating the number, quality and types of garments needed to be produced, this liaison office negotiates and places orders with one or more Indonesian, Chinese or South Korean manufacturers. In allocating production among independent suppliers, the Company considers a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 1998, the South Korean office employed 13 persons.

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

                  The Company arranges for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by the Company require as a condition, among others, the release of funds to the manufacturer and an inspection certificate to be signed by a representative of the Company. Accordingly, if an order is not filled by a foreign manufacturer, the letter of credit is not paid and the Company does not bear the risk of liability for the goods being manufactured. The Company assumes the risk of loss on an F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

                  As is customary in the leather industry, the Company has not entered into any long-term contractual arrangement with any contractor or manufacturer. In order to provide for more efficient communications and operations with certain of the larger leather apparel manufacturers, in addition to utilizing its South Korean branch office, the Company has historically placed orders for leather apparel with two of its largest manufacturers through an established buying agent located in New York City. The buying agent, under the supervision of Company personnel located in the United States and South Korea, is responsible for procuring sufficient contract production capacity from these manufacturers to meet the forecasted demand for the Company's products. For the fiscal years ended January 31, 1996, 1997 and 1998, approximately 13%, 11% and 12%, respectively, of the Company's products were produced by manufacturers working through the Company's buying agent. The Company believes that the production capacity of foreign manufacturers with which it has developed or is developing a relationship is adequate to meet the Company's leather apparel production requirements for the foreseeable future. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

                  The Company's arrangements with foreign manufacturers of its apparel are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions. During the past year, both Indonesia and South Korea have experienced significant inflation and currency devaluation. Although the Company has not been materially adversely affected by any of such factors to date, due to the significant portion of the Company's garments which are produced abroad, political instability in Indonesia or South Korea or any substantial disruption in the business of foreign manufacturers or the Company's relationships with such manufacturers could materially adversely affect the Company's operations. In addition, since the Company negotiates its purchase orders with its foreign manufacturers in United States dollars, if the value of the United States dollar against local currencies was to go down, these manufacturers might increase the United States dollar prices charged to the Company for products. Virtually all the Company's imported leather products and raw materials are subject to United States Customs duties of approximately 6%.

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

         MARKETING AND DISTRIBUTION

                  The Company's products are sold primarily to department, specialty and mass merchant retail stores in the United States. The Company sells to approximately 2,200 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from the Company exceed $1,000,000, to small specialty stores whose annual purchases from the Company are less than $1,000. In the fiscal years ended January 31, 1997 and 1998, the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 12.8% and 17.1%, respectively, of the Company's net sales. No customer accounted for more than 10% of the Company's net sales in the fiscal year ended January 31, 1996.

                  Almost all of the Company's sales are made in the United States. The Company also markets its products in Canada and Europe.

                  Along with the Company's foreign offices, the Company's trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to the Company's customers. As of January 31, 1998, Global International Trading Company employed 18 persons.

                  The Company's products are sold primarily through a direct employee sales force which consisted of 24 employees as of January 31, 1998. The Company's principal executives are also actively involved in sales of its products. A limited amount of the Company's products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through the Company's New York showroom, enabling the Company's management to deal directly with, and be readily accessible to, major customers, as well as to control more effectively the Company's selling operations.

                  The Company primarily relies on its reputation and relationships in the industry to generate business. The Company believes it has developed a significant customer following and positive reputation in the industry, as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of the Company's products. In addition, the Company has, to a limited extent, advertised its products and engaged in cooperative ad programs with retailers. The Company believes it has developed brand awareness of Company-owned labels, despite the absence of general advertising, primarily through its reputation, consumer acceptance and the fashion press.

                  Brand name products sold by the Company pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. The Company's license agreements generally provide that the Company is required to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs.

                  The Company operates four retail outlet stores, including one store located at its Secaucus, New Jersey warehouse. These outlet stores assist the Company in determining sales trends of various styles, colors and skin and fabric types and enable the Company to sell damaged merchandise which could not be resold at regular prices. No additional stores are planned to be opened during fiscal 1999.

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

                  To facilitate better service for the Company's textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, the Company has an office in Hong Kong. Similar to the Seoul office, the Hong Kong office acts as a liaison between the Company and the various manufacturers of textile and leather apparel located in Hong Kong and China. The Company utilizes its domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with the Company's specifications and timely delivery of finished garments to the Company's distribution facilities or customers. The Hong Kong office employed 16 persons as of January 31, 1998.

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

LICENSING

                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the last five years. The Company has license agreements to produce products under the Kenneth Cole, Nine West, Tommy Hilfiger and Starter fashion labels. The Company is also licensed to produce products containing trademarks owned by the National Football League, National Hockey League, National Basketball Association, NASCAR and several universities located in the United States. The Company continues to seek other opportunities to enter into trademark license agreements in order to expand its product offerings under nationally recognized labels. Revenues from the sale of licensed products accounted for approximately 24% of the Company's net sales during fiscal 1998.

                  In 1997, the Company formed BET Design Studio LLC, a joint venture with Black Entertainment Television, Inc. ("BET"), to produce a branded clothing and accessory line to be initially targeted to the African-American and young men's contemporary market. BET has granted a ten year exclusive license to the joint venture for the manufacture and distribution of women's, men's and children, apparel and accessories utilizing "BET," "Black Entertainment Television" and other BET- related marks. The initial product line, which will be marketed under the EXSTO XXIV VII label created by the joint venture, was introduced to the market in February 1998 and the Company expects to begin shipping product during July 1998 for the 1998 fall season.

SEASONALITY

                  Retail sales of outerwear apparel have traditionally been seasonal in nature. Although the Company sells its apparel products throughout the year, net sales in the months of July through November accounted for approximately 78% and 75% of the Company's net sales during the fiscal years ended January 31, 1997 and 1998, respectively. The July through November time frame is expected to continue to provide a disproportionate amount of the Company's net sales.

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

TRADEMARKS

                  Several trademarks owned by the Company have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Laura Renee, Laura Jeffries, Colebrook Kids, Urban Cowboy, Cayenne, G-III Outerwear Company Store, JLC (& design), JLC Outerwear (& design), J.L.C. (& design), Trouble Wanted (& design), and Last Resort. The Company has applications for several additional registrations pending before the U.S. Patent and Trademark Office.

                  The Company has been granted trademark protection for G-III in France, Canada and Mexico, for J.L. Colebrook in Germany, Canada, Mexico, France, Great Britain and Benelux and for J.L.C. (& design) and JLC (& design) in Canada. The Company also has several additional registrations pending in the European Community and Canada.

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

EMPLOYEES

                  As of January 31, 1998, the Company had 243 full-time employees, of whom 70 worked in executive, administrative or clerical capacities, 91 worked in design and manufacturing, 46 worked in warehouse facilities, 24 worked in sales and 12 worked in the retail outlet division. The Company employs both union and non-union personnel and believes that the Company's relations with its employees are good. The Company has not experienced any interruption of any of its operations due to a labor disagreement with its employees.

                  The Company is a party to an agreement with the Amalgamated Clothing and Textile Workers Union (the "Union"), covering approximately 53 full-time employees as of January 31, 1998. This agreement, which is currently in effect through October 30, 1999, automatically renews on an annual basis thereafter unless terminated by the Company or the Union prior to August 30 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers and significant employees of the Company.



                                                                                 Executive
                                                                                Officer or
                                                                                Significant
                                                                                 Employee
     Name                     Age           Position                              Since
     ----                     ---           --------                              -----
Morris Goldfarb               47       Co-Chairman of the Board,                  1974
                                       Chief Executive Officer,
                                       Director
Aron Goldfarb                 75       Co-Chairman of the Board,                  1974
                                       Director
Jeanette Nostra-Katz          46       President                                  1981
Alan Feller                   55       Executive Vice President, Chief            1990
                                       Operating Officer, Treasurer
                                       and Secretary, Director
Carl Katz                     57       Executive Vice President of                1981
                                       Siena, Director
Frances Boller-Krakauer       32       Vice President - Men's Division            1993
                                       of G-III
Deborah Gaertner              43       Vice President - Women's Sales             1989
                                       of G-III
Keith Sutton Jones            49       Vice President - Foreign                   1989
                                       Manufacturing of G-III
Michael Laskau                42       Vice President - Women's Non-              1994
                                       Branded Division of G-III

                  Morris Goldfarb is the Co-Chairman of Board and Chief Executive Officer of the Company, as well as one of its directors. Until April, 1997, Mr. Goldfarb also served as President of the Company. He has served as either President or Vice President of G-III Leather Fashions, Inc. ("G-III") since its formation in 1974. Mr. Goldfarb is responsible for the foreign manufacture, marketing, merchandising and financing of the G-III line of apparel. He also has overall responsibility for developing selling programs, customer relations and administration of the Company. Mr. Goldfarb is also a director of Grand Casinos, Inc.

                  Aron Goldfarb is Co-Chairman of the Board of the Company, and its founder. Mr. Goldfarb served as either President or Vice President of G-III and as a

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

                  Carl Katz has been employed as an Executive Vice President of Siena since August 1989 and, prior thereto, as a Vice President of Siena since 1981. Mr. Katz supervises the merchandising and designing, as well as production and pattern and sample making, for the Siena and Licensing divisions. Mr. Katz is also a director of the Company.

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

                  Aron Goldfarb and Morris Goldfarb are father and son, respectively. Carl Katz and Jeanette Nostra-Katz are married to each other.

ITEM 2.           PROPERTIES

                  The Company's executive offices and office support departments are located at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which the Company pays rent monthly, plus real estate taxes. For the fiscal years ended January 31, 1997 and 1998, the total payments for the premises were approximately $325,000 and $359,000, respectively. In the first quarter of 1998, the Company sub-let a portion of the 345 West 37th Street building to two different tenants. One lease is for a five-year term and the other lease is for a three-year term. The aggregate annual rental under these two leases is $81,000.

                  The Company's sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. The Company leases an aggregate of approximately 31,800 square feet in this building through January 31, 2003 at a current aggregate annual rent of approximately $478,000. The sales showrooms and support staff of BET Design Studio LLC are also located at 512 Seventh Avenue. It leases approximately 8,100 square feet with a current aggregate annual rent of approximately $122,000.

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

                  The Company leases three retail outlet stores in addition to the store at its distribution facility. These leases terminate between August 1998 and March 2000 and generally require payment of either fixed rent plus a percentage of sales above a pre-determined level or rent based solely on a percentage of sales. Aggregate rental expense for the three retail outlet stores during the fiscal year ended January 31, 1998 was approximately $169,000.

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



Fiscal 1997                                                    High Prices              Low Prices
-----------                                                    -----------              ----------
Fiscal Quarter ended April 30, 1996                              $3 3/4                   $2 1/4
Fiscal Quarter ended July 31, 1996                                3 11/16                  2 5/16
Fiscal Quarter ended October 31, 1996                             3 1/8                    2 1/4
Fiscal Quarter ended January 31, 1997                             4                        2 5/8


Fiscal 1998
-----------
Fiscal Quarter ended April 30, 1997                              $5 1/4                   $3 7/16
Fiscal Quarter ended July 31, 1997                                6 1/2                    4 7/8
Fiscal Quarter ended October 31, 1997                             6 3/8                    4 9/16
Fiscal Quarter ended January 31, 1998                             5 3/4                    4 3/8

Fiscal 1999
-----------
Fiscal Quarter ended April 30, 1998                              $6 3/4                   $5 11/16
(through March 31, 1998)


                  The last sales price of the Common Stock as reported by the Nasdaq National Market on March 31, 1998 was $6.00 per share.

                  On March 31, 1998, there were 74 holders of record and, the Company believes, approximately 1,500 beneficial owners of the Common Stock.

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                  The selected consolidated financial data set forth below as of and for the years ended January 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company. The audited financial statements as of January 31, 1994, 1995 and 1996 and for the years ended January 31, 1994 and 1995 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                 (In thousands, except share and per share data)


                                                                                Year Ended January 31,

                                                       ----------------------------------------------------------------------------
                                                           1994              1995           1996          1997            1998
                                                       ------------     -------------  -------------  -------------  --------------
INCOME STATEMENT DATA:
Net Sales.............................................     $208,877       $171,441       $121,663      $117,645         $120,136
Cost of goods sold....................................      181,270        146,484         97,769        89,166           92,706
                                                           --------       --------        -------       -------          -------
Gross profit..........................................       27,607         24,957         23,894        28,479           27,430
Selling, general &
  administrative expenses.............................       22,869         25,823         21,769        22,433           22,640
Unusual or non-
  recurring charges...................................        --            11,320          --            --               --
                                                           --------       --------        -------       -------          -------

Operating profit (loss)...............................        4,738        (12,186)         2,125         6,046            4,790
Interest expense......................................        2,339          3,959          2,433         2,075            1,534
                                                           --------       --------        -------       -------          -------
Income before minority interest and
  income taxes (loss).................................        2,399        (16,145)          (308)        3,971            3,256
Minority interest.....................................         --             (324)          --             --              (449)
                                                           --------       --------        -------       -------          -------
Income (loss) before income taxes.....................        2,399        (15,821)          (308)        3,971            3,705
Income taxes (benefit)................................        1,064         (4,087)            89           885              906
                                                           --------       --------        -------       -------          -------
Net income (loss).....................................     $  1,335       $(11,734)         $(397)       $3,086           $2,799
                                                           ========      =========         ======        ======           ======
Primary:
Basic earnings (loss)
    per share.........................................        $0.20         $(1.82)        $(0.06)        $0.48            $0.43
                                                           ========      =========         ======        ======           ======
Weighted average
  shares outstanding - basic..........................    6,600,692      6,459,381      6,459,975     6,468,830        6,486,899
Diluted earnings (loss)
    per share ........................................        $0.20         $(1.82)        $(0.06)        $0.46            $0.40
                                                           ========      =========         ======        ======           ======
Weighted average
  shares outstanding - diluted........................    6,600,692      6,459,381      6,459,975     6,739,029        7,051,099




                                                                                  As of January 31,

                                                             ------------------------------------------------------------
                                                                1994        1995          1996        1997        1998
                                                             ----------  ----------    ---------   ---------   ----------
BALANCE SHEET DATA:
Working capital.............................................   $ 31,494    $ 22,602     $22,224     $24,497     $29,239
Total assets................................................     67,571      54,572      41,257      44,555      46,746
Short-term debt.............................................     13,179      13,480       3,551       3,835       3,734
Long-term debt,
  excluding current portion.................................        794       1,479         919         554         352
Total stockholders' equity..................................     41,835      30,101      29,716      32,825      35,686

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on form 10-K.

                  The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Report.

                  References to fiscal years refer to the year ended January 31 of that year.

RESULTS OF OPERATIONS

                  The following table sets forth selected operating data of the Company as a percentage of net sales for the fiscal years indicated below:




                                                                           1996        1997         1998
                                                                           ----        ----         ----
Net sales...........................................................      100.0%      100.0%       100.0%

Cost of goods sold..................................................       80.4        75.8         77.2
                                                                           ----        ----         ----
Gross profit........................................................       19.6        24.2         22.8

Selling, general and administrative expenses                               17.9        19.1         18.8
                                                                           ----        ----         ----
Operating profit....................................................        1.7         5.1          4.0

Interest expense....................................................        2.0         1.8          1.3
                                                                           ----        ----         ----

Income (loss) before minority interest and income
taxes...............................................................       (0.3)        3.3          2.7

Minority interest...................................................        --          --          (0.4)
                                                                           ----        ----         ----

Income (loss) before income taxes...................................       (0.3)        3.3          3.1

Income taxes........................................................        0.0         0.7          0.8
                                                                           ----        ----         ----

Net income (loss)...................................................       (0.3)        2.6          2.3
                                                                           -----        ---          ---
                                                                           -----        ---          ---


General

                  During fiscal 1998, the Company continued its strategy of expanding its product offering of licensed branded apparel and entered into license agreements to distribute leather and combination leather woven outerwear apparel utilizing the Nine West, Tommy Hilfiger and Starter trademarks. The
Company is authorized to distribute women's leather and combination leather/woven outerwear apparel under the Nine West label, men's and boy's leather and combination leather/woven outerwear apparel under the Tommy Hilfiger label and men's, women's and children's leather and combination leather/woven outerwear apparel under the Starter label. In March 1998, the Company entered into a license agreement with the National Basketball Association to market adult's and children's leather and leather/textile combination outerwear apparel.

                  During fiscal 1998, the Company entered into a joint venture with BET to design, manufacture, and distribute sportswear and outerwear apparel targeted to the African American and urban consumer. The initial product offerings by the joint venture were introduced to the market in February 1998 and the Company expects to begin shipping products to customers during July 1998 for the fall 1998 season. The Company owns 50.1% of this joint venture and, accordingly, its entire results of operation are consolidated with those of the Company. The interest of BET in the joint venture is reflected in the "Minority interest" line item in the Company's financial statements. During fiscal 1998, the Company incurred approximately $450,000 of expenses, net of BET's interest, in connection with the start-up of this joint venture. The Company expects to continue to incur losses from this joint venture in fiscal 1999.

                  Certain areas of Southeast Asia have experienced significant economic problems during the past year. The Company utilizes manufacturers located in Indonesia and South Korea, owns a manufacturing factory in Indonesia and has a branch office in South Korea. Both of these countries have experienced significant inflation and currency devaluation during the past year. While the devaluation of the currency in these countries may reduce the Company's operating costs in these locations, political instability and/or severe inflation in Indonesia or South Korea could materially adversely affect the Company's results of operations.

Year 2000 Compliance

                  The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations.

                  The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare its systems for the year 2000. The expense of the year 2000 project, as well as the related potential effect on the Company's earnings, is not expected to have a material effect on its financial position or results of operations.

YEAR ENDED JANUARY 31, 1998 ("FISCAL 1998") COMPARED
TO YEAR ENDED JANUARY 31, 1997 ("FISCAL 1997")

                  Net sales were $120.1 million in fiscal 1998 compared to $117.6 million in fiscal 1997. An increase of approximately $7.3 million in net sales of the Company's licensed branded product was offset, in part, by a decrease of approximately $2.1 million in net sales of men's woven product and the discontinuance of two product lines that accounted for approximately $2.5 million of net sales in fiscal 1997.

                  Gross profit was $27.4 million in fiscal 1998 compared to $28.5 million in fiscal 1997. As a percentage of net sales, gross profit was 22.8% in fiscal 1998 compared to 24.2% in fiscal 1997. The decrease in the gross profit percentage was primarily attributable to a reduction in the margins of the Company's traditional product lines, partially offset by the increase in net sales of licensed branded product that has a higher gross margin.

                  Selling, general and administrative expenses were $22.6 million in fiscal 1998, including $449,000 of expenses with respect to the joint venture attributable to BET's minority interest. Excluding these attributable expenses, selling, general and administrative expenses were $22.2 million in fiscal 1998 compared to $22.4 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses, excluding the attributable expenses, but including $450,000 of joint venture expenses attributable to the Company's interest therein, were 18.5% in fiscal 1998 compared to 19.1% in fiscal 1997. The slight decrease in selling, general and administrative expenses is primarily attributable to closing two stores in the Company's retail outlet division during fiscal 1998 ($456,000), lower warehousing and distribution costs
($380,000) and savings from discontinued product divisions ($187,000), partially offset by higher payroll costs ($572,000).

                  Interest expense was $1.5 million in fiscal 1998 compared to $2.1 million in fiscal 1997. This decrease in interest expense is primarily attributable to lower interest rates under the Company's amended credit facility entered into in May 1997 and interest income earned on excess cash at the beginning of the year.

                  As a result of the foregoing, the Company realized income before income taxes of $3.7 million in fiscal 1998 compared to income before income taxes of $4.0 million in fiscal 1997.

                  Income taxes were $906,000 in fiscal 1998 compared to $885,000 in fiscal 1997. The Company's effective tax rate for fiscal 1998 was 24.5% which included benefits from net operating loss carryforwards for state income tax purposes and the reversal of the deferred tax asset valuation allowance. In fiscal 1997, the effective tax rate was 22.3% as a result of tax benefits derived from state net operating loss carryforwards and deferred tax benefits.

                  The Company had net income of $2.8 million, or $.40 per share on a diluted basis, in fiscal 1998 compared to a net income of $3.1 million, or $.46 per share on a diluted basis, in fiscal 1997.

YEAR ENDED JANUARY 31, 1997 COMPARED
TO YEAR ENDED JANUARY 31, 1996 ("FISCAL 1996")

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

                  Interest expense was $2.1 million in fiscal 1997 compared to $2.4 million in fiscal 1996. This decrease is attributable to lower bank debt balances as the result of lower inventory levels maintained during fiscal 1997.

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

                  The Company had net income of $3.1 million, or $0.46 per share on a diluted basis, in fiscal 1997 compared to a net loss of $397,000, or $.06 per share, in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has a loan agreement, which expires May 31, 1999, providing the Company with a collateralized working capital line of credit with three banks for a maximum amount of $52 million from May 31 to October 30, and $40 million from October 31 to May 30, during each year of the agreement. A maximum of $40 million from May 31 to November 14, and $30 million from November
15 to May 30, during each year of the agreement is available for direct borrowing and bankers' acceptances. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances specified in the agreement. Direct borrowings under the line of credit bear interest at the agent bank's prime rate (8.5% as of April 13, 1998) or LIBOR plus 250 basis points, at the election of the Company.
The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under the Company's loan agreement was approximately $46.7 million, $44.9 million and $44.9 million during fiscal 1996, 1997 and 1998, respectively. As of January 31,
1998, there were no outstanding direct borrowings, no bankers' acceptances and $6.8 million of contingent liability under open letters of credit, as compared to no outstanding direct borrowings, no bankers' acceptances and $4.8 million of contingent liability under open letters of credit as of January 31, 1997.

                  The Company's wholly owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of January 31, 1998, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.5 million.

                  In fiscal 1998, the Company formed a joint venture with BET to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution up to $1.0 million. As of January 31, 1998, BET and the Company have contributed
$750,000 to this joint venture with the balance of the initial capital contribution to be made during the first quarter of fiscal 1999. The joint venture has negotiated an asset based credit facility with The CIT Group. To support the requirement for over advances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The
CIT Group is the beneficiary.

                  The Company had $18.0 million and $2.8 million of cash provided by operating activities in fiscal 1996 and fiscal 1997, respectively, primarily as a result of significant decreases in inventories and accounts receivable in fiscal 1996 and the net income generated in fiscal 1997. The
Company used $7.8 million of cash in operating activities in fiscal 1998 primarily due to increased inventories and accounts receivable. The Company's inventories increased because of an increase in finished goods inventory due to an unusually mild winter season causing reorders to be lower than expected and an acceleration in the purchase of raw material inventory to take advantage of lower prices due to the economic crisis in Asia. Year end accounts receivable balances were higher than the previous year primarily due to a higher shipping volume in January 1998.

                  The Company used $961,000, $419,000 and $2.0 million in cash for investing activities in fiscal 1996, fiscal 1997 and fiscal 1998, respectively, primarily for capital expenditures. Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were approximately $902,000, $507,000 and $1.3 million for fiscal 1996, 1997 and 1998, respectively. Capital expenditures were used primarily for additional computer upgrades, leasehold improvements and furniture, fixtures and equipment in fiscal 1997 and 1998. In addition, capital expenditures in fiscal 1998 include $451,000 of capital costs for the BET Design
Studio joint venture showroom and support office.

                  The Company used $10.5 million, $58,000 and $241,000 in financing activities in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.
In fiscal 1996, $9.9 million of the cash used was for the net repayment of debt.
The remainder of the cash used in fiscal 1996, and the primary use in fiscal
1997 and fiscal 1998, was for the payment of capital lease obligations.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained under the heading "Proposal No. 1-
Election of Directors" in the Company's definitive Proxy Statement (the "Proxy
Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 18, 1998, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive
Officers of the Registrant" in Item 1 above of this Report.

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


                  3.                Exhibits:

                  3.1               Certificate of Incorporation.(1)

                  3.2               By-Laws, as amended, of G-III Apparel Group, Ltd. (the
                                    "Company").(8)

                  10.1              Employment Agreement, dated February 1, 1994, between
                                    the Company and Morris Goldfarb.(5)

                  10.3 Fourth Amended and Restated Loan Agreement, dated May 31, 1997, by and among G-III
                                    Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet
                                    Bank, N.A., as Agent, Collateral Monitoring
                                    Agent and Issuing Bank for such Banks.(8)

                  10.4              Lease Agreement, dated as of October 20, 1987, between
                                    3738 West Company and G-III.(2)

                  10.5              Lease Agreement, dated as of September 14, 1989, between
                                    3738 West Company and G-III.(2)

                  10.6              Sublease Agreement, dated March 9, 1990, between GWC
                                    Investments and the Company.(3)

                  10.7              Agreement of Sub-Sublease, dated December
                                    27, 1995, and First Amendment thereto, dated
                                    February 16, 1996, between the Company and
                                    Europe Craft Imports, Inc.(7)

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

                  10.10             Lease, dated January 31, 1994, between 512 and the

                                    Company.(6)

                  10.11             G-III Apparel Group, Ltd. 1989 Stock Option Plan, as
                                    amended.(5)

                  10.12             G-III Apparel Group, Ltd. Stock Option Plan for Non-
                                    Employee Directors.(3)

                  10.13             Limited Liability Company Agreement of BET STUDIO
                                    LLC, dated April 11, 1997, between G-III Leather Fashions,
                                    Inc. and Black Entertainment Television, Inc.(7)

                  10.14             G-III Apparel Group, Ltd. 1997 Stock Option Plan.(9)

                  21                Subsidiaries of the Company.

                  23                Consent of Grant Thornton LLP, dated April 13, 1998.

                  27                Financial Data Schedule Article 5.

                  27.1              Restated Financial Data Schedule Article 5.
                                    Year ended January 31, 1997.

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

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, which exhibit is incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,1997, which exhibit is incorporated herein by reference.

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

                                                G-III APPAREL GROUP, LTD.

                                                By /s/ Morris Goldfarb
                                                   -----------------------------
                                                  (Morris Goldfarb),
                                                   Chief Executive Officer)

April 30, 1998

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                                 Title                          Date
     ---------                                 -----                          ----
/s/ Morris Goldfarb             Director, Chief Executive Officer       April 30, 1998
---------------------------     (principal executive officer)
   (Morris Goldfarb)

/s/ Alan Feller                 Director, Executive Vice President      April 30, 1998
---------------------------     and Chief Operating Officer
   (Alan Feller)                (principal financial and accounting
                                officer)

/s/ Aron Goldfarb               Director and Chairman of the Board      April 30, 1998
---------------------------
   (Aron Goldfarb)

/s/ Lyle Berman                 Director                                April 30, 1998
---------------------------
   (Lyle Berman)

/s/ Thomas J. Brosig            Director                                April 30, 1998
---------------------------
   (Thomas J. Brosig)

                                Director                                April __, 1998
---------------------------
  (Willem van Bokhorst)

/s/ Sigmund Weiss               Director                                April 30, 1998
---------------------------
   (Sigmund Weiss)

/s/ George J. Winchell          Director                                April 30, 1998
---------------------------
   (George J. Winchell)

/s/ Carl Katz                   Director                                April 30, 1998
---------------------------
   (Carl Katz)

                            G-III Apparel Group, Ltd.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(a))


                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                      F-2

Financial Statements

     Consolidated Balance Sheets                                        F-3

     Consolidated Statements of Operations                              F-4

     Consolidated Statement of Stockholders' Equity                     F-5

     Consolidated Statements of Cash Flows                              F-6

     Notes to Consolidated Financial Statements                      F-8 - F-27

Financial Statement Schedules

     II - Valuation and Qualifying Acconts                              S-1



All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

                     REPORT OF INDEPENDENT CERTIFIED
                           PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for each of the three years in the period ended January 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


New York, New York
April 13, 1998

                    G-III Apparel Group, Ltd. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 January 31,
              (in thousands, except share and per share amounts)


                             ASSETS                                        1998               1997
                                                                          -------            ------
CURRENT ASSETS

   Cash and cash equivalents                                             $ 5,842            $13,067
   Accounts receivable                                                    12,664              9,870
   Allowance for doubtful accounts and sales discounts                    (1,247)            (2,694)
   Inventories                                                            20,232             13,986
   Prepaid expenses and other current assets                               1,758                969
                                                                         -------            -------
         Total current assets                                             39,249             35,198
PROPERTY, PLANT AND EQUIPMENT, NET                                         3,431              5,030
DEFERRED INCOME TAXES                                                      3,125              3,351
OTHER ASSETS                                                                 941                976
                                                                         -------            -------
                                                                         $46,746            $44,555
                                                                         =======            =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                                                         $ 3,478            $ 3,459
   Current maturities of obligations under capital leases                    256                376
   Income taxes payable                                                      973                447
   Accounts payable                                                        2,627              2,169
   Accrued expenses                                                        2,138              2,101
   Accrued nonrecurring charges                                              538              2,149
                                                                         -------            -------
         Total current liabilities                                        10,010             10,701
OBLIGATIONS UNDER CAPITAL LEASE                                              352                554
NONRECURRING CHARGES - LONG-TERM                                             397                475
MINORITY INTEREST                                                            301
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, 1,000,000 shares authorized; no shares issued and outstanding in all periods

   Common stock - $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 6,506,276 and 6,477,156
     shares on January 31, 1998 and 1997, respectively                        65                 65
   Additional paid-in capital                                             23,700             23,638
   Retained earnings                                                      11,921              9,122
                                                                         -------            -------
                                                                          35,686             32,825
                                                                         -------            -------
                                                                         $46,746            $44,555
                                                                         =======            =======

The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                    Year ended January 31,
                                                            ---------------------------------------
                                                              1998             1997           1996
                                                            --------          ------        -------
Net sales                                                   $120,136        $117,645       $121,663
Cost of goods sold                                            92,706          89,166         97,769
                                                            --------        --------       --------

        Gross profit                                          27,430          28,479         23,894

Selling, general and administrative expenses                  22,640          22,433         21,769
                                                            --------        --------       --------

        Operating profit                                       4,790           6,046          2,125

Interest and financing charges, net                            1,534           2,075          2,433
                                                            --------        --------       --------

        Income (loss) before minority interest
         and income taxes                                      3,256           3,971           (308)

Minority interest in loss of joint venture                       449
                                                            --------        --------       --------

        Income (loss) before income taxes                      3,705           3,971           (308)

Income taxes                                                     906             885             89
                                                            --------        --------       --------

        NET INCOME (LOSS)                                   $  2,799        $  3,086       $   (397)
                                                            ========        ========       ========

Earnings (loss) per common share
   Basic                                                    $    .43        $    .48       $   (.06)
                                                            ========        ========       ========

Weighted average number of shares outstanding - basic          6,487           6,469          6,460
                                                            ========        ========       ========

Earnings (loss) per common share
   Diluted                                                  $    .40        $    .46       $   (.06)
                                                            ========        ========       ========

Weighted average number of shares outstanding -
   diluted                                                     7,051           6,739          6,460
                                                            ========        ========       ========

The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended January 31, 1996, 1997 and 1998
                                 (in thousands)

                                                       Additional
                                         Common          paid-in          Retained
                                          stock          capital          earnings          Total
                                        -------        ---------         ---------       ---------
Balance as of January 31, 1995            $65            $23,603          $  6,433         $30,101

Employee stock options exercised                              12                                12
Net loss for the year                                                         (397)           (397)
                                         ----          ---------          --------         -------
Balance as of January 31, 1996             65             23,615             6,036          29,716

Employee stock options exercised                              23                                23
Net income for the year                                                      3,086           3,086
                                         ----          ---------          --------         -------
Balance as of January 31, 1997             65             23,638             9,122          32,825

Employee stock options exercised                              62                                62
Net income for the year                                                      2,799           2,799
                                         ----          ---------           -------         -------
BALANCE AS OF JANUARY 31, 1998            $65            $23,700           $11,921         $35,686
                                         ====          =========           =======         =======














The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year ended January 31,
                                                           ----------------------------------------
                                                               1998           1997            1996
                                                              ------         ------          ------
Cash flows from operating activities
   Net income (loss)                                       $   2,799        $  3,086     $     (397)
                                                            --------         -------      ---------
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities
       Depreciation and amortization                           1,227           1,534          1,576
       Deferred income tax benefit                               294          (1,634)
       Loss on disposition of fixed assets                                       179
       Changes in operating assets and liabilities
         Accounts receivable                                  (4,241)          1,819          4,419
         Inventories                                          (6,246)            221         11,325
         Prepaid income taxes                                                    502          3,702
         Prepaid expenses and other current
           assets                                                (66)             (1)          (502)
         Other assets                                             62             (49)           (48)
         Accounts payable and accrued
            expenses                                             426            (177)        (2,441)
         Income taxes payable                                    458             447
         Minority interest                                       301
                                                            --------         -------      ---------
                                                              (7,785)          2,841         18,031
                                                            --------        --------        -------

        Net cash (used in) provided by operating
          activities                                          (4,986)          5,927         17,634
                                                            --------         -------        -------

Cash flows from investing activities
   Capital expenditures                                       (1,304)           (507)          (902)
   Capital dispositions                                           56              88             17
   Investment in foreign subsidiaries                                                           (76)
   Investment in joint venture                                  (750)
                                                            --------         -------      ---------
        Net cash used in investing activities                 (1,998)           (419)          (961)
                                                            --------       ---------      ---------

                     G-III Apparel Group, Ltd. and Subsidiaries

                                     (in thousands)


                                                                    Year ended January 31,
                                                              ------------------------------------
                                                              1998            1997            1996
                                                              ----            ----            ----
Cash flows from financing activities
   Increase (decrease) in notes payable, net                 $    19         $   479       $ (9,927)
   Payments for capital lease obligations                       (322)           (560)          (562)
   Proceeds from exercise of stock options                        62              23             12
                                                             -------         -------       --------
      Net cash used in financing activities                     (241)            (58)       (10,477)
                                                             -------         -------       --------

      NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                                 (7,225)          5,450          6,196

Cash and cash equivalents at beginning of year                13,067           7,617          1,421
                                                             -------         -------       --------
Cash and cash equivalents at end of year                     $ 5,842         $13,067       $  7,617
                                                             =======         =======       ========


Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                               $ 1,520        $  2,047      $   2,293
      Income taxes                                               517           1,836            227









The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 1998, 1997 and 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Business Activity and Principles of Consolidation

        As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The Company designs, manufactures, imports and markets an extensive range of leather and textile apparel which is sold to retailers throughout the United States. The Company also operates four retail outlet stores.

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

    3.  Joint Ventures

        In fiscal 1995, the Company entered into a joint venture agreement with a Chinese entity principally to operate a factory located in the People's Republic of China. The Company invested $542,000 to obtain a 39% interest in the joint venture company. The joint venture company has an initial term of twenty years. The Company accounts for the joint venture operations, which are not material, using the equity method of accounting.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE A (CONTINUED)

        In 1997, the Company formed a joint venture with Black Entertainment Television, Inc. ("BET") to produce a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1,000,000. In addition, the agreement provides for the Company and BET each to make an additional capital contribution up to $1,000,000. As of January 31, 1998, BET and the Company have each contributed $750,000 to this joint venture. The Company has a 50.1% ownership interest in the joint venture and includes the results of the joint venture less the share of the minority interest in its consolidated financial statements.

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

        The following are the estimated lives of the Company's fixed assets:

                    Machinery and equipment                      5 to 7 years
                    Transportation equipment                     5 years
                    Furniture and fixtures                       5 years
                    Computer equipment                           2 to 5 years
                    Building                                     20 years

        Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE A (CONTINUED)

        The Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

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

    9.  Net Income (Loss) Per Common Share

        In 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior period EPS data presented.

        Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE A (CONTINUED)

        A reconciliation between basic and diluted earnings per share is as follows:

                                                                    Year ended January 31,
                                                             --------------------------------------
                                                              1998            1997            1996
                                                              -----           ----            ----
                                                            (in thousands, except per share amounts)
           Net income (loss)                                $2,799          $3,086        $  (397)
                                                             =====           =====         ======
           Basic EPS
              Basic common shares                            6,486           6,469          6,460
                                                             =====           =====          =====
              Basic EPS                                       $.43            $.48          $(.06)
                                                              ====            ====           ====
           Diluted EPS

             Basic common shares                             6,486           6,469          6,460
             Plus impact of stock options                      565             270
                                                            ------          ------
              Diluted common shares                          7,051           6,739          6,460
                                                             =====           =====          =====
              Diluted EPS                                     $.40            $.46          $(.06)
                                                              ====            ====           ====

        Excluded from the above calculations are 50,000 and 849,000 of stock options which were deemed to be antidilutive for the years ended January 31, 1998 and 1996, respectively. For the year ended January 31, 1997, no stock options were deemed to be antidilutive.

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE A (CONTINUED)

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

  12.   Foreign Currency Translation

        The financial statements of subsidiaries outside the United States other than Indonesia are measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. The effect of this translation for the periods presented is not significant. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

        The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in 1998, 1997 and 1996 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.

NOTE B - NONRECURRING OR UNUSUAL CHARGES

    During 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate a factory located in Indonesia, to reduce costs and to streamline and consolidate operations. The domestic factory was closed during 1995 with no loss of revenue. During fiscal 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with a

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE B (CONTINUED)

    disposition of the factory. In December 1997, the Company was approached by an outside third party to manufacture luggage, a new line of business for the Company, at its Indonesian factory. The Company began producing luggage in February 1998. As a result of this new line of business, the Company has discontinued its plan to close the factory. At January 31, 1998, a portion of the nonrecurring charge balance ($462,000) relates to the uncertainty of the remaining assets in Indonesia caused by the instability of the Indonesian economy (Note O).

    Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

    The status of the components of the nonrecurring charge was:

                                                       Balance at         Current         BALANCE AT
                                                       January 31,        period          JANUARY 31,
                                                          1997           activity            1998
                                                       ----------       ----------        ----------
                                                       -------------------(000's)-------------------
        Closure of domestic facility                    $2,624          $(2,151)            $473
        Uncertainty of Indonesian assets                                    462              462
                                                        ------          -------              ---
                                                        $2,624          $(1,689)            $935
                                                         =====          =======              ===


NOTE C - INVENTORIES

    Inventories consist of:

                                                                           Year ended January 31,
                                                                         -------------------------
                                                                           1998            1997
                                                                         -------          ------
                                                                         ----------(000's)--------
       Finished goods                                                     $14,137          $10,382
       Work-in-process                                                          1               27
       Raw materials                                                        6,094            3,577
                                                                          -------          -------
                                                                          $20,232          $13,986
                                                                           ======           ======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE D - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at cost consist of:

                                                                         Year ended January 31,
                                                                         ------------------------
                                                                           1998            1997
                                                                         --------        --------
                                                                         ----------(000's)-------
       Machinery and equipment                                          $  1,348        $  1,283
       Leasehold improvements                                              4,253           3,527
       Transportation equipment                                               97             187
       Furniture and fixtures                                              1,295           1,325
       Computer equipment                                                  3,535           2,691
       Land and building (net of write-down of Indonesian
          factory; Note B)                                                    25           1,803

       Property under capital leases (Note F)
          Land                                                                55              55
          Building                                                           185             185
          Computer equipment                                                  52             245
          Machinery and equipment                                                            190
          Leasehold improvement                                              650           1,150
                                                                        --------         -------
                                                                          11,495          12,641
       Less accumulated depreciation and amortization
          (including $620,000 and
          $756,000 on property under
          capital leases at January 31, 1998 and
          1997, respectively)                                              8,064           7,611
                                                                         -------         -------
                                                                        $  3,431        $  5,030
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

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE E (CONTINUED)

    The Company has a domestic loan agreement with three banks which expires on May 31, 1999. The agreement provides for $52,000,000 in borrowings through October 30, 1998, and $40,000,000 through May 31, 1999. A maximum of $40 million from May 31, 1998 to November 14, 1998 and $30 million from November 15, 1998 to May 30, 1999 during each year of this agreement is available for direct borrowings, bankers' acceptances and the unused balance for letters of credit. All amounts available for borrowing are subject to borrowing base formulas.

    All borrowings under the agreement are payable on demand and bear interest at the option of the Company at either the prevailing prime rate (8.5% at April 13, 1998) or LIBOR plus 250 basis points (8.16% at April 13, 1998) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

    The weighted average interest rates were 8.5% and 10.03% as of January 31, 1998 and 1997, respectively.

    At January 31, 1998 and 1997, the Company was contingently liable under letters of credit in the amount of approximately $6,800,000 and $4,800,000, respectively.

NOTE F - CAPITAL LEASE OBLIGATIONS

    In September 1986, the New York City Industrial Development Agency ("Agency") issued $1,442,000 of floating rate Industrial Development Revenue Bonds to a commercial bank for the purpose of acquiring and renovating real property located at 345 West 37th Street in New York. The bonds bear interest at 92% of the bank's prime rate, which was 8.5% at January 31, 1998 plus 1.48% per annum. Simultaneously, the Agency leased the property to 345 West 37th Corp. ("345 West"), a company under the management and control of two principal stockholders, for 15 years. 345 West, in turn, subleased the property to G-III Leather Fashions, Inc. ("G-III"), a subsidiary of

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE F (CONTINUED)

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

    In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 31, 1998:

                                                             (000's)
         Year ending January 31,
            1999                                               $292
            2000                                                188
            2001                                                119
            2002                                                 75
                                                               ----
         Net minimum lease payments                             674

         Less amount representing interest                       66
                                                               ----
         Present values of minimum lease payments              $608
                                                               ====
         Current portion                                       $256
         Noncurrent portion                                     352
                                                               ----
                                                               $608
                                                               ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE G - INCOME TAXES

    Income taxes are provided for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    The income tax provision (benefit) is comprised of the following:

                                                                Year ended January 31,
                                                      --------------------------------------------
                                                        1998               1997             1996
                                                        ----               ----             ----
                                                      ------------------(000's)-------------------
        Current
           Federal                                     $1,044           $ 2,370            $(271)
           State and city                                  68                73              164
           Foreign                                         88                76              196
                                                       ------          --------            ------
                                                        1,200             2,519               89
        Deferred                                         (294)           (1,634)              -
                                                       ------          --------            ------
                                                      $   906          $    885            $  89
                                                       ======          ========            ======
        Earnings (loss) before income taxes
            United States                              $3,358           $ 4,912            $(775)
            Non-United States                             347              (941)             467

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE G (CONTINUED)

    The significant components of the Company's deferred tax asset at January 31, 1998 and 1997 are summarized as follows:

                                                                             1998              1997
                                                                             ----              ----
                                                                         ------------(000's)-----------
        Provision for bad debts and sales allowances                       $   237            $1,076
        Depreciation                                                         1,320             1,099
        Inventory write-downs                                                  345               271
        Nonrecurring charges                                                 1,058             1,083
        Straight-line lease                                                    168               223
        Other                                                                   (3)              (13)
                                                                          --------           -------
                                                                             3,125             3,739
        Deferred tax asset valuation allowance                                                  (388)
                                                                          --------           -------
                                                                            $3,125            $3,351
                                                                           =======           =======

    During the years ended January 31, 1998 and 1997, the valuation allowance decreased by approximately $388,000 and $912,000, respectively. Due to changes in economic circumstances, the Company has assessed its past earnings history and trends and has evaluated its anticipated profitability over the period of years in which the temporary differences are expected to become tax deductions. Management has reduced the allowance to an amount at which it believes sufficient taxable income will be generated to realize the net deferred tax assets. The Company has state and local net operating loss carryforwards of $2,500,000, which will be available to offset its earnings during the carryforward period. If not used, these carryforwards begin to expire in 2010.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE G (CONTINUED)

    The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                               YEAR ENDED                 Year ended                Year ended
                                                            JANUARY 31, 1998           January 31, 1997          January 31, 1996
                                                          ---------------------       -------------------       -----------------
                                                                        PERCENT                   Percent                  Percent
                                                                           OF                        of                       of
                                                          AMOUNT         INCOME       Amount       income       Amount      income
                                                          ------         ------       ------       ------       ------      ------
                                                          (000'S)                     (000's)                   (000's)
       Provision (benefit) for Federal income taxes at
         the statutory rate                               $1,263          34.0%       $1,350        34.0%       $(105)      (34.0)%
       State and city income taxes, net of Federal
         income tax benefit                                   45           1.2            48         1.2           98        31.8
       Effect of foreign taxable operations                  (34)          (.9)          397        10.0           37        12.0
       Valuation allowance for deferred taxes               (388)        (10.4)         (912)      (22.9)         (90)      (29.2)
       Effect of tax examination                                                                                  154        50.0
       Other, net                                             20            .6             2                       (5)       (1.7)
                                                         -------       -------      --------     -------       ------      ------

       Actual provision (benefit) for income taxes       $   906          24.5%      $   885        22.3%      $   89        28.9%
                                                          ======         =====        ======        ====        =====       =====

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company currently leases warehousing, executive and sales facilities, and transportation equipment. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 1998 are:

                                                                         Sublease
                                                        Gross             income             Net
                                                        -----            ---------           ----
                                                 ---------------------(000's)--------------------
       Year ending January 31,

          1999                                        $1,598              $ (81)          $1,517
          2000                                           946                (90)             856
          2001                                           624               (100)             524
          2002                                           600                (42)             558
          2003                                           600                (44)             556
                                                      ------              -----           ------

                                                      $4,368              $(357)          $4,011
                                                      ======              =====           ======



    Rent expense on the above operating leases (including amounts leased from 345 West - Note K) for the years ended January 31, 1998, 1997 and 1996 was approximately $1,624,000, $1,570,000 and $1,513,000, respectively, net of sublease income of $744,000, $702,000, and $57,000, respectively.

    In April 1988, 345 West received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at a variable rate (8.25% at January 31, 1998). The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $572,000 and $654,000 as of January 31, 1998 and 1997, respectively. In conjunction with the closure of this domestic facility (described in Note B), the Company has reflected $473,000 and $541,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 1998 and 1997, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE H (CONTINUED)

    The Company has entered into royalty agreements that provide for royalty payments from 6% to 9% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $3,188,000, $2,585,000 and $575,000 for the years ended January 31, 1998,
    1997 and 1996, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:


              Year ending January 31,                               Amount
             -----------------------                              ---------
                 1999                                            $1,869,000
                 2000                                             1,118,000
                 2001                                             1,290,000
                                                                  ---------
                                                                 $4,277,000
                                                                  ---------
                                                                  ---------


    The Company has an employment agreement with its chief executive officer which expires on January 31, 1999. The agreement shall automatically be renewed for successive one-year terms, unless either party shall give the other not less than 90 days' prior written notice of intent not to renew. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million. If, after a change in control of the Company, as defined in the agreement, the chief executive officer's employment is terminated: (i) by the Company without cause, or (ii) by him because of a material breach of the agreement by the Company, then the chief executive officer has the right to receive an amount equal to 2.99 times his base salary and bonus. The agreement also provides for supplemental pension payments of $50,000 per year provided that the Company achieves net income, as defined, in excess of $1,500,000.

NOTE I - STOCKHOLDERS' EQUITY

    Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements, prohibit the payment of cash dividends without consent.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE I (CONTINUED)

    Stock Options

    The Company's stock plans authorize the granting of 1,630,000 options to executive and key employees and 31,500 to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the year ended January 31, 1998 would have decreased by $230,000 and $.03 per share, respectively. Net income and earnings per share for the year ended January 31, 1997 would have been decreased by approximately $262,000 or $.04 per share, respectively. Net loss would have been increased by approximately $19,000 and the net loss per share would remain unchanged for the year ended January 31, 1996. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

    The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $3.19, $1.93 and $1.55 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively:

                                                         1998              1997            1996
                                                       --------          -------          -----
         Expected stock price volatility               68.9%             70.9%            76.1%
         Expected lives of options
            Directors and officers                      7 YEARS           7 years          7 years
            Employees                                   6 YEARS           6 years          6 years
         Risk-free interest rate                        6.6%              5.6%             6.6%
         Expected dividend yield                        0%                0%               0%

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1998, 1997 and 1996

NOTE I (CONTINUED)

    Information regarding these option plans for 1998, 1997 and 1996 is as follows:

                                       1998                    1997                      1996
                                -------------------      -------------------    ----------------------
                                            WEIGHTED                Weighted                 Weighted
                                             AVERAGE                 average                  average
                                            EXERCISE                exercise                 exercise
                                SHARES        PRICE     Shares        price      Shares        price
                               ---------   ----------  --------    ----------   --------     ----------

         Options
         outstanding at
           beginning of year   989,465        $2.15    888,320       $2.05       810,125         $2.00

         Exercised             (38,565)        2.00     (7,020)       2.00        (6,455)         2.00
         Granted               199,000         4.54    137,000        2.64       100,000          2.53
         Cancelled or
         forfeited             (16,880)        2.54    (28,835)       2.00       (15,350)         2.00
                             ---------                 --------                  --------

         Options
         outstanding at
           end of year       1,133,020         2.56    989,465        2.15       888,320          2.05
                             =========                 =======                   =======

         Exercisable           889,120         2.24    735,252        2.14       452,785          2.00
                             =========                 =======                   =======

    The following table summarizes information about stock options outstanding:

                                                 Weighted                      Number
                                Number out-       average      Weighted      exercisable     Weighted
                               standing as of    remaining      average        as of          average
            Range of            January 31,     contractual    exercise      January 31,     exercise
         exercise prices           1998            life          price          1998           price
         ---------------       -----------      ---------     ---------      ----------      -------
          $1.625 to $3.00        934,020          6.4 years      $2.14        839,120          $2.14
          $3.01  to $5.875       199,000          9.3 years       4.54         50,000           4.00
                               ---------                                     --------

                               1,133,020          6.9 years       2.56        889,120           2.24
                               =========                                      =======


                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE J - MAJOR VENDORS AND CUSTOMERS

    For the years ended January 31, 1998, 1997 and 1996, the Company purchased 12%, 11% and 13%, respectively, of total purchases through one buying agent. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

    For the years ended January 31, 1998 and 1997, one customer accounted for 17.1% and 12.8%, respectively, of the Company's net sales. For the year ended January 31, 1996, no customer accounted for more than 10% of the Company's net sales. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

NOTE K - RELATED PARTY TRANSACTIONS

    During the years ended January 31, 1998, 1997 and 1996, G-III leased space from 345 West (Notes F and H). Operating expenses paid by G-III to 345 West during the years ended January 31, 1998, 1997 and 1996, amounted to approximately $229,000, $182,000 and $173,000, respectively.

    An executive and an outside director of the Company own approximately 20% and 3%, respectively, of equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. During the years ended January 31, 1998 and 1997, Wilsons accounted for approximately $6,913,000 and $6,741,000, respectively, of the Company's net sales. Accounts receivable from Wilsons at January 31, 1998 and 1997 were approximately $286,000 and $775,000, respectively.

NOTE L - PENSION PLANS

    The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $137,000, $120,000 and $108,000, for the years ended January 31, 1998, 1997 and 1996, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE L (CONTINUED)

    G-III contributed approximately $45,000, $37,000 and $39,000 for the years ended January 31, 1998, 1997 and 1996, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's new assets is not available from the plan's administrator.

NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 1998 and 1997 are as follows:

                                                                       QUARTER ENDED
                                                   ----------------------------------------------------
                                                   APRIL 30,      JULY 31,      OCTOBER 31,  JANUARY 31,
                                                     1997           1997           1997          1998
                                                   --------      --------       ----------   ----------
      JANUARY 31, 1998
        NET SALES                                  $ 6,531        $33,109       $61,125       $19,371
        GROSS PROFIT                                   462         10,366        15,536         1,066
        NET INCOME (LOSS)                           (3,248)         2,444         5,656        (2,053)

        NET INCOME (LOSS) PER COMMON SHARE
          BASIC                                     $(0.50)         $0.37         $0.87        $(0.32)
          DILUTED                                    (0.50)          0.35          0.80         (0.32)


                                                                      Quarter ended
                                                   -----------------------------------------------------
                                                   April 30,      July 31,      October 31,  January 31,
                                                     1996           1996           1996         1997
                                                   -------         -------      ---------    ----------
      January 31, 1997
        Net sales                                  $ 5,063        $26,209       $65,348       $21,025
        Gross profit                                   152          9,204        16,349         2,774
        Net income (loss)                           (3,440)         1,994         5,552        (1,020)

        Net income (loss) per common share
          Basic                                    $ (0.53)       $  0.31         $0.86       $(0.16)
          Diluted                                    (0.53)          0.30          0.83        (0.16)

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE M (CONTINUED)

    In the fourth quarter of 1997, the Company recorded a deferred tax benefit and tax benefits attributable to the utilization of state net operating loss carryforwards in the amount of $912,000. Other fluctuations are primarily the result of the seasonality of the Company's business.

NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED
               ACCOUNTING PRONOUNCEMENTS

    Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will be effective for the Company's financial statements issued for the fiscal year ending January 31, 1999. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net earnings and all other changes that are currently reflected in stockholders' investment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This is a disclosure-only effect and will not have an impact on the financial statements of the Company.

    Segment Information

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company's financial statements for the fiscal year ending January 31, 1999. This statement establishes standards for reporting information about segments in annual and interim financial statements. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure and management structure. The Company does not believe that this statement will have a significant impact on the consolidated financial statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         January 31, 1998, 1997 and 1996

NOTE O - EFFECT OF INDONESIAN ECONOMY

    Many Asia/Pacific countries, including Indonesia, are experiencing an economic crisis mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis has also involved declining prices in shares listed on the Indonesian Stock Exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property.

    Resolution of the economic crisis is dependent on the fiscal and monetary measures that will be taken by the government, actions which are beyond the Company's control, to achieve economic recovery. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings, including the effect flowing through from the Company's suppliers. The Company believes it has adequate sources of alternative financing and suppliers. The Company has written off a substantial portion of the value of the assets located in Indonesia in connection with the 1995 restructuring (Note B). The Company believes that it has adequately provided for any potential future losses in connection with the instability of the Indonesian economy, in all material respects.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                        Column B                 Column C                   Column D         Column E
           --------                       ---------                 --------                  ---------        ---------
                                                                    Additions
                                                           ---------------------------
                                                               (1)              (2)
                                          Balance at       Charged to         Charged                         Balance at
                                          beginning        costs and          to other        Deductions         end of
         Description                      of period        expenses           accounts            (a)            period
         -----------                      ---------        --------           --------        ----------      ----------
YEAR ENDED JANUARY 31, 1998
   DEDUCTED FROM ASSET ACCOUNTS
      ALLOWANCE FOR DOUBTFUL ACCOUNTS        $1,894           $  177                              $1,386          $  685
      ALLOWANCE FOR SALES DISCOUNTS             800            2,169                               2,407             562
                                             ------           ------                              ------          ------

                                             $2,694           $2,346                              $3,793          $1,247
                                             ======           ======                              ======          ======

Year ended January 31, 1997
   Deducted from asset accounts
      Allowance for doubtful accounts        $1,712           $  216                              $   34          $1,894
      Allowance for sales discounts           1,057            2,222                               2,479             800
                                             ------           ------                              ------          ------

                                             $2,769           $2,438                              $2,513          $2,694
                                             ======           ======                              ======          ======

Year ended January 31, 1996
   Deducted from asset accounts
      Allowance for doubtful accounts        $  785           $1,644                              $  717          $1,712
      Allowance for sales discounts           1,070            2,556                               2,569           1,057
                                             ------           ------                              ------          ------

                                             $1,855           $4,200                              $3,286          $2,769
                                             ======           ======                              ======          ======


(a)  Accounts written off as uncollectible, net of recoveries.


                                      S-1





                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................  'tm'