Form 10-Q
period 1998-04-30
G III APPAREL GROUP LTD /DE/
filed 1998-06-12
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended April 30, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to ______________________

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

Yes     XX            No
     ________             ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1998.

Common Stock, $.01 par value per share: 6,526,386 shares.


Part I          FINANCIAL INFORMATION                                   Page No.

    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        April 30, 1998 and January 31, 1998..................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        April 30, 1998 and 1997..............................4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended
                        April 30, 1998 and 1997..............................5

                Notes to Condensed Consolidated Financial Statements.........6-7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...................................................8-10

* The Balance Sheet at January 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II         OTHER INFORMATION

    Item 6.     Exhibits and  Reports on Form 8-K............................10

              1.  Amendment No. 1 to the Fourth Amended and
                  Restated Loan Agreement dated June 1, 1998 by and among G-III Leather Fashions, Inc., the Banks signatory thereto and Fleet Bank, N.A., as Agent.


                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                  ASSETS                                          APRIL 30,                JANUARY 31,
                                                                                     1998                     1998
                                                                                     ----                     ----
                                                                                 (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                       $     627                $  5,842
    Accounts receivable                                                                 7,546                  12,664
    Allowance for doubtful accounts and sales discounts                                (1,055)                 (1,247)
    Inventories - net                                                                  30,257                  20,232
    Prepaid expenses and other current assets                                           4,588                   1,758
                                                                                      -------                 -------

           Total current assets                                                        41,963                  39,249

PROPERTY, PLANT AND EQUIPMENT, NET                                                      3,512                   3,431

DEFERRED INCOME TAXES                                                                   3,057                   3,125

OTHER ASSETS                                                                            1,003                     941
                                                                                     --------                --------
                                                                                      $49,535                 $46,746
                                                                                       ======                  ======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $  12,623                $  3,478
    Current maturities of obligations under capital leases                                279                     256
    Income taxes payable                                                                  -0-                     973
    Accounts payable                                                                    1,840                   2,627
    Accrued expenses                                                                    1,531                   2,138
    Accrued nonrecurring charges                                                          528                     538
                                                                                     --------                --------

           Total current liabilities                                                   16,801                  10,010

OBLIGATIONS UNDER CAPITAL LEASE                                                           267                     352

NONRECURRING CHARGES - LONG-TERM                                                          396                     397

MINORITY INTEREST                                                                         299                     301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized; no shares
      issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 6,514,286 and 6,506,276 Shares on April 30, 1998 and January
      31, 1998, Respectively                                                               65                      65
    Additional paid-in capital                                                         23,716                  23,700
    Retained earnings                                                                   7,991                  11,921
                                                                                      -------                 -------
                                                                                       31,772                  35,686
                                                                                      -------                 -------
                                                                                      $49,535                 $46,746
                                                                                      =======                 =======


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                                 THREE MONTHS ENDED APRIL 30,
                                                                                 ----------------------------
                                                                                         (Unaudited)

                                                                                1998                  1997
                                                                                -----              -------

Net sales                                                                       $4,950                 $6,531
Cost of goods sold                                                               5,248                  6,069
                                                                               -------                -------

         Gross profit (loss)                                                      (298)                   462

Selling, general and administrative expenses                                     6,340                  5,814
                                                                               -------                -------

         Operating loss                                                         (6,638)                (5,352)

Interest and financing charges, net                                                163                     60
                                                                               -------                     --

         Loss before minority interest                                          (6,801)                (5,412)
           and income taxes

Minority interest in loss of joint venture                                        (251)                     0
                                                                               --------              --------

         Loss before income taxes                                               (6,550)                (5,412)

Income tax benefit                                                              (2,620)                (2,164)
                                                                               --------               -------
         Net loss                                                              $(3,930)              $ (3,248)
                                                                               ========               ========



LOSS PER COMMON SHARE:

    Basic and Diluted;

        Net loss per common share                                           $     (.60)            $     (.50)
                                                                             =========              =========
    Weighted average number of shares outstanding                            6,509,943              6,477,443
                                                                             =========              =========



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                              THREE MONTHS ENDED APRIL 30,
                                                                              ----------------------------
                                                                                       (Unaudited)
                                                                              1998                  1997
                                                                              ----                  ----
Cash flows from operating activities
    Net loss                                                            $  (3,930)             $  (3,248)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                                         323                    296
        Minority Interest                                                     251                      0
        Changes in operating assets and liabilities:
           Accounts receivable                                              4,926                  4,148
           Inventories                                                    (10,025)                (5,040)
           Prepaid income taxes                                            (3,992)                (2,586)
           Prepaid expenses and other current assets                          257                   (749)
           Other assets                                                       (62)                   (46)
           Accounts payable and accrued expenses                           (1,397)                   128
           Accrued Nonrecurring Charge                                        (11)                   (16)
                                                                          --------              --------
         Net cash used in operating activities                            (13,660)                (7,113)
                                                                          --------              --------
Cash flows from investing activities
    Capital expenditures                                                     (404)                  (118)
    Capital dispositions                                                        0                      2
    Investment in joint venture                                               250                      0
                                                                          --------              --------


         Net cash used in investing activities                               (654)                  (116)
                                                                          --------              ---------

Cash flows from financing activities
    Increase in notes payable, net                                          9,145                     18
    Payments for capital lease obligations                                    (62)                  (154)
    Proceeds from exercise of stock options                                    16                      1
                                                                          --------              ---------
       Net cash from (used in) financing activities                         9,099                   (135)
                                                                          --------              ---------
       NET  DECREASE IN CASH
          AND CASH EQUIVALENTS                                             (5,215)                (7,364)

Cash and cash equivalents at beginning of period                            5,842                 13,067
                                                                          --------              ---------
Cash and cash equivalents at end of period                               $    627               $  5,703
                                                                         =========              =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                          $    175               $     94
       Income taxes                                                         1,539                    440



The accompanying notes are an integral part of these statement

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three month period ended April 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

During the quarter ended July 31, 1997, a newly formed subsidiary, BET Design Studio, LLC commenced operations. The Company owns 50.1% of the subsidiary, and accordingly consolidates its results from its startup date in May 1997.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1998.

Note 2 - Inventories


                                                April  30,     January 31,
                                                  1998           1998
                                                 ------          -----
         Inventories consist of:                    (in thousands)

         Finished products                    $  19,340       $ 14,137
         Work-in-process                            162              1
         Raw materials                           10,755          6,094
                                               --------       --------
                                               $ 30,257       $ 20,232
                                               ========       ========


Note 3 - Net Loss Per Common Share

As of January 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior period EPS data presented.

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year. All prior year amounts have been restated to conform to the new presentation

Note 4 - Notes Payable

The company's loan agreement, which expires on May 31, 1999 provides for a line of credit in the amount of $52,000,000 until June 14, 1998, $56,000,000 from June 15, 1998 to September 30, 1998, $52,000,000 from October 1, 1998 to October 30, 1998 and $40,000,000 from October 31, 1998 to May 30, 1999. The amounts available include direct borrowings of $40,000,000 until June 14, 1998, $44,000,000 from June 15, 1998 to September 30, 1998, $40,000,000 from October
1, 1998 to November 14, 1998 and $30,000,000 from November 15, 1998 to May 30,
1999. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Note 5 - Nonrecurring Charges

Included in the original 1995 non-recurring charge was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31,1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory was contracted to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability being experienced in Indonesia, management determined that the remaining nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance ($333,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate.

The status of the provision at the end of the period was:


                                            Balance            1998            Balance
                                        January 31, 1998      Activity       April 30, 1998
                                        ----------------      --------       --------------
                                                         (in thousands)

Closure of Domestic Facility                 $  473           $ (140)           $ 333
Uncertainty of Indonesian Assets                462              -                462
                                             ------           ------            ------
                                             $  935           $  140            $ 462
                                             ======           ======            ======


Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three month periods ended April 30, 1998 and 1997, other comprehensive income was not material.

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

RESULTS OF OPERATIONS

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during the Company's fiscal year. Net sales for the three months ended April 30, 1998 were $5.0 million compared to $6.5 million for the same period last year. The decrease in net sales during the quarter was primarily attributable to a decrease in the sales of the women's and men's G-III and private label businesses ($1.5 million) and the discontinuance of two product lines ($700,000), partially offset by an increase in sales of Kenneth Cole licensed product ($500,000).

The Company incurred a gross loss of $298,000 for the three month period ended April 30, 1998 compared to a gross profit of $462,000 for the same period last year. The negative gross margin is primarily attributable to the sale of prior season merchandise at deep discounts.

Selling, general and administrative expenses for the three months ended April 30, 1998 were $6.3 million, inclusive of BET Design Studio expenses of $500,000. Excluding BET Design Studio expenses, the Company's selling, general and administrative expenses were $5.8 million in each of the three month periods, ended April 30, 1998 and 1997.

Interest expense and finance charges for the three month period ended April 30, 1998 were $163,000 compared to $60,000 for the comparable period last year. This increase is primarily attributable to a higher levels of bank debt compared to the prior period.

Income tax benefit of $2.6 million reflects an effective tax rate of 40% for the three months ended April 30, 1998 compared to an income tax benefit of $2.2 million which reflected the same effective tax rate in the comparable period last year.

As a result of the foregoing for the three months ended April 30, 1998 the Company had a net loss of $3.9 million or $0.60 per share, compared to a net loss of $3.2 million, or $0.50 share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's loan agreement, which expires on May 31, 1999 provides for a line of credit in the amount of $52,000,000 until June 14, 1998, $56,000,000 from June 15, 1998 to September 30, 1998, $52,000,000 from October 1, 1998 to October 30, 1998 and $40,000,000 from October 31, 1998 to May 30, 1999. The amounts available include direct borrowings of $40,000,000 until June 14, 1998, $44,000,000 from June 15, 1998 to September 30, 1998, $40,000,000 from October
1, 1998 to November 14, 1998 and $30,000,000 from November 15, 1998 to May 30,
1999. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.5% as of June 1, 1998) or LIBOR plus 250 basis points at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of April 30, 1998, there were $9.1 million in direct borrowings and approximately $16.3 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In February 1997, the Company formed a joint venture with Black Entertainment Television (BET) to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution of up to $1.0 million. As of April 30, 1998, BET and the Company have each contributed $1.0 million to this joint venture. The joint venture has negotiated an asset-based credit facility with The CIT Group. To support the requirement for over advances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank for approximately $3.5 million which is supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. As of April 30, 1998, the borrowing by the Indonesian subsidiary under its line of credit approximated $3.5 million. During May 1998, the Company paid down the $2.0 million stand-by letter of credit reducing the factory's credit line and bank debt balance to $1.5 million.

YEAR 2000 COMPLIANCE

The Company has conducted a review of its computer systems and operations to identify those systems of the Company as well as those of customers and vendors that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations.

The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare its systems for the year 2000. The expense of the year 2000 project, as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective the Company's financial statements for the fiscal year ending January 31, 1999. This statement establishes standards for reporting information about segments in annual and interim financial statements. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure and management structure. The Company does not believe that this statement will have a significant impact on the consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Amendment No. 1 to the Fourth Amended and Restated Loan Agreement dated June 1, 1998 by and among G-III Leather Fashions, Inc., the Bank's signatory thereto and Fleet Bank, N.A., as Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       G-III APPAREL GROUP, LTD.
                                               (Registrant)



Date: June 12, 1998                    By: /s/ Morris Goldfarb
                                           _____________________________________
                                           Morris Goldfarb
                                           Chief Executive Officer



Date: June 12, 1998                    By: /s/ Wayne S. Miller
                                           _____________________________________
                                           Wayne S. Miller
                                           Chief Financial Officer