Form 10-Q
period 1998-07-31
G III APPAREL GROUP LTD /DE/
filed 1998-09-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 1998
                               ------------------------------
                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                             ---------------------------------
Commission File Number                   0-18183
                             ---------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

        Delaware                                            41-1590959
--------------------------                           ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     345 West 37th Street, New York, New York                    10018
     ------------------------------------------------------------------------
     (Address of Principal Executive Office)                  (Zip Code)

                                 (212) 629-8830
                        -----------------------------------
              (Registrant's telephone number, including area code)

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

Yes    XX        No
     -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1998.

Common Stock, $.01 par value per share: 6,526,386 shares.



Part I        FINANCIAL INFORMATION                                           Page No.


   Item 1.  Financial Statements *

              Condensed Consolidated Balance Sheets -
                    July 31, 1998 and January 31, 1998.............................3

              Condensed Consolidated Statements of Operations -
                    For the Three Months Ended
                    July 31, 1998 and 1997.........................................4

              Condensed Consolidated Statements of Operations -
                    For the Six Months Ended
                    July 31, 1998 and 1997.........................................5

              Condensed Consolidated Statements of Cash Flows -
                    For the Six Months Ended
                    July 31, 1998 and 1997.........................................6

              Notes to Condensed Consolidated Financial Statements.................7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of

              Operations...........................................................9

* The Balance Sheet at January 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Stockholders.....................13

   Item 6.    Exhibits and Reports on Form 8-K....................................13

              1. Amendment No. 2 to the Fourth Amended and Restated Loan
                 Agreement, dated as of June 24, 1998, by and among G-III
                 Leather Fashions, Inc., the Banks signatory thereto and Fleet
                 Bank, N.A., as Agent.

              2. Amendment No. 3 to the Fourth Amended and Restated Loan
                 Agreement, dated as of July 31, 1998, by and among G-III
                 Leather Fashions, Inc., the Banks signatory thereto and Fleet
                 Bank, N.A., as Agent.


                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                         ASSETS                                        JULY 31,      JANUARY 31,
                                                                        1998           1998
                                                                        ----           ----
                                                                     (unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                          $     632      $  5,842
   Accounts receivable                                                   35,989        12,664
   Allowance for doubtful accounts and sales discounts                   (2,275)       (1,247)
   Inventories - net                                                     41,981        20,232
   Prepaid and refundable income taxes                                    1,905             -
   Prepaid expenses and other current assets                              1,555         1,758
                                                                        -------       -------
          Total current assets                                           79,787        39,249
PROPERTY, PLANT AND EQUIPMENT, NET                                        3,720         3,431
DEFERRED INCOME TAXES                                                     3,125         3,125
OTHER ASSETS                                                              1,207           941
                                                                        -------      --------
                                                                        $87,839       $46,746
                                                                        =======      ========


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                                                      $  41,520      $  3,478
   Current maturities of obligations under capital leases                   280           256
   Income taxes payable                                                       -           973
   Accounts payable                                                       7,279         2,570
   Accrued expenses                                                       4,352         2,138
   Accrued nonrecurring charges                                             596           538
                                                                       --------      --------
          Total current liabilities                                      54,027         9,953
OTHER LONG-TERM LIABILITIES                                                 606           806
MINORITY INTEREST                                                             -           301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

   Preferred stock, 1,000,000 shares authorized; no shares issued and outstanding in all periods

   Common stock - $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 6,526,386 and 6,506,276 shares on July 31, 1998
   and January 31, 1998, respectively                                        65            65
   Additional paid-in capital                                            23,740        23,700
   Retained earnings                                                      9,401        11,921
                                                                        -------       -------
                                                                         33,206        35,686
                                                                        -------       -------
                                                                        $87,839       $46,746
                                                                        =======       =======



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                    THREE MONTHS ENDED JULY 31,
                                                                    ---------------------------
                                                                           (Unaudited)

                                                                    1998               1997
                                                                   -----           ---------

Net sales                                                         $35,742            $33,109

Cost of goods sold                                                 26,343             22,143
                                                                  -------            -------

        Gross profit                                                9,399             10,966

Selling, general and administrative expenses                        6,732              6,497
                                                                 --------            -------

        Operating income                                            2,667              4,469

Interest and financing charges, net                                   659                506
                                                                 --------           --------

        Income before minority interest                             2,008              3,963
          and income taxes

Minority interest in loss of joint venture                           (342)              (113)
                                                                 ---------          ---------

        Income before income taxes                                  2,350              4,076

Income taxes                                                          940              1,632
                                                                ---------           --------
        Net income                                              $   1,410           $  2,444
                                                                =========           ========


INCOME PER COMMON SHARE:

   Basic:

       Net income per common share                              $     .22          $     .38
                                                                =========          =========
   Weighted average number of shares outstanding                6,525,700          6,482,464
                                                                =========          =========

   Diluted:

       Net income per common share                              $     .20          $     .35
                                                                =========          =========

   Weighted average number of shares outstanding                7,074,267          7,077,113
                                                                =========          =========


The accompanying notes are an integral part of these statements.

                            G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share and per share amounts)


                                                                     SIX MONTHS ENDED JULY 31,
                                                                   ----------------------------
                                                                           (Unaudited)

                                                                    1998               1997
                                                                    -----           --------

Net sales                                                         $40,692            $39,640

Cost of goods sold                                                 31,591             28,212
                                                                  -------            -------

        Gross profit                                                9,101             11,428

Selling, general and administrative expenses                       13,072             12,311
                                                                  -------            -------

        Operating loss                                             (3,971)              (883)

Interest and financing charges, net                                   822                566
                                                                  -------            -------

        Loss before minority interest                              (4,793)            (1,449)
          and income taxes

Minority interest in loss of joint venture                           (593)              (113)
                                                                  --------           --------

        Loss before income taxes                                   (4,200)            (1,336)

Income tax benefit                                                 (1,680)              (532)
                                                                 ---------           --------

        Net loss                                                 $ (2,520)           $  (804)
                                                                 =========           ========


LOSS PER COMMON SHARE:

   Basic and Diluted:

       Net loss per common share                                $    (.39)        $     (.12)
                                                                ==========         ==========

   Weighted average number of shares outstanding                6,517,822          6,479,953
                                                                ==========         ==========



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                       SIX MONTHS ENDED JULY 31,
                                                                ---------------------------------------
                                                                               (Unaudited)

                                                                     1998                         1997
                                                                 ------------                  ----------

Cash flows from operating activities

    Net loss                                                   $  (2,520)                         $ (804)
    Adjustments to reconcile net loss to
      net cash used in operating activities

        Depreciation and amortization                                658                             618
        Minority Interest                                           (593)                           (113)
        Changes in operating assets and liabilities:
           Accounts receivable                                   (22,297)                        (15,987)
           Inventories                                           (21,749)                        (15,634)
           Income taxes                                           (2,878)                           (951)
           Prepaid expenses and other current assets                 203                            (297)
           Other assets                                             (266)                            (67)
           Accounts payable and accrued expenses                   6,965                           2,955
           Accrued nonrecurring charge                               (35)                            (33)
           Other long term liabilities                                50                              50
                                                               ----------                        --------
         Net cash used in operating activities                   (42,462)                        (30,263)
                                                               ----------                        --------

Cash flows from investing activities

    Capital expenditures                                            (947)                           (311)
    Capital dispositions                                               -                               3
    Investment in joint venture by minority partner                  250                             100
                                                                ---------                        --------

         Net cash used in investing activities                      (697)                           (208)
                                                                ---------                        --------

Cash flows from financing activities

    Increase in notes payable, net                                38,042                          18,555
    Payments for capital lease obligations                          (133)                           (248)
    Proceeds from exercise of stock options                           40                              23
                                                              ----------                       ---------

       Net cash from financing activities                         37,949                          18,330
                                                              ----------                       ---------


       Net  decrease in cash and cash equivalents                 (5,210)                        (12,141)

Cash and cash equivalents at beginning of period                   5,842                          13,067
                                                              ----------                      ----------

Cash and cash equivalents at end of period                    $      632                      $      926
                                                              ==========                      ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for

       Interest                                                $     761                     $       415
       Income taxes                                                1,252                             442


The accompanying notes are an integral part of this statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the six month period ended July 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain reclassifications have been made to conform to the 1998 presentation.

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

Note 2 - Inventories


                                                           July  31,        January 31,
                                                              1998              1998
                                                              ----              ----
                                                                  (in thousands)
  Inventories consist of:


        Finished products                                 $ 33,076          $ 14,137
        Work-in-process                                        611                 1
        Raw materials                                        8,294             6,094
                                                           -------           -------
                                                           $41,981           $20,232
                                                           =======           =======

Note 3 - Income (Loss) Per Common Share

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

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year. All prior year amounts have been restated to conform to the new presentation.

Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 1999, was amended during the quarter ended July 31, 1998. The original agreement provided for a maximum line of credit that ranged from $40 million to $56 million at specific dates during the term. The amendments increased the maximum line of credit to amounts that range from $40 million to $63.5 million during the same loan term.

The amended line of credit increased maximum direct borrowings from a range of $30 million to $44 million to a range of $30 million to $50 million. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Note 5 - Nonrecurring Charges

Included in non-recurring charges recorded in December 1994 was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31, 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory contracted to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability being experienced in Indonesia, management determined that the remaining nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance of $438,000 relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $304,000 and $397,000 of nonrecurring charges at July 31, 1998 and January 31, 1998, respectively.

The status of the provision at the end of the period was:


                                   Balance          1998          Balance
                              January 31,1998     Activity    July 31, 1998
                              ---------------     --------    -------------
                                               (in thousands)


Closure of Domestic Facility       $  473      $  ( 35)        $   438
Uncertainty of Indonesian Assets      462            -             462
                                   -----       -------        -------
                                   $  935       $ ( 35)        $   900
                                   ======      ========       ========


Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three and six month periods ended July 31, 1998 and 1997, other comprehensive income was not material.

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

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1998 were $35.7 million compared to $33.1 million for the same period last year. The increase in net sales during the quarter was primarily attributable to an increase in sales of licensed apparel ($7.5 million), partially offset by decreases in sales of non-licensed apparel ($5.2 million). For the six months ended July 31, 1998, net sales were $40.7 million compared to $39.6 million for the same period in the prior year. The increase in net sales in the six month period was also attributable to an increase in sales of licensed apparel ($8.2 million), partially offset by decreases in sales of non-licensed apparel ($7.2 million). It is the Company's strategy to increase the sales of licensed apparel as a percentage of net sales.

Gross profit was $9.4 million for the three months ended July 31, 1998, compared to $11.0 million in the same period last year. Gross profit as a percentage of net sales was 26.3% for the three months ended July 31, 1998 compared to 33.1% for the same period last year. For the six month period ended July 31, 1998, gross profit was $9.1 million, or 22.4% of net sales, compared to $11.4 million, or 28.8%, of net sales for the same period last year. The reduction in gross profit as a percentage of net sales in both the three and six month periods primarily resulted from lower fee commission income with respect to Women's non-licensed apparel coupled with the sale of prior season merchandise at deep discounts in the non-licensed woven lines.

Selling, general and administrative expenses for the three months ended July 31, 1998 were $6.7 million compared to $6.5 million in the three months ended July 31, 1997. BET Design Studio, which commenced operations in May 1997, incurred expenses of $700,000 in the three months ended July 31, 1998, representing a $500,000 increase over the same period in the prior year. Excluding BET Design Studio expenses, selling, general and administrative expenses were 17.0% of net sales in the three months ended July 31, 1998 compared to 18.9% in the same period last year.

For the six month period ended July 31, 1998, selling, general and administrative expenses were $13.1 million compared to $12.3 million for the same period last year. BET Design Studio incurred expenses of $1.1 million in the six months ended July 31, 1998, an increase of $900,000 over the same period in the prior year. Excluding BET Design Studio expenses, selling, general and administrative expenses were 29.3% of net sales in the six months ended July 31, 1998 compared to 30.5% in the same period in the prior year. BET Design Studio expenses increased primarily in the areas of personnel and advertising, as staffing levels increased and advertising programs began. Excluding BET Design Studio expenses, the decrease in selling, general and administrative expenses for the three and six month periods ended July 31, 1998 was primarily attributable to savings in personnel costs. The BET Design Studio expenses allocable to the other shareholder (approximately one-half of these expenses) are reflected in "Minority interest in loss of joint venture".

Interest expense and finance charges for the three months ended July 31, 1998 were $659,000 compared to $506,000 in the comparable period last year. For the six months ended July 31, 1998, interest expense was $822,000 compared to $566,000 in the same period in the prior year. The higher interest expense relates to increased borrowings as a result of purchasing increased amounts of raw materials at favorable prices, and higher finished goods inventory levels.

Income taxes of $1.0 million reflect an effective tax rate of 40.0% for the three months ended July 31, 1998 compared to income taxes of $1.6 million (same effective tax rate) in the comparable period in the prior year. For the six months ended July 31, 1998, the income tax benefit of $1.7 million also reflects an effective tax rate of 40.0%, compared to an income tax benefit of $532,000 (same effective tax rate) in the same period last year.

As a result of the foregoing, for the three months ended July 31, 1998 the Company had net income of $1.4 million, or $.20 per diluted share, compared to net income of $2.4 million, or $.35 per diluted share, for the comparable period in the prior year. For the six months ended July 31, 1998, the Company had a net loss of $2.5 million, or $.39 per share, compared to a net loss of $904,000, or $.12 per share, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's loan agreement, which expires on May 31, 1999, was amended during the quarter ended July 31, 1998. The original agreement provided for a maximum line of credit that ranged from $40 million to $56 million at specific dates during the term. The amendments increased the maximum line of credit to amounts that range from $40 million to $63.5 million during the same loan term.

The amended line of credit increased maximum direct borrowings from a range of $30 million to $44 million to a range of $30 million to $50 million. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.5% as of September 1, 1998) or LIBOR plus 250 basis points, at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement includes covenants that require the Company to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of July 31, 1998, there were $39.2 million in direct borrowings and approximately $13.6 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In February 1997, the Company formed a joint venture with Black Entertainment Television (BET) to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution of up to $1.0 million. As of July 31, 1998, BET and the Company have each contributed $1.0 million to this joint venture. The joint venture has negotiated an asset-based credit facility with The CIT Group. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary. As of July 31, 1998, there was $804,000 in direct debt outstanding under this CIT Group credit facility.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank which was partially supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. On May 12, 1998, the Company paid down the $2.0 million stand-by letter of credit, reducing the factory's credit line to $1.5 million. As of July 31, 1998, the borrowing by the Indonesian subsidiary under its line of credit approximated $1.5 million.

YEAR 2000 COMPLIANCE

The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including Federated Department Stores, Wal-Mart, and Daytons. This program allows the Company to receive customer orders, provide advanced shipping notices, monitor store inventory and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its customers' warehouses in advance as to shipments.

The Company has a formal year 2000 compliance schedule that addresses the Company's IT systems. During the quarter ended July 31, 1998, the Company completed its upgrade of its accounting systems, to ensure proper processing of transactions relating to the year 2000 and beyond. In addition, the Company is currently evaluating its other management information systems, such as manufacturing and distribution system, microcomputers, telephones and fax machines, and have set forth plans to upgrade, modify or replace such equipment. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. The Company expects to complete this process and be year 2000 compliant by mid 1999.

The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. The Company currently estimates that it will need to expend approximately $200,000 to $300,000 to complete its year 2000 compliance. The Company expects these amounts to be funded with cash flow generated from operations.

The Company has taken steps to determine if its major customers and suppliers are year 2000 compliant and is in process of establishing a contingency plan in the event that these suppliers and vendors are not year 2000 compliant. The Company has requested written confirmation from its customers and suppliers as to their year 2000 compliance status.

Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors/ information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective with the Company's financial statements for the fiscal year ending January 31, 1999. This statement establishes standards for reporting information about segments in annual and interim financial statements. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure and management structure. The Company does not believe that this statement will have a significant impact on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

       (a) The Company's Annual Meeting of Stockholders was held on June 18, 1998 (the "Annual Meeting").

       (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

         (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):


             -----------------    ----------    ---------------------------

                 NOMINEE           VOTES FOR     WITHHELD AUTHORITY TO VOTE

             -----------------    ----------    ---------------------------

             Morris Goldfarb      6,239,650             2,855
             -----------------    ----------    ---------------------------
             Aron Goldfarb        6,239,650             2,855
             -----------------    ----------    ---------------------------
             Lyle Berman          6,239,545             2,960
             -----------------    ----------    ---------------------------
             Thomas J. Brosig     6,239,650             2,855
             -----------------    ----------    ---------------------------
             Alan Feller          6,239,650             2,855
             -----------------    ----------    ---------------------------
             Carl Katz            6,239,650             2,855
             -----------------    ----------    ---------------------------
             Willem van Bokhorst  6,239,650             2,855
             -----------------    ----------    ---------------------------
             Sigmund Weiss        6,239,650             2,855
             -----------------    ----------    ---------------------------
             George J.Winchell    6,239,650             2,855
             -----------------    ----------    ---------------------------


         (ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending January 31, 1999. The Company's stockholders voted as follows:

                FOR:             6,240,000
                AGAINST:             1,005
                ABSTENTIONS:         1,500
                BROKER NON-VOTES:        0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Amendment No. 2 to the Fourth Amended and Restated Loan Agreement, dated as of June 24, 1998, by and among G-III Leather Fashions, Inc., the Bank's signatory thereto and Fleet Bank, N.A., as Agent.

2. Amendment No. 3 to the Fourth Amended and Restated Loan Agreement, dated as of July 31, 1998, by and among G-III Leather Fashions, Inc., the Bank's signatory thereto and Fleet Bank, N.A., as Agent.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   G-III APPAREL GROUP, LTD.
                                                         (Registrant)



Date: September 14, 1998                         By: /s/ Morris Goldfarb
                                                     ---------------------
                                                     Morris Goldfarb
                                                     Chief Executive Officer


Date: September 14, 1998                         By: /s/ Wayne S. Miller
                                                    ----------------------
                                                     Wayne S. Miller
                                                     Chief Financial Officer