Form 10-Q
period 1998-10-31
G III APPAREL GROUP LTD /DE/
filed 1998-12-15
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly period ended October 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


            Delaware                                41-1590959
 -------------------------------               --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                  Identification No.)

          345 West 37th Street, New York, New York        10018
         -----------------------------------------------------------
              (Address of Executive Office)            (Zip Code)

                                 (212) 629-8830
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1998.

Common Stock, $.01 par value per share: 6,526,386 shares.

Part I   FINANCIAL INFORMATION                             Page No.
  Item 1. Financial Statements *

         Condensed Consolidated Balance Sheets -
              October 31, 1998 and January 31, 1998............3

         Condensed Consolidated Statements of Operations -
              For the Three Months Ended
              October 31, 1998 and 1997........................4

         Condensed Consolidated Statements of Operations -
              For the Nine Months Ended
              October 31, 1998 and 1997........................5

         Condensed Consolidated Statements of Cash Flows -
              For the Nine Months Ended
              October 31, 1998 and 1997........................6

         Notes to Condensed Consolidated Financial Statements..7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...........................................9


* The Balance Sheet at January 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II  OTHER INFORMATION

  Exhibit 10 Letter Agreement dated October 31, 1998 between the Registrant and Alan Feller

                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)



                  ASSETS                     OCTOBER 31,   JANUARY 31,
                  ------                        1998         1998
                                                ----         ----
                                             (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                  $     575      $  5,842
  Accounts receivable                           45,093        12,664
  Allowance for doubtful accounts and           (2,571)       (1,247)
  sales discounts
  Inventories - net                             27,068        20,232
  Prepaid expenses and other current assets      1,311         1,758
                                             ---------      --------
       Total current assets                     71,476        39,249

PROPERTY, PLANT AND EQUIPMENT, NET               3,938         3,431

DEFERRED INCOME TAXES                            3,125         3,125

OTHER ASSETS                                     1,209           941
                                             ---------      --------
                                               $79,748       $46,746
                                             ---------      --------
                                             ---------      --------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                              $  30,023      $  3,478
  Current maturities of obligations under          221           256
  capital leases
  Income taxes payable                           1,010           973
  Accounts payable                               4,077         2,570
  Accrued expenses                               5,589         2,138
  Accrued nonrecurring charges                     645           538
                                             ---------      --------
       Total current liabilities                41,565         9,953

OTHER LONG-TERM LIABILITIES                        551           806

MINORITY INTEREST                                    -           301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares
   authorized; no shares issued and
   outstanding in all periods
  Common stock - $.01 par value;
   authorized, 20,000,000
   shares; issued and outstanding,
   6,526,386 and 6,506,276
   shares on October 31, 1998 and January
   31, 1998, respectively                           65            65
  Additional paid-in capital                    23,740        23,700
  Retained earnings                             13,827        11,921
                                             ---------      --------
                                                37,632        35,686
                                             ---------      --------
                                               $79,748       $46,746
                                             ---------      --------
                                             ---------      --------

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)



                                           THREE MONTHS ENDED OCTOBER 31,
                                                (Unaudited)

                                                1998          1997
                                             -------       -------
Net sales                                    $61,210       $61,125

Cost of goods sold                            45,952        45,189
                                             -------       -------

     Gross profit                             15,258        15,936

Selling, general and administrative
expenses                                       7,196         6,366
                                             -------       -------

     Operating income                          8,062         9,570

Interest and financing charges, net            1,127           679
                                             -------       -------

     Income before minority interest
       and income taxes                        6,935         8,891

Minority interest in loss of joint venture       419           136
                                             -------       -------

     Income before income taxes                7,354         9,027

Income taxes                                   2,928        3,371
                                             -------       -------

     Net income                              $ 4,426       $ 5,656
                                             -------       -------
                                             -------       -------

INCOME PER COMMON SHARE:

  Basic:

     Net income per common share              $  .68        $  .87
                                              ------        ------
                                              ------        ------

     Weighted average number of shares
     outstanding                           6,526,386     6,488,206
                                           ---------     ---------
                                           ---------     ---------

  Diluted:

     Net income per common share              $  .66        $  .80
                                              ------        ------
                                              ------        ------
     Weighted average number of shares
     outstanding                           6,751,744     7,094,305
                                           ---------     ---------
                                           ---------     ---------

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)



                                            NINE MONTHS ENDED OCTOBER 31,
                                                   (Unaudited)

                                                 1998          1997
                                               -------        ------
Net sales                                     $101,902       $100,765

Cost of goods sold                              77,543         73,401
                                              --------       --------

     Gross profit                               24,359         27,364

Selling, general and administrative
expenses                                        20,268         18,677
                                              --------       --------

     Operating income                            4,091          8,687

Interest and financing charges, net              1,949          1,245
                                              --------       --------

     Income before minority interest
       and income taxes                          2,142          7,442

Minority interest in loss of joint
venture                                          1,012            249
                                              --------       --------

     Income before income taxes                  3,154          7,691

Income taxes                                     1,248          2,839
                                              --------       --------

     Net income                               $  1,906       $  4,852
                                              --------       --------
                                              --------       --------

INCOME PER COMMON SHARE:

  Basic:

     Net income per common share               $   .29        $   .75
                                               -------        -------
                                               -------        -------

     Weighted average number of shares
     outstanding                             6,520,676      6,482,704
                                             ---------      ---------
                                             ---------      ---------

  Diluted:

     Net income per common share               $   .27        $   .69
                                               -------        -------
                                               -------        -------

     Weighted average number of shares
     outstanding                             6,989,565      7,043,090
                                             ---------      ---------
                                             ---------      ---------



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                NINE MONTHS ENDED OCTOBER 31,
                                                       (Unaudited)

                                                       1998       1997
                                                     -------     ------
Cash flows from operating activities
  Net income                                       $  1,906      $ 4,852
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
     Depreciation and amortization                    1,040          916
     Minority Interest                               (1,012)        (249)
     Changes in operating assets and liabilities:
       Accounts receivable                          (31,105)     (25,307)
       Inventories                                   (6,836)      (9,438)
       Income taxes                                      37        2,371
       Prepaid expenses and other current assets        447           30
       Other assets                                    (268)         (47)
       Accounts payable and accrued expenses          5,419        4,490
       Accrued nonrecurring charge                      (55)         (51)
       Other long-term liabilities                       47           50
                                                   --------      -------

     Net cash used in operating activities          (30,380)     (22,383)
                                                   --------      -------

Cash flows from investing activities
  Capital expenditures                               (1,547)        (913)
  Capital dispositions                                    -          254
  Investment in joint venture by Minority Partner       250          550
                                                   --------      -------

     Net cash used in investing activities           (1,297)        (109)
                                                   --------      -------

Cash flows from financing activities
  Increase in notes payable, net                     26,545       12,095
  Payments for capital lease obligations               (175)        (318)
  Proceeds from exercise of stock options                40           28
                                                   --------      -------


    Net cash provided by financing activities        26,410       11,805
                                                   --------      -------

    Net decrease in cash and cash equivalents        (5,267)     (10,687)


Cash and cash equivalents at beginning of period      5,842       13,067
                                                   --------      -------


Cash and cash equivalents at end of period         $    575      $ 2,380
                                                   --------      -------
                                                   --------      -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                       $  1,864      $ 1,220
    Income taxes                                      1,337          494

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the nine month period ended October 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Inventories


                                      October  31,     January 31,
                                           1998          1998
                                      -----------      -----------
    Inventories consist of:                  (in thousands)
    Finished products                  $ 23,940         $ 14,137
    Work-in-process                         120                1
    Raw materials                         3,008            6,094
                                       --------         --------

                                       $ 27,068         $ 20,232
                                       --------         --------
                                       --------         --------

Note 3 - Income Per Common Share

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

Note 5 - Nonrecurring Charges

Included in non-recurring charges recorded in December 1994 was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31, 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory contracted to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability being experienced in Indonesia, management determined that the remaining nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance of $418,000 relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $235,000 and $397,000 of nonrecurring charges at October 31, 1998 and January 31, 1998, respectively.

The status of the provision at the end of the period was:



                                      Balance            1998        Balance
                                   January 31, 1998    Activity   October 31, 1998
                                   ----------------    --------   ----------------
                                            (in thousands)
Closure of Domestic Facility           $  473           $ ( 55)        $  418
Uncertainty of Indonesian Assets          462               -             462
                                        -----             -----         -----
                                       $  935           $ ( 55)        $  880
                                        -----             -----         -----
                                        -----             -----         -----

Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items.
Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three and nine month periods ended October 31, 1998 and 1997, other comprehensive income was not material.









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

Results of Operations

Net sales were adversely affected in the three and nine month periods ended
October 31, 1998 by the unseasonably warm weather conditions in the fall of 1998 in many sections of the United States. Net sales for the three months ended
October 31, 1998 were $61.2 million compared to $61.1 million in the same period last year. An increase in sales of licensed apparel ($4.6 million) was offset by a decrease in sales of non-licensed apparel ($3.8 million). For the nine months ended October 31, 1998, net sales were $101.9 million compared to $100.8 million for the same period in the prior year. During the nine month period an increase in sales of licensed apparel ($12.8 million) was partially offset by a decrease in sales of non-licensed apparel ($9.1 million). In addition, certain product lines were discontinued at the end of the prior fiscal year. These product lines accounted for net sales of $765,000 and $2.4 million in the three and nine months ended October 31, 1997, respectively. It is the Company's strategy to increase its sales of licensed apparel as a percentage of net sales. Sales of licensed apparel accounted for 36.3% and 35.9%, respectively, of net sales in the three and nine month periods ended October 31, 1998 compared to 28.8% and 23.6%, respectively, in the comparable periods in the prior year.

Gross profit was $15.3 million for the three months ended October 31, 1998, compared to $15.9 million in the same period last year. Gross profit as a percentage of net sales was 24.9% for the three months ended October 31, 1998 compared to 26.1% for the same period last year. For the nine month period ended
October 31, 1998, gross profit was $24.4 million, or 23.9% of net sales, compared to $27.4 million, or 27.2% of net sales, for the same period last year.
The reduction in gross profit as a percentage of net sales in the three month period primarily resulted from lower fee commission income with respect to Women's non-licensed apparel and increased inventory markdowns, which were partially offset by higher gross profit margins with respect to sales of licensed apparel. The reduction in gross profit as a percentage of net sales in the nine month period primarily resulted from lower fee commission income with respect to Women's non-licensed apparel, partially offset by higher gross profit margins with respect to sales of licensed apparel.

Selling, general and administrative expenses for the three months ended October
31, 1998 were $7.2 million compared to $6.4 million in the three months ended
October 31, 1997. BET Design Studio, which commenced operations in May 1997, incurred expenses of $987,000, representing a $715,000 increase over the same period in the prior year. Excluding BET Design Studio expenses, selling, general and administrative expenses were 10.2% of net sales in the three months ended
October 31, 1998 compared to 10.0% in the same period last year.








For the nine month period ended October 31, 1998, selling, general and administrative expenses were $20.3 million compared to $18.7 million for the same period last year. BET Design Studio incurred expenses of $2.1 million in the nine months ended October 31, 1998, an increase of $1.6 million over the same period in the prior year. Excluding BET Design Studio expenses, selling, general and administrative expenses were 17.9% of net sales in the nine months ended October 31, 1998 compared to 18.0% in the same period in the prior year.
BET Design Studio expenses increased primarily in the areas of personnel and advertising, as staffing levels increased and advertising programs began. The
BET Design Studio expenses allocable to the other shareholder (approximately one-half of these expenses) are reflected in "Minority interest in loss of joint venture".

Interest expense and finance charges for the three months ended October 31, 1998 were $1.1 million compared to $679,000 in the comparable period last year. For the nine months ended October 31, 1998, interest expense was $1.9 million compared to $1.2 million in the same period in the prior year. The higher interest expense relates to increased borrowings as a result of purchasing increased amounts of raw materials at favorable prices, and higher finished goods inventory levels.

Income taxes of $2.9 million reflect an effective tax rate of 40% for the three months ended October 31, 1998 compared to income taxes of $3.4 million
(effective tax rate of 37%) in the comparable period in the prior year. For the nine months ended October 31, 1998, income taxes of $1.2 million also reflects an effective tax rate of 40%, compared to income taxes of $2.8 million
(effective tax rate of 37%) in the comparable period last year.

As a result of the foregoing, for the three months ended October 31, 1998 the Company had net income of $4.4 million, or $0.66 per diluted share, compared to net income of $5.7 million, or $0.80 per diluted share, for the comparable period in the prior year. For the nine months ended October 31, 1998, the Company had net income of $1.9 million, or $0.27 per share, compared to net income of $4.9 million, or $0.69 per share, for the same period in the prior year.

Liquidity and Capital Resources

The Company's loan agreement, which expires on May 31, 1999, provides for a maximum line of credit in amounts that range from $40 million to $63.5 million at specific dates during the loan term. The line of credit provides for maximum direct borrowings ranging from $30 million to $50 million. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (7.75% as of December
1, 1998) or LIBOR plus 250 basis points, at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement includes covenants that require the Company to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of October 31, 1998, there were $11.9 million in direct borrowings and approximately $2.3 million of contingent liability under open letters of credit.
The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.








In February 1997, the Company formed a joint venture with Black Entertainment
Television (BET) to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution of up to $1.0 million. As of October 31, 1998, BET and the Company have each contributed $1.0 million to this joint venture. During November 1998, BET and the Company each contributed an additional $500,000 to this joint venture. The joint venture has negotiated an asset-based credit facility with The CIT Group.
To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary. As of October 31, 1998, there was $1.5 million in direct debt outstanding under this CIT Group credit facility.

The Company's wholly-owned Indonesian subsidiary has a line of credit with a bank which was partially supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. On May 12, 1998, the Company paid down the $2.0 million stand-by letter of credit, reducing the factory's credit line to $1.5 million. As of October 31, 1998, the borrowing by the Indonesian subsidiary under its line of credit approximated $1.5 million.

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

The Company has a formal year 2000 compliance schedule that addresses the Company's IT systems. The Company completed an upgrade of its accounting systems in July 1998, to ensure proper processing of transactions relating to the year
2000 and beyond. In addition, the Company is currently evaluating its other management information systems, such as manufacturing and distribution system, microcomputers, telephones and fax machines, and have set forth plans to upgrade, modify or replace such equipment. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. The Company expects to complete this process and be year 2000 compliant by mid 1999.

The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with working capital and are being expensed as incurred. The Company currently estimates that it will expend approximately $200,000 to $300,000 to complete its year 2000 compliance.








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

Part II  OTHER INFORMATION

Exhibit 10  Letter Agreement dated October 31, 1998 between the Registrant and
            Alan Feller








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   G-III APPAREL GROUP, LTD.
                                           (Registrant)

Date: December 15, 1998            By: /s/ Morris Goldfarb
                                       ---------------------------
                                       Morris Goldfarb
                                       Chief Executive Officer


Date: December 15, 1998            By: /s/ Wayne S. Miller
                                       ---------------------------
                                       Wayne S. Miller
                                       Chief Financial Officer





