Form 10-K
period 1999-01-31
G III APPAREL GROUP LTD /DE/
filed 1999-04-29
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_________________to___________________

       Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                41-1590959
                --------                                -----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

512 Seventh Avenue, New York, New York                10018
--------------------------------------               ------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (212) 403-0500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $7,776,083.

         The number of outstanding shares of the registrant's Common Stock as of March 31, 1999 was 6,717,921.

         Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 17, 1999, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.           BUSINESS

OVERVIEW

                  G-III Apparel Group, Ltd. (the "Company") designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under its "G-III"'TM', "Siena"'TM', "Siena Studio"'TM', "Colebrook and Co."'TM' labels, and under licensed and private retail labels. The Company commenced operations in 1974, initially selling moderately priced women's leather coats and jackets under its G-III label. The Company has continuously expanded its product lines and began selling higher priced, more fashion oriented women's leather apparel under its Siena and "Cayenne"'TM' (now called Siena Studio) labels in 1981 and 1988, respectively. In 1988, the Company introduced a line of men's leather apparel, presently consisting primarily of jackets and coats sold under the G-III and Colebrook labels. In 1990, the Company formed a textile division, which designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under the J.L. Colebrook (now called Colebrook and Co.) label. The Company replaced the Cayenne label with the Siena Studio label for its mid-priced line of women's leather apparel during 1991 and introduced a men's textile apparel line in the fall of 1992.

                  In 1997, the Company formed a joint venture with Black Entertainment Television, Inc. to produce a branded clothing and accessory line and began shipping the EXSTO XXIV/VII line of apparel in July 1998.

                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the past several years. In 1993, the Company entered into a licensing agreement with NFL Properties to market a line of outerwear apparel with NFL team logos. In 1995, the Company entered into a licensing agreement with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole label. In 1996, the Company entered into an agreement with the National Hockey League to market a line of outerwear apparel with NHL team logos.

                  The Company also has license agreements to market products under the Nine West, Tommy Hilfiger and National Basketball Association ("NBA") trademarks. The Company is authorized to design and market women's outerwear under the Nine West label and men's and boys' leather and combination outerwear under the Tommy Hilfiger label. The Company is also authorized to market adult and children's leather and leather/textile combination outerwear apparel utilizing the marks of the NBA and its member teams. The Company began shipping Nine West, Tommy Hilfiger and NBA apparel in 1998.

                  The Company operates its business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under Company- owned brands and private label brands, as well as commission fee income received on sales when the Company's customer provides the letter of credit. The licensed apparel segment includes sales of apparel brands licensed by the Company from third parties. See Note L to the Company's

Consolidated Financial Statements for financial information with respect to the Company's segments.

                  The Company sells to approximately 2,000 customers, including nationwide chains of department and specialty retail stores, price clubs and individual specialty boutiques. In the fiscal year ended January 31, 1999, substantially all the Company's products were manufactured for the Company by foreign independent contractors, located principally in China and Indonesia and, to a lesser extent, in South Korea, India, the Philippines and Hong Kong. The Company manufactures certain products at its wholly-owned factory in Indonesia and its partially owned factory in Northern China. A select number of garments were also manufactured for the Company by independent contractors located in the New York City area.

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

                  The G-III lines of non-licensed apparel consist of both men's and women's products. The G-III line of women's apparel consists of moderately priced women's leather apparel, which typically sells at retail prices from $30 for sportswear items to $400 for coats. The Siena Collection, which caters to the higher priced, designer market, typically has retail prices from $300 for sportswear items to $1,000 for coats. Siena Studio, the Company's bridge-priced line of women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $600 for outerwear. Products in the men's line of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. The moderately priced line of women's textile outerwear and sportswear, sold under the Colebrook & Co. label, has retail prices in the range of $50 to $130. The men's textile apparel line, consisting of moderately priced outerwear, has retail prices ranging from $25 to $175.

                  The G-III lines of licensed apparel consist of both men's and women's products. Women's licensed apparel includes leather and textile garments which typically sell at retail prices from $50 for sportswear items to $340 for coats. Men's licensed apparel consists of leather, leather and textile combination, and textile apparel which typically sell at retail prices from $50 for sportswear items to $560 for coats.

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

                  The Company's in-house designers are responsible for the design and look of the Company's products. The Company responds to style changes in the apparel industry by maintaining a continuous program of style, color and type of leather and fabric selection. In designing new products and styles, the Company attempts to incorporate current trends and consumer preferences in the Company's traditional product offerings. The Company seeks to design products in response to trends in consumer preferences, rather than to attempt to establish market trends and styles.

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

                  The Company's arrangements with selected overseas factories for textile apparel enables it to conduct test-marketing in cooperation with specialty retailers and department stores prior to full manufacturing and marketplace introduction of certain styles and products. Test- marketing typically involves introducing a new style into approximately 20 to 30 store locations in certain major markets. If the Company finds acceptance of the product on a consumer level, the Company proceeds with full-scale manufacturing and market introduction.

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

                  The Company has a branch office in Seoul, South Korea, which acts as a liaison between the Company and various manufacturers located throughout Indonesia, China and South Korea used to produce the Company's leather and woven garments. Upon receipt from the Company's headquarters of production orders stating the quantity, quality and types of garments to be produced, this liaison office negotiates and places orders with one or more Indonesian, Chinese or South Korean manufacturers. In allocating production among independent suppliers, the

Company considers a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 1999, the South Korean office employed 12 persons.

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

                  The Company arranges for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by the Company require as a condition of release of funds to the manufacturer, among others, that an inspection certificate be signed by a representative of the Company. Accordingly, if an order is not filled, the letter of credit is not paid and the Company does not bear the risk of liability for the goods being manufactured. The Company assumes the risk of loss on an F.O.B. basis when goods are delivered to a shipper and is insured against casualty losses arising during shipping.

                  As is customary in the leather industry, the Company has not entered into any long-term contractual arrangement with any contractor or manufacturer. The Company believes that the production capacity of foreign manufacturers with which it has developed or is developing a relationship is adequate to meet the Company's leather apparel production requirements for the foreseeable future. The Company believes that alternative foreign leather apparel manufacturers are readily available.

                  The Company's arrangements with foreign manufacturers of its apparel are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions. During the past two years, both Indonesia and South Korea have experienced significant currency fluctuation and devaluation. In addition, Indonesia has experienced significant inflation. Although the Company has not been materially adversely affected by any of such factors to date, due to the significant portion of the Company's garments which are produced abroad, political instability in Indonesia or South Korea or elsewhere, or any substantial disruption in the business of foreign manufacturers or the Company's relationships with such manufacturers could materially adversely affect the Company's operations. In addition, since the Company negotiates its purchase orders with its foreign manufacturers in United States dollars, if the value of the United States dollar against local currencies were to go down, these manufacturers might increase the United States dollar prices charged to the Company for products. Virtually all the Company's imported leather products and raw materials are subject to United States Customs duties of approximately 6%.

                  A majority of all finished goods manufactured abroad are shipped to the Company's New Jersey warehouse and distribution facility for final inspection and allocation and reshipment to customers. The goods are delivered to the Company and its customers by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost, and time considerations.

         MARKETING AND DISTRIBUTION

                  The Company's products are sold primarily to department, specialty and mass merchant retail stores in the United States. The Company sells to approximately 2,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from the Company exceed $1,000,000, to small specialty stores whose annual purchases from the Company are less than $1,000. In the fiscal years ended January 31, 1997, 1998 and 1999, the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 12.8%, 17.1% and 21.6%, respectively, of the Company's net sales. The loss of this customer, which primarily purchases non-licensed apparel, could have a material adverse affect on the Company's non-licensed business segment.

                  Almost all of the Company's sales are made in the United States. The Company also markets its products in Canada and Europe.

                  Along with the Company's foreign offices, the Company's trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to the Company's customers. As of January 31, 1999, Global International Trading Company employed 18 persons.

                  The Company's products are sold primarily through a direct employee sales force which consisted of 19 employees as of January 31, 1999. The Company's principal executives are also actively involved in sales of its products. A limited amount of the Company's products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through the Company's New York showroom, enabling the Company's management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control the Company's selling operations.

                  The Company primarily relies on its reputation and relationships to generate business. The Company believes it has developed a significant customer following and positive reputation in the industry, as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of the Company's products. In addition, the Company has, to a limited extent, advertised its products and engaged in cooperative ad programs with retailers. The Company believes it has developed brand awareness of Company-owned labels, despite the absence of general advertising, primarily through its reputation, consumer acceptance and the fashion press.

                  Brand name products sold by the Company pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. The Company's license agreements generally provide that the Company is required to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs.

                  The Company operates two retail outlet stores, including one store located at its Secaucus, New Jersey warehouse. Two stores in Pennsylvania were closed in January 1999 and no additional stores are planned to be opened during fiscal 2000.

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

TEXTILE APPAREL

                  The Company also produces outerwear from a variety of textiles such as wools, cottons and synthetic blends, suitable for leisure and active wear. The Company designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under its Colebrook & Co. label and under private labels. Women's licensed textile outerwear is produced under Kenneth Cole and Nine West labels. The men's textile apparel line consists of moderately priced outerwear.

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

                  To facilitate better service for the Company's textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, the Company has an office in Hong Kong. Similar to the Seoul office, the Hong Kong office acts as a liaison between the Company and the various manufacturers of textile and leather apparel located in Hong Kong and

China. The Company utilizes its domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with the Company's specifications and timely delivery of finished garments to the Company's distribution facilities or customers. The Hong Kong office employed 8 persons as of January 31, 1999.

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

LICENSING

                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the last several years. The Company has license agreements to produce products under the Kenneth Cole, Nine West and Tommy Hilfiger fashion labels. The Company is also licensed to produce products containing trademarks of the National Football League, National Hockey League, National Basketball Association, and several universities located in the United States. The Company continues to seek other opportunities to enter into trademark license agreements in order to expand its product offerings under nationally recognized labels. Revenues from the sale of licensed products accounted for 37.7% of net sales during fiscal 1999 compared to 24.1% of net sales in fiscal 1998.

BET DESIGN STUDIO

                  In 1997, the Company formed a joint venture, BET Design Studio, with Black Entertainment Television, Inc. ("BET"), to produce a branded clothing and accessory line to be initially targeted to the African-American and young men's contemporary market. BET has granted a ten-year exclusive license to the joint venture for the manufacture and distribution of women's, men's and children's apparel and accessories utilizing "BET," "Black Entertainment Television" and other BET-related marks. The initial product line, which is marketed under the EXSTO XXIV/VII label created by the joint venture, was introduced in February 1998. Shipment of this product line commenced in July 1998.

SEASONALITY

                  Retail sales of outerwear apparel have traditionally been seasonal in nature. Although the Company sells its apparel products throughout the year, net sales in the months of July through November accounted for approximately 75% and 82% of the Company's net sales during the fiscal years ended January 31, 1998 and 1999, respectively. The July through November time frame is expected to continue to provide a disproportionate amount of the Company's net sales.

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

TRADEMARKS

                  Several trademarks owned by the Company have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Laura Renee, Laura Jeffries, Colebrook Kids, Urban Cowboy, Cayenne, G-III Outerwear Company Store, JLC (& design), JLC Outerwear (& design), J.L.C. (& design), and Trouble Wanted (& design). The Company has applications for several additional registrations pending before the U.S. Patent and Trademark Office.

                  The Company has been granted trademark protection for G-III in France, Canada and Mexico, for J.L. Colebrook in Germany, Canada, Mexico, France, Great Britain and Benelux and for J.L.C. (& design) and JLC (& design) in Canada. The Company also has several additional applications pending in the European Community and Canada.

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

EMPLOYEES

                  As of January 31, 1999, the Company had 266 full-time employees, of whom 69 worked in executive, administrative or clerical capacities, 116 worked in design and manufacturing, 57 worked in warehouse facilities, 19 worked in sales and 5 worked in the retail outlet stores. The Company employs both union and non-union personnel and believes that the Company's relations with its employees are good. The Company has not experienced any interruption of any of its operations due to a labor disagreement with its employees.

                  The Company is a party to an agreement with the Amalgamated Clothing and Textile Workers Union (the "Union"), covering approximately 53 full-time employees as of January 31, 1999. This agreement, which is currently in effect through October 30, 1999, automatically renews on an annual basis thereafter unless terminated by the Company or the Union prior to August 30 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers and significant employees of the Company.



                                                                                             Executive
                                                                                             Officer or
                                                                                            Significant
                                                                                              Employee
          Name                            Age              Position                            Since
          ----                            ---              --------                            -----
Morris Goldfarb                            48     Co-Chairman of the Board, Chief              1974
                                                  Executive Officer, Director
Aron Goldfarb                              76     Co-Chairman of the Board, Director           1974
Jeanette Nostra-Katz                       47     President                                    1981
Wayne S. Miller                            41     Senior Vice President, Chief                 1998
                                                  Financial Officer, Treasurer and
                                                  Secretary
Carl Katz                                  58     Executive Vice President of                  1981
                                                  Siena, Director
Frances Boller-Krakauer                    33     Vice President - Men's Division of           1993
                                                  G-III
Deborah Gaertner                           44     Vice President - Women's Sales of            1989
                                                  G-III
Keith Sutton Jones                         50     Vice President - Foreign                     1989
                                                  Manufacturing of G-III
Michael Laskau                             43     Vice President - Women's Non-                1994
                                                  Branded Division of G-III


                  Morris Goldfarb is the Co-Chairman of Board and Chief Executive Officer of the Company, as well as one of its directors. Until April, 1997, Mr. Goldfarb also served as President of the Company. He has served as either President or Vice President of G-III Leather Fashions, Inc. ("G-III") since its formation in 1974. Mr. Goldfarb is responsible for the foreign manufacture, marketing, merchandising and financing of the G-III line of apparel. He also has overall responsibility for developing selling programs, customer relations and administration of the Company. Mr. Goldfarb is also a director of Lakes Gaming, Inc. and Wilsons The Leather Experts.

                  Aron Goldfarb is Co-Chairman of the Board of the Company and its founder. Mr. Goldfarb served as either President or Vice President of G-III and as a Vice President of Siena from their respective formations until 1994 and, since January 1995, has served as a consultant to the Company.

                  Jeanette Nostra-Katz became President of the Company in April 1997. She had been the Executive Vice President of the Company since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales for the women's product lines, marketing, public relations, and operations as they relate to sales. Since August 1989, she has served as an Executive Vice President of Siena. Ms. Nostra-Katz has been employed by the Company since 1981 in various capacities.

                  Wayne S. Miller has been employed by the Company as its Chief Financial Officer and Senior Vice President since April 1998. In November 1998, Mr. Miller was also elected Secretary and Treasurer. Mr. Miller served as a consultant to Marketing Management Group from September 1997 to April 1998. From June 1994 to September 1997, Mr. Miller was Executive Vice President, Chief Financial Officer and Secretary of Bernard Chaus, Inc. From April 1994 to May 1994, Mr. Miller was Crisis Manager for USA Classics, Inc. and from February 1994 to March 1994, he served as a Consultant to Marketing Management Group.

                  Carl Katz has been employed as an Executive Vice President of Siena since August 1989 and, prior thereto, as a Vice President of Siena since 1981. Mr. Katz supervises the merchan dising and designing, as well as production and pattern and sample making, for the Siena and Sports Licensing divisions. Mr. Katz is also a director of the Company.

                  Frances Boller-Krakauer is Vice President -- Men's Division of G-III and has held the position since February 1993. Ms. Boller-Krakauer's responsibilities include sales and merchandising for all men's products lines. Prior to February 1993, she held various sales positions in the Men's Division. Ms. Boller-Krakauer joined the Company in March 1989.

                  Deborah Gaertner is the Vice President -- Women's Non-Branded Sales of G-III. Ms. Gaertner is responsible for sales and marketing of the women's apparel line (excluding Kenneth Cole licensed apparel). She served previously as Vice President, Imports since June 1989, coordinating production and merchandising.

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

ITEM 2.           PROPERTIES

                  The Company's executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. The Company leases an aggregate of approximately 31,800 square feet in this building through January 31, 2003 at a current aggregate annual rent of approximately $512,000. The sales showrooms and support staff of BET Design Studio, LLC, are also located at 512 Seventh Avenue. It leases approximately 8,100 square feet with a current aggregate annual rent of approximately $110,000.

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

                  In March 1996, the Company subleased its other warehouse and distribution facility in Secaucus, New Jersey to an unaffiliated third party and consolidated all of its warehouse and distribution operations at one location. The sublease is co-extensive with the lease term, which extends through March 2000, although the sublessee has the right to terminate the sublease at any time on six months notice. The sublease, provides for the sublessee to pay rent of approximately $700,000 per year to the Company and for the Company to pay all operating costs of the facility except for utilities and internal maintenance. The Company's annual rent obligation to the lessor of this facility increases from approximately $750,000 to $937,000 during the term of the sublease.

                  The Company maintains cutting rooms for its Siena division and off-site storage at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which the Company pays rent monthly, plus real estate taxes. For the fiscal years ended January 31, 1998 and 1999, the total payments for this building were approximately $359,000 and $325,000, respectively. In fiscal 1999, the Company sublet a portion of the 345 West 37th Street building to three different tenants. Two of the subleases have five-year terms and the other sublease is for a three-year term. The aggregate annual rental paid to the Company under these three subleases is approximately $154,000.

                  In January 1999 the Company closed two of its four retail outlet stores. Of the two remaining stores, one is located at its distribution facility and one is located in Secaucus, New Jersey.

ITEM 3.           LEGAL PROCEEDINGS

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

                  The Common Stock is publicly traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the trading symbol "G-III". The following table sets forth, for the fiscal periods shown, the high and low last sales prices for the Common Stock, as reported by the Nasdaq Stock Market.


Fiscal 1998                                                     High Prices             Low Prices
-----------                                                     -----------             ----------
Fiscal Quarter ended April 30, 1997                         $ 5  1/4               $ 3  7/16
Fiscal Quarter ended July 31, 1997                            6  1/2                 4  7/8
Fiscal Quarter ended October 31, 1997                         6  3/8                 4  9/16
Fiscal Quarter ended January 31, 1998                         5  3/4                 4  3/8

Fiscal 1999
-----------
Fiscal Quarter ended April 30, 1998                         $ 6  7/8               $ 5  1/4
Fiscal Quarter ended July 31, 1998                            6  3/8                 3  7/8
Fiscal Quarter ended October 31, 1998                         4  3/8                 1  5/8
Fiscal Quarter ended January 31, 1999                        12  1/4                 1  5/8

Fiscal 2000
-----------
Fiscal Quarter ended April 30, 1999                         $ 3  1/2               $ 1  15/16
(through March 31, 1999)


                  The last sales price of the Common Stock as reported by the Nasdaq Stock Market on March 31, 1999 was $2.375 per share.

                  On March 31, 1999, there were 77 holders of record and, the Company believes, approximately 1,500 beneficial owners of the Common Stock.

DIVIDEND POLICY

                  The Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors. Certain agreements related to the financing of the building at 345 West 37th Street offices prohibit the payment of cash dividends without consent.

In addition, the Company's loan agreement prohibits the payment of cash dividends without the consent of the banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                  The selected consolidated financial data set forth below as of and for the years ended January 31, 1995 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. The audited financial statements as of January 31, 1995, 1996 and 1997 and for the years ended January 31, 1995 and 1996 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                 (In thousands, except share and per share data)


                                                                                  Year Ended January 31, (1)
                                                           -------------------------------------------------------------------
                                                             1995          1996           1997         1998             1999
                                                           --------      --------       --------     --------        ---------
INCOME STATEMENT DATA:
Net Sales.............................................     $171,441      $121,663       $117,645     $120,136         $121,644
Cost of goods sold....................................      144,830        97,060         88,057       91,559           95,393
                                                           --------     ---------      ---------    ---------        ---------
Gross profit..........................................       26,611        24,603         29,588       28,577           26,251
Selling, general &
  administrative expenses.............................       27,477        22,478         23,542       23,787           27,235
Unusual or non-
  recurring charges...................................       11,320          --             --           --               --
                                                           --------     ---------      ---------    ---------        ---------

Operating profit (loss)...............................      (12,186)        2,125          6,046        4,790             (984)
Interest expense......................................        3,959         2,433          2,075        1,534            2,115
                                                           --------     ---------      ---------    ---------        ---------
Income before minority interest and
  income taxes (loss).................................      (16,145)         (308)         3,971        3,256           (3,099)
Minority interest.....................................          324          --            --             449            1,378
                                                           --------     ---------      ---------    ---------        ---------
Income (loss) before income taxes.....................      (15,821)         (308)         3,971        3,705           (1,721)
Income taxes (benefit)................................       (4,087)           89            885          906             (541)
                                                           --------     ---------      ---------    ---------        ---------

Net income (loss).....................................     $(11,734)    $    (397)     $   3,086    $   2,799        $  (1,180)
                                                           ========     =========      =========    =========        =========

Basic earnings (loss)
    per share.........................................       $(1.82)    $   (0.06)     $    0.48    $    0.43        $   (0.18)
                                                           ========     =========      =========    =========        =========
Weighted average
  shares outstanding - basic..........................    6,459,381     6,459,975      6,468,830    6,486,899        6,539,128

Diluted earnings (loss)
    per share ........................................      $ (1.82)      $ (0.06)       $  0.46      $  0.40          $ (0.18)
                                                           ========       =======        =======      =======          =======
Weighted average
  shares outstanding - diluted........................    6,459,381     6,459,975      6,739,029    7,051,099        6,539,128




                                                                                    As of January 31, (1)
                                                                ------------------------------------------------------
                                                                  1995       1996       1997        1998        1999
                                                                --------    -------    -------     -------    --------
BALANCE SHEET DATA:
Working capital.............................................    $ 22,602    $22,224    $24,497     $29,296    $27,237
Total assets................................................      54,572     41,257     44,555      46,746     44,870
Short-term debt.............................................      13,480      3,551      3,835       3,734      2,893
Long-term debt,
  excluding current portion.................................       1,479        919        554         352        180
Total stockholders' equity..................................      30,101     29,716     32,825      35,686     35,575

--------------------
(1)  Certain amounts have been reclassified to conform to the 1999 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, and information relating to Year 2000 issues, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on form 10-K.

                  The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements, accompanying notes thereto and other financial information appearing elsewhere in this Report.

                  References to fiscal years refer to the year ended January 31 of that year.

RESULTS OF OPERATIONS

                  The following table sets forth selected operating data of the Company as a percentage of net sales for the fiscal years indicated below:



                                                                           1997            1998            1999
                                                                        ---------        ---------      ---------
Net sales........................................................         100.0%           100.0%         100.0%

Cost of goods sold...............................................          74.8             76.2           78.4
                                                                           ----             ----           ----
Gross profit.....................................................          25.2             23.8           21.6

Selling, general and administrative expenses                               20.1             19.8           22.4
                                                                           ----             ----           ----
Operating profit (loss)..........................................           5.1              4.0           (0.8)

Interest expense.................................................           1.8              1.3            1.7
                                                                           ----             ----           ----
Income (loss) before minority interest and income taxes..........           3.3              2.7           (2.5)
Minority interest................................................                           (0.4)          (1.1)
                                                                           ----             ----           ----
Income (loss) before income taxes................................           3.3              3.1           (1.4)

Income taxes.....................................................           0.7              0.8           (0.4)
                                                                            ---              ---           ----
Net income (loss)................................................           2.6              2.3           (1.0)
                                                                            ===              ===           ====


General

                  The Company operates its business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under Company- owned brands and private label brands, as well as commission fee income received on sales when the Company's customer provides the letter of credit. The licensed apparel segment includes sales of apparel brands licensed by the Company from third parties. See Note L to the Company's Consolidated Financial Statements for financial information with respect to the Company's segments.

                  One of the key elements of the Company's strategy is to expand its offering of licensed apparel. During fiscal 1999, the Company commenced the shipment of product under the Nine West, Tommy Hilfiger and NBA labels. The Company's net loss during fiscal 1999 was primarily attributable to lower margins in the Company's non-licensed business, as well as losses from its joint venture with BET. These operating factors were offset to some extent by continued expansion of the Company's licensed business.

                  During fiscal 1998, the Company entered into a joint venture with BET to design, manufacture, and distribute sportswear and outerwear apparel targeted to the African American and urban consumer. The initial product offerings by the joint venture were introduced in February 1998 and the Company began shipping product in July 1998. The Company owns 50.1% of this joint venture and, accordingly, its entire results of operation are consolidated with those of the Company. The interest of BET in the joint venture is reflected in the "Minority interest" line item in the Company's financial statements. The Company incurred approximately $450,000 of losses, net of BET's interest, in fiscal 1998 and approximately $1.4 million of losses, net of BET's interest, in fiscal 1999. During February 1999, BET and the Company each contributed an additional $500,000 to the joint venture. The Company expects to continue to incur losses from this joint venture in fiscal 2000.

                  Certain areas of Southeast Asia have experienced significant economic problems during the past two years. The Company utilizes manufacturers located in Indonesia and South Korea, owns a manufacturing factory in Indonesia, and has a branch office in South Korea. Both of these countries have experienced significant inflation and currency devaluation during the past year. While the devaluation of the currency in these countries may reduce the Company's operating costs in these locations, political instability and/or severe inflation in Indonesia or South Korea, or in other countries in which product is manufactured for the Company, could materially adversely affect the Company's results of operations.

Year Ended January 31, 1999 ("fiscal 1999") Compared to year Ended January 31, 1998 ("fiscal 1998")

                  Net sales were $121.6 million in fiscal 1999 compared to $120.1 million in fiscal 1998. Net sales were adversely affected in fiscal 1999 by the unseasonably warm weather conditions in the fall of 1998 in many sections of the United States. An increase of $16.9 million in sales of licensed apparel was partially offset by a decrease of $15.4 million in sales of non-licensed apparel, which includes certain product lines which were discontinued at the end of the prior fiscal year. These product lines accounted for $2.5 million of sales in fiscal 1998. Sales of licensed apparel accounted for 37.7% and 24.1% of the Company's net sales in fiscal 1999 and 1998, respectively.

                  Gross profit was $26.3 million in fiscal 1999 compared to $28.6 million in fiscal 1998. As a percentage of net sales, gross profit was 21.6% in fiscal 1999 compared to 23.8% in fiscal 1998. Commission fee income, for which there is no related cost of goods sold, was $3.5 million in fiscal 1999 compared to $6.7 million in fiscal 1998.

                  Gross profit for licensed apparel was $10.6 million in fiscal 1999 compared to $5.7 million in fiscal 1998, or 23.1% of net sales of licensed apparel in fiscal 1999 compared to 19.6% of net sales of licensed apparel in fiscal 1998. The higher gross profit margin percentage for licensed apparel in fiscal 1999 was due to increased sales of higher gross profit margin products within the licensed apparel segment. Gross profit for non-licensed apparel was $15.7 million in fiscal 1999 compared to $22.9 million in fiscal 1998, or 20.7% of net sales of licensed apparel in fiscal 1999 compared to 25.1% of net sales of licensed apparel in fiscal 1998. The reduction in gross profit as a percentage of sales for non-licensed apparel resulted primarily from lower commission fee income and increased inventory markdowns due to the unseasonably warm weather conditions.

                  Selling, general and administrative expenses were $27.2 million in fiscal 1999 compared to $23.8 million in fiscal 1998. These expenses included approximately $2.7 million of expenses in fiscal 1999 and $898,000 of expenses in fiscal 1998 attributable to the joint venture with BET. Excluding the BET joint venture expenses, selling, general and administrative expenses were $24.5 million in fiscal 1999 compared to $22.9 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses, excluding the BET joint venture expenses, were 20.1% in fiscal 1999 compared to 19.1% in fiscal 1998. The increase in selling, general and administrative expenses, excluding BET joint venture expenses, is primarily attributable to the incremental expenses in the areas of personnel, samples and advertising fees paid to its licensees due to the addition of the Nine West, Tommy Hilfiger and NBA licenses. BET joint venture expenses increased primarily in the area of personnel and advertising as staffing levels increased and advertising programs began.

                  Interest expense was $2.1 million in fiscal 1999 compared to $1.5 million in fiscal 1998. The higher interest expense related to increased borrowings as a result of higher average finished goods inventory levels, offset in part by lower interest rates.

                  As a result of the foregoing, the Company incurred a loss before income taxes of $1.7 million in fiscal 1999 compared to income before taxes of $3.7 million in fiscal 1998.

                  The income tax benefit was $541,000 in fiscal 1999 compared to income tax expense of $906,000 in fiscal 1998. The Company's effective tax benefit rate for fiscal 1999 was 31.4%, which was lower than the statutory rate due to the limitation of the availability of certain state and local tax benefits. In fiscal 1998, the effective tax rate was 24.5% as a result of tax benefits derived from state net operating loss carry forwards and deferred tax benefits.

                  The Company had a net loss of $1.2 million, or $.18 per share on a diluted basis, in fiscal 1999 compared to net income of $2.8 million, or $.40 per share on a diluted basis, in fiscal 1998.

Year Ended January 31, 1998 Compared
to year Ended January 31, 1997 ("fiscal 1997")

                  Net sales were $120.1 million in fiscal 1998 compared to $117.6 million in fiscal 1997. An increase of approximately $7.3 million in net sales of the Company's licensed apparel was offset, in part, by a decrease of approximately $2.1 million in net sales of non-licensed apparel and the discontinuance of two product lines that accounted for approximately $2.5 million of net sales in fiscal 1997. Sales of licensed apparel accounted for 24.1% and 18.4% of the Company's net sales in fiscal 1998 and 1997, respectively.

                  Gross profit was $28.6 million in fiscal 1998 compared to $29.6 million in fiscal 1997. Commission fee income, for which there is no related cost of goods sold, was $6.7 million in fiscal 1998 as compared to $10.0 million in fiscal 1997. As a percentage of net sales, gross profit was 23.8% in fiscal 1998 compared to 25.2% in fiscal 1997.

                  Gross profit for licensed apparel was $5.7 million in fiscal 1998 compared to $4.5 million in fiscal 1997, or 19.6% of net sales of licensed apparel in fiscal 1998 compared to 20.7% of net sales of licensed apparel in fiscal 1997. The lower gross profit margin percentage for licensed apparel in fiscal 1998 was due to decreased sales of higher gross profit margin products. Gross profit for non-licensed apparel was $22.9 million in fiscal 1998 compared to $25.1 million in fiscal 1997, or 25.1% of net sales of non-licensed apparel in fiscal 1998 compared to 26.2% of net sales of non-licensed apparel in fiscal 1997. The reduction in gross profit as a percentage of sales of non-licensed apparel was primarily attributable to lower commission fee income.

                  Selling, general and administrative expenses were $23.8 million in fiscal 1998, including $898,000 of expenses with respect to BET joint venture expenses. Excluding the BET joint venture expenses, selling, general and administrative expenses were $22.9 million in fiscal 1998 compared to $23.5 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses, excluding the BET joint venture expenses were 19.1% in fiscal 1998 compared to 20.0% in fiscal 1997. The slight decrease in selling, general and administrative expenses is primarily attributable to closing two stores in the Company's retail outlet division during fiscal 1998, lower warehousing and distribution costs, and savings from discontinued product divisions, partially offset by higher payroll costs.

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

                  Income taxes were $906,000 in fiscal 1998 compared to $885,000 in fiscal 1997. The Company's effective tax rate for fiscal 1998 was 24.5% which included benefits from net operating loss carry forwards for state income tax purposes and the reversal of the deferred tax asset valuation allowance. In fiscal 1997, the effective tax rate was 22.3% as a result of tax benefits derived from state net operating loss carry forwards and deferred tax benefits.

                  The Company had net income of $2.8 million, or $.40 per share on a diluted basis, in fiscal 1998 compared to a net income of $3.1 million, or $.46 per share on a diluted basis, in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's loan agreement, which expires May 31, 1999, is a collateralized working capital line of credit with three banks that provides for a maximum line of credit in amounts that range from $40 million to $63.5 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $50 million during the year.

The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

                  Direct borrowings under the line of credit bear interest at the agent bank's prime rate (7.75% as of April 1, 1999) or LIBOR plus 250 basis points, at the election of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under the Company's loan agreement was approximately $44.9 million, $44.9 million and $43.0 million during fiscal 1997, 1998 and 1999, respectively. As of January 31, 1999, there were no direct borrowings, no bankers' acceptances and $3.8 million of contingent liability under open letters of credit. As of January 31, 1998, there were no outstanding direct borrowings, no bankers' acceptances and $6.8 million of contingent liability under open letters of credit.

                  The Company is in discussions with its banks to extend the loan agreement to May 31, 2002 under terms similar to the existing loan agreement.

                  The Company's wholly owned Indonesian subsidiary had a line of credit with a bank for approximately $3.5 million which had been supported by a $2.0 million stand-by letter of credit issued under the Company's loan agreement. In May 1998, the bank drew down the stand by letter of credit, reducing the factory's credit line to $1.5 million. As of January 31, 1999, the borrowing by the Indonesian subsidiary under its line of credit approximated $1.5 million.

                  In fiscal 1998, the Company formed a joint venture with Black Entertainment Television, Inc. ("BET"). The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make additional capital contributions up to $1.0 million. As of January 31, 1999, BET and the Company had each contributed $1.5 million to this joint venture. During February 1999, BET and the Company each contributed an additional $500,000 to the joint venture. The joint venture has an asset based credit facility with The CIT Group. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary. As of January 31, 1999, there were $1.2 million of direct borrowings and $360,000 of contingent liability under open letters of credit.

                  There was $2.3 million of cash provided by operating activities in fiscal 1999 primarily as a result of a reduction in the inventories added in the prior year. The Company used $6.5 million of cash in operating activities in fiscal 1998 primarily due to increased inventories and accounts receivable. The Company's inventories increased because of an increase in finished goods inventory due to an unusually mild winter season causing reorders to be lower than expected and an acceleration in the purchase of raw material inventory to take advantage of lower prices due to the economic crisis in Asia. Year end accounts receivable balances were higher than the previous year primarily due to a higher shipping volume in January 1998. There was $5.9 million of cash provided by operating activities in fiscal 1997 primarily as a result of the net income generated in fiscal 1997.

                  The Company used $419,000, $498,000 and $968,000 in cash for investing activities in fiscal 1997, fiscal 1998 and fiscal 1999, respectively, primarily for capital expenditures. Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were approximately $507,000, $1.3 million and $1.7 million for fiscal 1997, 1998 and 1999, respectively. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements and furniture, fixtures and equipment. In addition, capital expenditures in fiscal 1998 and fiscal 1999 include $451,000 and $108,000, respectively, of capital costs for the BET Design Studio joint venture showroom and support office.

                  In fiscal 1999, the Company had $56,000 of cash provided by financing activities. In fiscal 1999, the Company used $1.0 million to reduce the amount of notes payable and for the payment of capital lease obligations. This was more than offset by cash and tax benefits related to the exercise of stock options and the disgorgement of stock sales profits by certain officers of the Company. The Company used $58,000 and $241,000 in financing activities in fiscal 1997 and fiscal 1998, respectively, primarily for the payment of capital lease obligations.

YEAR 2000 COMPLIANCE

         The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including Federated Department Stores, Wal-Mart and J. C. Penney Co. This program allows the Company to receive customer orders, provide advanced shipping notices, monitor store inventory and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its customers' warehouses in advance as to shipments.

                  The Company has a formal Year 2000 compliance schedule for the Company's IT systems. The Company completed an upgrade of its accounting systems in July 1998 to ensure proper processing of transactions relating to the Year 2000 and beyond. In addition, the Company is currently evaluating its other management information systems, such as its manufacturing and distribution systems, microcomputers, telephones and fax machines, and has established plans to upgrade, modify or replace such equipment. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. The Company expects to complete this process and be Year 2000 compliant by mid-1999.

                  The Company does not expect the cost associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with Year 2000 compliance are being funded with working capital and are being expensed as incurred. The Company currently estimates that it will expend approximately $200,000 to

$300,000 to complete its Year 2000 compliance. Of this amount, $60,000 was expended during fiscal 1999 and the remainder will be incurred in fiscal 2000.

                  Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company, its business or its financial condition There can, however, be no assurances that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, is business and its financial condition. The Company believes that the greatest risk presented by the Y2K problem is from third parties, such as suppliers, financial institutions utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk.

                  The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including among others, the Company's current evaluation and assessment status and the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is in the process of surveying vendors and customers about their readiness. Upon completion of this survey, the Company will complete its own internal review of this information to verify the accuracy of the responses. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function. Once the Company has completed its assessment and remediation phases of the Y2K issue, the Company will develop appropriate worst-case scenarios and plans to deal with such contingencies while it develops its contingency plans which are expected to be completed in mid 1999. At this time the Company has not developed any such contingency plans.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

INTEREST RATE EXPOSURE

                  The Company is subject to market risk from exposure to changes in interest rates relating primarily to the Company's short-term debt obligations. The Company primarily enters into such short-term debt obligations to support general corporate purposes, including capital expenditures and working capital needs. All of the Company's debt is short-term with variable rates. To manage its exposure to changes in interest rates, the Company's policy is to manage such interest rate exposure through the use of short-term borrowings, which are negotiated with their lenders on a periodic basis. The Company does not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2000, although there can be no assurance that interest rates will not significantly change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained under the heading "Proposal No. 1-Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 17, 1999, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

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

                  3.                Exhibits:

                  3.1               Certificate of Incorporation.(1)

                  3.2               By-Laws, as amended, of G-III Apparel Group, Ltd. (the
                                    "Company").(8)

                  10.1              Employment Agreement, dated February 1, 1994, between the
                                    Company and Morris Goldfarb.(5)

                  10.3 Fourth Amended and Restated Loan Agreement, dated May 31, 1997, by and among G-III
                                    Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet
                                    Bank, N.A. ("Fleet Bank"), as Agent,
                                    Collateral Monitoring Agent and Issuing Bank for such Banks.(8)

                  10.3(a)           Amendment No. 1 to the Fourth Amended and Restated Loan
                                    Agreement, dated June 1, 1998, by and among G-III, the Banks and
                                    Fleet Bank.(10)

                  10.3(b)           Amendment No. 2 to the Fourth Amended and Restated Loan
                                    Agreement, dated June 24, 1998, by and among G-III, the Banks and
                                    Fleet Bank.(11)

                  10.3(c)           Amendment No. 3 to the Fourth Amended and Restated Loan
                                    Agreement, dated July 31, 1998, by and among G-III, the Banks and
                                    Fleet Bank.(11)

                  10.3(d)           Amendment No. 4 to the Fourth Amended and Restated Loan
                                    Agreement, dated March 30, 1999, by and among G-III, the Banks and Fleet Bank.

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

                  10.8              Lease, dated September 21, 1993, between Hartz Mountain
                                    Associates and the Company.(4)

                  10.9              Lease, dated June 1, 1993, between 512 Seventh Avenue Associates
                                    ("512") and the Company.(5)

                  10.10             Lease, dated January 31, 1994, between 512 and the Company.(6)

                  10.11             G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.(5)

                  10.12             G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee
                                    Directors.(3)

                  10.13             Limited Liability Company Agreement of BET STUDIO LLC, dated
                                    April 11, 1997, between G-III Leather Fashions,  Inc. and Black
                                    Entertainment Television, Inc.(7)

                  10.14             G-III Apparel Group, Ltd. 1997 Stock Option Plan.(9)

                  10.15             Letter Agreement, dated October 31, 1998, between the Company and
                                    Alan Feller.(12)

                  10.16             Letter Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.

                  21                Subsidiaries of the Company.

                  23                Consent of Grant Thornton LLP, dated April 13, 1999.

                  27                Financial Data Schedule Article 5.

                  27.1              Restated Financial Data Schedule Article 5, Year ended January 31,
                                    1998.

                  27.2              Restated Financial Data Schedule Article 5, Year ended January 31,
                                    1997.

         (b)      Reports on Form 8-K:

                  None.

------------------

1 Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

2 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1989, which exhibit is incorporated herein by reference.

3 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, which exhibit is incorporated herein by reference.

4 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, which exhibit is incorporated herein by reference.

5 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, which exhibit is incorporated herein by reference.

6 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, which exhibit is incorporated herein by reference.

7 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, which exhibit is incorporated herein by reference.

8 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

9 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,1997, which exhibit is incorporated herein by reference.

10 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended Apri1 30, 1998, which exhibit is incorporated herein by reference.

11 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, which exhibit is incorporated herein by reference.

12 Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,1998, which exhibit is incorporated herein by reference.

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. The Company will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder therefor. All such requests should be directed to G-III Apparel Group, Ltd., 512 Seventh Avenue, 35th floor, New York, New York 10018,
Attention: Mr. Wayne S. Miller, Secretary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       G-III APPAREL GROUP, LTD.

                                       By /s/ MORRIS GOLDFARB
                                          -------------------------------
                                              Morris Goldfarb,
                                              Chief Executive Officer

April 28, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                  Title                                      Date
             ---------                                  -----                                      ----
/s/ MORRIS GOLDFARB                  Director, Co-Chairman of the Board and                    April 28, 1999
--------------------------------     Chief Executive Officer (principal executive
Morris Goldfarb                      officer)

/s/ WAYNE S. MILLER                  Senior Vice President and Chief Financial                 April 28, 1999
--------------------------------     Officer (principal financial and accounting
Wayne S. Miller                      officer)

/s/ ARON GOLDFARB                    Director and Co-Chairman of the Board                     April 28, 1999
--------------------------------
Aron Goldfarb

                                     Director                                                  April   , 1999
--------------------------------
Lyle Berman

/s/ THOMAS J. BROSIG                 Director                                                  April 28, 1999
--------------------------------
Thomas J. Brosig

/s/ ALAN FELLER                      Director                                                  April 28, 1999
--------------------------------
Alan Feller

/s/ CARL KATZ                        Director                                                  April 28, 1999
--------------------------------
Carl Katz

/s/ WILLEM VAN BOKHORST              Director                                                  April 28, 1999
--------------------------------
Willem van Bokhorst

/s/ SIGMUND WEISS                    Director                                                  April 28, 1999
--------------------------------
Sigmund Weiss

                                     Director                                                  April   , 1999
--------------------------------
George J. Winchell

                            G-III Apparel Group, Ltd.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                                                    Page
                                                                                    ----

Report of Independent Certified Public Accountants                                  F-2

Financial Statements

     Consolidated Balance Sheets - January 31, 1999 and 1998                        F-3

     Consolidated Statements of Operations - Years Ended
        January 31, 1999, 1998 and 1997                                             F-4

     Consolidated Statement of Stockholders' Equity - Years
        Ended January 31, 1997, 1998 and 1999                                       F-5

     Consolidated Statements of Cash Flows - Years Ended
        January 31, 1999, 1998 and 1997                                             F-6

     Notes to Consolidated Financial Statements                                 F-8 - F-29

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for each of the three years in the period ended January 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

New York, New York
April 13, 1999

                   G-III Apparel Group, Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)

                                     ASSETS                                                1999                   1998
                                                                                        --------                ------
CURRENT ASSETS
    Cash and cash equivalents                                                           $  7,241                $  5,842
    Accounts receivable                                                                   12,280                  12,664
    Allowance for doubtful accounts and sales discounts                                   (1,667)                 (1,247)
    Inventories                                                                           16,355                  20,232
    Prepaid income taxes                                                                     767                   -
    Prepaid expenses and other current assets                                                935                   1,758
                                                                                        --------                 -------
           Total current assets                                                           35,911                  39,249

PROPERTY, PLANT AND EQUIPMENT, NET                                                         3,777                   3,431

DEFERRED INCOME TAXES                                                                      3,615                   3,125

OTHER ASSETS                                                                               1,567                     941
                                                                                         -------                --------
                                                                                         $44,870                 $46,746
                                                                                          ======                  ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                       $  2,712                $  3,478
    Current maturities of obligations under capital leases                                   181                     256
    Income taxes payable                                                                   -                         973
    Accounts payable                                                                       2,605                   2,570
    Accrued expenses                                                                       2,631                   2,138
    Accrued nonrecurring charges                                                             545                     538
                                                                                        --------                --------
           Total current liabilities                                                       8,674                   9,953

OTHER LONG-TERM LIABILITIES                                                                  621                     806

MINORITY INTEREST                                                                          -                         301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 1,000,000 shares authorized; no shares
       issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 6,717,921 and 6,506,276
       shares on January 31, 1999 and 1998, respectively                                      67                      65
    Additional paid-in capital                                                            24,767                  23,700
    Retained earnings                                                                     10,741                  11,921
                                                                                          ------                  ------
                                                                                          35,575                  35,686
                                                                                          ------                  ------
                                                                                         $44,870                 $46,746
                                                                                          ======                  ======

The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                      Year ended January 31,
                                                                          -------------------------------------------------
                                                                            1999                 1998                1997
                                                                          --------             --------            --------

Net sales                                                                 $121,644             $120,136            $117,645
Cost of goods sold                                                          95,393               91,559              88,057
                                                                          --------             --------            --------

         Gross profit                                                       26,251               28,577              29,588

Selling, general and administrative expenses                                27,235               23,787              23,542
                                                                          --------             --------            --------

         Operating profit                                                     (984)               4,790               6,046

Interest and financing charges, net                                          2,115                1,534               2,075
                                                                         ---------            ---------           ---------

         Income (loss) before minority interest
           and income taxes                                                 (3,099)               3,256               3,971

Minority interest in loss of joint venture                                   1,378                  449
                                                                         ---------           ----------           ---------

         Income (loss) before income taxes                                  (1,721)               3,705               3,971

Income taxes                                                                  (541)                 906                 885
                                                                        ----------           ----------          ----------

         NET INCOME (LOSS)                                              $   (1,180)          $    2,799          $    3,086
                                                                         =========            =========           =========



INCOME (LOSS) PER COMMON SHARE:

    Basic:
        Net income (loss) per common share                            $       (.18)        $        .43        $        .48
                                                                       ===========          ===========         ===========

        Weighted average number of shares outstanding                        6,539                6,487               6,469
                                                                        ==========            =========           =========

    Diluted:
        Net income (loss) per common share                            $       (.18)        $        .40        $        .46
                                                                       ===========          ===========         ===========

        Weighted average number of shares outstanding                        6,539                7,051               6,739
                                                                         =========            =========           =========




The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended January 31, 1997, 1998 and 1999
                                 (in thousands)


                                                                      Additional
                                                   Common               paid-in             Retained
                                                    stock               capital             earnings              Total
                                                   -------            ----------            --------            --------

Balance as of January 31, 1996                       $65                $23,615            $   6,036             $29,716

Employee stock options exercised                                             23                                       23
Net income for the year                                                                        3,086               3,086
                                                    ----             ----------             --------            --------

Balance as of January 31, 1997                        65                 23,638                9,122              32,825

Employee stock options exercised                                             62                                       62
Net income for the year                                                                        2,799               2,799
                                                    ----            -----------              -------             -------

Balance as of January 31, 1998                        65                 23,700               11,921              35,686

Employee stock options exercised                       2                    439                                      441
Tax benefit from exercise of options                                        420                                      420
Disgorgement of stock sales profit by
    certain officers                                                        208                                      208
Net loss for the year                                                                         (1,180)             (1,180)
                                                    ----            -----------              -------             -------

BALANCE AS OF JANUARY 31, 1999                       $67                $24,767              $10,741             $35,575
                                                      ==                 ======               ======              ======







The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year ended January 31,
                                                                              ---------------------------------------------
                                                                               1999              1998                1997
                                                                              ------           --------             -------

Cash flows from operating activities
    Net income (loss)                                                        $(1,180)         $   2,799            $  3,086
                                                                              ------           --------             -------
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
        Depreciation and amortization                                          1,372              1,227               1,534
        Minority interest                                                     (1,378)               449
        Deferred income tax benefit                                             (548)              (294)             (1,634)
        Loss on disposition of fixed assets                                                                             179
        Changes in operating assets and liabilities
           Accounts receivable                                                   804             (4,241)              1,819
           Inventories                                                         3,877             (6,246)                221
           Income taxes                                                       (1,740)               526                 949
           Prepaid expenses and other current assets                             823               (789)                 (1)
           Deferred income taxes                                                  58                520
           Other assets                                                         (626)                35                 (49)
           Accounts payable and accrued expenses                                 855               (460)               (177)
           Accrued nonrecurring charge                                           (73)               (69)
           Other long-term liabilities                                            67                 57
                                                                              ------          ---------             -------

                                                                               3,491             (9,285)              2,841
                                                                              ------          ---------             -------

         Net cash provided by (used in) operating activities                   2,311             (6,486)              5,927
                                                                              ------          ---------             -------

Cash flows from investing activities
    Capital expenditures                                                      (1,723)            (1,304)               (507)
    Capital dispositions                                                           5                 56                  88
    Investment in joint venture by Minority Partner                              750                750
                                                                              ------          ---------             -------

         Net cash used in investing activities                                  (968)              (498)               (419)
                                                                              ------          ---------             -------


                   G-III Apparel Group, Ltd. and Subsidiaries

                                 (in thousands)



                                                                                        Year ended January 31,
                                                                              ---------------------------------------------
                                                                               1999              1998                 1997
                                                                              ------           --------              ------
Cash flows from financing activities
    Increase (decrease) in notes payable, net                               $   (766)         $      19             $   479
    Payments for capital lease obligations                                      (247)              (322)               (560)
    Proceeds from exercise of stock options                                      441                 62                  23
    Tax benefit from exercise of options                                         420
    Disgorgement of stock sales profit by certain officers                       208
                                                                              ------           --------              ------

       Net cash provided by (used in) financing activities                        56               (241)                (58)
                                                                              ------           --------              ------

       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                                 1,399             (7,225)              5,450

Cash and cash equivalents at beginning of year                                 5,842             13,067               7,617
                                                                              ------           --------              ------

Cash and cash equivalents at end of year                                     $ 7,241          $   5,842             $13,067
                                                                              ======           ========              ======


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
       Interest                                                              $ 2,343          $   1,520            $  2,047
       Income taxes                                                          $ 1,355                517               1,836






The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 1999, 1998 and 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Business Activity and Principles of Consolidation

         As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of leather and textile apparel which is sold to retailers throughout the United States. The Company also operates two retail outlet stores.

         The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         Certain reclassifications have been made to conform to the fiscal 1999 presentation.

     2.  Revenue Recognition

         Sales are recognized when merchandise is shipped.

     3.  Inventories

         Inventories are stated at the lower of cost (determined by the weighted average method, which approximates the first-in, first-out method) or market.

     4.  Depreciation and Amortization

         Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

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

     5.  Income Taxes

         Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     6.  Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     7.  Joint Ventures

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

         In 1997, the Company formed a joint venture with Black Entertainment Television, Inc. ("BET") to produce a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1,000,000. In addition, the agreement provides for the Company and BET each to make an additional capital contribution up to $1,000,000. As of January 31, 1999, BET and the Company have each contributed $1,500,000 to this joint venture. The Company has a 50.1% ownership interest in the joint venture and includes the results of the joint venture less the share of the minority interest in its consolidated financial statements.

     8.  Net Income (Loss) Per Common Share

         Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

         A reconciliation between basic and diluted earnings per share is as follows:

                                                                             Years ended January 31,
                                                                     ----------------------------------------
                                                                       1999             1998           1997
                                                                     -------           -------        -------
                                                                     (in thousands, except per share amounts)

              Net income (loss)                                      $(1,180)          $2,799         $3,086
                                                                      ======            =====          =====

              Basic EPS:
                  Basic common shares                                  6,539            6,486          6,469
                                                                      ======            =====          =====

                  Basic EPS                                            $(.18)            $.43           $.48
                                                                        ====              ===            ===

              Diluted EPS:
                  Basic common shares                                  6,539            6,486          6,469
                  Plus impact of stock options                         -                  565            270
                                                                     -------           ------         ------

                  Diluted common shares                                6,539            7,051          6,739
                                                                      ======            =====          =====

                  Diluted EPS                                          $(.18)            $.40           $.46
                                                                        ====              ===            ===


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

         Excluded from the above calculations are 1,042,000 and 50,000, of stock options which were deemed to be antidilutive for the years ended January 31, 1999 and 1998, respectively. For the year ended January 31, 1997, no stock options were deemed to be antidilutive.

     9.  Stock-Based Compensation

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

    10.  Use of Estimates

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997



NOTE A (CONTINUED)

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

         The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in 1999, 1998, and 1997 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.

NOTE B - INVENTORIES

     Inventories consist of:


                                              January 31,
                                     ----------------------------
                                      1999               1998
                                     -------              -------
                                    ----------(000's)------------

      Finished goods                 $12,939              $14,137
      Work-in-process                    115                    1
      Raw materials                    3,301                6,094
                                     -------              -------

                                     $16,355              $20,232
                                      ======               ======


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997



NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consist of:


                                                                                      January 31,
                                                                             ----------------------------
                                                                               1999               1998
                                                                             --------            --------
                                                                             ----------(000's)------------

      Machinery and equipment                                                $  1,253            $  1,348
      Leasehold improvements                                                    4,354               4,253
      Transportation equipment                                                    128                  97
      Furniture and fixtures                                                    1,621               1,295
      Computer equipment                                                        4,423               3,535
      Land and building (net of write-down of Indonesian
          factory; Note E)                                                        186                  25
      Property under capital leases (Note E)
          Land                                                                     55                  55
          Building                                                                185                 185
          Computer equipment                                                       74                  52
          Leasehold improvement                                                   650                 650
                                                                             --------            --------

                                                                               12,929              11,495

      Less accumulated depreciation and amortization (including $823,000 and
          $654,000 on property under capital leases at January 31, 1999 and
          1998, respectively)                                                   9,152               8,064
                                                                              -------             -------

                                                                             $  3,777            $  3,431
                                                                              =======             =======


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997




NOTE D - NOTES PAYABLE

     Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million and $3.5 million with an Indonesian bank, as of January 31, 1999 and 1998, respectively.

     In connection with the joint venture agreement with Black Entertainment Television, Inc. ("BET"), the joint venture has an asset based credit facility with The CIT Group. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened standby letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (8.25% at April 13, 1999). As of January 31, 1999, there were $1.2 million of direct borrowings and $360,000 of contingent liability under open letters of credit.

     The Company's loan agreement, which expires May 31, 1999, is a collateralized working capital line of credit with three banks that provides for a maximum line of credit in amounts that range from $40 million to $63.5 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $50 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

     All borrowings under the agreement are payable on demand and bear interest at the option of the Company at either the prevailing prime rate (7.75% at April 13, 1999) or LIBOR plus 250 basis points (7.43% at April 13, 1999) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

     The weighted average interest rates were 8.4% and 8.5% as of January 31, 1999 and 1998, respectively.

     At January 31, 1999 and 1998, the Company was contingently liable under letters of credit in the amount of approximately $3,800,000 and $6,800,000, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE E - OTHER LIABILITIES

     Other long-term liabilities consist of:

                                                   January 31,
                                               -------------------
                                               1999           1998
                                               ----           ----
                                             --------(000's)--------
          Nonrecurring charges                 $317           $397
          Capital lease obligations             180            352
          Other                                 124             57
                                               ----           ----
                                               $621           $806
                                               ====           ====


     Nonrecurring Charges

     During 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate a factory located in Indonesia, to reduce costs and to streamline and consolidate operations. The domestic factory was closed during 1995 with no loss of revenue. During fiscal 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with a disposition of the factory. In December 1997, the Company was approached by an outside third party to manufacture luggage at the Indonesian factory. The Company began producing luggage in February 1998. As a result the Company discontinued its plan to close the factory.

     At January 31, 1999, a portion of the nonrecurring charge balance ($462,000) relates to the uncertainty of the realization of the assets in Indonesia caused by the instability of the Indonesian economy (Note P).

     Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE E (CONTINUED)

     The status of the components of the nonrecurring charges was:

                                              Balance at         Current           BALANCE AT
                                              January 31,         period           JANUARY 31,
                                                 1998            activity             1999
                                                 ----            --------             ----
                                              --------------------(000's)-------------------
          Closure of domestic facility          $ 473             $ (73)            $ 400
          Uncertainty of Indonesian assets        462              -                 462
                                                -----             -----             -----
                                                $ 935             $ (73)            $ 862
                                                =====             =====             =====


     Capital Lease Obligations

     In September 1986, the New York City Industrial Development Agency ("Agency") issued $1,442,000 of floating rate Industrial Development Revenue Bonds to a commercial bank for the purpose of acquiring and renovating real property located at 345 West 37th Street in New York. The bonds bear interest at 92% of the bank's prime rate, which was 7.75% at January 31, 1999 plus 1.48% per annum. Simultaneously, the Agency leased the property to 345 West 37th Corp. ("345 West"), a company under the management and control of two principal stockholders, for 15 years. 345 West, in turn, subleased the property to G-III Leather Fashions, Inc. ("G-III"), a subsidiary of the Company, on the same terms. Concurrent with the execution of the lease and sublease agreements, 345 West and G-III entered into lease guarantee agreements whereby they jointly and severally guaranteed the payments and obligations under the lease and the payment of principal and interest on the bonds. In addition, the two principal stockholders of the Company have personally guaranteed the debt. The accompanying financial statements reflect the above lease between G-III and 345 West as a capitalized lease (Note J).

     In fiscal 1995, the Company entered into several agreements for the sale and leaseback of the renovations of its showroom and warehouse and the computer system installed for the retail stores. The assets were sold for $1,548,000 (the book value of the assets). The sale and leaseback transactions have been accounted for as a capital lease, wherein the property remains on the books and will continue to be depreciated. A financing obligation representing the proceeds has been recorded. The Company has the option to purchase these assets at the end of the leases.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE E (CONTINUED)

     In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 31, 1999:

                                                         (000's)
          Year ending January 31,
              2000                                        $198
              2001                                         124
              2002                                          75
                                                          ----
          Net minimum lease payments                       397

          Less amount representing interest                 36
                                                          ----
          Present values of minimum lease payments        $361
                                                          ====
          Current portion                                 $181
          Noncurrent portion                               180
                                                          ----
                                                          $361
                                                          ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE F - INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                                                                     Year ended January 31,
                                                       ---------------------------------------------------
                                                          1999                1998                1997
                                                         -------             -------             -------
                                                       ----------------------(000's)----------------------
          Current
              Federal                                    $   (52)            $ 1,044             $ 2,370
              State and city                                  45                  68                  73
              Foreign                                         14                  88                  76
                                                         -------             -------             -------
                                                               7               1,200               2,519

          Deferred                                          (548)               (294)             (1,634)
                                                         -------             -------             -------
                                                         $  (541)            $   906             $   885
                                                         =======             =======             =======

          Earnings (loss) before income taxes
              United States                              $(3,335)            $ 3,358             $ 4,912
              Non-United States                            1,614                 347                (941)

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE F (CONTINUED)

     The significant components of the Company's deferred tax asset at January 31, 1999 and 1998 are summarized as follows:

                                                                   1999                1998
                                                                  -------             -------
                                                                ------------(000's)------------
          Provision for bad debts and sales allowances            $   639             $   237
          Depreciation                                              1,293               1,320
          Inventory write-downs                                       647                 345
          Nonrecurring charges                                        978               1,058
          Straight-line lease                                         102                 168
          Other                                                       (44)                 (3)
                                                                  -------             -------
                                                                  $ 3,615             $ 3,125
                                                                  =======             =======


     Due to changes in economic circumstances in fiscal 1998, the Company assessed its past earnings history and trends and evaluated its anticipated profitability over the period of years in which the temporary differences are expected to become tax deductions. During the year ended January 31, 1998, management reduced the allowance by $388,000 to an amount at which it believes sufficient taxable income will be generated to realize the net deferred tax assets.

     At January 31, 1999, the Company has state and local net operating loss carryforwards of approximately $2,000,000, which will be available to offset its earnings during the carryforward period. If not used, these carryforwards begin to expire in 2010.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE F (CONTINUED)

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                            YEAR ENDED              Year ended              Year ended
                                                         JANUARY 31, 1999        January 31, 1998        January 31, 1997
                                                        -------------------     -------------------     -------------------
                                                                    PERCENT                 Percent                 Percent
                                                                       OF                      of                      of
                                                        AMOUNT       INCOME     Amount       income     Amount       income
                                                        ------      -------     ------      -------     ------      -------
                                                        (000'S)                 (000's)                 (000's)

Provision (benefit) for Federal income taxes at
   the statutory rate                                    $(585)      (34.0)%    $1,263        34.0%     $1,350        34.0%
State and city income taxes, net of Federal
   income tax benefit                                       30         1.7          45         1.2          48         1.2
Effect of foreign taxable operations                      (535)      (31.1)        (34)        (.9)        397        10.0
Valuation allowance for deferred taxes                      -           -         (388)      (10.4)       (912)      (22.9)
Effect of temporary differences resulting in
  Federal taxable income                                   624        36.3
Tax refund of prior years                                  (58)       (3.4)

Other, net                                                 (17)        (.9)         20          .6           2
                                                         -----       ------     ------        ----      ------        ----
Actual provision (benefit) for income taxes              $(541)      (31.4)%    $  906        24.5%     $  885        22.3%
                                                         =====       ======     ======        ====      ======        ====

                                G-III Apparel Group, Ltd. and Subsidiaries

                                     January 31, 1999, 1998 and 1997


NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company leases warehousing, executive and sales facilities, and transportation equipment. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 1999 are:

                                  Sublease
                     Gross        income          Net
                    -------       -------       -------
                    --------------(000's)--------------
     Year ending January 31,
          2000      $ 2,192       $  (961)      $ 1,231
          2001          768          (254)          514
          2002          600          (115)          485
          2003          600          (119)          481
          2004          -             (10)          (10)
                    -------       -------       -------
                    $ 4,160       $(1,459)      $ 2,701
                    =======       =======       =======


     Rent expense on the above operating leases (including amounts leased from 345 West - Note J) for the years ended January 31, 1999, 1998 and 1997 was approximately $1,631,000, $1,624,000 and $1,570,000, respectively, net of sublease income of $775,000, $744,000 and $702,000, respectively.

     In April 1988, 345 West received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at a variable rate (8.25% at January 31, 1999). The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $481,000 and $572,000 as of January 31, 1999 and 1998, respectively. In conjunction with closing this domestic facility (described in Note E), the Company has reflected $400,000 and $473,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 1999 and 1998, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE G (CONTINUED)

     The Company has entered into royalty agreements that provide for royalty payments from 5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $4,689,000, $3,188,000 and $2,585,000 for the years ended January 31, 1999,
     1998 and 1997, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:


                      Year ending January 31,         Amount
                      -----------------------       ----------
                          2000                      $1,276,000
                          2001                       1,413,000
                                                    ----------
                                                    $2,689,000
                                                    ==========


     The Company has an employment agreement with its chief executive officer which expires on January 31, 2000. The agreement is automatically renewed for successive one-year terms, unless either party shall give the other not less than 90 days' prior written notice of intent not to renew. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million. If, after a change in control of the Company, as defined in the agreement, the chief executive officer's employment is terminated: (i) by the Company without cause, or
     (ii) by him because of a material breach of the agreement by the Company, then the chief executive officer has the right to receive an amount equal to 2.99 times his base salary and bonus. The agreement also provides for supplemental pension payments of $50,000 per year provided that the Company achieves net income, as defined, in excess of $1,500,000.


     Year 2000

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE H - STOCKHOLDERS' EQUITY

     Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements prohibit the payment of cash dividends without consent.


     Stock Options

     The Company's stock plans authorize the granting of 1,630,000 options to executive and key employees and 31,500 to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended January 31, 1999, 1998 and 1997 would have been as follows:

                                                                    1999            1998            1997
                                                                  --------         ------          ------
          Net income (loss) - as reported                         $(1,180)         $2,799          $3,086
          Net income (loss) - adjusted                             (1,494)          2,569           2,824
          Diluted earnings (loss) per share - as reported           $(.18)           $.40            $.46
          Diluted earnings (loss) per share - adjusted              $(.23)           $.37            $.42

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE H (CONTINUED)

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $2.58, $3.19 and $1.93 per option, respectively.
     The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively:

                                                                    1999            1998            1997
                                                                  --------         ------          ------
          Expected stock price volatility                           61.8%           68.9%           70.9%
          Expected lives of options
             Directors and officers                                  7 YEARS         7 years         7 years
             Employees                                               6 YEARS         6 years         6 years
          Risk-free interest rate                                    5.4%            6.6%            5.6%
          Expected dividend yield                                    0%              0%              0%


     Information regarding these option plans for 1999, 1998 and 1997 is as follows:

                                                1999                      1998                      1997
                                       ----------------------    ----------------------    -----------------------
                                                     WEIGHTED                  Weighted                  Weighted
                                                      AVERAGE                   average                   average
                                                     EXERCISE                  exercise                  exercise
                                         SHARES        PRICE       Shares        price       Shares        price
                                       ---------     --------    ---------     --------    ---------     --------
          Options outstanding at
            beginning of year          1,133,020       $2.56       989,465       $2.15       888,320       $2.05

          Exercised                     (211,645)       2.08       (38,565)       2.00        (7,020)       2.00
          Granted                        124,150        4.18       199,000        4.54       137,000        2.64
          Cancelled or forfeited          (3,425)       2.00       (16,880)       2.54       (28,835)       2.00
                                       ---------                 ---------                 ---------

          Options outstanding at
            end of year                1,042,100       $2.86     1,133,020        2.56       989,465        2.15
                                       =========                 =========                 =========

          Exercisable                    789,140       $2.47       889,120        2.24       735,252        2.14
                                       =========                 =========                 =========

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE H (CONTINUED)

     The following table summarizes information about stock options outstanding:

                                                           Weighted                           Number
                                        Number out-         average         Weighted        exercisable         Weighted
                                      standing as of       remaining         average          as of              average
              Range of                  January 31,       contractual       exercise        January 31,         exercise
          exercise prices                  1999              life             price            1999               price
          ---------------             --------------      -----------       --------        -----------         --------
          $1.625 to $3.00                 768,950          5.4 years         $2.16            670,340             $2.17
          $3.01 to $5.875                 273,150          7.1 years          4.81            118,800              4.18
                                        ---------                                             -------

                                        1,042,100          6.0 years          2.86            789,140              2.47
                                        =========                                             =======


NOTE I - MAJOR VENDORS AND CUSTOMERS

     For the years ended January 31, 1999, 1998 and 1997, the Company purchased 13%, 12%, and 11%, respectively, of total purchases through one buying agent. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

     For the years ended January 31, 1999, 1998 and 1997, one customer accounted for 21.6%, 17.1%, and 12.8%, respectively, of the Company's net sales. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.


NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended January 31, 1999, 1998 and 1997, G-III leased space from 345 West (Notes E and G). Operating expenses paid by G-III to 345 West during the years ended January 31, 1999, 1998 and 1997, amounted to approximately $200,000, $229,000 and $182,000, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE J (CONTINUED)

     An executive of the Company owns approximately 20% of equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. In addition, an outside director of the Company owns approximately 3% directly and 17% indirectly of equity interests on a fully diluted basis of Wilsons. During the years ended January 31, 1999, 1998 and 1997, Wilsons accounted for approximately $8,183,000, $7,121,000 and $6,741,000, respectively, of the Company's net sales. Accounts receivable from Wilsons at January 31, 1999 and 1998 were approximately $64,000 and $286,000, respectively.


NOTE K - PENSION PLANS

     The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $150,000, $140,000 and $120,000, for the years ended January 31, 1999, 1998 and 1997, respectively.

     G-III contributed approximately $57,000, $45,000 and $37,000 for the years ended January 31, 1999, 1998 and 1997, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's new assets is not available from the plan's administrator.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE L - SEGMENTS

     The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and nonlicensed apparel. The following information is presented for the fiscal years indicated below:

                                                   1999                      1998                    1997
                                           ---------------------     --------------------    --------------------
                                                          NON-                     Non-                    Non-
                                           LICENSED     LICENSED     Licensed    Licensed    Licensed    Licensed
                                           --------     --------     --------    --------    --------    --------
          Net sales                        $ 45,854     $ 75,790     $ 28,986     $91,150    $ 21,609     $96,036
          Cost of goods sold                 35,257       60,136       23,295      68,264      17,137      70,920
                                           --------     --------     --------     -------    --------     -------
          Gross profit                       10,597       15,654        5,691      22,886       4,472      25,116

          Selling, general and
            administrative                    7,996       19,239        7,039      16,748       4,285      19,257
                                           --------     --------     --------     -------    --------     -------
          Operating profit (loss)             2,601       (3,585)      (1,348)      6,138         187       5,859

          Interest expense                      480        1,635          467       1,067         380       1,695
                                           --------     --------     --------     -------    --------     -------
          Income (loss) before minority
            Interest and income taxes         2,121       (5,220)      (1,815)      5,071        (193)      4,164
          Minority interest                               (1,378)                    (449)
                                           --------     --------     -------    --------     --------     -------
          Income (loss) before income
            taxes                          $  2,121     $ (3,842)    $ (1,815)    $ 5,520    $   (193)    $ 4,164
                                           ========     ========     ========     =======    ========     =======


     Commission fee income was $3.5 million, $6.7 million, and $10.0 million for fiscal 1999, 1998 and 1997, respectively. This fee income is included in nonlicensed net sales and gross profit.

                                                    1999                          1998                          1997
                                           -----------------------       -----------------------       -----------------------
                                                        LONG-LIVED                    Long-Lived                    Long-Lived
                                           REVENUES       ASSETS         Revenues       Assets         Revenues       Assets
                                           --------     ----------       --------     ----------       --------     ----------
       Geographic region
            United States                  $118,976       $7,482         $114,584       $6,582         $113,284       $6,893
            Non-United States                 2,668        1,476            5,552          915            4,361        2,460
                                           --------       ------         --------       ------         --------       ------
                                           $121,644       $8,958         $120,136       $7,497         $117,645       $9,353
                                           ========       ======         ========       ======         ========       ======

     Included in finished goods inventory at January 31, 1999, 1998 and 1997 is $5.2 million and $7.8 million, $2.2 million and $11.9 million, and $1.8 million and $8.6 million, respectively of licensed and non-licensed inventory, respectively. All other assets are commingled.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 1999 and 1998 are as follows:


                                                                         Quarter Ended
                                                     -------------------------------------------------------
                                                     April 30,       July 31,     October 31,    January 31,
                                                       1998            1998          1998           1999
                                                     ---------       --------     -----------    -----------
          January 31, 1999
             Net Sales                                $ 4,950        $35,742        $61,210       $ 19,742
             Gross Profit                                (298)         9,399         15,258          1,892
             Net Income (loss)                         (3,930)         1,410          4,426         (3,086)

             Net income (loss) per common share
               Basic                                  $ (0.60)       $  0.22        $  0.68       $  (0.47)
               Diluted                                  (0.60)          0.20           0.66          (0.47)



                                                                         Quarter Ended
                                                       -------------------------------------------------------
                                                       April 30,      July 31,      October 31,    January 31,
                                                         1997           1997           1997           1998
                                                       ---------       --------     -----------    -----------
          January 31, 1998
             Net sales                                $ 6,531        $33,109        $61,125       $ 19,371
             Gross profit                                 462         10,966         15,936          1,213
             Net income (loss)                         (3,248)         2,444          5,656         (2,053)

             Net income (loss) per common share
               Basic                                  $ (0.50)       $  0.38        $  0.87       $  (0.32)
               Diluted                                  (0.50)          0.35           0.80          (0.32)


NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED
           ACCOUNTING PRONOUNCEMENTS

     Derivatives

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 1999, 1998 and 1997


NOTE O - COMPREHENSIVE INCOME

     As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the years ended January 31, 1999, 1998 and 1997, other comprehensive income was not material.


NOTE P - EFFECT OF INDONESIAN ECONOMY

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

     Resolution of the economic crisis is dependent on the fiscal and monetary measures that will be taken by the government, actions which are beyond the Company's control, to achieve economic recovery. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings, including the effect flowing through from the Company's suppliers. The Company believes it has adequate sources of alternative financing and suppliers. The Company has written off a substantial portion of the value of the assets located in Indonesia in connection with the 1995 restructuring (Note E). The Company believes that it has adequately provided for any potential future losses in connection with the instability of the Indonesian economy, in all material respects.

                                G-III Apparel Group, Ltd. and Subsidiaries

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Column A                     Column B             Column C                Column D       Column E
              --------                     --------             --------                --------       --------
                                                                Additions
                                                         ------------------------
                                                            (1)            (2)
                                          Balance at     Charged to      Charged                      Balance at
                                          beginning      costs and       to other      Deductions       end of
             Description                  of period       expenses       accounts         (a)           period
             -----------                  ----------     ----------     ----------     ----------     ----------
Year ended January 31, 1999
    Deducted from asset accounts
       Allowance for doubtful accounts      $  685         $   23                        $  209         $  499
       Allowance for sales discounts           562          2,146                         1,540          1,168
                                            ------         ------                        ------         ------
                                            $1,247         $2,169                        $1,749         $1,667
                                            ======         ======                        ======         ======

Year ended January 31, 1998
    Deducted from asset accounts
       Allowance for doubtful accounts      $1,894         $  177                        $1,386         $  685
       Allowance for sales discounts           800          2,169                         2,407            562
                                            ------         ------                        ------         ------
                                            $2,694         $2,346                        $3,793         $1,247
                                            ======         ======                        ======         ======
Year ended January 31, 1997
    Deducted from asset accounts
       Allowance for doubtful accounts      $1,712         $  216                        $   34         $1,894
       Allowance for sales discounts         1,057          2,222                         2,479            800
                                            ------         ------                        ------         ------
                                            $2,769         $2,438                        $2,513         $2,694
                                            ======         ======                        ======         ======


(a)  Accounts written off as uncollectible, net of recoveries.


                                       S-1



                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The dagger symbol shall be expressed as.................................... 'D'