Form 10-Q
period 1999-04-30
G III APPAREL GROUP LTD /DE/
filed 1999-06-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 1999

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

                         Commission File Number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                        41-1590959
------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



     512 Seventh Avenue, New York, New York                  10018
--------------------------------------------------------------------------------
     (Address of Principal Executive Office)               (Zip Code)


                                 (212) 403-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

Yes     XX            No
    __________           __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1999.

Common Stock, $.01 par value per share: 6,717,921 shares.


Part I          FINANCIAL INFORMATION                                              Page No.

    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        April 30, 1999 and January 31, 1999........................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        April 30, 1999 and 1998....................................4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended
                        April 30, 1999 and 1998....................................5

                Notes to Condensed Consolidated Financial Statements...............6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.........................................................9

* The Balance Sheet at January 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II         OTHER INFORMATION

    Item 6.     Exhibits and  Reports on Form 8-K..................................12


                 1. Fifth Amended and Restated Loan Agreement dated as of May 31, 1999, by and among G-III Leather Fashions, Inc., the Lenders signatory thereto and Fleet Bank, N.A., as Agent.

                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                  ASSETS                                              APRIL 30,              JANUARY 31,
                                                                                        1999                    1999
                                                                                        ----                    ----
                                                                                  (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                        $     455               $  7,241
    Accounts receivable                                                                  7,153                 12,280
    Allowance for doubtful accounts and sales discounts                                 (1,184)                (1,667)
    Inventories - net                                                                   23,281                 16,355
    Prepaid income taxes                                                                 2,743                    767
    Prepaid expenses and other current assets                                            1,489                    935
                                                                                      --------               --------
           Total current assets                                                         33,937                 35,911

PROPERTY, PLANT AND EQUIPMENT, NET                                                       3,580                  3,777

DEFERRED INCOME TAXES                                                                    3,615                  3,615

OTHER ASSETS                                                                             1,465                  1,567
                                                                                       -------                -------
                                                                                       $42,597                $44,870
                                                                                       =======                =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                     $  2,738               $  2,712
    Current maturities of obligations under capital leases                                 123                    181
    Accounts payable                                                                     3,124                  2,605
    Accrued expenses                                                                     3,356                  2,631
    Accrued nonrecurring charges                                                           547                    545
                                                                                      --------               --------
           Total current liabilities                                                     9,888                  8,674

OTHER LONG-TERM LIABILITIES                                                                567                    621

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized; no shares
        issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000
      shares; issued and outstanding, 6,717,921 shares
      on April 30, 1999 and January 31, 1999                                                67                     67
    Additional paid-in capital                                                          24,767                 24,767
    Retained earnings                                                                    7,308                 10,741
                                                                                      --------                -------
                                                                                        32,142                 35,575
                                                                                      --------                -------
                                                                                       $42,597                $44,870
                                                                                      ========                =======


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                ------------------------------
                                                                                          (Unaudited)

                                                                                 1999                   1998
                                                                                 -----                  ----

Net sales                                                                        $8,470                 $4,950
Cost of goods sold                                                                7,637                  5,248
                                                                              ---------               --------

         Gross profit (loss)                                                        833                   (298)

Selling, general and administrative expenses                                      6,887                  6,340
                                                                              ---------               --------

         Operating loss                                                          (6,054)                (6,638)


Interest and financing charges, net                                                  98                    163
                                                                              ---------               --------

         Loss before minority interest
           and income taxes                                                      (6,152)                (6,801)

Minority interest in loss of joint venture                                          431                    251
                                                                              ---------               --------

         Loss before income taxes                                                (5,721)                (6,550)

Income tax benefit                                                               (2,288)                (2,620)
                                                                              ---------               --------

         Net loss                                                               $(3,433)               $(3,930)
                                                                              =========               ========



LOSS PER COMMON SHARE:

    Basic and Diluted;

       Net loss per common share                                              $   (0.51)              $  (0.60)
                                                                             ==========              =========

    Weighted average number of shares outstanding                             6,717,921              6,509,943
                                                                             ==========              =========









The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                THREE MONTHS ENDED APRIL 30,
                                                                              -------------------------------
                                                                                        (Unaudited)
                                                                                1999                   1998
                                                                              --------               --------

Cash flows from operating activities:
    Net loss                                                                $  (3,433)               $  (3,930)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                                             345                      323
        Minority Interest                                                        (431)                    (251)
        Changes in operating assets and liabilities:
           Accounts receivable                                                  4,644                    4,926
           Inventories                                                         (6,926)                 (10,025)
           Prepaid income taxes                                                (1,976)                  (3,992)
           Prepaid expenses and other current assets                             (554)                     257
           Other assets                                                            33                      (63)
           Accounts payable and accrued expenses                                1,244                   (1,394)
           Accrued nonrecurring charge                                            (21)                     (11)
                                                                             ---------               ---------

         Net cash used in operating activities                                 (7,075)                 (14,160)
                                                                             ---------                 --------

Cash flows from investing activities:
    Capital expenditures                                                         (148)                    (404)
    Investment in joint venture                                                   500                      250
                                                                            ---------                ---------

         Net cash from (used in) investing activities                             352                     (154)
                                                                            ---------                ---------

Cash flows from financing activities:
    Increase in notes payable, net                                                 26                    9,145
    Payments for capital lease obligations                                        (89)                     (62)
    Proceeds from exercise of stock options                                                                 16
                                                                            ----------                --------

       Net cash from (used in) financing activities                               (63)                   9,099
                                                                            ----------               ---------

       NET  DECREASE IN CASH
          AND CASH EQUIVALENTS                                                 (6,786)                  (5,215)

Cash and cash equivalents at beginning of period                                7,241                    5,842
                                                                             --------                 --------

Cash and cash equivalents at end of period                                 $      455               $      627
                                                                            ==========               =========

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                             $      91                $     175
       Income taxes                                                              (286)                   1,539



The accompanying notes are an integral part of these statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three month period ended April 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 1999.

Note 2 - Inventories

        Inventories consist of:


                                 APRIL  30,           January 31,
                                    1999                 1999
                                   -------             -------
                                        (in thousands)

       Finished products          $ 15,117            $ 12,939
       Work-in-process                 251                 115
       Raw materials                 7,913               3,301
                                  --------            --------

                                  $ 23,281            $ 16,355
                                  ========            ========


Note 3 - Net Loss Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

Note 4 - Notes Payable

As of May 31, 1999, the Company's loan agreement was extended for three years to May 31, 2002. The agreement provides for a maximum line of credit in amounts that range from $45 million to $65 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $50 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was no loan balance outstanding at either April 30, 1999 or January 31, 1999 under this agreement.

The BET Design Studio, LLC joint venture has an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (8.25% at June 1, 1999). As of April 30, 1999, there were $1.1 million of direct borrowings included in Notes Payable. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

To fund additional marketing and advertising expenditures, Black Entertainment Television, Inc. ("BET") has agreed to advance up to $600,000 under a lending agreement to BET Design Studio, LLC. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter. The agreement also grants BET, Inc. the right after one year to convert the principal balance to a 10% ownership interest. If exercised, this would increase BET Holdings, Inc.'s ownership interest in BET Design Studio, LLC to 59.9%, with a corresponding decrease in the Company's ownership interest to 40.1%. These advances totaled $173,000 as of April 30, 1999.

Notes payable also includes foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million with an Indonesian bank as of April 30, 1999 and January 31, 1999.

Note 5 - Nonrecurring Charges

Included in the original 1995 non-recurring charge was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31, 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory was contracted to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability being experienced in Indonesia, management determined that the $462,000 nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance ($379,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $294,000 and $317,000 of nonrecurring charges at April 30, 1999 and January 31, 1999, respectively.

The status of the provision at the end of the period was:


                                               Balance                 1999                BALANCE
                                          January 31, 1999           Activity           APRIL 30, 1999
                                          ----------------           --------           --------------
                                                                  (in thousands)

Closure of Domestic Facility                   $  400                $   (21)              $   379
Uncertainty of Indonesian Assets                  462                                          462
                                                -----                ---------               -----
                                               $  862                $   (21)              $   841
                                                =====                 =======                =====


Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three month periods ended April 30, 1999 and 1998, other comprehensive income was not material.

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

                                                                 1999                                 1998
                                                                 ----                                 ----
                                                                          NON-                                  Non-
                                                      LICENSED          LICENSED             Licensed         Licensed
                                                      --------          --------             --------         --------

        Net sales                                     $  4,907          $  3,563             $  1,607         $  3,343
        Cost of goods sold                               4,200             3,437                1,415            3,833
                                                       -------           -------              -------          -------

        Gross profit (loss)                                707               126                  192             (490)

        Selling, general and
          Administrative                                 2,177             4,710                2,096            4,244
                                                       -------           -------              -------          -------

        Operating loss                                  (1,470)           (4,584)              (1,904)          (4,734)

        Interest expense (income)                          (25)              123                    1              162
                                                     ----------         --------             --------         --------

        Loss before minority
          Interest and income taxes                     (1,445)           (4,707)              (1,905)          (4,896)

        Minority interest                                                    431                                   251
                                                     ----------         --------             --------          -------

        Loss before income taxes                      $ (1,445)         $ (4,276)            $ (1,905)        $ (4,645)
                                                       ========          =======              =======          ========


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

RESULTS OF OPERATIONS

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during the Company's fiscal year. Net sales for the three months ended April 30, 1999 were $8.5 million compared to $5.0 million for the same period last year. The increase in net sales during the quarter was primarily attributable to a $3.3 million increase in sales of licensed merchandise.

The Company generated a gross profit of $833,000 for the three month period ended April 30, 1999 compared to a gross loss of $298,000 for the same period last year. The gross margin improvement is attributable to increased sales of higher margin licensed merchandise and improved margins on shipments of non-licensed merchandise.

Selling, general and administrative expenses for the three months ended April 30, 1999 were $6.9 million, inclusive of BET Design Studio expenses of $1.1 million. For the three months ended April 30, 1998, selling, general and administrative expenses were $6.3 million, inclusive of BET Design Studio expenses of $500,000. Excluding BET Design Studio, the Company's selling, general and administrative expenses were $5.8 million in each of the three month periods ended April 30, 1999 and 1998.

Interest expense and finance charges for the three month period ended April 30, 1999 were $98,000 compared to $163,000 for the comparable period last year. This decrease is primarily attributable to a lower level of bank debt compared to the prior period.

Income tax benefit of $2.3 million reflects an effective tax rate of 40% for the three months ended April 30, 1999 compared to an income tax benefit of $2.6 million which reflected the same effective tax rate in the comparable period last year.

As a result of the foregoing for the three months ended April 30, 1999, the Company had a net loss of $3.4 million, or $0.51 per share, compared to a net loss of $3.9 million, or $0.60 share, for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's loan agreement was extended for three years to May 31, 2002. The agreement provides for a maximum line of credit in amounts that range from $45 million to $65 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $50 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (7.75% as of June 1, 1999) or LIBOR plus 250 basis points (7.43% at April 13, 1999) at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of April 30, 1999, there were no direct borrowings and approximately $12.8 million of contingent liability under open letters of credit. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In February 1997, the Company formed a joint venture with Black Entertainment Television (BET) to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution of up to $3.5 million. As of April 30, 1999, BET and the Company have each contributed $2.0 million to this joint venture. During May 1999, BET and the Company each contributed an additional $250,000 to the joint venture.

The BET Design Studio, LLC joint venture has an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (8.25% at June 1, 1999). As of April 30, 1999, there were $1.1 million of direct borrowings and $60,000 of contingent liability under open letters of credit. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

To fund additional marketing and advertising expenditures, BET, Inc. has agreed to advance up to $600,000 under a lending agreement to BET Design Studio, LLC. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter. The agreement also grants BET, Inc. the right after one year to convert the principal balance to a 10% ownership interest. If exercised, this would increase BET Holdings, Inc.'s ownership interest in BET Design Studio, LLC to 59.9%, with a corresponding decrease in the Company's ownership interest to 40.1%. These advances totaled $173,000 as of April 30, 1999.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million as of April 30, 1999 and January 31, 1999.

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

The Company has a formal Year 2000 compliance schedule for the Company's IT systems. The Company completed an upgrade of its accounting systems in July 1998 to ensure proper processing of transactions relating to the Year 2000 and beyond. In addition, the Company is currently evaluating its other management information systems, such as its manufacturing and distribution systems, microcomputers, telephones, and fax machines, and has established plans to upgrade, modify or replace such equipment. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems. The Company has completed testing the majority of its domestic computer operating systems and expects to complete the remaining domestic and overseas systems by the end of the fiscal quarter ending October 31, 1999.

The Company does not expect the cost associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with Year 2000 compliance are being funded with working capital and are being expensed as incurred. The Company currently estimates that it will expend approximately $200,000 to complete its Year 2000 compliance. Of this amount, $60,000 was expended during fiscal 1999 and $70,000 has been incurred during the three month period ended April 30, 1999.

Based on current information, the Company believes that Y2K issues will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Y2K remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company believes that the greatest risk presented by Y2K issues is from third parties, such as suppliers, financial institutions, utility providers, and others who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk.

The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including among others, the Company's current evaluation and assessment status and the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is in the process of surveying vendors and customers about their readiness. Upon completion of this survey, the Company will complete its own internal review of this information to verify the accuracy of the responses. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function. Once the Company has completed its assessment and remediation phases of the Y2K issue, the Company will develop appropriate worst-case scenarios and plans to deal with such contingencies while it develops its contingency plans which are expected to be completed by the end of the fiscal quarter ending October 31, 1999. At this time the Company has not developed any such contingency plans.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           1. Fifth Amended and Restated Loan Agreement dated as of May 31, 1999, by and among G-III Leather Fashions, Inc., the Lenders signatory thereto and Fleet Bank, N.A., as Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       G-III APPAREL GROUP, LTD.
                                             (Registrant)




Date: June 14, 1999                    By: /s/ Morris Goldfarb
                                           _____________________________________
                                           Morris Goldfarb
                                           Chief Executive Officer




Date: June 14, 1999                    By: /s/ Wayne S. Miller
                                           _____________________________________
                                           Wayne S. Miller
                                           Chief Financial Officer



                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as................................. 'SS'