Form 10-Q
period 1999-07-31
G III APPAREL GROUP LTD /DE/
filed 1999-09-10
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                   July 31, 1999
                              --------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------------------------------
Commission File Number                                0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                              41-1590959
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          512 Seventh Avenue, New York, New York                    10018
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

Yes  X      No
    ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1999.

Common Stock, $.01 par value per share: 6,717,921 shares.
                                        ---------

                                                                                                      Page No.
                                                                                                      -------
Part I          FINANCIAL INFORMATION

    Item 1.   Financial Statements*

                Condensed Consolidated Balance Sheets -
                        July 31, 1999 and January 31, 1999................................................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        July 31, 1999 and 1998............................................................4

                Condensed Consolidated Statements of Operations -
                        For the Six Months Ended
                        July 31, 1999 and 1998............................................................5

                Condensed Consolidated Statements of Cash Flows -
                        For the Six Months Ended
                        July 31, 1999 and 1998............................................................6

                Notes to Condensed Consolidated Financial Statements......................................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...............................................................................10

* The Balance Sheet at January 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.



Part II         OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Stockholders..........................................14



                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                    JULY 31,              JANUARY 31,
                                                                                      1999                    1999
                                                                                      ----                    ----
                                                                                  (unaudited)
                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $     1,788            $      7,241
    Accounts receivable                                                                 28,465                  12,280
    Allowance for doubtful accounts and sales discounts                                 (2,241)                 (1,667)
    Inventories - net                                                                   35,063                  16,355
    Prepaid income taxes                                                                 1,678                     767
    Prepaid expenses and other current assets                                            2,427                     935
                                                                                      --------               ---------
           Total current assets                                                         67,180                  35,911

PROPERTY, PLANT AND EQUIPMENT, NET                                                       3,348                   3,777

DEFERRED INCOME TAXES                                                                    3,615                   3,615

OTHER ASSETS                                                                             1,619                   1,567
                                                                                      --------                --------
                                                                                    $   75,762             $    44,870
                                                                                       =======                 =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $   28,954            $      2,712
    Current maturities of obligations under capital leases                                 124                     181
    Accounts payable                                                                     5,670                   2,605
    Accrued expenses                                                                     6,210                   2,631
    Accrued nonrecurring charges                                                           549                     545
                                                                                     ---------              ----------
           Total current liabilities                                                    41,507                   8,674

OTHER LONG-TERM LIABILITIES                                                                514                     621

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized; no shares
        issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000
      shares; issued and outstanding, 6,717,921 shares
      on July 31, 1999 and January 31, 1999                                                 67                      67
    Additional paid-in capital                                                          24,767                  24,767
    Retained earnings                                                                    8,907                  10,741
                                                                                      --------                --------
                                                                                        33,741                  35,575
                                                                                       -------                --------
                                                                                    $   75,762             $    44,870
                                                                                       =======                ========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                                THREE MONTHS ENDED JULY 31,
                                                                                ---------------------------
                                                                                         (Unaudited)

                                                                                 1999                   1998
                                                                                -----                  ----
Net sales                                                                       $33,246                $35,742

Cost of goods sold                                                               23,761                 26,343
                                                                                -------                -------

         Gross profit                                                             9,485                  9,399

Selling, general and administrative expenses                                      6,772                  6,732
                                                                               --------               --------

         Operating income                                                         2,713                  2,667

Interest and financing charges, net                                                 430                    659
                                                                              ---------              ---------

         Income before minority interest
           and income taxes                                                       2,283                  2,008

Minority interest in loss of joint venture                                          382                    342
                                                                              ---------              ---------

         Income before income taxes                                               2,665                  2,350

Income taxes                                                                      1,066                    940
                                                                               --------              ---------

         Net income                                                           $   1,599              $   1,410
                                                                               ========               ========

INCOME PER COMMON SHARE:

    Basic:

        Net income per common share                                           $     0.24             $     0.22
                                                                               =========              =========

    Weighted average number of shares outstanding                              6,717,921              6,525,700
                                                                               =========              =========

    Diluted:

        Net income per common share                                           $     0.24             $     0.20
                                                                               =========              =========

    Weighted average number of shares outstanding                              6,786,911              7,074,267
                                                                               =========              =========



        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                                   SIX MONTHS ENDED JULY 31,
                                                                                   -------------------------
                                                                                          (Unaudited)

                                                                                 1999                   1998
                                                                                 -----                  ----
Net sales                                                                       $41,716                $40,692

Cost of goods sold                                                               31,398                 31,591
                                                                                -------                -------

         Gross profit                                                            10,318                  9,101

Selling, general and administrative expenses                                     13,659                 13,072
                                                                                -------                -------

         Operating loss                                                          (3,341)                (3,971)

Interest and financing charges, net                                                 528                    822
                                                                                -------                -------

         Loss before minority interest
           and income taxes                                                      (3,869)                (4,793)

Minority interest in loss of joint venture                                          813                    593
                                                                                -------                -------

         Loss before income taxes                                                (3,056)                (4,200)

Income tax benefit                                                               (1,222)                (1,680)
                                                                               ---------              ---------

         Net loss                                                             $  (1,834)             $  (2,520)
                                                                               =========              =========


LOSS PER COMMON SHARE:

    Basic and Diluted:

        Net loss per common share                                             $   (0.27)             $   (0.39)
                                                                              ==========             ==========

    Weighted average number of shares outstanding                             6,717,921              6,517,822
                                                                              =========              =========



        The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                 SIX MONTHS ENDED JULY 31,
                                                                                 -------------------------
                                                                                        (Unaudited)
                                                                                1999                    1998
                                                                               ------                  ------
Cash flows from operating activities
    Net loss                                                               $  (1,834)                $  (2,520)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                                            710                       658
        Minority Interest                                                       (813)                     (593)
        Changes in operating assets and liabilities:
           Accounts receivable                                               (15,611)                  (22,297)
           Inventories                                                       (18,708)                  (21,749)
           Income taxes                                                         (911)                   (2,878)
           Prepaid expenses and other current assets                           1,492                       203
           Other assets                                                           11                      (266)
           Accounts payable and accrued expenses                               6,644                     6,965
           Accrued nonrecurring charge                                           (41)                      (35)
           Other long term liabilities                                                                      50
                                                                             -------                   -------

         Net cash used in operating activities                               (31,942)                  (42,462)
                                                                             -------                   -------

Cash flows from investing activities
    Capital expenditures                                                        (281)                     (947)
    Investment in joint venture by minority partner                              750                       250
                                                                             -------                   -------

         Net cash used in investing activities                                  (469)                     (697)
                                                                             -------                   -------
Cash flows from financing activities
    Increase in notes payable, net                                            26,242                    38,042
    Payments for capital lease obligations                                      (119)                     (133)
    Proceeds from exercise of stock options                                                                 40
                                                                             -------                   -------

       Net cash from financing activities                                     26,123                    37,949
                                                                             -------                   -------


       Net  decrease in cash and cash equivalents                             (5,453)                   (5,210)

Cash and cash equivalents at beginning of period                               7,241                     5,842
                                                                             -------                   -------
Cash and cash equivalents at end of period                                 $   1,788                   $   632
                                                                            =========                   ======

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                           $      591                 $     761
       Income taxes                                                             (290)                    1,252


        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the six month period ended July 31, 1999 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1999.

Note 2 - Inventories

        Inventories consist of:

                                                                      July 31,            January 31,
                                                                        1999                 1999
                                                                      --------            ---------
                                                                            (in thousands)
       Finished products                                              $ 25,869            $ 12,939
       Work-in-process                                                     651                 115
       Raw materials                                                     8,543               3,301
                                                                       -------             -------

                                                                      $ 35,063            $ 16,355
                                                                        ======              ======


Note 3 - Net Income (Loss) Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.


Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $65 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $50 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. As of July 31, 1999, direct borrowings of $26.1 million were included in Notes Payable.

The BET Design Studio, LLC joint venture has an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (8.75% at September 1, 1999). As of July 31, 1999, $784,000 of direct borrowings were included in Notes Payable. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

To fund additional marketing and advertising expenditures, Black Entertainment Television, Inc. ("BET") has advanced $600,000 under a lending agreement to BET Design Studio, LLC. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter. The agreement also grants BET, Inc. the right after one year to convert the principal balance to a 10% ownership interest. If exercised, this would increase BET Holdings, Inc.'s ownership interest in BET Design Studio, LLC to 59.9%, with a corresponding decrease in the Company's ownership interest to 40.1%.

Notes payable also includes foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings as of July 31, 1999 under a line of credit of approximately $1.5 million with an Indonesian bank.

Note 5 - Nonrecurring Charges

Included in the original 1995 non-recurring charge was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31, 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory began to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability being experienced in Indonesia, management determined that the $462,000 nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance ($359,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $272,000 and $317,000 of the above described nonrecurring charges at July 31, 1999 and January 31, 1999, respectively.

The status of the provision at the end of the period was:

                                                              Balance                 1999                Balance
                                                         January 31, 1999           Activity           July 31, 1999
                                                         ----------------           --------           -------------
                                                                                 (in thousands)
Closure of Domestic Facility                                  $  400                $   (41)              $   359
Uncertainty of Indonesian Assets                                 462                                          462
                                                               -----                ---------               -----
                                                              $  862                $   (41)              $   821
                                                               =====                 =======                =====

Note 6 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:


                                                                             THREE MONTHS ENDED JULY 31,
                                                                             ---------------------------
                                                                       1999                             1998
                                                                       ----                             ----
                                                                               Non-                              Non-
                                                             Licensed       Licensed            Licensed       Licensed
                                                             --------       --------            --------       --------
       Net sales                                            $ 14,480         $ 18,766         $  12,881       $  22,861
       Cost of goods sold                                     10,128           13,633             9,438          16,905
                                                             -------         --------          --------        --------
       Gross profit                                            4,352            5,133             3,443           5,956
       Selling, general and administrative                     2,354            4,418             1,960           4,772
                                                            --------        ---------          --------       ---------
       Operating income                                        1,998              715             1,483           1,184
       Interest expense                                           82              348               151             508
                                                            --------       ----------         ---------      ----------
       Income before minority
         interest and income taxes                             1,916              367             1,332             676
       Minority interest                                                          382                               342
                                                            --------       ----------          --------      ----------
       Income before income taxes                          $   1,916      $       749         $   1,332      $    1,018
                                                            ========       ==========          ========       =========



                                                                              SIX MONTHS ENDED JULY 31,
                                                                              -------------------------
                                                                       1999                             1998
                                                                       ----                             ----
                                                                               Non-                              Non-
                                                             Licensed       Licensed            Licensed       Licensed
                                                             --------       --------            --------       --------
       Net sales                                           $  19,387        $  22,329         $  14,488        $  26,204
       Cost of goods sold                                     14,328           17,070            10,853           20,738
                                                             -------         --------          --------         --------
       Gross profit (loss)                                     5,059            5,259             3,635            5,466
       Selling, general and administrative                     4,531            9,128             4,056            9,016
                                                            --------        ---------         ---------        ---------
       Operating income (loss)                                   528           (3,869)             (421)          (3,550)
       Interest expense                                           57              471               152              670
                                                            --------        ---------         ---------        ---------
       Income (loss) before minority
         interest and income taxes                               471           (4,340)             (573)          (4,220)
       Minority interest                                                          813                                593
                                                           ---------        ---------         ----------       ---------
       Income (loss) before income taxes                 $       471       $   (3,527)       $     (573)      $   (3,627)
                                                           =========        ===========       ==========       =========


Note 7 - Comprehensive Income

Comprehensive income is the change in equity during a period from transactions in events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the six month periods ended July 31, 1999 and 1998, comprehensive income was not material.

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


RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1999 were $33.2 million compared to $35.7 million for the same period last year. The decrease in net sales during the quarter was primarily attributable to a decrease in sales of non-licensed apparel ($4.1 million), partially offset by an increase in sales of licensed apparel ($1.6 million). For the six months ended July 31, 1999, net sales were $41.7 million compared to $40.7 million for the same period in the prior year. The increase in net sales in the six month period was also attributable to an increase in sales of licensed apparel ($4.9 million), partially offset by a decrease in sales of non-licensed apparel ($3.9 million). The Company expects that sales of licensed apparel will continue to increase as a percentage of net sales.

Gross profit was $9.5 million for the three months ended July 31, 1999, compared to $9.4 million in the same period last year. Gross profit as a percentage of net sales was 28.5% for the three months ended July 31, 1999 compared to 26.3% for the same period last year. For the six months ended July 31, 1999, gross profit was $10.3 million, or 24.7% of net sales, compared to $9.1 million, or 22.4%, of net sales for the same period last year. As a percentage of net sales, gross profit of licensed apparel increased due to increased sales of higher-margin products. Gross profit of non-licensed apparel as a percentage of net sales increased due to lower sales of prior season merchandise.

Selling, general and administrative expenses for the three months ended July 31, 1999 were $6.8 million compared to $6.7 million in the three months ended July 31, 1998. For the six months ended July 31, 1999, selling, general and administrative expenses were $13.7 million compared to $13.1 million for the same period last year. BET Design Studio incurred expenses of $1.7 million in the six months ended July 31, 1999, an increase of $500,000 over the same period in the prior year. Excluding BET Design Studio expenses, selling, general and administrative expenses were 28.7% of net sales in the six months ended July 31, 1999 compared to 29.3% in the same period in the prior year. BET Design Studio expenses increased primarily in the area of advertising, in connection with the introduction of new marketing programs. Excluding BET Design Studio expenses, selling, general and administrative expenses for the three and six month periods ended July 31, 1999 were basically unchanged. The BET Design Studio expenses allocable to the other shareholder (approximately one-half of these expenses) are reflected in "Minority interest in loss of joint venture".

Interest expense and finance charges for the three months ended July 31, 1999 were $430,000 compared to $659,000 in the comparable period last year. For the six months ended July 31, 1999, interest expense was $528,000 compared to $822,000 in the same period in the prior year. The decrease in interest expense results from the Company's ability to utilize cash generated from operations rather than from domestic borrowings to fund working capital requirements for a longer duration in the current fiscal year (3 months) than in the comparable period of the prior year (1.3 months).

Income taxes of $1.1 million reflect an effective tax rate of 40.0% for the three months ended July 31, 1999 compared to income taxes of $1.0 million (same effective tax rate) in the comparable period in the prior year. For the six months ended July 31, 1999, the income tax benefit of $1.2 million also reflects an effective tax rate of 40.0%, compared to an income tax benefit of $1.7 million (same effective tax rate) in the same period last year.

For the three months ended July 31, 1999 the Company had net income of $1.6 million, or $.24 per diluted share, compared to net income of $1.4 million, or $.20 per diluted share, for the comparable period in the prior year. Net income per share increased primarily as the result of the foregoing factors. In addition, weighted average shares outstanding were 6.8 million during the three months ended July 31, 1999, compared to 7.1 million during the same period of the prior year. For the six months ended July 31, 1999, the Company had a net loss of $1.8 million, or $.27 per share, compared to a net loss of $2.5 million, or $.39 per share, for the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $65 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $50 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings bear interest at the agent's prime rate (8.25% as of September 1, 1999) or LIBOR plus 250 basis points (7.875% at September 1, 1999) at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of July 31, 1999, direct borrowings amounted to $26.1 million, and contingent liability under open letters of credit were approximately $18.5 million. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In February 1997, the Company formed a joint venture with Black Entertainment Television (BET) to provide a BET-branded clothing and accessory line. The joint venture agreement provides for the Company and BET each to make an initial capital contribution in the amount of $1.0 million. In addition, the agreement provides for the Company and BET each to make an additional capital contribution of up to $3.5 million. As of July 31, 1999, BET and the Company have each contributed $2.25 million to this joint venture. During August 1999, BET and the Company each contributed an additional $250,000 to the joint venture.

The BET Design Studio, LLC joint venture has an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (8.75% at September 1, 1999). As of July 31, 1999, there was $784,000 of direct borrowings and $783,000 of contingent liability under open letters of credit. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

To fund the additional marketing and advertising expenditures previously discussed, BET, Inc. has advanced $600,000 under a lending agreement to BET Design Studio, LLC. Borrowings under this agreement bear interest at 12% during the first twelve months of the agreement and 14% thereafter. The agreement also grants BET, Inc. the right after one year to convert the principal balance to a 10% ownership interest. If exercised, this would increase BET Holdings, Inc.'s ownership interest in BET Design Studio, LLC to 59.9%, with a corresponding decrease in the Company's ownership interest to 40.1%.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The foreign notes payable represent maximum borrowings as of July 31, 1999 under a line of credit of approximately $1.5 million.


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

The Company has a formal Year 2000 compliance schedule for the Company's IT systems. The Company completed an upgrade of its accounting systems in July 1998 to ensure proper processing of transactions relating to the Year 2000 and beyond. The Company has completed testing its computer operating systems.

All costs associated with Year 2000 compliance have been funded with working capital and have been expensed as incurred. The Company has expended approximately $150,000 to complete its Year 2000 compliance. Of this amount, $60,000 was expended during fiscal 1999 and $90,000 was incurred during the six month period ended July 31, 1999.

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

The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including among others, the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is still in the process of surveying vendors and customers about their readiness. Upon completion of this survey, the Company will complete its own internal review of this information to verify the accuracy of the responses. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function. Once the Company has completed its assessment and remediation phases of the Y2K issue, the Company will develop appropriate worst-case scenarios and plans to deal with such contingencies on a case by case basis, if deemed necessary. At this time the Company has not developed any such contingency plans.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        (a) The Company's Annual Meeting of Stockholders was held on June 17, 1999 (the "Annual Meeting").

        (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

            (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):


                    NOMINEE                        VOTES FOR        WITHHELD AUTHORITY TO VOTE
                    -------                        ---------        --------------------------
                 Morris Goldfarb                   6,351,753                  51,898
                 Aron Goldfarb                     6,285,953                 117,698
                 Lyle Berman                       6,286,253                 117,398
                 Thomas J. Brosig                  6,284,253                 119,398
                 Alan Feller                       6,351,753                  51,898
                 Carl Katz                         6,351,753                  51,898
                 Willem van Bokhorst               6,351,753                  51,898
                 Sigmund Weiss                     6,349,753                  53,898
                 George J. Winchell                6,349,753                  53,898


            (ii) The adoption of the G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors. The Company's stockholders voted as follows:

                            FOR:                                6,175,328
                            AGAINST:                              198,163
                            ABSTENTIONS:                           30,160
                            BROKER NON-VOTES:                           0

            (iii) The ratification of the appointment of Grant Thornton LLP as the Company's Independent certified public accountants for the fiscal year ending January 31, 2000. The Company's stockholders voted as follows:

                            FOR:                                6,347,430
                            AGAINST:                               43,484
                            ABSTENTIONS:                           12,737
                            BROKER NON-VOTES:                           0

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  G-III APPAREL GROUP, LTD.
                                                         (Registrant)



Date:    September 10, 1999                       By: /s/ Morris Goldfarb
                                                      --------------------------
                                                      Morris Goldfarb
                                                      Chief Executive Officer



Date:    September 10, 1999                       By:  /s/ Wayne S. Miller
                                                      --------------------------
                                                      Wayne S. Miller
                                                      Chief Financial Officer
