Form 10-Q/A
period 1999-07-31
G III APPAREL GROUP LTD /DE/
filed 1999-09-17
CIK 821002

                                    FORM 10 Q/A

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                 SIX MONTHS ENDED JULY 31,
                                                                                 -------------------------
                                                                                        (Unaudited)
                                                                                1999                    1998
                                                                               ------                  ------
Cash flows from operating activities
    Net loss                                                               $  (1,834)                $  (2,520)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                                            710                       658
        Minority Interest                                                       (813)                     (593)
        Changes in operating assets and liabilities:
           Accounts receivable                                               (15,611)                  (22,297)
           Inventories                                                       (18,708)                  (21,749)
           Income taxes                                                         (911)                   (2,878)
           Prepaid expenses and other current assets                          (1,492)                      203
           Other assets                                                           11                      (266)
           Accounts payable and accrued expenses                               6,644                     6,965
           Accrued nonrecurring charge                                           (41)                      (35)
           Other long term liabilities                                                                      50
                                                                             -------                   -------

         Net cash used in operating activities                               (32,045)                  (42,462)
                                                                             -------                   -------

Cash flows from investing activities
    Capital expenditures                                                        (281)                     (947)
    Investment in joint venture by minority partner                              750                       250
                                                                             -------                   -------

         Net cash provided by (used in) investing activities                     469                     (697)
                                                                             -------                   -------
Cash flows from financing activities
    Increase in notes payable, net                                            26,242                    38,042
    Payments for capital lease obligations                                      (119)                     (133)
    Proceeds from exercise of stock options                                                                 40
                                                                             -------                   -------

       Net cash from financing activities                                     26,123                    37,949
                                                                             -------                   -------


       Net  decrease in cash and cash equivalents                             (5,453)                   (5,210)

Cash and cash equivalents at beginning of period                               7,241                     5,842
                                                                             -------                   -------
Cash and cash equivalents at end of period                                 $   1,788                   $   632
                                                                            =========                   ======

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                           $      591                 $     761
       Income taxes                                                             (290)                    1,252


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

                                                  G-III APPAREL GROUP, LTD.
                                                         (Registrant)





Date:    September 17, 1999                       By:  /s/ Wayne S. Miller
                                                      --------------------------
                                                      Wayne S. Miller
                                                      Chief Financial Officer
