Form 10-Q
period 1999-10-31
G III APPAREL GROUP LTD /DE/
filed 1999-12-10
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                    October 31, 1999
                              --------------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              --------------------------------------------------

Commission File Number                            0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

             Delaware                                            41-1590959
  -------------------------------                           -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

512 Seventh Avenue, New York, New York                                  10018
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                              (Zip Code)



                                 (212) 403-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X        No
   ------       --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1999.

Common Stock, $.01 par value per share: 6,717,921 shares.

Part I          FINANCIAL INFORMATION                                              Page No.
    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        October 31, 1999 and January 31, 1999.........................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        October 31, 1999 and 1998.....................................4

                Condensed Consolidated Statements of Operations -
                        For the Nine Months Ended
                        October 31, 1999 and 1998.....................................5

                Condensed Consolidated Statements of Cash Flows -
                        For the Nine Months Ended
                        October 31, 1999 and 1998.....................................6

                Notes to Condensed Consolidated Financial Statements..................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations...........................................................11

* The Balance Sheet at January 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.



Part II         OTHER INFORMATION

    Exhibit 10      Amendment,  dated  October  1, 1999,  to the  Employment
                    Agreement, dated February 1, 1994, between the Registrant and Morris Goldfarb

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                  ASSETS                                OCTOBER 31,             JANUARY 31,
                                                                           1999                     1999
                                                                           ----                     ----
                                                                        (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                              $     477            $      7,241
    Accounts receivable                                                       56,256                  12,280
    Allowance for doubtful accounts and sales discounts                       (4,536)                 (1,667)
    Inventories - net                                                         25,487                  16,355
    Prepaid income taxes                                                                                 767
    Prepaid expenses and other current assets                                  1,482                     935
                                                                            --------               ---------
           Total current assets                                               79,166                  35,911
PROPERTY, PLANT AND EQUIPMENT, NET                                             3,166                   3,777
DEFERRED INCOME TAXES                                                          3,615                   3,615
OTHER ASSETS                                                                   2,725                   1,567
                                                                            --------                --------
                                                                           $  88,672             $    44,870
                                                                             =======                 =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                         $   27,382            $      2,712
    Current maturities of obligations under capital leases                       123                     181
    Income taxes payable                                                       2,924
    Accounts payable                                                           8,887                   2,605
    Accrued expenses                                                           5,786                   2,631
    Accrued nonrecurring charges                                               2,450                     545
                                                                           ---------              ----------
           Total current liabilities                                          47,552                   8,674
OTHER LONG-TERM LIABILITIES                                                      462                     621

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized; no shares
        issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000
      shares; issued and outstanding, 6,717,921 shares
      on October 31, 1999 and January 31, 1999                                    67                      67
    Additional paid-in capital                                                24,767                  24,767
    Retained earnings                                                         15,824                  10,741
                                                                             -------                --------
                                                                              40,658                  35,575
                                                                             -------                --------
                                                                         $    88,672             $    44,870
                                                                             =======                ========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                  THREE MONTHS ENDED OCTOBER 31,
                                                                  ------------------------------
                                                                             (Unaudited)

                                                                    1999                  1998
                                                                    ----                  ----
Net sales                                                           $74,544             $61,210

Cost of goods sold                                                   54,009              45,952
                                                                    -------             -------

         Gross profit                                                20,535              15,258

Selling, general and administrative expenses                          9,361               7,196
                                                                   --------            --------

         Operating income                                            11,174               8,062

Interest and financing charges, net                                     954               1,127
                                                                  ---------            --------

         Income before minority interest                             10,220               6,935
           and income taxes

Minority interest in loss of joint venture                            1,303                 419
                                                                   --------          ----------

         Income before income taxes                                  11,523               7,354

Income taxes                                                          4,606               2,928
                                                                   --------           ---------

         Net income                                               $   6,917          $    4,426
                                                                   ========           =========

INCOME PER COMMON SHARE:

    Basic:

        Net income per common share                              $     1.03           $     .68
                                                                  =========            ========

        Weighted average number of shares outstanding             6,717,921           6,526,386
                                                                  =========           =========

    Diluted:

        Net income per common share                              $     1.01          $     .66
                                                                  =========           ========

        Weighted average number of shares outstanding             6,867,529           6,751,744
                                                                 ==========          =========



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                        ----------------------------
                                                                               (Unaudited)

                                                                        1999                     1998
                                                                        ----                     ----
Net sales                                                             $116,260                 $101,902

Cost of goods sold                                                      85,407                   77,543
                                                                      --------                 --------

         Gross profit                                                   30,853                   24,359

Selling, general and administrative expenses                            23,020                   20,268
                                                                      --------                ---------

         Operating income                                                7,833                    4,091

Interest and financing charges, net                                      1,482                    1,949
                                                                     ---------               ----------

         Income before minority interest                                 6,351                    2,142
           and income taxes

Minority interest in loss of joint venture                               2,116                    1,012
                                                                     ---------               ----------

         Income before income taxes                                      8,467                    3,154

Income taxes                                                             3,384                    1,248
                                                                     ---------               ----------

         Net income                                                 $    5,083               $    1,906
                                                                     =========                =========

INCOME PER COMMON SHARE:

    Basic:
    ------

        Net income per common share                                  $     .76                 $     .29
                                                                      ========                  ========

        Weighted average number of shares outstanding                6,717,921                 6,520,676
                                                                     =========                 =========

    Diluted:
    --------

        Net income per common share                                  $     .75                 $     .27
                                                                      ========                  ========

        Weighted average number of shares outstanding                6,806,789                 6,989,565
                                                                     =========                 =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                               NINE MONTHS ENDED OCTOBER 31,
                                                                               -----------------------------
                                                                                        (Unaudited)
                                                                                        -----------
                                                                                1999                      1998
                                                                               ------                    ------

Cash flows from operating activities
    Net income                                                               $  5,083                  $  1,906
    Adjustments to reconcile net income to
      net cash used in operating activities
        Depreciation and amortization                                           1,054                     1,040
        Minority Interest                                                      (2,116)                   (1,012)
        Changes in operating assets and liabilities:
           Accounts receivable                                                (41,107)                  (31,105)
           Inventories                                                         (9,132)                   (6,836)
           Income taxes                                                         3,691                        37
           Prepaid expenses and other current assets                             (547)                      447
           Other assets                                                           (42)                     (268)
           Accounts payable and accrued expenses                                9,437                     5,419
           Accrued nonrecurring charges                                         1,838                       (55)
           Other long term liabilities                                                                       47
                                                                             --------                  --------
         Net cash used in operating activities                                (31,841)                  (30,380)
                                                                             --------                  --------

Cash flows from investing activities
    Capital expenditures                                                         (443)                   (1,547)
    Investment in joint venture by minority partner                             1,000                       250
                                                                             --------                   -------

         Net cash provided by (used in) investing activities                     557                     (1,297)
                                                                             --------                  --------

Cash flows from financing activities
    Increase in notes payable, net                                            24,670                     26,545
    Payments for capital lease obligations                                      (150)                      (175)
    Proceeds from exercise of stock options                                                                  40
                                                                            --------                    -------

       Net cash from financing activities                                     24,520                     26,410
                                                                            --------                    -------


       Net  decrease in cash and cash equivalents                             (6,764)                    (5,267)

Cash and cash equivalents at beginning of period                               7,241                      5,842
                                                                          ----------                   --------

Cash and cash equivalents at end of period                              $        477                 $      575
                                                                         ============                 =========

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                         $      1,229                 $    1,864
       Income taxes                                                             (276)                     1,337


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The amounts that pertain to January 31, 1999 have been derived from audited financial statements. The results for the nine month period ended October 31, 1999 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1999.


Note 2 - Inventories

        Inventories consist of:

                                                         October 31,             January 31,
                                                             1999                   1999
                                                          ----------              ---------
                                                                     (in thousands)

        Finished products                                  $ 19,884               $ 12,939
        Work-in-process                                         513                    115
        Raw materials                                         5,090                  3,301
                                                            -------                -------

                                                           $ 25,487               $ 16,355
                                                             ======                 ======



Note 3 - Net Income Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

Note 4 - Nonrecurring Charges

On November 18, 1999, the Company announced that BET Design Studio, LLC, a joint venture with Black Entertainment Television, Inc., would be dissolved. In connection with this decision, a $1.9 million provision (including $950,000 allocable to Black Entertainment Television's ownership interest) was recorded to cover the costs of dissolving the joint venture. This amount is included in the current portion of Accrued nonrecurring charges.

Included in a 1995 non-recurring charge was approximately $2.0 million to sell or liquidate a factory located in Indonesia. During the year ended January 31, 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company cannot assure any recoveries in connection with its disposition. In December 1997, the factory began to manufacture luggage, and as a result, the Company has since discontinued its plan to sell or liquidate the factory. However, due to the political and economic instability experienced in Indonesia, management determined that the $462,000 nonrecurring balance with respect to its Indonesian assets should be maintained. The remaining nonrecurring balance ($338,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995.

Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $250,000 and $317,000 of the above described nonrecurring charges at October 31, 1999 and January 31, 1999, respectively.

The status of the provision at the end of the period was:

                                                              Balance                 1999                Balance
                                                         January 31, 1999           Activity         October 31, 1999
                                                         ----------------           --------         ----------------
                                                                                 (in thousands)
Closure of Domestic Facility                                $     400              $     (62)           $      338
Uncertainty of Indonesian Assets                                  462                                          462
Closure of BET Design Studio, LLC                                                      1,900                 1,900
                                                            ---------               --------              --------
                                                            $     862               $  1,838             $   2,700
                                                            =========               ========             =========


Note 5 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $65 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $50 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. As of October 31, 1999, direct borrowings of $23.6 million were included in Notes payable.

BET Design Studio utilized an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (9.0% at December 1, 1999). As of October 31, 1999, $2.2 million of direct borrowings under this facility were included in Notes payable. To support overadvances, both partners opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

Black Entertainment Television, Inc. ("BET") advanced $600,000 to BET Design Studio under a lending agreement. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter.

Notes payable also includes foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings as of October 31, 1999 under a line of credit of approximately $1.5 million with an Indonesian bank.

Note 6 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The provision taken in connection with the dissolution of BET Design Studio (see Note 4) is included in the non-licensed segment. The following information is presented for the three and nine month periods indicated below:

                                                                        THREE MONTHS ENDED OCTOBER 31,
                                                                        ------------------------------
                                                                      1999                             1998
                                                                      ----                             ----
                                                                             Non-                              Non-
                                                           Licensed       Licensed            Licensed       Licensed
                                                           --------       --------            --------       --------
       Net sales                                            $ 27,385         $ 47,159         $  22,154       $  39,056
       Cost of goods sold                                     18,570           35,439            16,259          29,693
                                                             -------         --------          --------        --------
       Gross profit                                            8,815           11,720             5,895           9,363
       Selling, general and administrative                     2,729            6,632             1,900           5,296
                                                            --------        ---------         ---------       ---------
       Operating income                                        6,086            5,088             3,995           4,067
       Interest expense                                          337              617               311             816
                                                            --------        ---------         ---------       ---------
       Income before minority
         interest and income taxes                             5,749            4,471             3,684           3,251
       Minority interest                                                        1,303                               419
                                                           ---------        ---------        ----------      ----------
       Income before income taxes                          $   5,749      $     5,774        $    3,684      $    3,670
                                                            ========        =========         =========       =========


                                                                           NINE MONTHS ENDED OCTOBER 31,
                                                                           -----------------------------
                                                                      1999                              1998
                                                                      ----                              ----
                                                                            Non-                                  Non-
                                                           Licensed       Licensed            Licensed         Licensed
                                                           --------       --------            --------         --------
       Net sales                                           $  46,772        $  69,488         $  36,642        $  65,260
       Cost of goods sold                                     32,898           52,509            27,112           50,431
                                                             -------         --------          --------         --------
       Gross profit                                           13,874           16,979             9,530           14,829
       Selling, general and administrative                     7,260           15,760             5,956           14,312
                                                             -------         --------         ---------         --------
       Operating income                                        6,614            1,219             3,574              517
       Interest expense                                          394            1,088               463            1,486
                                                             -------         --------         ---------         --------
       Income before minority
         interest and income taxes                             6,220              131             3,111             (969)
       Minority interest                                                        2,116                              1,012
                                                            --------        ---------         ---------        ---------
       Income before income taxes                         $    6,220       $    2,247       $     3,111     $         43
                                                            ========        ==========        =========      ===========



Note 7 - Comprehensive Income

Comprehensive income is the change in equity during a period from transactions in events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the nine month periods ended October 31, 1999 and 1998, comprehensive income was not material.

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


Results of Operations

Net sales for the three months ended October 31, 1999 were $74.5 million compared to $61.2 million for the same period last year. The increase in net sales during the quarter was attributable to increases in sales of both non-licensed apparel ($8.1 million) and licensed apparel ($5.2 million). For the nine months ended October 31, 1999, net sales were $116.3 million compared to $101.9 million for the same period in the prior year. The increase in net sales in the nine month period was also attributable to increases in sales of both licensed apparel ($10.1 million) and non-licensed apparel ($4.3 million).

Gross profit was $20.5 million, or 27.5% of net sales, for the three months ended October 31, 1999, compared to $15.3 million, or 24.9% of net sales, in the same period last year, and was $30.9 million, or 26.5% of net sales, for the nine months ended October 31, 1999, compared to $24.4 million, or 23.9% of net sales, for the same period last year. As a percentage of net sales, gross profit of licensed apparel increased due to increased sales of higher-margin products. Gross profit as a percentage of net sales of non-licensed apparel increased due to lower volume of sales of prior season merchandise.

Selling, general and administrative expenses were $9.4 million for the three months ended October 31, 1999, compared to $7.2 million in the three months ended October 31, 1998, and were $23.0 million for the nine months ended October 31, 1999, compared to $20.3 million for the same period last year.

Selling, general and administrative expenses for both the three and nine month periods ended October 31, 1999 include a $1.5 million provision recorded during the three months ended October 31, 1999 to cover the costs of dissolving the Company's BET Design Studio joint venture with Black Entertainment Television. The Company incurred other selling, general and administrative expenses relating to BET Design Studio of $1.0 million in the three months ended October 31, 1999, which was basically unchanged from the same period of the prior year. For the nine months ended October 31, 1999, the Company incurred other selling, general and administrative expenses relating to BET Design Studio of $2.6 million, compared to $2.1 million in the nine months ended October 31, 1998.

Excluding BET Design Studio expenses and provision for its dissolution, selling, general and administrative expenses were $6.8 million, or 9.3% of net sales, in the three months ended October 31, 1999 compared to $6.2 million, or 10.2% of net sales, in the same period in the prior year, and were $18.8 million, or 16.5% of net sales, for the nine months ended October 31, 1999, compared to $18.1 million, or 17.9% of net sales, in the same period in the prior year.

Interest expense and financing charges for the three months ended October 31, 1999 were $1.0 million compared to $1.1 million in the comparable period last year and were $1.5 million for the nine months ended October 31, 1999, compared to $1.9 million in the same period in the prior year. The decrease in interest expense results from the Company's ability to be in a non-borrowing basis longer in the current fiscal (3 months) than in the comparable period of the prior year (1.3 months).

Income taxes of $4.6 million for the three months ended October 31, 1999 reflect an effective tax rate of 40% compared to income taxes of $2.9 million (same effective tax rate) in the comparable period in the prior year. For the nine months ended October 31, 1999, income taxes of $3.4 million also reflects an effective tax rate of 40%, compared to income taxes of $1.2 million (same effective tax rate) in the same period last year.

As a result of the foregoing, for the three months ended October 31, 1999, the Company had net income of $6.9 million, or $1.01 per diluted share, compared to net income of $4.4 million, or $.66 per diluted share, for the comparable period in the prior year. For the nine months ended October 31, 1999, the Company had net income of $5.1 million, or $.75 per diluted share, compared to net income of $1.9 million, or $.27 per diluted share, for the same period in the prior year.

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

Direct borrowings bear interest at the agent's prime rate (8.5% as of December 1, 1999) or LIBOR plus 250 basis points (8.98% at December 1, 1999) at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of October 31, 1999, direct borrowings amounted to $23.6 million, and contingent liability under open letters of credit was approximately $5.9 million. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In November 1999, the Company dissolved BET Design Studio, a joint venture with Black Entertainment Television ("BET") started in February 1997 to provide a BET-branded clothing and accessory line. As of October 31, 1999, BET and the Company had each contributed $2.5 million to this joint venture. During November 1999, BET and the Company each contributed an additional $300,000 to the joint venture.

BET Design Studio utilized an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (9.0% at December 1, 1999). As of October 31, 1999, there were $2.2 million of direct borrowings and $232,000 of contingent liability under open letters of credit. To support overadvances, both partners opened stand-by letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary.

BET advanced $600,000 to BET Design Studio under a lending agreement. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The foreign notes payable represent maximum borrowings as of October 31, 1999 under a line of credit of approximately $1.5 million.

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

The Company completed an upgrade of its accounting systems in July 1998 to ensure proper processing of transactions relating to the Year 2000 and beyond and has completed testing its computer operating systems.

All costs associated with Year 2000 compliance have been funded with working capital and have been expensed as incurred. The Company has expended approximately $150,000 to complete its Year 2000 compliance. Of this amount, $60,000 was expended during fiscal 1999 and $90,000 was incurred during the nine month period ended October 31, 1999.

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

The Company is unable to assess a reasonable worst case Y2K scenario given a number of factors outside of the Company's direct or indirect control, including among others, the uncertainty of the readiness of vendors and customers. The Company recognizes the risks in its ability to conduct business if other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, are not Y2K ready. The Company is monitoring news and progress reports pertaining to those critical services to determine the effect on the Company's ability to conduct business as a result of Y2K issues on the economy if those and other key suppliers in utilities, communications, transportation, banking and government, both domestic (local, state and federal) and foreign, cease to function. At this time the Company has not developed any contingency plans.


Effect of Recently Issued Accounting Pronouncements

Derivatives

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS NO. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


Part II   OTHER INFORMATION

  Exhibit 10    Amendment,  dated  October  1, 1999,  to the  Employment
                Agreement, dated February 1, 1994, between the Registrant and Morris Goldfarb

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               G-III APPAREL GROUP, LTD.
                                                      (Registrant)

Date:    December 10, 1999                     By: /s/ Morris Goldfarb
                                                   ----------------------------
                                                   Morris Goldfarb
                                                   Chief Executive Officer



Date:    December 10, 1999                     By:  /s/ Wayne S. Miller
                                                    ---------------------------
                                                    Wayne S. Miller
                                                    Chief Financial Officer
