Form 10-K
period 2000-01-31
G III APPAREL GROUP LTD /DE/
filed 2000-04-28
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________________to___________________

         Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                  Delaware                        41-1590959
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

512 Seventh Avenue, New York, New York            10018
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $14,534,761.

         The number of outstanding shares of the registrant's Common Stock as of March 31, 2000 was 6,634,946.

         Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 13, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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


                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the past several years. In 1993, the Company entered into a licensing agreement with NFL Properties to market a line of outerwear apparel with NFL team logos. In 1995, the Company entered into a licensing agreement with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole label. In 1996, the Company entered into an agreement with the National Hockey League ("NHL") to market a line of outerwear apparel with NHL team logos. The Company also has license agreements to market products under the Nine West and National Basketball Association ("NBA") trademarks. The Company is authorized to design and market women's outerwear under the Nine West label and to market adult and children's leather and leather/textile combination outerwear apparel utilizing the marks of the NBA and its member teams.

                  The Company has continued the expansion of its portfolio of licensed product. In July, 1999, the Company entered into a distribution agreement for Caterpillar men's and women's apparel and in September,1999, the Company entered into an agreement with Major League Baseball ("MLB") to market a line of outerwear apparel with the MLB team logos. In February, 2000, the Company entered into a license agreement with Cole Haan to design and market men's and women's outerwear and in March, 2000, the Company entered into a license agreement with Jones Apparel group to design and market men's outerwear under the Jones New York label. The Company expects to begin shipping Jones New York product in August, 2000 and Cole Haan product in September, 2000. In April 2000, a license agreement to design and market men's and boy's outerwear with Tommy Hilfiger ended. The Company expects to continue to produce and sell goods directly to Tommy Hilfiger under a sales and manufacturing relationship. In November, 1999, the Company announced that BET Design Studio, a joint venture with Black Entertainment Television, Inc. that had been formed in 1997, would be dissolved. For information with respect to the effects of this action, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-General.

                  The Company operates its business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under Company-owned brands and private label brands, as well as commission fee income received on sales when the Company's customer provides the letter of credit. The licensed apparel segment includes sales of apparel brands licensed by the Company from third parties. See Note L to the Company's Consolidated Financial Statements for financial information with respect to the Company's segments.

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

                  The Company's arrangements with selected overseas factories for textile apparel enables it to conduct test-marketing in cooperation with specialty retailers and department stores prior to full manufacturing and marketplace introduction of certain styles and products. Test-marketing typically involves introducing a new style into approximately 20 to 30 store locations in certain major markets. If the Company finds acceptance of the product on a consumer level, the Company proceeds with full-scale manufacturing and market introduction.

LEATHER APPAREL

         MANUFACTURING

                  The Company's products are imported from independent manufacturers located primarily in Indonesia and China, and to a lesser extent, in South Korea, India, the Philippines and Hong Kong. Additionally, the Company manufactures certain products at its wholly-owned factory in Indonesia and its partially-owned factory in Northern China. A selected number of garments are also manufactured for the Company by independent contractors located in the New York City area.

                  The Company has a branch office in Seoul, South Korea, which acts as a liaison between the Company and various manufacturers located throughout Indonesia, China and South Korea, used to produce the Company's leather and woven garments. Upon receipt from the Company's headquarters of production orders stating the quantity, quality and types of garments to be produced, this liaison office negotiates and places orders with one or more Indonesian, Chinese, or South Korean manufacturers. In allocating production among independent suppliers, the Company considers a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 2000, the South Korean office employed 13 persons.

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

                  The Company's arrangements with foreign manufacturers of its apparel are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. In 1997 and 1998, both Indonesia and South Korea experienced significant currency fluctuation and devaluation. In addition, Indonesia experienced significant inflation. In 1999, the economic situation in these countries appeared to have stabilized, although political instability still exists in Indonesia. Although the Company has not been materially adversely affected by any of these factors to date, due to the significant portion of the Company's garments that are produced abroad, political instability in Indonesia or elsewhere, or any substantial disruption in the business of foreign manufacturers or the Company's relationships with these manufacturers could materially adversely affect the Company's operations. In addition, since the Company negotiates its purchase orders with its foreign manufacturers in United States dollars, if the value of the United States dollar against local currencies were to go down, these manufacturers might increase the United States dollar prices charged to the Company for products. Virtually all the Company's imported leather products and raw materials are subject to United States Customs duties of approximately 6%.

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

         MARKETING AND DISTRIBUTION

                  The Company's products are sold primarily to department, specialty and mass merchant retail stores in the United States. The Company sells to approximately 2,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from the Company exceed $1,000,000, to small specialty stores whose annual purchases from the Company are less than $1,000. Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 17.1% of the Company's net sales in the fiscal year ended January 31, 1998, 21.6% in the fiscal year ended January 31, 1999, and 24.6% in the fiscal year ended January 31, 2000. The loss of this customer, which primarily purchases non-licensed apparel, could have a material adverse affect on the Company's non-licensed business segment, as well as on the Company's results of operations as a whole.

                  Almost all of the Company's sales are made in the United States. The Company also markets its products in Canada and Europe.

                  Along with the Company's foreign offices, the Company's trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to the Company's customers. As of January 31, 2000, Global International Trading Company employed 19 persons.

                  The Company's products are sold primarily through a direct employee sales force which consisted of 25 employees as of January 31, 2000. The Company's principal executives are also actively involved in sales of its products. A limited amount of the Company's products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through the Company's New York showroom, enabling the Company's management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control the Company's selling operations.

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

                  The Company operates one retail outlet store at its Secaucus, New Jersey warehouse. The Company's other retail outlet store in New Jersey was closed in March 2000.

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

TEXTILE APPAREL

                  The Company also produces outerwear from a variety of textiles such as wools, cottons and synthetic blends, suitable for leisure and active wear. The Company designs, imports and markets a moderately priced line of women's textile outerwear and sportswear under its Colebrook & Co. label and under private labels. Women's licensed textile outerwear is also produced under the Kenneth Cole and Nine West labels and will be produced under the Cole Haan label for Fall 2000. The men's textile apparel line consists of moderately priced outerwear and better priced sportswear under the Caterpillar label. The Company will also produce men's textile outerwear under the Jones New York and Cole Haan labels.

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

                  To facilitate better service for the Company's textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, the Company has an office in Hong Kong. Similar to the Seoul office, the Hong Kong office acts as a liaison between the Company and the various manufacturers of textile and leather apparel located in Hong Kong and China. The Company utilizes its domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with the Company's specifications and timely delivery of finished garments to the Company's distribution facilities or customers. The Hong Kong office employed 10 persons as of January 31, 2000.

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

LICENSING

                  The sale of licensed products is a key element of the Company's strategy and the Company has significantly expanded its offerings of licensed products over the last several years. The Company has license agreements to produce products under the Kenneth Cole, Nine West, Cole Haan and Jones New York fashion labels and a distribution agreement for Caterpillar Apparel. The Company is also licensed to produce products containing trademarks of the Major League Baseball, National Football League, National Hockey League, National Basketball Association, and several universities located in the United States. The Company continues to seek other opportunities to enter into license agreements in order to expand its product offerings under nationally recognized labels. Revenues from the sale of licensed products accounted for 41.4% of net sales during fiscal 2000 compared to 37.7% of net sales in fiscal 1999.

SEASONALITY

                  Retail sales of outerwear apparel have traditionally been seasonal in nature. Although the Company sells its apparel products throughout the year, net sales in the months of July through November accounted for approximately 82% of the Company's net sales during the fiscal year ended January 31, 1999 and 72% of the Company's net sales during the fiscal year ended January 31, 2000. The July through November time frame is expected to continue to provide a disproportionate amount of the Company's net sales.

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

TRADEMARKS

                  Several trademarks owned by the Company have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Laura Renee, Cayenne, G-III Outerwear Company Store, JLC (& design), JLC Outerwear (& design), J.L.C. (& design), Trouble Wanted (& design), 58 Sports & Football Player Design, and Ladies First by G-III/Carl Banks. The Company has applications for several additional registrations pending before the U.S. Patent and Trademark Office.

                  The Company has been granted trademark registration for G-III in France, Canada, Mexico, and European Union, for J.L. Colebrook in Germany, Canada, Mexico, France, Great Britain, Benelux and European Union and for J.L.C. (& design) and JLC (& design) in Canada. The Company also has several additional applications pending in the European Community and Canada.

                  Although the Company regards its trademarks as valuable assets and intends to vigorously enforce its trademark rights, the Company does not believe that any failure to obtain federal trademark registrations for which it has applied would have a material adverse effect on the Company.

COMPETITION  AND OTHER RISKS

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

                  The Company's ability to successfully compete depends on a number of factors, including the Company's ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. There can be no assurance that the Company will be successful in this regard. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on the Company's business, results of operations and financial condition.

                  The apparel industry is cyclical. Purchases of outerwear and other apparel tend to decline during recessionary periods and sales of the Company's products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by the Company's competitors. Uncertainties regarding future economic prospects could affect consumer spending habits and have an adverse effect on the Company's results of operations.

                  The Company is dependent on Morris Goldfarb and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on the Company. The Company's other executive officers have substantial experience and expertise in the Company's business and have made significant contributions to its success. The unexpected loss of services of one or more of these individuals could adversely affect the Company.

                  A majority of the Company's products are imported from independent foreign manufacturers. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices, any of which could have a material adverse effect on the Company's business. The Company is also dependent on these manufacturers for compliance with the policies of the Company and its customers regarding labor practices.

                  Fluctuations in the price, availability and quality of leather or other raw materials used by the Company could have a material adverse effect on its cost of goods sold and ability to meet customer demands. In addition, legislation that would restrict the importation of textiles and other apparel produced abroad has been periodically introduced in the U.S. Congress. New legislation or executive initiatives could also result in a reevaluation of the trading status of certain countries, including China. Any change in the trading status of China or other countries in which the Company's products are manufactured, or any retaliatory duties, quotas or trade sanctions, could increase the cost of products purchased from suppliers in these countries and materially adversely affect the Company's business and results of operations.

                  In addition to the factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors that are inherently uncertain and difficult to predict including, among others: risks associated with the Company's dependence on its licensing agreements for a substantial portion of its revenues, including the risk that a license agreement will not be renewed when it expires; risks associated with consolidations, restructurings and other ownership changes in the retail industry; changes in regional, national and global economic conditions; and the Company's ability to correctly balance the level of its finished goods, leather and other raw material commitments with actual orders.

EMPLOYEES

                  As of January 31, 2000, the Company had 279 full-time employees, of whom 68 worked in executive, administrative or clerical capacities, 121 worked in design and manufacturing, 62 worked in warehouse facilities, 25 worked in sales and 3 worked in the retail outlet stores. The Company employs both union and non-union personnel and believes that the Company's relations with its employees are good. The Company has not experienced any interruption of any of its operations due to a labor disagreement with its employees.

                  The Company is a party to an agreement with the Amalgamated Clothing and Textile Workers Union (the "Union"), covering approximately 49 full-time employees as of January 31, 2000. This agreement, which is currently in effect through October 31, 2002, automatically renews on an annual basis thereafter unless terminated by the Company or the Union prior to September 1 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers and significant employees of the Company.

         Name                  Age                      Position                         Executive
         ----                  ---                      --------                        Officer or
                                                                                        Significant
                                                                                      Employee Since
                                                                                      --------------
Morris Goldfarb                49     Co-Chairman of the Board, Chief Executive            1974
                                      Officer, Director
Aron Goldfarb                  77     Co-Chairman of the Board, Director                   1974
Jeanette Nostra-Katz           48     President                                            1981
Wayne S. Miller                42     Senior Vice President, Chief Financial               1998
                                      Officer, Treasurer and Secretary
Carl Katz                      59     Executive Vice President of Siena,                   1981
                                      Director
Frances Boller-Krakauer        34     Vice President - Men's Division of G-III             1993
Deborah Gaertner               45     Vice President - Women's Sales of G-III              1989
Keith Sutton Jones             51     Vice President - Foreign Manufacturing of            1989
                                      G-III
Michael Laskau                 44     Vice President - Women's Non-Branded                 1994
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

ITEM 2. PROPERTIES

                  The Company's executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. The Company leases an aggregate of approximately 39,300 square feet in this building through January 31, 2003 at a current aggregate annual rent of approximately $600,000.

                  The Company's warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 107,000 square feet, plus a 3,000 square foot retail outlet store. This facility is leased through February 2005 at an annual rent increasing to $643,000. The lease provides for one option renewal term of five years with a rental for the renewal term based on market rates. A majority of the Company's finished goods are shipped to the New Jersey distribution facilities for final reshipment to customers.

                  In March 1996, the Company subleased its other warehouse and distribution facility in Secaucus, New Jersey to an unaffiliated third party and consolidated all of its warehouse and distribution operations at one location. The sublease, provided for the sublessee to pay rent of approximately $700,000 per year to the Company and for the Company to pay all operating costs of the facility except for utilities and internal maintenance. The Company's annual rent obligation to the lessor of this facility was $937,000 for the last 12 months of the lease. The Company's lease and sublease expired in March 2000.

                  The Company maintains cutting rooms for its Siena division and off-site storage at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which the Company pays monthly rent, plus real estate taxes. For the fiscal years ended January 31, 1999 and 2000, the total payments for this building were approximately $325,000 and $296,000, respectively. The Company has sublet a portion of the 345 West 37th Street building to four different tenants. Three of the subleases' terms end in February, 2003 and the other sublease ends in January, 2003. The aggregate annual rental paid to the Company under these four subleases is approximately $185,000.

                  In March 2000, the Company closed a retail outlet store in Secaucus, New Jersey. The Company's remaining retail outlet store is located at its Secaucus, New Jersey warehouse.

ITEM 3. LEGAL PROCEEDINGS

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

                  The Common Stock is publicly traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the trading symbol "GIII". The following table sets forth, for the fiscal periods shown, the high and low sales prices for the Common Stock, as reported by the Nasdaq Stock Market.


Fiscal 1999                                      High Prices      Low Prices
-----------                                      -----------      ----------
Fiscal Quarter ended April 30, 1998              $ 6  7/8          $5  1/4
Fiscal Quarter ended July 31, 1998                 6  3/8           3  7/8
Fiscal Quarter ended October 31, 1998              4  3/8           1  5/8
Fiscal Quarter ended January 31, 1999             12  1/4           1  5/8


Fiscal 2000
-----------
Fiscal Quarter ended April 30, 1999              $ 3  1/2          $1  7/16
Fiscal Quarter ended July 31, 1999                 3  3/4           1  7/8
Fiscal Quarter ended October 31, 1999              3  5/8           2  1/4
Fiscal Quarter ended January 31, 2000              4  1/4           2  3/4

Fiscal 2001
-----------
Fiscal Quarter ended April 30, 2000              $ 4  15/16        $2  15/16
(through March 31, 2000)

                  The last sales price of the Common Stock as reported by the Nasdaq Stock Market on March 31, 2000 was $4.625 per share.

                  On March 31, 2000, there were 69 holders of record and, the Company believes, approximately 2,000 beneficial owners of the Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                  The selected consolidated financial data set forth below as of and for the years ended January 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company. The audited financial statements as of January 31, 1996, 1997 and 1998, and for the years ended January 31, 1996 and 1997 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

(In thousands, except share and per share data)


                                                                              Year Ended January 31,   (1)
                                                         ----------------------------------------------------------------------
                                                              1996          1997           1998            1999         2000
                                                         -----------    -----------   -----------    -----------    -----------
INCOME STATEMENT DATA:
Net Sales                                                $   121,663    $   117,645   $   120,136    $   121,644    $   149,632
Cost of goods sold                                            97,060         88,057        91,559         95,393        110,710
                                                         -----------    -----------   -----------    -----------    -----------
Gross profit                                                  24,603         29,588        28,577         26,251         38,922
Selling, general & administrative expenses                    22,478         23,542        23,787         27,698         28,145
Unusual or non-recurring charge                                   --             --            --           (463)         1,200
                                                         -----------    -----------   -----------    -----------    -----------

Operating profit (loss)                                        2,125          6,046         4,790           (984)         9,577
Interest expense                                               2,433          2,075         1,534          2,115          1,857
                                                         -----------    -----------   -----------    -----------    -----------
Income before minority interest an income taxes (loss)          (308)         3,971         3,256         (3,099)         7,720
Minority interest                                                 --             --           449          1,378          1,994
                                                         -----------    -----------   -----------    -----------    -----------
Income (loss) before income taxes                               (308)         3,971         3,705         (1,721)         9,714
Income taxes (benefit)                                            89            885           906           (541)         3,934
                                                         -----------    -----------   -----------    -----------    -----------
Net income (loss)                                        $      (397)   $     3,086   $     2,799    $    (1,180)   $     5,780
                                                         ===========    ===========   ===========    ===========    ===========

Basic earnings (loss) per share                          $     (0.06)   $      0.48   $      0.43    $     (0.18)   $      0.86
                                                         ===========    ===========   ===========    ===========    ===========
Weighted average shares outstanding - basic                6,459,975      6,468,830     6,486,899      6,539,128      6,712,051

Diluted earnings (loss) per share                        $     (0.06)   $      0.46   $      0.40    $     (0.18)   $      0.84
                                                         ===========    ===========   ===========    ===========    ===========
Weighted average shares outstanding - diluted              6,459,975      6,739,029     7,051,099      6,539,128      6,848,433


                                                                                As of January 31, (1)
                                                                ---------------------------------------------------
                                                                 1996       1997       1998       1999       2000
                                                                -------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital                                                 $22,224    $24,497    $29,296    $27,237    $31,155
Total assets                                                     41,257     44,555     46,746     44,870     59,601
Short-term debt                                                   3,551      3,835      3,734      2,893      3,427
Long-term debt,                                                     919        554        352        180         64
excluding current portion
Total stockholders' equity                                       29,716     32,825     35,686     35,575     41,033

--------------------
(1) Certain amounts have been reclassified to conform to the 2000 presentation.

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

                  References to fiscal years refer to the year ended January 31 of that year.

RESULTS OF OPERATIONS

                  The following table sets forth selected operating data of the Company as a percentage of net sales for the fiscal years indicated below:

                                                             1998      1999     2000
                                                            -----     -----     -----
Net sales                                                   100.0%    100.0%    100.0%
Cost of goods sold                                           76.2      78.4      74.0
                                                            -----     -----     -----
Gross profit                                                 23.8      21.6      26.0
Selling, general and administrative expenses                 19.8      22.8      18.8
Unusual or non-recurring charge                                --      (0.4)      0.8
                                                            -----     -----     -----
Operating profit (loss)                                       4.0      (0.8)      6.4
Interest expense                                              1.3       1.7       1.2
                                                            -----     -----     -----
Income (loss) before minority interest and income taxes       2.7      (2.5)      5.2
Minority interest                                            (0.4)     (1.1)      1.3
                                                            -----     -----     -----
Income (loss) before income taxes                             3.1      (1.4)      6.5
Income taxes                                                  0.8      (0.4)      2.6
                                                            -----     -----     -----
Net income (loss)                                             2.3      (1.0)      3.9
                                                            =====     =====     =====


General

                  The Company operates its business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under Company-owned brands and private label brands, as well as commission fee income received on sales when the Company's customer provides the letter of credit. The licensed apparel segment includes sales of apparel brands licensed by the Company from third parties. See Note L to the Company's Consolidated Financial Statements for financial information with respect to the Company's segments.

                  The Company's return to profitability during fiscal 2000 was primarily attributable to higher margins in both the Company's licensed and non-licensed business, offset to some extent by losses from the BET Design Studio joint venture. One of the key elements of the Company's strategy is to expand its offering of licensed apparel. During fiscal 2000, the Company commenced the shipment of product under the Caterpillar and Major League Baseball labels. In the first quarter of fiscal 2001, the Company entered into license agreements to produce apparel under the Cole Haan and Jones New York labels. In April 2000, the Company's license with Tommy Hilfiger ended. The Company expects to continue to produce and sell goods directly to Tommy Hilfiger.

                  During the third quarter of fiscal 2000, the Company, together with Black Entertainment Television ("BET"), its joint venture partner, decided to discontinue their BET Design Studio joint venture. The Company had originally entered into the joint venture with BET in April 1997 to design, manufacture, and distribute sportswear and outerwear apparel targeted to the African-American and urban consumer. The initial product offerings by the joint venture were introduced in February 1998 and the Company began shipping product in July 1998. The Company owns 50.1% of this joint venture and, accordingly, its entire results of operations are consolidated with those of the Company. The interest of BET in the joint venture is reflected in the "Minority interest" line item in the Company's financial statements. Net of BET's interest, the Company incurred losses from this joint venture of approximately $450,000 in fiscal 1998, $1.4 million in fiscal 1999 and $2.0 million (inclusive of a $802,000 charge) in fiscal 2000.

Year Ended January 31, 2000 ("fiscal 2000") Compared to year Ended January 31, 1999 ("fiscal 1999")

                  Net sales were $149.6 million in fiscal 2000 compared to $121.6 million in fiscal 1999. Net sales increased as a result of increased sales of both licensed and non-licensed apparel. Net sales of licensed apparel increased by 35.0% to $ 61.9 million in fiscal 2000 from $45.9 million in fiscal 1999. Net sales of non-licensed apparel increased by 15.7% to $87.7 million in fiscal 2000 from $75.8 million in fiscal 1999. Sales of licensed apparel continued to increase as a percentage of net sales, and accounted for 41.4% of net sales in fiscal 2000 compared to 37.7% of net sales in fiscal 1999.

                  Gross profit was $38.9 million in fiscal 2000 compared to $26.3 million in fiscal 1999. Commission fee income, for which there is no related cost of goods sold, was $3.6 million in fiscal 2000 compared to $3.5 million in fiscal 1999. As a percentage of net sales, gross profit was 26.0% in fiscal 2000 compared to 21.6% in fiscal 1999.

                  Gross profit for licensed apparel was $17.8 million in fiscal 2000 compared to $10.6 million in fiscal 1999, or 28.8% of net sales of licensed apparel in fiscal 2000 compared to 23.1% of net sales of licensed apparel in fiscal 1999. The higher gross profit margin percentage for licensed apparel in fiscal 2000 was due to increased sales of higher gross profit margin products. Gross profit for non-licensed apparel was $21.1 million in fiscal 2000 as compared to $15.7 million in fiscal 1999, or 24.1% of net sales of non-licensed apparel in fiscal 2000 compared to 20.7% of net sales of non-licensed apparel in fiscal 1999. The increase in the gross profit margin percentage for non-licensed apparel was primarily attributable to increased sales of higher gross profit products, and to improved gross margins on sales of prior season merchandise in fiscal 2000 compared to fiscal 1999.

                  Selling, general and administrative expenses were $28.1 million in fiscal 2000, including $2.7 million of expenses with respect to the BET Design Studio joint venture. Selling, general and administrative expenses in fiscal 1999 include a provision for $463,000 relating to the uncertainty of Indonesian assets. In the fourth quarter of fiscal 2000, the Company determined that the local economy in Indonesia had stabilized and the imminent threat of asset impairment relating to its facility was no longer present. As a result, selling, general and administrative expenses were reduced because the Company reversed this provision for the uncertainty of the Indonesian assets. Excluding the BET Design Studio expenses and the effect of uncertainty of the Indonesian provision and its reversal, selling, general and administrative expenses were $25.9 million in fiscal 2000 compared to $24.5 million in fiscal 1999. The increase in selling, general and administrative expenses is primarily attributable to increased advertising expenses ($1.4 million) and higher bonuses ($1.0 million), offset somewhat by lower rent expense ($500,000), salaries ($300,000), and professional fees ($200,000). As a percentage of net sales, selling, general and administrative expenses, excluding the BET Design Studio expenses and the effect of Indonesian provision and its reversal, were 17.3% in fiscal 2000 compared to 20.2% in fiscal 1999.

                  On November 18, 1999, the Company announced that BET Design Studio, LLC, a joint venture with BET, would be dissolved. The joint venture was dissolved because it was not profitable and the urban market was saturated with similar products. In connection with this decision, a $1.6 million provision (including $798,000 allocable to Black Entertainment Television's ownership interest) was recorded to cover the costs of dissolving the joint venture. Of this provision, $1.2 million was recorded as a non-recurring charge, and the balance was charged to cost of goods sold. The $1.6 million provision consists of approximately $1.1 million of writedowns relating to accounts receivables ($520,000), the impairment of fixed assets ($300,000), inventory ($182,000), and prepaid assets ($118,000). The balance of $480,000 relates to provisions for miscellaneous closing costs ($225,000), accrual for accounts payable and accrued expenses ($200,000), and severance ($55,000).

                  Interest expense was $1.9 million in fiscal 2000 compared to $2.1 million in fiscal 1999. This decrease in interest expense is primarily attributable to lower average borrowings and interest income earned on excess cash at the beginning of the year.

                  As a result of the foregoing, the Company had income before income taxes of $9.7 million in fiscal 2000 compared to a loss before income taxes of $1.7 million in fiscal 1999.

                  Income taxes were $3.9 million in fiscal 2000 compared to an income tax benefit of $541,000 in fiscal 1999. The Company's effective tax rate for fiscal 2000 was 40.5% which included benefits from remaining net operating loss carry forwards for state income tax purposes. In fiscal 1999, the effective tax rate was 31.4% as a result of tax benefits derived from state net operating loss carry forwards and deferred tax benefits.

                  The Company had net income of $5.8 million, or $.86 per share on a diluted basis, in fiscal 2000 compared to a net loss of $1.2 million, or $.18 per share on a diluted basis, in fiscal 1999.

Year Ended January 31, 1999 ("fiscal 1999") Compared to year Ended January 31, 1998 ("fiscal 1998")

                  Net sales were $121.6 million in fiscal 1999 compared to $120.1 million in fiscal 1998. Net sales were adversely affected in fiscal 1999 by the unseasonably warm weather conditions in the fall of 1998 in many sections of the United States. An increase of $16.9 million in sales of licensed apparel was partially offset by a decrease of $12.9 million in sales of non-licensed apparel. In addition, certain product lines were discontinued at the end of the prior fiscal year. These product lines accounted for $2.5 million of sales in fiscal 1998. Sales of licensed apparel accounted for 37.7% and 24.1% of the Company's net sales in fiscal 1999 and 1998, respectively.

                  Gross profit was $26.3 million in fiscal 1999 compared to $28.6 million in fiscal 1998. As a percentage of net sales, gross profit was 21.6% in fiscal 1999 compared to 23.8% in fiscal 1998. Commission fee income, for which there is no related cost of goods sold, was $3.5 million in fiscal 1999 compared to $6.7 million in fiscal 1998. Commission fee income decreased because sales in which the Company acted as a broker were lower. This decrease was due, in part, to certain customers buying directly from suppliers and not using the Company as their broker.

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

                  Selling, general and administrative expenses were $27.7 million in fiscal 1999 compared to $23.8 million in fiscal 1998. These expenses included approximately $2.7 million of expenses in fiscal 1999 and $898,000 of expenses in fiscal 1998 attributable to the BET Design Studio joint venture. Excluding the BET Design Studio expenses and the provision for the uncertainty of the Indonesian assets, selling, general and administrative expenses were $24.5 million in fiscal 1999 compared to $22.9 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses, excluding the BET Design Studio expenses and the provision of the uncertainty of Indonesian assets, were 20.2% in fiscal 1999 compared to 19.1% in fiscal 1998. The increase in selling, general and administrative expenses, excluding BET Design Studio expenses, is primarily attributable to the incremental expenses in the areas of personnel, samples and advertising fees paid to its licensees due to the addition of the Nine West, Tommy Hilfiger and NBA licenses. BET Design Studio expenses increased primarily in the area of personnel and advertising as staffing levels increased and advertising programs began. In addition, the increase also pertains to a reclassification of $463,000 from non-recurring charges to selling, general, and administrative relating to the uncertainty of Indonesian assets. As the Company determined that it would not close the facility, the amount previously recorded as a non-recurring charge was reversed. At the same time, due to the dire economic conditions in the country, the Company also determined that a provision for asset impairment was required. A provision of $463,000 was recorded for the uncertainty of the Indonesian assets.

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

                  The income tax benefit was $541,000 in fiscal 1999 compared to income tax expense of $906,000 in fiscal 1998. The Company's effective tax benefit rate for fiscal 1999 was 31.4%, which was lower than the statutory rate due to the limitation of the availability of certain state and local tax benefits. In fiscal 1998, the effective tax rate was 24.5% as a result of tax benefits derived from state net operating loss carry forwards and deferred tax benefits. The Company realized $331,000 in state and local net operating loss carryforward tax benefits as well as a $57,000 benefit for the reduction of the deferred tax valuation allowance. The deferred tax valuation allowance was reduced, since the Company demonstrated that it was more likely than not that they would realize the deferred tax asset.

                  The Company had a net loss of $1.2 million, or $.18 per share on a diluted basis, in fiscal 1999 compared to net income of $2.8 million, or $.40 per share on a diluted basis, in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $72 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $52 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

                  Direct borrowings under the line of credit bear interest at the agent bank's prime rate (9.0% as of April 1, 2000) or LIBOR plus 250 basis points (8.63% as of April 1, 2000), at the election of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. The amount borrowed under the line of credit varies based on the Company's seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under the Company's loan agreement was approximately $36.4 million during fiscal 1998 and $44.9 million during fiscal 1999 and fiscal 2000. As of January 31, 2000, there were no direct borrowings, no bankers' acceptances and $11.8 million of contingent liability under open letters of credit. As of January 31, 1999, there were no outstanding direct borrowings, no bankers' acceptances and $3.8 million of contingent liability under open letters of credit.

                  In November 1999, the Company and BET decided to dissolve
BET Design Studio. As of January 31, 2000, BET and the Company had each contributed $2.8 million to this joint venture. Subsequent to January 31, 2000, the Company and BET have each contributed approximately $1.0 million to the joint venture.

                  BET Design Studio utilized an asset-based credit facility with The CIT Group. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (9.5% at April 1, 2000). As of January 31, 2000 there were $2.2 million of direct borrowings and no contingent liability under open letters of credit. The loan to CIT was paid in full on February 16, 2000 by drawing downboth partners' standby letters of credit.

                  BET advanced $600,000 to BET Design Studio under a lending agreement. Borrowings under this agreement bear interest at 12.0% during the first twelve months of the agreement and 14% thereafter. On March 15, 2000, BET Design Studio repaid $300,000 of the loan and the balance of the loan was contributed to Design Studio's capital by BET.

                  PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The notes payable under this facility represent maximum borrowings as of January 31, 2000 of approximately $1.5 million.

                  On December 20, 1999, the Board of Directors authorized the Company to repurchase up to $1,000,000 worth of shares of the Company's common stock, from time to time, until September 30, 2000, in open market purchases at market prices or in privately negotiated transactions, at the discretion of the Chief Executive Officer of the Company. As of January 31,

2000, the Company had purchased 118,575 of its shares at a total cost of $430,000.

                  There was $6.9 million of cash provided by operating activities in fiscal 2000 resulting primarily from the net income of $5.8 million. There was $2.3 million of cash provided by operating activities in fiscal 1999 primarily as a result of a reduction in the inventories added in the prior year. The Company's inventories increased in fiscal 1999 because of an increase in finished goods inventory due to an unusually mild winter season. The Company used $6.5 million of cash in operating activities in fiscal 1998 primarily due to increased inventories and accounts receivable. Year end accounts receivable balances were higher than the previous year primarily due to a higher shipping volume in January 1998.

                  Investing activities provided $323,000 of cash in fiscal 2000. The Company used $968,000 of cash in fiscal 1999 and $498,000 of cash in fiscal 1998 for investing activities, primarily for capital expenditures. Historically, the Company's business has not required significant capital expenditures. The Company's capital expenditures were approximately $1.3 million in fiscal 1998, $1.7 million in fiscal 1999 and $1.0 million in fiscal 2000. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements, and furniture, fixtures and equipment. In addition, capital expenditures in fiscal 2000 includes $580,000 of capital costs for the expansion of the Indonesian factory. Capital expenditures in fiscal 1998 included $451,000 and in fiscal 1999 included $108,000 of capital costs for the BET Design Studio joint venture showroom and support office.

                  The Company had $96,000 of cash in fiscal 2000 and $56,000 of cash in fiscal 1999 provided by financing activities. In fiscal 2000, the Company used $430,000 to purchase its stock on the open market. This was offset by an increase in the amount of BET Design Studio's notes payable. In fiscal 1999, the Company used $1.0 million to reduce the amount of notes payable and for the payment of capital lease obligations. This was more than offset by cash and tax benefits related to the exercise of stock options and the disgorgement of profits in stock sales profits by certain officers of the Company. The Company used $241,000 in financing activities in fiscal 1998 primarily for the payment of capital lease obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Impact of Inflation and Foreign Exchange

                  The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates its purchase orders with its foreign manufactures in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time of the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products.

Interest Rate Exposure

                  The Company is subject to market risk from exposure to changes in interest rates relating primarily to the Company's short-term debt obligations. The Company primarily enters into such short-term debt obligations to support general corporate purposes, including capital expenditures and working capital needs. All of the Company's debt is short-term with variable rates. To manage its exposure to changes in interest rates, the Company's policy is to manage such interest rate exposure through the use of short-term borrowings, which are negotiated with their lenders on a periodic basis. The Company does not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2001, although there can be no assurance that interest rates will not significantly change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained under the heading "Proposal No. 1-Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on or about June 13, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

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

                  3.       Exhibits:

                  3.1      Certificate of Incorporation.(1)

                  3.2 By-Laws, as amended, of G-III Apparel Group, Ltd. (the "Company").(8)

                  10.1(a) Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.(5)

                  10.1(a) Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.(13)

                  10.3 Fifth Amended and Restated Loan Agreement, dated May 31, 1999, by and among G-III Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet Bank, N.A. ("Fleet Bank"), as Agent.(12)

                  10.3(a) Amendment No. 1 to the Fifth Amended and Restated Loan Agreement, dated December 20, 1999, by and among G-III, the Banks and Fleet Bank.

                  10.3(b) Amendment No. 2 to the Fifth Amended and Restated Loan Agreement, dated March 1, 2000, by and among G-III, the Banks and Fleet Bank.

                  10.3(c) Amendment No. 3 to the Fifth Amended and Restated Loan Agreement, dated April 7, 2000, by and among G-III, the Banks and Fleet Bank.

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

                  10.15 Letter Agreement, dated October 31, 1998, between the Company and Alan Feller.(10)

                  10.16 Letter Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.(11)

                  10.17 G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors.

                  21       Subsidiaries of the Company.

                  23       Consent of Grant Thornton LLP, dated April 28, 2000.

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

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31,1998, which exhibit is incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999, which exhibit is incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

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

                                            G-III APPAREL GROUP, LTD.



                                            By  /s/ Morris Goldfarb
                                              __________________________________

                                                     Morris Goldfarb,
                                                     Chief Executive Officer
April 28, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                                    Date
     ---------                                   -----                                    ----
/s/ Morris Goldfarb         Director, Co-Chairman of the Board and Chief Executive   April 28, 2000
-------------------------   Officer (principal executive officer)
Morris Goldfarb

/s/ Wayne S. Miller         Senior Vice President and Chief Financial Officer        April 28, 2000
-------------------------   (principal financial and accounting officer)
Wayne S. Miller

/s/ Aron Goldfarb
-------------------------   Director and Co-Chairman of the Board                    April 28, 2000
Aron Goldfarb


-------------------------   Director                                                 April ___, 2000
Lyle Berman

/s/ Thomas J. Brosig
-------------------------   Director                                                 April 28, 2000
Thomas J. Brosig

/s/ Alan Feller
-------------------------   Director                                                 April 28, 2000
Alan Feller

/s/ Carl Katz
-------------------------   Director                                                 April 28, 2000
Carl Katz

/s/ Willem van Bokhorst
-------------------------   Director                                                 April 28, 2000
Willem van Bokhorst

/s/ Sigmund Weiss
-------------------------   Director                                                 April 28, 2000
Sigmund Weiss


-------------------------   Director                                                 April ___, 2000
George J. Winchell


                            G-III Apparel Group, Ltd.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a))



                                                                                       Page
                                                                                       ----


Report of Independent Certified Public Accountants                                      F-2


Financial Statements

     Consolidated Balance Sheets - January 31, 2000 and 1999                            F-3

     Consolidated Statements of Operations - Years Ended
        January 31, 2000, 1999, and 1998                                                F-4

     Consolidated Statement of Stockholders' Equity - Years Ended January 31,
        1998, 1999, and 2000                                                            F-5

     Consolidated Statements of Cash Flows - Years Ended January 31, 2000, 1999,
        and 1998                                                                        F-6

     Notes to Consolidated Financial Statements                                       F-8-F-29


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    G-III APPAREL GROUP, LTD.


We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for each of the three years in the period ended January 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


New York, New York
March 31, 2000

                   G-III Apparel Group, Ltd. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
               (in thousands, except share and per share amounts)


                                     ASSETS                                             2000                   1999
                                                                                      --------               ------
CURRENT ASSETS
    Cash and cash equivalents                                                         $ 14,530               $  7,241
    Accounts receivable                                                                 16,597                 12,280
    Allowance for doubtful accounts and sales discounts                                 (3,892)                (1,667)
    Inventories                                                                         21,175                 16,355
    Prepaid income taxes                                                                                          767
    Prepaid expenses and other current assets                                              894                    935
                                                                                     ---------               --------
           Total current assets                                                         49,304                 35,911
PROPERTY, PLANT AND EQUIPMENT, NET                                                       3,316                  3,777
DEFERRED INCOME TAXES                                                                    4,676                  3,615
OTHER ASSETS                                                                             2,305                  1,567
                                                                                      --------                -------
                                                                                      $ 59,601                $44,870
                                                                                       =======                 ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                    $   3,311               $  2,712
    Current maturities of obligations under capital leases                                 116                    181
    Income taxes payable                                                                 2,874                  -
    Accounts payable                                                                     5,875                  2,605
    Accrued expenses                                                                     4,714                  2,631
    Accrued nonrecurring charges                                                         1,259                    545
                                                                                     ---------               --------
           Total current liabilities                                                    18,149                  8,674
OTHER LONG-TERM LIABILITIES                                                                419                    621
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 1,000,000 shares authorized; no shares
       issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares; 6,767,921 and
       6,717,921 shares issued at January 31, 2000 and 1999, respectively                   68                     67
    Additional paid-in capital                                                          24,874                 24,767
    Retained earnings                                                                   16,521                 10,741
                                                                                      --------                -------
                                                                                        41,463                 35,575
     Less common stock held in treasury - 118,575 shares, at cost                         (430)
                                                                                      --------                -------
                                                                                        41,033                 35,575
                                                                                      --------                -------
                                                                                      $ 59,601                $44,870
                                                                                      ========                =======

        The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                               Year ended January 31,
                                                                  ------------------------------------------------
                                                                    2000               1999                1998
                                                                  --------           --------            --------
Net sales                                                         $149,632           $121,644            $120,136
Cost of goods sold                                                 110,710             95,393              91,559
                                                                  --------           --------            --------
         Gross profit                                               38,922             26,251              28,577

Selling, general and administrative expenses                        28,145             27,698              23,787

Unusual or non-recurring charge                                      1,200               (463)                ---
                                                                  --------           ---------           --------

         Operating profit                                            9,577               (984)              4,790

Interest and financing charges, net                                  1,857              2,115               1,534
                                                                  --------           --------            --------

         Income (loss) before minority interest
           and income taxes                                          7,720             (3,099)              3,256

Minority interest in loss of joint venture                           1,994              1,378                 449
                                                                  ---------          --------            --------

         Income (loss) before income taxes                           9,714             (1,721)              3,705

Income taxes                                                         3,934               (541)                906
                                                                  --------           --------            --------

         NET INCOME (LOSS)                                        $  5,780           $ (1,180)           $  2,799
                                                                  ========           ========            ========


INCOME (LOSS) PER COMMON SHARE:

    Basic:
    ------
        Net income (loss) per common share                        $    .86           $   (.18)           $    .43
                                                                  ========           ========            ========

        Weighted average number of shares outstanding                6,712              6,539               6,487
                                                                  ========           ========            ========

    Diluted:
    --------
        Net income (loss) per common share                        $    .84           $   (.18)           $    .40
                                                                  ========           ========            ========

        Weighted average number of shares outstanding                6,848              6,539               7,051
                                                                  ========           ========            ========




The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended January 31, 1998, 1999 and 2000
                                 (in thousands)



                                                                   Additional                      Common stock
                                                   Common            paid-in         Retained        held in
                                                    stock            capital         earnings        Treasury               Total
                                                    -----            -------         --------        --------               -----

Balance as of January 31, 1997                       $65             $23,638           $ 9,122                             $32,825

Employee stock options exercised                                          62                                                    62
Net income for the year                                                                  2,799                               2,799
                                                     ---             -------           -------                             -------

Balance as of January 31, 1998                        65              23,700            11,921                              35,686

Employee stock options exercised                       2                 439                                                   441
Tax benefit from exercise of options                                     420                                                   420
Disgorgement of stock sales profit by
    certain officers                                                     208                                                   208
Net loss for the year                                                                   (1,180)                             (1,180)
                                                     ---             -------           -------                             -------

Balance as of January 31, 1999                        67              24,767            10,741                              35,575

Employee stock options exercised                       1                 107                                                   108

Purchase of 118,575 shares, at cost                                                                       (430)               (430)

Net income for the year                                                                  5,780                               5,780
                                                     ---             -------           -------           -----              ------

BALANCE AS OF JANUARY 31, 2000                       $68             $24,874           $16,521           $(430)            $41,033
                                                     ===             =======           =======           ======            =======


The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year ended January 31,
                                                                            ----------------------------------------------
                                                                             2000               1999                1998
                                                                            ------            --------            -------
Cash flows from operating activities
    Net income (loss)                                                       $5,780            $(1,180)             $2,799
                                                                            ------             ------              ------
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
        Depreciation and amortization                                        1,438              1,372               1,227
        Minority interest                                                   (1,994)            (1,378)                449
        Deferred income tax benefit                                         (1,061)              (548)               (294)
        Changes in operating assets and liabilities
           Accounts receivable                                              (2,092)               804              (4,241)
           Inventories                                                      (4,820)             3,877              (6,246)
           Income taxes                                                      3,641             (1,740)                526
           Prepaid expenses and other current assets                            41                823                (789)
           Deferred income taxes                                                                   58                 520
           Other assets                                                        (44)              (626)                 35
           Accounts payable and accrued expenses                             5,353                855                (460)
           Accrued non-recurring charge                                        624                (73)                (69)
           Other long-term liabilities                                           4                 67                  57
                                                                          --------           --------         -----------
                                                                             1,090              3,491              (9,285)
                                                                            ------             ------           ---------
         Net cash provided by (used in) operating activities                 6,870              2,311              (6,486)
                                                                             -----             ------           ---------
Cash flows from investing activities
    Capital expenditures                                                      (977)            (1,723)             (1,304)
    Capital dispositions                                                                            5                  56
    Investment in joint venture by Minority Partner                          1,300                750                 750
                                                                            ------            -------          ----------
         Net cash provided by (used in) investing activities                   323               (968)               (498)
                                                                           -------            -------          ----------

                   G-III Apparel Group, Ltd. and Subsidiaries

                                 (in thousands)


                                                                                      Year ended January 31,
                                                                           -----------------------------------------------
                                                                             2000               1999                1998
                                                                            ------             ------               -----
Cash flows from financing activities
    Increase (decrease) in notes payable, net                               $  599             $ (766)            $    19
    Payments for capital lease obligations                                    (181)              (247)               (322)
    Proceeds from exercise of stock options                                    102                441                  62
    Tax benefit from exercise of options                                         6                420
    Disgorgement of stock sales profit by certain officers                                        208
    Purchase of common stock for Treasury                                     (430)
                                                                             -----             ------             -------

       Net cash provided by (used in) financing activities                      96                 56                (241)
                                                                             -----               -----              -----

       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                               7,289              1,399              (7,225)

Cash and cash equivalents at beginning of year                               7,241              5,842              13,067
                                                                            ------             ------             -------

Cash and cash equivalents at end of year                                   $14,530            $ 7,241             $ 5,842
                                                                           =======            =======             =======


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
       Interest                                                           $  1,779            $ 2,343           $   1,520
       Income taxes                                                       $  1,407            $ 1,355                 517



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 2000, 1999 and 1998



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Business Activity and Principles of Consolidation

         As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of leather and textile apparel which is sold to retailers throughout the United States. The Company also operates one retail outlet store.

         The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         Certain reclassifications have been made to conform to the fiscal 2000 presentation.

     2.  Revenue Recognition

         The Company recognizes sales when merchandise is shipped. In addition, the Company acts as an agent in brokering sales between its customers and overseas factories. On these transactions, the Company recognizes commission fee income on the sales that are financed by and shipped directly to its customers. This income is recorded at the time the merchandise is shipped.

     3.  Returns and Allowances

         The Company establishes reserves for returns and allowances based on current and historical information and trends. Sales and accounts receivable have been reduced by such amounts.

     4.  Inventories

         Inventories are stated at the lower of cost (determined by the weighted average method, which approximates the first-in, first-out method) or market.

     5.  Depreciation and Amortization

         Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



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

     6.  Income Taxes

         Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     7.  Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     8.  Joint Ventures

         China

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998


NOTE A (CONTINUED)

         BET Design Studio

         In 1997, the Company formed BET Design Studio, LLC, a joint venture with Black Entertainment Television, Inc. ("BET") to produce a BET-branded clothing and accessory line. The Company has a 50.1% ownership interest in the joint venture and includes the results of the joint venture less the share of the minority interest in its consolidated financial statements. Through January 31, 2000, the Company and BET have each contributed $2,800,000 to the joint venture. In November, 1999, the Company and BET agreed to cease the operations of the joint venture (see Note E). Subsequent to January 31, 2000, the Company and BET have each contributed approximately $1,000,000 to the joint venture.

     9.  Net Income (Loss) Per Common Share

         Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

         A reconciliation between basic and diluted earnings per share is as follows:

                                                                                 Years ended January 31,
                                                                       ---------------------------------------------
                                                                       2000                 1999               1998
                                                                      ------               ------             ------
                                                                         (in thousands, except per share amounts)

           Net income (loss)                                          $ 5,780              $(1,180)           $2,799
                                                                      =======              =======            ======
           Basic EPS:
               Basic common shares                                      6,712                6,539             6,486
                                                                      =======              =======            ======
               Basic EPS                                                $ .86                $(.18)             $.43
                                                                      =======              =======            ======
           Diluted EPS:
               Basic common shares                                      6,712                6,539             6,486
               Plus impact of stock options                               136                  -                 565
                                                                      -------               ------            ------
               Diluted common shares                                    6,848                6,539             7,051
                                                                      =======               ======            ======

               Diluted EPS                                            $   .84               $ (.18)           $  .40
                                                                      =======               ======            ======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE A (CONTINUED)

         Excluded from the above calculations are 426,000, 1,042,000 and 50,000 of stock options which were deemed to be antidilutive for the years ended January 31, 2000, 1999 and 1998, respectively.

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

    12.  Fair Value of Financial Instruments

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE A (CONTINUED)

    13.  Foreign Currency Translation

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

         The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in 2000, 1999, and 1998 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.


NOTE B - INVENTORIES

     Inventories consist of:

                                                            January 31,
                                                    2000               1999
                                                  ----------(000's)------------

      Finished goods                               $10,990              $12,939
      Work-in-process                                  326                  115
      Raw materials                                  9,859                3,301
                                                   -------              -------
                                                   $21,175              $16,355
                                                   =======              =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consist of:

                                                                               January 31,
                                                                        2000               1999
                                                                      ----------(000's)------------

      Machinery and equipment                                         $  1,398             $ 1,253
      Leasehold improvements                                             5,069               4,354
      Transportation equipment                                             129                 128
      Furniture and fixtures                                             1,695               1,621
      Computer equipment                                                 4,692               4,423
      Land and building (net of write-down of Indonesian
          factory; Note E)                                                 609                 186
      Property under capital leases (Note E)
          Land                                                              55                  55
          Building                                                         185                 185
          Computer equipment                                                74                  74
          Leasehold improvement                                                                650
                                                                      --------             -------

                                                                        13,906              12,929
      Less accumulated depreciation and amortization
        (including $237,000 and $823,000 on property
        under capital leases at January 31, 2000 and
        1999, respectively)                                             10,590               9,152
                                                                      --------             -------

                                                                      $  3,316             $ 3,777
                                                                      ========             =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE D - NOTES PAYABLE

     Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million with an Indonesian bank, as of January 31, 2000 and 1999.

     In connection with the joint venture agreement with Black Entertainment Television, Inc. ("BET"), the joint venture has an asset based credit facility with The CIT Group. To support the requirement for overadvances which occur when the available collateral is not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners have opened standby letters of credit in the amount of $750,000 under which The CIT Group is the beneficiary. Direct borrowings bear interest at the prevailing prime rate plus 50 basis points (9.5% at April 1, 2000). As of January 31, 2000, there were $2.2 million of direct borrowings and no contingent liability under open letters of credit. The loan to CIT was paid in full on February 16, 2000 by drawing down both partners' standby letters of credit.

     The Company's loan agreement, which expires May 31, 2002, is a collateralized working capital line of credit with three banks that provides for a maximum line of credit in amounts that range from $45 million to $72 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $52 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

     All borrowings under the agreement are payable on demand and bear interest at the option of the Company at either the prevailing prime rate (9.0% at April 1, 2000) or LIBOR plus 250 basis points (8.6325% at April 1, 2000) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

     The weighted average interest rates were 8.2% and 8.7% as of January 31, 2000 and 1999, respectively.

     At January 31, 2000 and 1999, the Company was contingently liable under letters of credit in the amount of approximately $11,800,000 and $3,800,000, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE E - OTHER LIABILITIES

     Other long-term liabilities consist of:

                                                                            January 31,
                                                                   2000                     1999
                                                                 -----------(000's)------------

       Non-recurring charges                                        $227                   $317
       Capital lease obligations                                      64                    180
       Other                                                         128                    124
                                                                    ----                   ----
                                                                    $419                   $621
                                                                    ====                   ====
     Non-recurring Charges

     Fiscal Year 1995
     ----------------

     During 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate a factory located in Indonesia, to reduce costs and to streamline and consolidate operations. The domestic factory was closed during 1995 with no loss of revenue. During fiscal 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company could not assure any recoveries in connection with a disposition of the factory. In December 1997, the Company was approached by an outside third party to manufacture luggage at the Indonesian factory. The Company began producing luggage in February 1998. As a result the Company discontinued its plan to close the factory. In the fourth quarter of fiscal 2000, the Company determined that the local economy in Indonesia had stabilized and the imminent threat of asset impairment relating to its facility was no longer present. As a result, the Company reversed the provision for the uncertainty of the Indonesian assets totaling $463,000 (see Note P).

     Fiscal Year 2000
     ----------------

     In November 1999, the Company formulated a plan to cease operations of the BET joint venture. The joint venture generated approximately $2.4 million and $884,000 in revenues for the years ended January 31, 2000 and 1999 respectively. The joint venture did not generate any revenues in 1998. The Company incurred losses from the joint venture of approximately $2 million, $1.4 million, and $450,000 for the years ended January 31, 2000, 1999, 1998, respectively. In connection with the plan the Company originally charged $1.9 million to unusual and non-recurring charges, consisting of $1.3 million in asset writedowns and $600,000 relating to the provision for closing

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998

     costs and various accrued expenses. In the fourth quarter, the provision for losses on accounts receivables was reduced by $180,000 and the accrued interest on outstanding debt was reduced by $120,000.

     Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

     The status of the components of the nonrecurring charges was:

                                                                    Balance at             Current           BALANCE AT
                                                                    January 31,            period            JANUARY 31,
                                                                       1999               activity              2000
                                                                   ------------          ---------           -------
                                                               ---------------------------(000's)------------------------

       Domestic operating lease obligation                             $399                 $  (83)            $  316
       Uncertainty of Indonesian assets                                 463                   (463)
       Dissolution of BET Design Studio                                                      1,170              1,170
                                                                       ----                 ------             ------
                                                                       $862                 $  624             $1,486
                                                                       ====                 ======             ======

     Capital Lease Obligations

     In September 1986, the New York City Industrial Development Agency ("Agency") issued $1,442,000 of floating rate Industrial Development Revenue Bonds to a commercial bank for the purpose of acquiring and renovating real property located at 345 West 37th Street in New York. The bonds bear interest at 92% of the bank's prime rate, which was 8.5% at January 31, 2000 plus 1.48% per annum. Simultaneously, the Agency leased the property to 345 West 37th Corp. ("345 West"), a company under the management and control of two principal stockholders, for 15 years. 345 West, in turn, subleased the property to G-III Leather Fashions, Inc. ("G-III"), a subsidiary of the Company, on the same terms. Concurrent with the execution of the lease and sublease agreements, 345 West and G-III entered into lease guarantee agreements whereby they jointly and severally guaranteed the payments and obligations under the lease and the payment of principal and interest on the bonds. In addition, the two principal stockholders of the Company have personally guaranteed the debt. The accompanying financial statements reflect the above lease between G-III and 345 West as a capitalized lease (Note J).

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE E (CONTINUED)


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

     In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 31, 2000:

                                                            (000's)
        Year ending January 31,
            2001                                             $124
            2002                                               66
                                                             ----

        Net minimum lease payments                            190

        Less amount representing interest                      10
                                                             ----
        Present values of minimum lease payments             $180
                                                             ====
        Current portion                                      $116
        Noncurrent portion                                     64
                                                             ----
                                                             $180
                                                             ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE F - INCOME TAXES

     The income tax provision (benefit) is comprised of the following:


                                                                      Year ended January 31,
                                                      ----------------------------------------------------
                                                           2000                1999                1998
                                                         --------            --------              -----
                                                      ---------------------------(000's)------------------
        Current
            Federal                                        $ 4,256             $   (52)            $1,044
            State and city                                     718                  45                 68
            Foreign                                             20                  14                 88
                                                           -------             -------             ------
                                                             4,994                   7              1,200
        Deferred expense (Benefit)                          (1,060)               (548)              (294)
                                                           -------             --------            ------
                                                           $ 3,934             $  (541)            $  906
                                                           =======             =======             ======
        Earnings (loss) before income taxes
            United States                                  $ 9,557             $(1,956)            $3,358
            Non-United States                                  157                 235                347

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE F (CONTINUED)

     The significant components of the Company's deferred tax asset at January 31, 2000 and 1999 are summarized as follows:

                                                                 2000              1999
                                                                 ----              ----
                                                             ------------(000's)-----------
       Supplemental employee retirement plan                    $   60
       Officer bonus                                               194
       Provision for bad debts and sales allowances              1,374            $  639
       Depreciation                                                902             1,293
       Inventory write-downs                                       655               647
       Straight-line lease                                           8               102
       Reserve for lease obligations                               126               186
       Reserve for Indonesian assets                                                 176
       Property plant and equipment written off                    616               616
       BET Reserve on closure                                      468
       Inventory capitalization for tax purposes                   257                48
       Other                                                        16               (92)
                                                                ------           -------
                                                                $4,676            $3,615
                                                                ======           =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE F (CONTINUED)

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:


                                                                          YEAR ENDED            Year ended          Year ended
                                                                       January 31, 2000       January 31, 1999     January 31, 1998
                                                                     --------------------    ------------------   -----------------
                                                                                PERCENT                 Percent              Percent
                                                                                  OF                       of                   of
                                                                     AMOUNT     INCOME        Amount     income      Amount   income
                                                                     ------     ------        ------     ------     ------    ------
                                                                     (000's)                  (000's)               (000's)

      Provision (benefit) for Federal income taxes at
         the statutory rate                                            $ 3,400        35.0%    $(585)    (34.0)%    $1,263    34.0%
      State and city income taxes before utilization of State NOL
         carry forwards, net of Federal income tax benefit                 624         6.5        30       1.8          45     1.2
      Effect of foreign taxable operations                                 (35)        (.4)       66       3.8         (34)    (.9)
      Valuation allowance for deferred taxes                                                                           (57)   (1.5)
      Effect of permanent differences resulting in
          Federal taxable income                                            22          .2        35       2.0
      Utilization of NOL                                                  (155)       (1.6)                           (331)   (8.9)
      Other, net                                                            78          .8       (87)     (5.0)         20      .6
                                                                        -------       ----     -----    ------     -------    ----
      Actual provision (benefit) for income taxes                      $ 3,934       40.5%     $(541)    (31.4)%   $   906    24.5%
                                                                       =======       =====     =====     ======    =======    ====

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company leases warehousing, executive and sales facilities, and transportation equipment. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 2000 are:

                                                                            Sublease
                                                        Gross                 income                Net
                                                        -----------------------(000's)----------------------

      Year ending January 31,
          2001                                          $1,640                $ 328                $1,312
          2002                                           1,385                  192                 1,193
          2003                                           1,284                  199                 1,085
          2004                                             641                   17                   624
          2005                                             643                                        643
          Thereafter                                        54                                         54
                                                        ------                -----                ------
                                                        $5,647                $ 736                $4,911
                                                        ======                =====                ======

     Rent expense on the above operating leases (including amounts leased from 345 West - Note J) for the years ended January 31, 2000, 1999 and 1998 was approximately $1,187,000, $1,631,000 and $1,624,000, respectively, net of sublease income of $984,000, $775,000 and $744,000, respectively.

     In April 1988, 345 West received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at a variable rate (8.25% at January 31, 2000). The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $382,000 and $481,000 as of January 31, 2000 and 1999, respectively. In conjunction with closing this domestic facility (described in Note E), the Company has reflected $316,000 and $400,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 2000 and 1999, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998

NOTE G (CONTINUED)

     The Company has entered into royalty agreements that provide for royalty payments from 5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $5,228,000, $4,689,000 and $3,188,000 for the years ended January 31, 2000,
     1999 and 1998, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

                      Year ending January 31,                   Amount

                          2001                                  $4,180,000
                          2002                                   3,908,000
                          2003                                   4,076,000
                          2004                                   2,537,000
                                                               -----------
                                                               $14,701,000
                                                               ===========

     The Company has an employment agreement with its chief executive officer which expires on January 31, 2003. Two years prior to the end of the agreement, it will automatically be extended for an additional year unless prior to that time, either the Company of the Chief Executive Officer provides a notice that the term should not be extended any further. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million. If, after a change in control of the Company, as defined in the agreement, the chief executive officer's employment is terminated: (i) by the Company without cause, or
     (ii) by him because of a material breach of the agreement by the Company, then the chief executive officer has the right to receive an amount equal to 2.99 times his base salary and bonus. The agreement also provides for supplemental pension payments of $50,000 per year provided that the Company achieves net income, as defined, in excess of $1,500,000.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998


NOTE H - STOCKHOLDERS' EQUITY

     Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements prohibit the payment of cash dividends without consent.

     Treasury Stock

     On December 20, 1999, the Board of Directors authorized the Company, to repurchase, or to cause the repurchase of, up to $1,000,000 worth of shares of the Company's common stock, from time to time, until September 30, 2000, in open market purchases at market prices or in privately negotiated transactions, at the discretion of the Chief Executive Officer of the Company. As of January 31, 2000, the Company purchased 118,575 shares at a total cost of $430,000.

     Stock Options

     The Company's stock plans authorize the granting of 1,630,000 options to executive and key employees and 81,500 to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended January 31, 2000, 1999 and 1998 would have been as follows:

                                                                        2000           1999             1998
                                                                       -------       --------          -----
      Net income (loss) - as reported                                  $5,780         $(1,180)         $2,799
      Net income (loss) - adjusted                                      5,390          (1,494)          2,569
      Diluted earnings (loss) per share - as reported                  $  .84         $  (.18)         $  .40
      Diluted earnings (loss) per share - adjusted                     $  .79         $  (.23)         $  .37

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE H (CONTINUED)

     The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $1.77, $2.58 and $3.19 per option, respectively.
     The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. Such compensation calculation may not be representative of the future effects of applying SFAS 123. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2000, 1999 and 1998, respectively:

                                                             2000                 1999                  1998
                                                         ----------            ----------             ------

         Expected stock price volatility                   71.1%                 61.8%                 68.9%
         Expected lives of options
            Directors and officers                          7 years               7 years               7 years
            Employees                                       6 years               6 years               6 years
         Risk-free interest rate                            6.1%                  5.4%                  6.6%
         Expected dividend yield                            0%                    0%                    0%

     Information regarding these option plans for 2000, 1999 and 1998 is as follows:

                                                2000                         1999                        1998
                                         ----------------------      -----------------------    -------------
                                                      WEIGHTED                    Weighted                     Weighted
                                                       AVERAGE                     average                      average
                                                      EXERCISE                    exercise                     exercise
                                         SHARES         PRICE       Shares          price         Shares         price
                                      ---------       -------     --------        -------        -------       --------
        Options outstanding at
          beginning of year           1,042,100        $2.86      1,133,020         $2.56        989,465        $2.15

        Exercised                       (50,000)        2.15       (211,645)         2.08        (38,565)        2.00
        Granted                         289,750         2.54        124,150          4.18        199,000         4.54
        Cancelled or forfeited           (2,050)        2.98         (3,425)         2.00        (16,880)        2.54
                                     -----------                 ----------                      --------

        Options outstanding at
          end of year                 1,279,800         2.97      1,042,100         $2.86      1,133,020         2.56
                                     ==========                   =========                    =========

        Exercisable                     817,550         2.83        789,140         $2.47        889,120         2.24
                                        =======                     =======                      =======



                                      F-24





                                    G-III Apparel Group, Ltd. and Subsidiaries

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                          January 31, 2000, 1999 and 1998



NOTE H (CONTINUED)

     The following table summarizes information about stock options outstanding:


                                                            Weighted                            Number
                                        Number out-          average         Weighted         exercisable         Weighted
                                      standing as of        remaining         average           as of              average
            Range of                    January 31,        contractual       exercise         January 31,         exercise
        exercise prices                    2000               life             price             2000               price
        ---------------               --------------      -----------       -----------     ------------          -------
          $1.625-$3.00                    889,000          5.1 years          $2.22            617,520             $2.18
          $3.01-$6.50                     390,800          7.2 years           4.67            200,030              4.82
                                         --------                                             --------
                                        1,279,800                                              817,550
                                       ==========                                             ========


     Included in the above outstanding options as of January 31, 2000, 1999, and 1998 are 25,000 options with an exercises price of $6.50 and 25,000 options with an exercise price of $5.50 for which the fair value at the date of grant was $3.75. All other options were issued at an amount equal to the fair market value at the date of grant.

NOTE I - MAJOR VENDORS AND CUSTOMERS

     For the years ended January 31, 2000, 1999 and 1998, the Company purchased 6%, 13% and 12%, respectively, of total purchases through one buying agent. The Company believes that alternative foreign leather apparel manufacturers are readily available and that the loss of any manufacturer or the buying agent would not materially adversely affect the Company's operations.

     For the years ended January 31, 2000, 1999 and 1998, one customer accounted for 24.6%, 21.6% and 17.1%, respectively, of the Company's net sales. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended January 31, 2000, 1999 and 1998, G-III leased space from 345 West (Notes E and G). Operating expenses paid by G-III to 345 West during the years ended January 31, 2000, 1999 and 1998, amounted to approximately $ 181,000, $200,000 and $229,000, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE J (CONTINUED)

     An executive of the Company owns approximately a 20% equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. In addition, an outside director of the Company owns approximately a 3% direct and 17% indirect equity interest on a fully diluted basis of Wilsons. During the years ended January 31, 2000, 1999 and 1998, Wilsons accounted for approximately $ 8,620,000, $8,183,000 and $7,121,000, respectively, of the Company's net sales. Accounts receivable from Wilsons at January 31, 2000 and 1999 were approximately $183,000 and $64,000, respectively.


NOTE K - PENSION PLANS

     The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $122,000, $150,000 and $140,000, for the years ended January 31, 2000, 1999 and 1998, respectively.

     G-III contributed approximately $65,000, $57,000 and $45,000 for the years ended January 31, 2000, 1999 and 1998, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's new assets is not available from the plan's administrator.

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998


NOTE L - SEGMENTS

     The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and nonlicensed apparel. The following information is presented for the fiscal years indicated below:

                                                      2000                       1999                      1998
                                              ------------------------   ---------------------     ----------------------
                                                                NON-                     Non-                      Non-
                                               LICENSED       LICENSED    Licensed     Licensed     Licensed     Licensed
                                               --------       --------    --------     --------     --------     --------
        Net sales                              $61,900       $87,732      $45,854     $75,790       $28,986      $91,150
        Cost of goods sold                      44,100        66,610       35,257      60,136        23,295       68,264
                                              ---------       ------       ------      ------        ------       ------

        Gross profit                            17,800        21,122       10,597      15,654         5,691       22,886

        Selling, general and
          administrative                        10,113        18,032        7,996      19,702         7,039       16,748

        Unusual or non-recurring charge                        1,200                     (463)
                                              ---------       ------       ------      ------        ------       ------

        Operating profit (loss)                  7,687         1,890        2,601      (3,585)       (1,348)       6,138

        Interest expense                           491         1,366          480       1,635           467        1,067
                                              ---------       ------       ------      ------        ------       ------
        Income (loss) before minority
          interest and income taxes              7,196           524        2,121      (5,220)       (1,815)       5,071

        Minority interest                                      1,994                    1,378                        449
                                              ---------       ------       ------      ------        ------       ------

        Income (loss) before income
          taxes                                $ 7,196        $2,518      $ 2,121     $(3,842)      $(1,815)      $5,520
                                              =========       ======      =======     =======       =======       ======

     Commission fee income was $3.6 million, $3.5 million, and $6.7 million for fiscal 2000, 1999 and 1998, respectively. This fee income is included in nonlicensed net sales and gross profit.

                                                2000                          1999                         1998
                                       -----------------------       -----------------------      ------------------------
                                                    LONG-LIVED                    Long-Lived                   Long-Lived
                                       REVENUES         ASSETS       Revenues         Assets       Revenues        Assets
                                       --------     ----------       --------         ------       --------        ------
        Geographic region
            United States               $147,001        $8,294      $118,976        $7,482        $114,584        $6,582

           Non-United States               2,631         2,003         2,668         1,476           5,552           915
                                        --------       -------      --------        ------        --------        ------

                                        $149,632       $10,297      $121,644        $8,958        $120,136        $7,497
                                       =========       =======      ========        ======        ========        =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE L (CONTINUED)

     Included in finished goods inventory at January 31, 2000, 1999 and 1998 are $5.8 million and $5.2 million, $5.2 million and $7.8 million, and $2.2 million and $11.9 million, respectively, of licensed and non-licensed inventories, respectively. All other assets are commingled.


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 2000 and 1999 are as follows:

                                                                                  Quarter ended
                                                          ----------------------------------------------------------------
                                                           April 30,         July 31,        October 31,     January 31,
                                                              1999             1999             1999             2000
                                                          ---------          -------         -----------     -----------
     January 31, 2000
        Net sales                                         $  8,470           $33,246          $74,544          $33,372

        Gross profit                                           833             9,485           20,535            8,069
        Net income (loss)                                   (3,433)            1,599            6,917              697

        Net income (loss) per common share
          Basic                                           $  (0.51)            $0.24            $1.03            $0.10
          Diluted                                            (0.51)             0.24             1.01             0.10


                                                                                   Quarter ended
                                                          ----------------------------------------------------------------
                                                           April 30,         July 31,        October 31,     January 31,
                                                              1998             1998             1998            1999
                                                          ---------          --------        ----------      -----------
     January 31, 1999
        Net sales                                         $  4,950           $35,742         $ 61,210         $ 19,742
        Gross profit                                          (298)            9,399           15,258            1,892
        Net income (loss)                                   (3,930)            1,410            4,426           (3,086)

        Net income (loss) per common share
          Basic                                             $(0.60)            $0.22            $0.68           $(0.47)
          Diluted                                            (0.60)             0.20             0.66            (0.47)


                   G-III Apparel Group, Ltd. and Subsidiaries

                         January 31, 2000, 1999 and 1998



NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Derivatives

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending December 31, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

NOTE O - COMPREHENSIVE INCOME

     As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the years ended January 31, 2000, 1999 and 1998, other comprehensive income was not material.


NOTE P - EFFECT OF INDONESIAN ECONOMY

     In December 1997, the Company ceased its plan to close the Indonesian factory (Note E). In 1998, many Asia/Pacific countries, including Indonesia, experienced an economic crisis mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis had also involved declining prices in shares listed on the Indonesian stock exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property. There were frequent riots and many businesses suffered losses. As a result, in 1998, the Company reserved $463,000 against certain assets due to the probable threat that the Indonesian government would seize the assets of the Company. In the fourth quarter of fiscal 2000, the economic situation had stabilized and the threat for loss of assets was no longer probable, as a result, the Company reversed its reserve.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



              Column A                           Column B                   Column C           Column D         Column E
              --------                          ---------                   --------          ---------        ---------
                                                                            Additions
                                                                 -----------------------
                                                                     (1)          (2)
                                                Balance at       Charged to     Charged                        Balance at
                                                 beginning        costs and     to other      Deductions         end of
             Description                         of period        expenses      accounts          (a)            period
             -----------                         ---------        --------      --------      ----------       -----------

Year ended January 31, 2000
    Deducted from asset accounts
       Allowance for doubtful accounts             $  499           $  539                       $  232          $   806
       Allowance for sales discounts                1,168            4,914                        2,996            3,086
                                                   ------           ------                       ------          -------
                                                   $1,667           $5,453                       $3,228          $ 3,892
                                                   ======           ======                       ======          =======

Year ended January 31, 1999
    Deducted from asset accounts
       Allowance for doubtful accounts              $ 685           $   23                       $  209           $  499
       Allowance for sales discounts                  562            2,146                        1,540            1,168
                                                   ------           ------                       ------           ------
                                                   $1,247           $2,169                       $1,749           $1,667
                                                   ======           ======                       ======           -=====

Year ended January 31, 1998
    Deducted from asset accounts
       Allowance for doubtful accounts             $1,894           $  177                       $1,386           $  685
       Allowance for sales discounts                  800            2,169                        2,407              562
                                                   ------           ------                       ------           ------

                                                   $2,694           $2,346                       $3,793           $1,247
                                                   ======           ======                       ======           ======



(a)   Accounts written off as uncollectible, net of recoveries.