Form 10-Q
period 2000-04-30
G III APPAREL GROUP LTD /DE/
filed 2000-06-12
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                April 30, 2000
                               ------------------------------------------

                                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -------------------------------------------

Commission File Number                       0-18183
                      -----------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                   Delaware                            41-1590959
----------------------------------------           ------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification No.)
                                                  -------------------

        512 Seventh Avenue, New York, New York                 10018
--------------------------------------------------------------------------------
        (Address of Principal Executive Office)               (Zip Code)


                                 (212) 403-0500
                        --------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 2000.

Common Stock, $.01 par value per share: 6,523,104 shares.
                                        ----------


Part I       FINANCIAL INFORMATION                                         Page No.
                                                                           --------

    Item 1. Financial Statements*

            Condensed Consolidated Balance Sheets--
                    April 30, 2000 and January 31, 2000........................3
            Condensed Consolidated Statements of Operations--
                    For the Three Months Ended
                    April 30, 2000 and 1999....................................4
            Condensed Consolidated Statements of Cash Flows--
                    For the Three Months Ended
                    April 30, 2000 and 1999....................................5

            Notes to Condensed Consolidated Financial Statements...............6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9

* The Balance Sheet at January 31, 2000 has been derived from the audited financial statements at that date. All other financial statements are unaudited.

Part II   OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..................................11

               1. Amendment  No. 4 to the Fifth  Amended and Restated
                  Loan Agreement, dated May 24, 2000, by and among G-III, the
                  Banks and Fleet Bank.


                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                       ASSETS                              APRIL 30,            JANUARY 31,
                                                                             2000                 2000
                                                                             ----                 ----
                                                                          (unaudited)

CURRENT ASSETS

    Cash and cash equivalents                                               $   620               $14,530
    Accounts receivable                                                       8,671                16,597
    Allowance for doubtful accounts and sales discounts                      (3,004)               (3,892)
    Inventories--net                                                         37,959                21,175
    Prepaid and refundable income taxes                                       1,698
    Prepaid expenses and other current assets                                 1,889                   894
                                                                            -------               -------
           Total current assets                                              47,833                49,304
PROPERTY, PLANT AND EQUIPMENT, NET                                            3,227                 3,316
DEFERRED INCOME TAXES                                                         4,676                 4,676
OTHER ASSETS                                                                  1,351                 2,305
                                                                            -------               -------
                                                                            $57,087               $59,601
                                                                            =======               =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable                                                           $ 8,491               $ 3,311
    Current maturities of obligations under capital leases                      109                   116
    Income taxes payable                                                                            2,874
    Accounts payable                                                          4,716                 5,875
    Accrued expenses                                                          4,290                 4,714
    Accrued nonrecurring charges                                              1,068                 1,259
                                                                            -------               -------
           Total current liabilities                                         18,674                18,149
OTHER LONG-TERM LIABILITIES                                                     439                   419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods

    Common stock--$.01 par value; authorized,
      20,000,000 shares; 6,767,921 shares issued
      at April 30, 2000 and January 31, 2000                                     68                    68
    Additional paid-in capital                                               24,874                24,874
    Retained earnings                                                        14,002                16,521
                                                                            -------               -------
                                                                             38,944                41,463
    Less common stock held in treasury--244,817 shares at April
        30, 2000 and 118,575 shares at January 31, 2000, at cost               (970)                 (430)
                                                                            --------              --------
                                                                             37,974                41,033
                                                                            -------               -------
                                                                            $57,087               $59,601
                                                                            =======               =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                   THREE MONTHS ENDED APRIL 30,
                                                                   ---------------------------
                                                                          (Unaudited)

                                                                  2000                     1999
                                                                  ----                     ----

Net sales                                                      $10,578                  $ 8,470
Cost of goods sold                                               8,398                    7,637
                                                               -------                  -------

         Gross profit                                            2,180                      833

Selling, general and administrative expenses                     6,302                    6,887
                                                               -------                  -------
         Operating loss                                         (4,122)                  (6,054)

Interest and financing charges, net                                 85                       98
                                                               -------                  -------

         Loss before minority interest
           and income taxes                                     (4,207)                  (6,152)

Minority interest in loss of joint venture                           9                      431
                                                               -------                  -------

         Loss before income taxes                               (4,198)                  (5,721)

Income tax benefit                                              (1,679)                  (2,288)
                                                               --------                 -------

         Net loss                                              $(2,519)                 $(3,433)
                                                               =======                  =======



LOSS PER COMMON SHARE:

    Basic and Diluted;

        Net loss per common share                              $ (0.38)                 $ (0.51)
                                                               =======                  =======

    Weighted average number of shares outstanding            6,614,379                6,717,921
                                                             =========                =========


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                            THREE MONTHS ENDED APRIL 30,
                                                                            ----------------------------
                                                                                    (Unaudited)
                                                                           2000                       1999

                                                                           ----                       ----
Cash flows from operating activities:

    Net loss                                                               $(2,519)                 $(3,433)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities

        Depreciation and amortization                                          193                      345
        Minority Interest                                                       (9)                    (431)
        Changes in operating assets and liabilities:
           Accounts receivable                                               7,038                    4,644
           Inventories                                                     (16,784)                  (6,926)
           Prepaid income taxes                                             (4,572)                  (1,976)
           Prepaid expenses and other current assets                          (995)                    (554)
           Other assets                                                        (49)                      33
           Accounts payable and accrued expenses                            (1,583)                   1,244
           Accrued nonrecurring charge                                        (205)                     (21)
           Other long-term liabilities                                          50
                                                                           -------                  -------
        Net cash used in operating activities                              (19,435)                  (7,075)
                                                                           -------                  -------

Cash flows from investing activities:
    Capital expenditures                                                      (120)                    (148)
    Capital dispositions                                                        16
                                                                           -------                  -------
        Net cash used in investing activities                                 (104)                    (148)
                                                                           -------                  -------

Cash flows from financing activities:
    Increase in notes payable, net                                           5,180                       26
    Payments for capital lease obligations                                     (23)                     (89)
    Investment in joint venture by Minority Partner                          1,012                      500
    Purchase of common stock for Treasury                                     (540)
                                                                           -------                  -------
        Net cash from financing activities                                   5,629                      437
                                                                           -------                  -------

        NET DECREASE IN CASH
          AND CASH EQUIVALENTS                                             (13,910)                  (6,786)

Cash and cash equivalents at beginning of period                            14,530                    7,241
                                                                           -------                  -------
Cash and cash equivalents at end of period                                 $   620                  $   455
                                                                           =======                  =======
Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                            $   150                  $    91
       Income taxes                                                          2,865                     (286)


The accompanying notes are an integral part of these statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--General Discussion

The results for the three month period ended April 30, 2000 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 2000.

Certain reclassifications have been made to conform to the fiscal 2001 presentation.

Note 2--Inventories

        Inventories consist of:

                                                   APRIL 30,          January 31,
                                                      2000               2000
                                                   ---------          ----------
                                                          (in thousands)
       Finished products                           $15,107             $10,990
       Work-in-process                               5,857                 326
       Raw materials                                16,995               9,859
                                                   -------             -------
                                                   $37,959             $21,175
                                                   =======             =======


Note 3--Net Loss Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

Note 4--Notes Payable

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $72 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $52 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $7.0 million outstanding at April 30, 2000 and no loan balance outstanding at January 31, 2000 under this agreement.

Notes payable also includes foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million with an Indonesian bank as of April 30, 2000 and January 31, 1999.

In November 1999, the Company and Black Entertainment Television decided to discontinue their BET Design Studio joint venture. BET Design Studio had an asset-based credit facility with The CIT Group. Direct borrowings bore interest at the prevailing prime rate plus 50 basis points. To support the requirement for overadvances which occurred when the available collateral was not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners opened standby letters of credit in the amount of $750,000 under which The CIT Group was the beneficiary. The loan ($1.2 million at January 31, 2000) was paid off in its entirety on February 16, 2000 by drawing down both partners' standby letters of credit (See Note 5).

Note 5--Nonrecurring Charges

In November 1999, the Company formulated a plan to cease operations of the BET joint venture. The joint venture generated approximately $2.4 million and $884,000 in revenues for the years ended January 31, 2000 and 1999, respectively. The Company incurred losses from the joint venture of approximately $2 million, $1.4 million, and $450,000 for the years ended January 31, 2000, 1999, 1998, respectively. In connection with the plan, the Company charged $1.6 million to unusual and non-recurring charges, consisting of $1.1 million in asset writedowns and $500,000 relating to the provision for closing costs and various accrued expenses. The remaining nonrecurring balance ($303,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $213,000 and $227,000 of nonrecurring charges at April 30, 2000 and January 31, 2000, respectively.

The status of the provision at the end of the period was:


                                               Balance                 2000                BALANCE
                                          January 31, 2000           Activity           APRIL 30, 2000
                                          ----------------           --------           --------------
                                                                  (in thousands)
Domestic operating lease obligation            $  316                 $ (13)                $  303
Dissolution of BET Design Studio                1,170                  (192)                   978
                                               ------                 ------                ------
                                               $1,486                 $(205)                $1,281
                                               ======                 ======                ======

Note 6--Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the three month periods ended April 30, 2000 and 1999, other comprehensive income was not material.

Note 7--Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:


                                                                   THREE MONTHS ENDED APRIL 30,
                                                                   -----------------------------
                                                              2000                                 1999
                                                              ----                                 ----
                                                                       NON-                                 Non-
                                                  LICENSED           LICENSED             Licensed       Licensed
                                                  --------           --------             --------       --------
        Net sales                                 $ 6,680             $ 3,898              $ 4,907        $ 3,563
        Cost of goods sold                          5,051               3,347                4,200          3,437
                                                  -------             -------              -------        -------

        Gross profit                                1,629                 551                  707            126

        Selling, general and
          administrative                            3,036               3,266                2,177          4,710
                                                  -------             -------              -------        -------

        Operating loss                             (1,407)             (2,715)              (1,470)        (4,584)

        Interest expense (income)                     (27)                112                  (25)           123
                                                  -------             -------              -------        -------

        Loss before minority
          interest and income taxes                (1,380)             (2,827)              (1,445)        (4,707)

        Minority interest                                                   9                                 431
                                                  -------             -------              -------        -------
        Loss before income taxes                  $(1,380)            $(2,818)             $(1,445)       $(4,276)
                                                  =======             =======              =======        =======

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

RESULTS OF OPERATIONS

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during the Company's fiscal year. Net sales for the three months ended April 30, 2000 were $10.6 million compared to $8.5 million for the same period last year. The increase in net sales during the quarter was primarily attributable to a $1.8 million increase in sales of licensed merchandise.

Gross profit was $2.2 million, or 20.6% of net sales, for the three month period ended April 30, 2000 compared to $833,000, or 9.8% of net sales, for the same period last year. Gross profit as a percentage of net sales increased due to increased sales of higher margin licensed merchandise and improved margins on shipments of both licensed and non-licensed merchandise.

Selling, general and administrative expenses were $6.3 million for the three month period ended April 30, 2000 compared to $6.9 million for the same period last year. Last year's period included $1.1 million of expenses relating to the BET Design Studio joint venture that was discontinued in November 1999. Excluding the BET Design Studio expenses, the Company's selling, general and administrative expenses increased approximately $500,000 over the prior year, primarily as a result of higher personnel expenses.

Interest expense and finance charges for the three month period ended April 30, 2000 were $85,000 compared to $98,000 for the comparable period last year.

Income tax benefit of $1.7 million reflects an effective tax rate of 40% for the three months ended April 30, 2000 compared to an income tax benefit of $2.3 million which reflected the same effective tax rate in the comparable period last year.

As a result of the foregoing for the three months ended April 30, 2000, the Company had a net loss of $2.5 million, or $0.38 per share, compared to a net loss of $3.4 million, or $0.51 share, for the comparable period last year.

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

Direct borrowings bear interest at the agent's prime rate (9.5% as of June 1, 2000) or LIBOR plus 250 basis points (9.11% at June 1, 2000) at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of April 30, 2000, direct borrowings were $7.0 million and contingent liability under open letters of credit approximated $21.8 million. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

In November 1999, the Company and Black Entertainment Television ("BET") decided to discontinue their BET Design Studio joint venture. The joint venture was started in February 1997 to provide a BET-branded clothing and accessory line. As of April 30, 2000, BET and the Company had each contributed $3.8 million to this joint venture.

BET Design Studio had an asset-based credit facility with The CIT Group. Direct borrowings bore interest at the prevailing prime rate plus 50 basis points (10.0% at April 1, 2000). To support the requirement for overadvances which occurred when the available collateral was not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners opened standby letters of credit in the amount of $750,000 under which The CIT Group was the beneficiary. The loan was paid off in its entirety on February 16, 2000 by drawing down both partners' standby letters of credit.

BET advanced $600,000 to BET Design Studio under a lending agreement. Borrowings under this agreement bore interest at 12.0% during the first twelve months of the agreement and 14% thereafter. The loan was paid off in its entirety on March 9, 2000.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million as of April 30, 2000 and January 31, 2000.

On December 20, 1999, the Board of Directors authorized the Company to repurchase up to $1,000,000 worth of shares of the Company's common stock, from time to time, until September 30, 2000, in open market purchases at market prices or in privately negotiated transactions, at the discretion of the Chief Executive Officer of the Company. As of April 30, 2000, the Company had purchased 244,817 of its shares at a total cost of $970,000 and concluded its buyback program.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Derivatives

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS NO. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS NO. 137, is effective with the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          1. Amendment No. 4 to the Fifth Amended and Restated Loan Agreement, dated May 24, 2000, by and among G-III, the Banks and Fleet Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                G-III APPAREL GROUP, LTD.
                                                      (Registrant)

Date:    June 12, 2000                          By: /s/ Morris Goldfarb
                                                    -------------------
                                                    Morris Goldfarb
                                                    Chief Executive Officer

Date:    June 12, 2000                          By: /s/ Wayne S. Miller
                                                    -------------------
                                                    Wayne S. Miller
                                                    Chief Financial Officer