Form 10-Q
period 2000-07-31
G III APPAREL GROUP LTD /DE/
filed 2000-09-13
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                July 31, 2000
                               -----------------------------------------

                                       OR

[       ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________________

Commission File Number               0-18183
                      -----------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

         Delaware                                             41-1590959
----------------------------------------                  ------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


        512 Seventh Avenue, New York, New York                 10018
  --------------------------------------------------------------------------
       (Address of Principal Executive Office)               (Zip Code)

                                 (212) 403-0500
                  -------------------------------------------
              (Registrant's telephone number, including area code)


                  -------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
    ----------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2000.

Common Stock, $.01 par value per share: 6,535,354 shares.
                                       ----------


Part I          FINANCIAL INFORMATION                                              Page No.
    Item 1.   Financial Statements*

                Condensed Consolidated Balance Sheets -
                        July 31, 2000 and January 31, 2000.............................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        July 31, 2000 and 1999.........................................4

                Condensed Consolidated Statements of Operations -
                        For the Six Months Ended
                        July 31, 2000 and 1999.........................................5

                Condensed Consolidated Statements of Cash Flows -
                        For the Six Months Ended
                        July 31, 2000 and 1999.........................................6

                Notes to Condensed Consolidated Financial Statements...................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................................................10


* The Balance Sheet at January 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II         OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Stockholders.......................13

    Item 6.     Exhibits and Reports on Form 8-K......................................13

                (a) Exhibits

                    1.   Amendment No. 5 to the Fifth Amended and Restated Loan
                         Agreement, dated as of July 14, 2000, by and among G-III, the Banks and Fleet Bank.

                (b) Report on Form 8-K................................................13


                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)




                                       ASSETS                                             JULY 31,         JANUARY 31,
                                                                                            2000              2000
                                                                                            ----              ----
                                                                                         (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                            $   1,231         $  14,530
    Accounts receivable                                                                     40,395            16,597
    Allowance for doubtful accounts and sales discounts                                     (4,188)           (3,892)
    Inventories - net                                                                       53,019            21,175
    Prepaid expenses and other current assets                                                3,189               894
                                                                                         ---------         ---------
           Total current assets                                                             93,646            49,304

PROPERTY, PLANT AND EQUIPMENT, NET                                                           3,310             3,316

DEFERRED INCOME TAXES                                                                        4,676             4,676

OTHER ASSETS                                                                                 1,509             2,305
                                                                                         ---------         ---------
                                                                                         $ 103,141         $  59,601
                                                                                         =========         =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                        $  46,367         $   3,311
    Current maturities of obligations under capital leases                                     102               116
    Income taxes payable                                                                       323             2,874
    Accounts payable                                                                         7,781             5,875
    Accrued expenses                                                                         5,666             4,714
    Accrued nonrecurring charges                                                             1,063             1,259
                                                                                         ---------         ---------
           Total current liabilities                                                        61,302            18,149

OTHER LONG-TERM LIABILITIES                                                                    390               419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares; 6,780,171 and
        6,767,921 shares issued at July 31, 2000 and January 31, 2000, respectively             68                68
    Additional paid-in capital                                                              24,902            24,874
    Retained earnings                                                                       17,449            16,521
                                                                                         ---------         ---------
                                                                                            42,419            41,463
    Less common stock held in treasury - 244,817 shares at July 31, 2000 and
        118,575 shares at January 31, 2000, at cost                                           (970)             (430)
                                                                                         ---------         ---------
                                                                                            41,449            41,033
                                                                                         ---------         ---------
                                                                                         $ 103,141         $  59,601
                                                                                         =========         =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                THREE MONTHS ENDED JULY 31,
                                                                ---------------------------
                                                                      (Unaudited)

                                                                 2000              1999
                                                                 ----              ----

Net sales                                                       $47,385           $33,246

Cost of goods sold                                               33,587            23,761
                                                                -------           -------

         Gross profit                                            13,798             9,485

Selling, general and administrative expenses                      7,280             6,772
                                                                -------           -------

         Operating income                                         6,518             2,713

Interest and financing charges, net                                 787               430
                                                                -------           -------

         Income before minority interest                          5,731             2,283
           and income taxes

Minority interest in loss of joint venture                                            382
                                                                -------           -------

         Income before income taxes                               5,731             2,665

Income tax expense                                                2,284             1,066
                                                                -------           -------

         Net income                                             $ 3,447           $ 1,599
                                                                =======           =======


INCOME PER COMMON SHARE:

    Basic:

        Net income per common share                             $  0.53           $  0.24
                                                                =======           =======

        Weighted average number of shares outstanding         6,524,360         6,717,921
                                                              =========         =========

    Diluted:

        Net income per common share                             $  0.49           $  0.24
                                                                =======           =======

        Weighted average number of shares outstanding         7,048,484         6,786,911
                                                              =========         =========



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                    SIX MONTHS ENDED JULY 31,
                                                                    -------------------------
                                                                         (Unaudited)

                                                                   2000               1999
                                                                   ----               ----

Net sales                                                        $57,963            $41,716

Cost of goods sold                                                41,985             31,398
                                                                 -------            -------

         Gross profit                                             15,978             10,318

Selling, general and administrative expenses                      13,582             13,659
                                                                 -------            -------

         Operating income (loss)                                   2,396             (3,341)

Interest and financing charges, net                                  872                528
                                                                 -------            -------

         Income (loss) before minority interest                    1,524             (3,869)
           and income taxes

Minority interest in loss of joint venture                             9                813
                                                                 -------            -------

         Income (loss) before income taxes                         1,533             (3,056)

Income tax expense (benefit)                                         605             (1,222)
                                                                 -------            -------

         Net income (loss)                                       $   928            $(1,834)
                                                                 =======            =======


INCOME (LOSS) PER COMMON SHARE:

    Basic:

        Net income (loss) per common share                       $  0.14            $ (0.27)
                                                                 =======            =======

        Weighted average number of shares outstanding          6,569,370          6,717,921
                                                               =========          =========

    Diluted:

        Net income (loss) per common share                       $  0.13            $ (0.27)
                                                                 =======            =======

        Weighted average number of shares outstanding          7,033,839          6,717,921
                                                              ==========          =========



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                            SIX MONTHS ENDED JULY 31,
                                                            -------------------------
                                                                    (Unaudited)
                                                                    -----------
                                                               2000             1999
                                                           ------------       --------

Cash flows from operating activities
    Net income (loss)                                       $    928         $ (1,834)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities
        Depreciation and amortization                            433              710
        Minority interest                                         (9)            (813)
        Changes in operating assets and liabilities:
           Accounts receivable                               (23,502)         (15,611)
           Inventories                                       (31,844)         (18,708)
           Income taxes                                       (2,551)            (911)
           Prepaid expenses and other current assets          (2,295)          (1,492)
           Other assets                                         (207)              11
           Accounts payable and accrued expenses               2,858            6,644
           Accrued nonrecurring charge                          (235)             (41)
           Other long term liabilities                            50
                                                            --------         --------

         Net cash used in operating activities               (56,374)         (32,045)
                                                            --------         --------

Cash flows from investing activities
    Capital expenditures                                        (444)            (281)
    Capital dispositions                                          17
                                                            --------         --------
         Net cash used in investing activities                  (427)            (281)
                                                            --------         --------

Cash flows from financing activities
    Increase in notes payable, net                            43,056           26,242
    Payments for capital lease obligations                       (54)            (119)
    Investment in joint venture by minority partner            1,012              750
    Purchase of common stock for Treasury                       (540)
    Proceeds from exercise of stock options                       28
                                                            --------         --------

       Net cash from financing activities                     43,502           26,873
                                                            --------         --------

       Net decrease in cash and cash equivalents             (13,299)          (5,453)

Cash and cash equivalents at beginning of period              14,530            7,241
                                                            --------         --------

Cash and cash equivalents at end of period                  $  1,231         $  1,788
                                                            ========         ========

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                             $    422         $    591
       Income taxes                                         $  3,105         $   (290)



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the six-month period ended July 31, 2000 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 2000.

Certain reclassifications have been made to conform to the fiscal 2001 presentation.

Note 2 - Inventories

        Inventories consist of:


                                                                     JULY  31,           January 31,
                                                                        2000                 2000
                                                                   --------------       ---------
                                                                            (in thousands)

       Finished products                                             $  29,299            $ 10,990
       Work-in-process                                                   5,320                 326
       Raw materials                                                    18,400               9,859
                                                                       -------             -------

                                                                     $  53,019            $ 21,175
                                                                       =======             =======


Note 3 - Net Income (Loss) Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $72 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $52 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $44.9 million outstanding at July 31, 2000 and no loan balance outstanding at January 31, 2000 under this agreement.

Notes payable also includes borrowings by PT Balihides, the Company's Indonesian subsidiary, under a credit facility with an Indonesian bank. Notes payable of approximately $1.5 million as of July 31, 2000 and January 31, 2000 represent maximum borrowings under this facility.

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

Note 5 - Nonrecurring Charges

In November 1999, the Company formulated a plan to cease operations of the BET Design Studio joint venture. The joint venture generated revenues of approximately $2.4 million and $884,000 in the years ended January 31, 2000 and 1999, respectively. The Company incurred losses from the joint venture of approximately $2.0 million, $1.4 million, and $450,000 for the years ended January 31, 2000, 1999, 1998, respectively. In connection with the plan, the Company recorded $1.6 million of unusual and non-recurring charges, consisting of $1.1 million in asset writedowns and $500,000 relating to a provision for closing costs and various accrued expenses. The remaining nonrecurring balance ($281,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $188,000 and $227,000 of nonrecurring charges at July 31, 2000 and January 31, 2000, respectively.

The status of the provision at the end of the period was:

                                                          Balance                 2000                BALANCE
                                                     January 31, 2000           Activity           JULY 31, 2000
                                                     ----------------           --------           -------------
                                                                             (in thousands)

Domestic operating lease obligation                      $   316                $   (35)                $    281
Dissolution of BET Design Studio                           1,170                   (200)                     970
                                                           -----                  -----                   ------
                                                          $1,486                 $ (235)                  $1,251
                                                           =====                  =====                    =====


Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the six-month periods ended July 31, 2000 and 1999, other comprehensive income was not material.

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:


                                                                             THREE MONTHS ENDED JULY 31,
                                                                             ---------------------------
                                                                      2000                                1999
                                                                      ----                                ----
                                                                                NON-                                Non-
                                                            LICENSED          LICENSED          Licensed          Licensed
                                                           --------           --------          --------          --------
       Net sales                                            $ 16,738         $ 30,647          $ 14,480          $ 18,766
       Cost of goods sold                                     12,024           21,563            10,128            13,633
                                                             -------          -------           -------          --------
       Gross profit                                            4,714            9,084             4,352             5,133
       Selling, general and administrative                     3,422            3,858             2,354             4,418
                                                             -------          -------           -------          --------
       Operating income                                        1,292            5,226             1,998               715
       Interest expense                                          317              470                82               348
                                                             -------          -------           -------          --------
       Income before minority
         interest and income taxes                               975            4,756             1,916               367
       Minority interest                                                                                              382
                                                             -------          -------           -------          --------
       Income before income taxes                           $    975         $  4,756          $  1,916          $    749
                                                             =======          =======           =======          ========




                                                                             SIX MONTHS ENDED JULY 31,
                                                                             -------------------------
                                                                      2000                                1999
                                                                      ----                                ----
                                                                                NON-                                Non-
                                                            LICENSED          LICENSED          Licensed          Licensed
                                                           --------           --------          --------          --------

       Net sales                                            $ 23,418        $  34,545          $ 19,387          $ 22,329
       Cost of goods sold                                     17,075           24,910            14,328            17,070
                                                             -------         --------           -------          --------
       Gross profit                                            6,343            9,635             5,059             5,259
       Selling, general and administrative                     6,458            7,124             4,531             9,128
                                                             -------         --------           -------          --------
       Operating income (loss)                                  (115)           2,511               528            (3,869)
       Interest expense                                          290              582                57               471
                                                             -------         --------           -------          --------
       Income (loss) before minority
         interest and income taxes                              (405)           1,929               471            (4,340)
       Minority interest                                                            9                                 813
                                                             -------         --------           -------          --------
       Income (loss) before income taxes                    $   (405)       $   1,938          $    471          $ (3,527)
                                                             =======         ========           =======          ========


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

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 2000 were $47.4 million compared to $33.2 million for the same period last year. The increase in net sales during the quarter was primarily attributable to an increase in sales of non-licensed apparel ($11.9 million), as well as an increase in sales of licensed apparel ($2.3 million). Net sales for the six months ended July 31, 2000 were $58.0 million compared to $41.7 million for the same period in the prior year. The increase in net sales in the six month period was also primarily attributable to an increase in sales of non-licensed apparel ($12.2 million), as well as an increase in sales of licensed apparel ($4.0 million).

Gross profit was $13.8 million, or 29.1% of net sales, for the three months ended July 31, 2000 compared to $9.5 million, or 28.5% of net sales, for the same period last year. Gross profit was $16.0 million, or 27.6% of net sales, for the six months ended July 31, 2000 compared to $10.3 million, or 24.7% of net sales, for the same period last year. As a percentage of net sales, gross profit for the three and six month-periods ended July 31, 2000 increased primarily due to sales of higher margin products in the non-licensed apparel segment and higher commission fee income which is included in the non-licensed apparel segment.

Selling, general and administrative expenses for the three months ended July 31, 2000 were $7.3 million compared to $6.8 million in the three months ended July 31, 1999. Selling, general and administrative expenses for the six months ended July 31, 2000 were $13.6 million compared to $13.7 million for the same period last year. Last year's six-month period included $1.7 million of expenses relating to the BET Design Studio joint venture that was discontinued in November 1999. Excluding the BET Design Studio expenses, the Company's selling, general and administrative expenses increased approximately $1.6 million over the prior year. This increase is primarily a result of expenses relating to the start-up of the Cole Haan, Caterpillar, and Jones New York Men's divisions, which caused increased expenses in the licensed apparel segment. In addition, personnel expenses increased over the prior year. Excluding the BET Design Studio expenses in the prior year, selling, general and administrative expenses were 23.4% of net sales in the six months ended July 31, 2000 compared to 28.7% in the same period in the prior year.

Interest expense and finance charges for the three months ended July 31, 2000 were $787,000 compared to $430,000 in the same period last year. Interest expense and finance charges for the six months ended July 31, 2000 were $872,000 compared to $528,000 in the same period last year. The increase in interest expense resulted primarily from increased inventory investments, because orders for fall merchandise deliveries are at a higher level than in the prior year. Interest expense also increased due to higher interest rates.

Income tax expense of $2.3 million reflect an effective tax rate of 40% for the three months ended July 31, 2000 compared to income taxes of $1.1 million (same effective tax rate) in the comparable period in the prior year. Income tax expense of $605,000 for the six months ended July 31, 2000 also reflects an effective tax rate of 40%, compared to an income tax benefit of $1.2 million (same effective tax rate) in the same period last year.

For the three months ended July 31, 2000, the Company had net income of $3.4 million, or $.49 per diluted share, compared to net income of $1.6 million, or $.24 per diluted share, for the comparable period in the prior year. Net income per share increased as the result of the foregoing factors. For the six months ended July 31, 2000, the Company had net income of $928,000, or $.13 income per diluted share, compared to a net loss of $1.8 million, or $.27 loss per diluted share, for the same period in the prior year.

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

Direct borrowings bear interest at the agent's prime rate (9.5% as of September 1, 2000) or LIBOR plus 225 basis points (8.92% at September 1, 2000) at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of July 31, 2000, direct borrowings were $44.9 million and contingent liability under open letters of credit approximated $19.3 million. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. Notes payable of approximately $1.5 million as of July 31, 2000 and January 31, 2000 represent maximum borrowings under this facility.

In November 1999, the Company and Black Entertainment Television ("BET") decided to discontinue their BET Design Studio joint venture. The joint venture was started in February 1997 to provide a BET-branded clothing and accessory line. As of July 31, 2000, BET and the Company had each contributed $3.8 million to this joint venture.

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

BET advanced $600,000 to BET Design Studio under a lending agreement. Borrowings under this agreement bore interest at 12% during the first twelve months of the agreement and 14% thereafter. The loan was paid off in its entirety on March 9, 2000.

On December 20, 1999, the Board of Directors authorized the Company to repurchase up to $1,000,000 worth of the Company's common stock, from time to time, until September 30, 2000, in open market purchases at market prices or in privately negotiated transactions, at the discretion of the Chief Executive Officer of the Company. The Company purchased 244,817 shares of its common stock at a total cost of $970,000. The Company concluded its buyback program in April 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           (a) The Company's Annual Meeting of Stockholders was held on June 13, 2000 (the "Annual Meeting").

           (b) The following matters were voted on and approved by the Company's stockholders at the Annual Meeting:

                (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):




                   ============================================================================================
                               NOMINEE                  VOTES FOR             WITHHELD AUTHORITY TO VOTE
                   --------------------------------------------------------------------------------------------
                   Morris Goldfarb                      5,740,608                      493,579
                   --------------------------------------------------------------------------------------------
                   Aron Goldfarb                        5,740,608                      493,579
                   --------------------------------------------------------------------------------------------
                   Lyle Berman                          5,740,608                      493,579
                   --------------------------------------------------------------------------------------------
                   Thomas J. Brosig                     5,740,508                      493,679
                   --------------------------------------------------------------------------------------------
                   Alan Feller                          5,740,608                      493,579
                   --------------------------------------------------------------------------------------------
                   Carl Katz                            5,740,028                      494,159
                   --------------------------------------------------------------------------------------------
                   Willem van Bokhorst                  5,740,508                      493,679
                   --------------------------------------------------------------------------------------------
                   Sigmund Weiss                        5,740,403                      493,784
                   --------------------------------------------------------------------------------------------
                   George J. Winchell                   5,740,508                      493,679
                   ============================================================================================


                (ii) The adoption of the G-III Apparel Group, Ltd. 2000 Stock
                     Option Plan for Non-Employee Directors. The Company's stockholders voted as follows:

                            FOR:                                5,329,162
                            AGAINST:                              885,375
                            ABSTENTIONS:                           19,650
                            BROKER NON-VOTES:                           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)   EXHIBITS

                1. Amendment No. 5 to the Fifth Amended and Restated Loan Agreement, dated as of July 14, 2000, by and among G-III, the Banks and Fleet Bank.

          (B)   REPORT ON FORM 8-K

                On July 20, 2000, the Registrant filed a Report on Form 8-K reporting a change in certifying accountant under Item 4.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 G-III APPAREL GROUP, LTD.
                                                         (Registrant)



Date:    September 13, 2000                      By: /s/ Morris Goldfarb
                                                     -------------------
                                                     Morris Goldfarb
                                                     Chief Executive Officer



Date:    September 13, 2000                      By: /s/ Wayne S. Miller
                                                     -------------------
                                                     Wayne S. Miller
                                                     Chief Financial Officer