Form 10-Q
period 2000-10-31
G III APPAREL GROUP LTD /DE/
filed 2000-12-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              October 31, 2000
                               --------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ------------------- ----------------------

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

           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No
     ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2000.

Common Stock, $.01 par value per share: 6,553,704 shares.

Part I          FINANCIAL INFORMATION

                                                                               Page No.
    Item 1. Financial Statements*

              Condensed Consolidated Balance Sheets -
                  October 31, 2000 and January 31, 2000............................3

              Condensed Consolidated Statements of Operations -
                  For the Three Months Ended
                  October 31, 2000 and 1999........................................4

              Condensed Consolidated Statements of Operations -
                  For the Nine Months Ended
                  October 31, 2000 and 1999........................................5

              Condensed Consolidated Statements of Cash Flows -
                  For the Nine Months Ended
                  October 31, 2000 and 1999........................................6

              Notes to Condensed Consolidated Financial Statements.................7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations..........................................................10

* The Balance Sheet at January 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                      ASSETS                                   OCTOBER 31,            JANUARY 31,
                                                                                  2000                  2000
                                                                                  ----                  ----
                                                                              (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    594               $14,530
    Accounts receivable                                                           64,088                16,597
    Allowance for doubtful accounts and sales discounts                           (6,652)               (3,892)
    Inventories - net                                                             35,059                21,175
    Prepaid expenses and other current assets                                      4,660                   894
                                                                                --------               -------
           Total current assets                                                   97,749                49,304
PROPERTY, PLANT AND EQUIPMENT, NET                                                 3,212                 3,316
DEFERRED INCOME TAXES                                                              4,676                 4,676
OTHER ASSETS                                                                       1,577                 2,305
                                                                                --------               -------
                                                                                $107,214               $59,601
                                                                                ========               =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                               $ 28,089               $ 3,311
    Current maturities of obligations under capital leases                            88                   116
    Income taxes payable                                                           6,460                 2,874
    Accounts payable                                                              13,514                 5,875
    Accrued expenses                                                               6,812                 4,714
    Accrued nonrecurring charges                                                     956                 1,259
                                                                                --------               -------
           Total current liabilities                                              55,919                18,149

OTHER LONG-TERM LIABILITIES                                                          334                   419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares;
       6,798,521 and 6,767,921 shares issued at October 31, 2000
       and January 31, 2000, respectively                                             68                    68
    Additional paid-in capital                                                    24,946                24,874
    Retained earnings                                                             26,917                16,521
                                                                                --------               -------
                                                                                  51,931                41,463
    Less common stock held in treasury - 244,817 shares at October
       31, 2000 and 118,575 shares at January 31, 2000,
       at cost                                                                      (970)                 (430)
                                                                                --------               -------
                                                                                  50,961                41,033
                                                                                --------               -------
                                                                                $107,214               $59,601
                                                                                ========               =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                               THREE MONTHS ENDED OCTOBER 31,
                                                               ------------------------------
                                                                          (Unaudited)

                                                                2000                   1999
                                                                -----                  ----
Net sales                                                   $  87,955              $  74,544

Cost of goods sold                                             62,647                 54,009
                                                            ---------              ---------

         Gross profit                                          25,308                 20,535

Selling, general and administrative expenses                    8,208                  7,861

Unusual or non-recurring charge                                                        1,500
                                                            ---------              ---------

         Operating income                                      17,100                 11,174

Interest and financing charges, net                             1,315                    954
                                                            ---------              ---------

         Income before minority interest                       15,785                 10,220
           and income taxes

Minority interest in loss of joint venture                                             1,303
                                                            ---------              ---------

         Income before income taxes                            15,785                 11,523

Income tax expense                                              6,317                  4,606
                                                            ---------              ---------

         Net income                                         $   9,468              $   6,917
                                                            =========              =========


INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                         $    1.45              $    1.03
                                                            =========              =========

        Weighted average number of shares outstanding       6,543,102              6,717,921
                                                            =========              =========

    Diluted:
    -------

        Net income per common share                         $    1.31              $    1.01
                                                            =========              =========

        Weighted average number of shares outstanding       7,218,711              6,867,529
                                                            =========              =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                               NINE MONTHS ENDED OCTOBER 31,
                                                               -----------------------------
                                                                        (Unaudited)

                                                                    2000           1999
                                                                    ----           ----
Net sales                                                         $ 145,918     $ 116,260

Cost of goods sold                                                  104,632        85,407
                                                                  ---------     ---------

         Gross profit                                                41,286        30,853

Selling, general and administrative expenses                         21,790        21,520

Unusual or non-recurring charge                                                     1,500
                                                                  ---------     ---------

         Operating income                                            19,496         7,833

Interest and financing charges, net                                   2,187         1,482
                                                                  ---------     ---------

         Income before minority interest                             17,309         6,351
           and income taxes

Minority interest in loss of joint venture                                9         2,116
                                                                  ---------     ---------

         Income before income taxes                                  17,318         8,467

Income tax expense                                                    6,922         3,384
                                                                  ---------     ---------

         Net income                                               $  10,396     $   5,083
                                                                  =========     =========


INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                               $    1.58     $    0.76
                                                                  =========     =========

        Weighted average number of shares outstanding             6,560,483     6,717,921
                                                                  =========     =========

    Diluted:
    -------

        Net income per common share                               $    1.47     $    0.75
                                                                  =========     =========

        Weighted average number of shares outstanding             7,095,332     6,806,789
                                                                  =========     =========



The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                    NINE MONTHS ENDED OCTOBER 31,
                                                                            (Unaudited)
                                                                      2000                1999
                                                                    -------              ------
Cash flows from operating activities
    Net income                                                     $ 10,396             $  5,083
    Adjustments to reconcile net income to
      net cash used in operating activities
        Depreciation and amortization                                   765                1,054
        Minority interest                                                (9)              (2,116)
        Changes in operating assets and liabilities:
           Accounts receivable                                      (44,731)             (41,107)
           Inventories                                              (13,884)              (9,132)
           Income taxes                                               3,586                3,691
           Prepaid expenses and other current assets                 (3,766)                (547)
           Other assets                                                (275)                 (42)
           Accounts payable and accrued expenses                      9,737                9,437
           Accrued nonrecurring charge                                 (374)               1,838
           Other long term liabilities                                   50
                                                                   --------             --------
         Net cash used in operating activities                      (38,505)             (31,841)
                                                                   --------             --------

Cash flows from investing activities
    Capital expenditures                                               (682)                (443)
     Capital dispositions                                                21
                                                                   --------             --------
         Net cash used in investing activities                         (661)                (443)
                                                                   --------             --------

Cash flows from financing activities
    Increase in notes payable, net                                   24,778               24,670
    Payments for capital lease obligations                              (92)                (150)
    Investment in joint venture by minority partner                   1,012                1,000
    Purchase of common stock for Treasury                              (540)
    Proceeds from exercise of stock options                              72
                                                                   --------             --------
         Net cash from financing activities                          25,230               25,520
                                                                   --------             --------

       Net decrease in cash and cash equivalents                    (13,936)              (6,764)

Cash and cash equivalents at beginning of period                     14,530                7,241
                                                                   --------             --------

Cash and cash equivalents at end of period                         $    594             $    477
                                                                   ========             ========

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for
       Interest                                                    $  1,897             $  1,229
       Income taxes                                                   3,265                 (276)



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the nine-month period ended October 31, 2000 are not necessarily indicative of the results expected for the entire fiscal year. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Certain reclassifications have been made to conform to the fiscal 2001 presentation.

Note 2 - Inventories

        Inventories consist of:


                                                         OCTOBER  31,        January 31,
                                                            2000                 2000
                                                         ------------        -----------
                                                                 (in thousands)

       Finished products                                   $20,359             $10,990
       Work-in-process                                       4,378                 326
       Raw materials                                        10,322               9,859
                                                           -------             -------

                                                           $35,059             $21,175
                                                           =======             =======

Note 3 - Net Income Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, provides for a maximum line of credit in amounts that range from $45 million to $72 million during each year of the loan term. The amounts available include direct borrowings that range from $30 million to $52 million during each year of the loan term. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $26.6 million outstanding at October 31, 2000 and no loan balance outstanding at January 31, 2000 under this agreement.

Notes payable also includes borrowings by PT Balihides, the Company's Indonesian subsidiary, under a credit facility with an Indonesian bank. Notes payable of approximately $1.5 million as of October 31, 2000 and January 31, 2000 represent maximum borrowings under this facility.

In November 1999, the Company and Black Entertainment Television decided to discontinue their BET Design Studio joint venture. BET Design Studio had an asset-based credit facility. Direct borrowings bore interest at the prevailing prime rate plus 50 basis points. To support the requirement for overadvances which occurred when the available collateral was not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners opened standby letters of credit in the amount of $750,000 under which the lender was the beneficiary. The loan ($1.2 million at January 31, 2000) was paid off in its entirety on February 16, 2000 by drawing down both partners' standby letters of credit (See Note 5). The balance of the standby letters of credit was cancelled effective November 2, 2000.

Note 5 - Nonrecurring Charges

In November 1999, the Company formulated a plan to cease operations of the BET Design Studio joint venture. The joint venture generated revenues of approximately $2.4 million and $884,000 in the years ended January 31, 2000 and 1999, respectively. The Company incurred losses from the joint venture of approximately $2.0 million, $1.4 million, and $450,000 for the years ended January 31, 2000, 1999, 1998, respectively. In connection with the plan, the Company recorded $1.6 million of unusual and non-recurring charges, consisting of $1.1 million in asset writedowns and $500,000 relating to a provision for closing costs and various accrued expenses. The remaining nonrecurring balance ($251,000) relates to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $156,000 and $227,000 of nonrecurring charges at October 31, 2000 and January 31, 2000, respectively.

The status of the provision at the end of the period was:


                                                     Balance                 2000                   BALANCE
                                                January 31, 2000           Activity            OCTOBER 31, 2000
                                                ----------------           --------           ----------------
                                                                        (in thousands)
Domestic operating lease obligation                  $  316                  $ (65)                 $  251
Dissolution of BET Design Studio                      1,170                   (309)                    861
                                                     ------                  -----                  ------
                                                     $1,486                  $(374)                 $1,112
                                                     ======                  =====                  ======


Note 6 - Comprehensive Income

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the nine-month periods ended October 31, 2000 and 1999, other comprehensive income was not material.

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:


                                              THREE MONTHS ENDED OCTOBER 31,
                                              ------------------------------
                                                2000                 1999
                                                ----                 ----
                                                      NON-                Non-
                                          LICENSED  LICENSED  Licensed  Licensed
                                          --------  --------  --------  --------
Net sales                                  $31,706   $56,249   $27,385   $47,159
Cost of goods sold                          21,697    40,950    18,570    35,439
                                           -------   -------   -------   -------
Gross profit                                10,009    15,299     8,815    11,720
Selling, general and administrative          3,771     4,437     2,729     5,132
Unusual or non-recurring charge                                            1,500
                                           -------   -------   -------   -------
Operating income                             6,238    10,862     6,086     5,088
Interest expense                               547       768       337       617
                                           -------   -------   -------   -------
Income before minority
  interest and income taxes                  5,691    10,094     5,749     4,471
Minority interest                                                          1,303
                                           -------   -------   -------   -------
Income before income taxes                 $ 5,691   $10,094   $ 5,749   $ 5,774
                                           =======   =======   =======   =======


                                               NINE MONTHS ENDED OCTOBER 31,
                                               ----------------------------
                                                2000                 1999
                                                ----                 ----
                                                      NON-                Non-
                                          LICENSED  LICENSED  Licensed  Licensed
                                          --------  --------  --------  --------
Net sales                                  $55,124   $90,794   $46,772   $69,488
Cost of goods sold                          38,772    65,860    32,898    52,509
                                           -------   -------   -------   -------
Gross profit                                16,352    24,934    13,874    16,979
Selling, general and administrative         10,229    11,561     7,260    14,260
Unusual or non-recurring charge                                            1,500
                                           -------   -------   -------   -------
Operating income                             6,123    13,373     6,614     1,219
Interest expense                               837     1,350       394     1,088
                                           -------   -------   -------   -------
Income before minority
  interest and income taxes                  5,286    12,023     6,220       131
Minority interest                                          9               2,116
                                           -------   -------   -------   -------
Income before income taxes                 $ 5,286   $12,032   $ 6,220   $ 2,247
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

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 2000 were $88.0 million compared to $74.5 million for the same period last year. The increase in net sales during the quarter was attributable to an increase in sales of non-licensed apparel ($9.1 million) and licensed apparel ($4.3 million). Net sales for the nine months ended October 31, 2000 were $145.9 million compared to $116.3 million for the same period in the prior year. The increase in net sales in the nine-month period was also attributable to an increase in sales of both non-licensed apparel ($21.3 million) and licensed apparel ($8.4 million).

Gross profit was $25.3 million, or 28.8% of net sales, for the three months ended October 31, 2000 compared to $20.5 million, or 27.5% of net sales, for the same period last year. Gross profit was $41.3 million, or 28.3% of net sales, for the nine months ended October 31, 2000 compared to $30.9 million, or 26.5% of net sales, for the same period last year. The increase in gross profit as a percentage of net sales for the three months ended October 31, 2000 resulted from a higher volume of commission transactions in which the Company acted as an agent and received commission fee income. This income is included in the non-licensed apparel segment. Commission fee income on these transactions increased to $3.8 million during the three months ended October 31, 2000 from $1.9 million in the comparable period in the prior year. There is no cost of goods sold component associated with commission transactions.

The increase in gross profit as a percentage of net sales for the nine months ended October 31, 2000 was due to higher gross margins in the non-licensed apparel segment as the result of more sales of higher margin products and a higher volume of commission transactions. Commission fee income increased to $5.9 million during the nine months ended October 31, 2000 from $3.2 million in the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended October 31, 2000 were $8.2 million compared to $7.9 million in the three months ended October 31, 1999. Selling, general and administrative expenses for the nine months ended October 31, 2000 were $21.8 million compared to $21.5 million for the same period last year. Expenses relating to the BET Design Studio joint venture that was discontinued in November 1999 were $1.0 million in the three-month period last year and $2.7 million in the nine-month period last year. Excluding last year's BET Design Studio expenses, the Company's selling, general and administrative expenses increased approximately $1.4 million in this year's three-month period and $3.0 million in this year's nine-month period compared to the comparable periods last year. These increases are primarily a result of expenses relating to the start-up of the Cole Haan, Caterpillar and Jones New York Men's divisions, which caused increased expenses in the licensed apparel segment. In addition, personnel expenses increased over the prior year. Excluding the BET Design Studio expenses in the prior year, selling, general and administrative expenses were 9.3% of net sales in the three months ended October 31, 2000 and 1999, and 14.9% of net sales in the nine months ended October 31, 2000 compared to 16.5% in the same period in last year.

Interest expense and finance charges for the three months ended October 31, 2000 were $1.3 million compared to $1.0 million in the same period last year. Interest expense and finance charges for the nine months ended October 31, 2000 were $2.2 million compared to $1.5 million in the same period last year. The increase in interest expense resulted primarily from higher inventory levels in response to increased customer orders and higher interest rates.

Income tax expense of $6.3 million reflect an effective tax rate of 40% for the three months ended October 31, 2000 compared to income tax expense of $4.6 million (same effective tax rate) in the comparable period in the prior year. Income tax expense of $6.9 million for the nine months ended October 31, 2000 also reflects an effective tax rate of 40%, compared to income tax expense of $3.4 million (same effective tax rate) in the same period last year.

For the three months ended October 31, 2000, the Company had net income of $9.5 million, or $1.31 per diluted share, compared to net income of $6.9 million, or $1.01 per diluted share, for the comparable period in the prior year. For the nine months ended October 31, 2000, the Company had net income of $10.4 million, or $1.47 per diluted share, compared to net income of $5.1 million, or $0.75 per diluted share, for the same period in the prior year. Net income in the three- and nine-month periods increased as a result of the foregoing factors.

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

Direct borrowings bear interest at the agent's prime rate (9.5% as of December 1, 2000) or LIBOR plus 225 basis points (9.1% at December 1, 2000), at the election of the Company. All borrowings are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends. As of October 31, 2000, direct borrowings were $26.6 million and contingent liability under open letters of credit approximated $9.4 million. The amount borrowed under the line of credit varies based upon the Company's seasonal requirements.

PT Balihides, the Company's Indonesian subsidiary, has a separate credit facility with an Indonesian bank. Notes payable of approximately $1.5 million as of October 31, 2000 and January 31, 2000 represent maximum borrowings under this facility.

In November 1999, the Company and Black Entertainment Television ("BET") decided to discontinue their BET Design Studio joint venture. The joint venture was started in February 1997 to provide a BET-branded clothing and accessory line. As of October 31, 2000, BET and the Company had each contributed $3.8 million to this joint venture.

BET Design Studio had an asset-based credit facility. Direct borrowings bore interest at the prevailing prime rate plus 50 basis points. To support the requirement for overadvances which occurred when the available collateral was not sufficient to support the level of direct bank debt and letters of credit opened to pay for product, both partners opened standby letters of credit in the amount of $750,000 under which the lender was the beneficiary. The loan was paid off in its entirety on February 16, 2000 by drawing down both partners' standby letters of credit. The balance of the standby letters of credit was cancelled effective November 2, 2000.

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


                                                   G-III APPAREL GROUP, LTD.
                                                           (Registrant)


Date:    December 14, 2000                         By: /s/ Morris Goldfarb
                                                       -------------------------
                                                       Morris Goldfarb
                                                       Chief Executive Officer


Date:    December 14, 2000                         By: /s/ Wayne S. Miller
                                                       ------------------------
                                                       Wayne S. Miller
                                                       Chief Financial Officer