Form 10-K
period 2001-01-31
G III APPAREL GROUP LTD /DE/
filed 2001-04-27
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2001
                                             ----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________________to___________________

         Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


                  Delaware                                          41-1590959
                  --------                                          ----------
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                             Identification No.)

512 Seventh Avenue, New York, New York                              10018
--------------------------------------------                        -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 30, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $23,537,693.

         The number of outstanding shares of the registrant's Common Stock as of March 30, 2001 was 6,651,704.

         Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 12, 2001, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.  BUSINESS

         Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

Overview

         G-III designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under our own labels, licensed labels and private retail labels. Our own labels include "G-III,"TM "Siena",'TM' "Siena Studio",'TM' "Colebrook & Co,"'TM' "JLC"'TM' and "J.L. Colebrook."'TM'

         The sale of licensed products is a key element of our strategy. We significantly expanded our offerings of licensed products between 1993 and 1998. As a result, we have licenses with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole New York and Reaction Kenneth Cole labels and with Nine West to design and market women's outerwear. We also secured licenses with major sports leagues (football, hockey and basketball) to manufacture outerwear using NFL, NHL and NBA team logos.

         We have continued to expand our portfolio of licensed products during the last two years. In July 1999, we entered into a distribution agreement for Caterpillar men's and women's apparel. In September 1999, we entered into an agreement with our fourth major sports league, Major League Baseball, to market a line of outerwear apparel using MLB team logos. In February 2000, we entered into a license agreement with Cole Haan to design and market men's and women's outerwear. In March 2000, we added to our market breadth by entering into a license agreement with Jones Apparel group to design and market men's outerwear under the Jones New York label. Most recently, in January 2001, we acquired certain assets of Gloria Gay Coats, LLC and entered into a license agreement with Jones Apparel Group to design and market women's wool outerwear under the Jones New York and JNY Jones New York labels.

         We operate our business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. See Note L to our Consolidated Financial Statements for financial information with respect to these segments.

         We are a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Products - Development and Design

         G-III manufactures and markets a full line of women's leather apparel and an outerwear line of men's leather apparel at a wide range of retail sales prices. Our product offerings also include textile outerwear, woolen coats, raincoats and sportswear. We sell products under our own brand names, licensed brand names and private retail labels.

         G-III's non-licensed apparel consists of both men's and women's products. The Colebrook & Co., JLC and J.L. Colebrook line of women's apparel consists of moderately priced women's leather apparel that typically sells at retail prices from $30 for sportswear items to $300 for coats. Siena Studio, our bridge-priced line of women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $600 for outerwear. Siena, which caters to the higher priced, designer market, typically has retail prices from $300 for sportswear items to $1,000 for coats. Products in our men's line of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. Our moderately priced line of women's textile outerwear and sportswear, sold under the Colebrook & Co., JLC and J.L. Colebrook labels, has retail prices in the range of $50 to $130.

         G-III's licensed apparel also consists of both men's and women's products. Women's licensed apparel includes leather and textile garments which typically sell at retail prices from $50 for sportswear items to $800 for coats. Men's licensed apparel consists of leather, leather and textile combination and textile apparel that typically sells at retail prices from $50 for sportswear items to $500 for coats.

         We work closely with our licensors in creating designs and styles for each licensed brand sold by us. Licensors generally must approve products to be sold under their brand names prior to production by us.

         We also work with retail chains in developing product lines sold under private labels. With regard to private label sales, we meet frequently with buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We have established a reputation among these buyers for the ability to arrange for the manufacture of apparel on a reliable, expeditious and cost-effective basis.

         Our in-house designers are responsible for the design and look of our products. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences in our product offerings. We seek to design products in response to trends in consumer preferences, rather than to attempt to establish market trends and styles.

         Design personnel meet regularly with our sales and merchandising departments, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. They present sample items to us along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of our retail customers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

         Our arrangements with selected overseas factories for textile apparel enables us to conduct test-marketing in cooperation with specialty retailers and department stores prior to full manufacturing and marketplace introduction of certain styles and products. Test-marketing typically involves introducing a new style into approximately 20 to 30 store locations in certain major markets. If we find acceptance of the product on a consumer level, we proceed with full-scale manufacturing and market introduction.

Leather and Textile Apparel

    Manufacturing

         G-III's products are imported from independent manufacturers located primarily in Indonesia and China and, to a lesser extent, in South Korea, India, the Philippines and Hong Kong. Additionally, we manufacture approximately 30% of our products at our wholly-owned factory in Indonesia and partially-owned factory in Northern China. A selected number of garments are also manufactured for us by independent contractors located in the New York City area.

         We have a branch office in Seoul, South Korea which acts as a liaison between us and various manufacturers located throughout Indonesia, China and South Korea that produce leather and woven garments for us. G-III's headquarters provides the liaison office with production orders stating the quantity, quality and types of garments to be produced, and this liaison office negotiates and places orders with one or more Indonesian, Chinese or South Korean manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 2001, the South Korean office employed 14 persons.

         To facilitate better service for our textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, we also have an office in Hong Kong. Similar to the South Korean office, the Hong Kong office acts as a liaison between G-III and the various manufacturers of textile and leather apparel located in Hong Kong and China. We utilize our domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities or customers. The Hong Kong office employed eight persons as of January 31, 2001.

         In connection with the foreign manufacture of our leather apparel, manufacturers purchase skins and necessary "submaterials" (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of garments, samples of the skins and submaterials are sent to our South Korean liaison office and our New York offices for approval. Employees of the liaison office regularly inspect and supervise the manufacture of products for us in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. They also inspect finished apparel for us.

         Because of the nature of leather skins, the manufacture of leather apparel is performed manually. A pattern is used in cutting hides to panels that are assembled in the factory. All submaterials are also added at this time. Products are inspected throughout this process to insure that the design and quality specifications of the order provided by us are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the garment is labeled and hung awaiting shipment. A final random inspection occurs when the garments are packed for shipment.

         We arrange for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by us require as a condition, among others, of release of funds to the manufacturer that an inspection certificate be signed by our representative. Accordingly, if an order is not filled, the letter of credit is not paid and we do not bear the risk of liability for the goods being manufactured. We assume the risk of loss on a F.O.B. basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

         We purchase skins and submaterials for our facility in Indonesia and skins for our partially-owned factory in China. The demand for leather has increased significantly over the past two years and we have experienced increases in prices for the skins we purchase. The price of skins has also been effected, to a lesser extent, by the recent spread of mad-cow and foot-and-mouth disease in Europe. We believe we will be able to purchase a sufficient amount of leather skins to satisfy our production requirements in the fiscal year ending January 31, 2002.

         As is customary in the leather industry, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of foreign manufacturers with whom we have developed, or are developing, a relationship is adequate to meet our leather apparel production requirements for the foreseeable future. We believe that alternative foreign leather apparel manufacturers are readily available.

         Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. In 1997 and 1998, both Indonesia and South Korea experienced significant currency fluctuation and devaluation. In addition, Indonesia experienced significant inflation. By 1999, the economic situation in these countries appeared to have stabilized. In 2000, Indonesia again experienced significant currency devaluation and political instability. South Korea has also recently experienced currency devaluation. Although we have not been materially adversely affected by any of these factors to date, due to the significant portion of our products that are produced abroad, political and/or economic instability in Indonesia, South Korea or elsewhere, or any substantial disruption in the business of foreign manufacturers or our relationships with these manufacturers could materially adversely affect our operations. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, if the value of the United States dollar against local currencies were to go down, these manufacturers might increase the United States dollar prices charged to us for products. Virtually all of our imported leather products are subject to United States Customs duties of approximately 6%.

         Our arrangements with textile manufacturers and suppliers are subject to the availability of quota and other requisite customs clearances for textile apparel and the imposition of export duties. United States customs duties on our textile apparel presently range from 5% to 30%, depending upon the type of fabric used and how the garment is constructed. We monitor duty, tariff and quota-related developments and seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of manufacturing sources and shifts of production among countries and manufacturers.

         A majority of all finished goods manufactured abroad for us are shipped to our New Jersey warehouse and distribution facility for final inspection and allocation and reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost, and time considerations.

    Marketing and Distribution

         G-III's products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from us exceed $1,000,000, to small specialty stores whose annual purchases from us are less than $1,000. Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 21.6% of our net sales in fiscal 1999, 24.6% in fiscal 2000 and 21.1% in fiscal 2001. The loss of this customer, which primarily purchases non-licensed apparel, could have a material adverse affect on our non-licensed business segment, as well as on our results of operations as a whole. No other customer accounted for more than 8% of our net sales during these three fiscal years.

         Almost all of our sales are made in the United States. We also market our products in Canada and Europe.

         Along with our foreign offices, our trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to our customers. This office manages a sample room and assists in the procurement of finished garments. As of January 31, 2001, Global International Trading employed 17 persons.

         G-III's products are sold primarily through a direct employee sales force that consisted of 38 employees as of January 31, 2001. Our principal executives are also actively involved in sales of our products. A limited amount of our products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through our New York showroom, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

         We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry, as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative ad programs with retailers. We believe we have developed brand awareness of our own labels, despite the absence of general advertising, primarily through our reputation, consumer acceptance and the fashion press.

         Brand name products sold by us pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. Our license agreements generally provide that we are required to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs. We may also be required to spend a specified percentage of net sales of licensed product on advertising placed by us. Our license agreements generally provide that we must sell a specified minimum amount of licensed product each year in order to retain the license.

         We operate one retail outlet store at our Secaucus, New Jersey warehouse. Our other retail outlet store in New Jersey was closed in March 2000.

    Raw Materials

         Most products manufactured for us are purchased by us on a finished goods basis. Raw materials used in the production of our apparel are available from numerous sources. We are not aware of any manufacturer of our apparel not being able to satisfy its requirements for any required raw materials due to an inadequacy of supply.

         The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs are impacted by changes in meat consumption worldwide as well as by the popularity of leather products. For example, the recent spread of mad-cow and foot-and-mouth disease in Europe has decreased the consumption of meat and the supply of leather. It has also resulted in an increase in the price of leather skins.

Licensing

         The sale of licensed products is a key element of our strategy and we have significantly expanded our offerings of licensed products over the last several years. We have licenses to produce products under the Kenneth Cole New York and Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York and JNY Jones New York fashion labels and a distribution agreement for Caterpillar apparel. We are also licensed to produce products containing trademarks of Major League Baseball, National Football League, National Hockey League, National Basketball Association, and many universities located in the United States. We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 37.9% of net sales during fiscal 2001 compared to 41.4% of net sales in fiscal 2000 and 37.7% of net sales in fiscal 1999. The recent addition of the license to produce women's wool outerwear under the Jones New York and JNY Jones New York labels is expected to increase the percentage of our net sales in fiscal 2002 represented by the sale of licensed product.

Seasonality

         Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 82% of our net sales in fiscal 1999, 72% of our net sales in fiscal 2000 and 75% of our net sales in fiscal 2001. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales.

Backlog

         A significant portion of our orders are short-term purchase orders from customers who place orders on an as-needed basis. The amount of unfilled orders at any time has not been indicative of future sales. Information relative to open purchase orders at any date may also be materially affected by, among other things, the timing of the initial showing of apparel to the trade, as well as by the timing of recording of orders and shipments. As a result, we do not believe that the amount of our unfilled customer orders at any time is meaningful.

Trademarks

         Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Cayenne, JLC (& design), JLC Outerwear (& design), J.L.C. (& design), Trouble Wanted (& design), 58 Sports & Football Player Design, and Ladies First by G-III/Carl Banks. We have applications for several additional registrations pending before the U.S. Patent and Trademark Office.

         We have been granted trademark registration for G-III in France, Canada, Mexico, and European Union, for J.L. Colebrook in Germany, Canada, Mexico, France, Great Britain, Benelux and European Union and for J.L.C. (& design) and JLC (& design) in Canada. We also have several additional applications pending in the European Community and Canada.

         Although we regard our trademarks as valuable assets and intend to vigorously enforce our trademark rights, we do not believe that any failure to obtain federal trademark registrations for which we have applied would have a material adverse effect on us.

Competition and Other Risks

         The apparel business is highly competitive. We have numerous competitors with respect to the sale of leather and textile apparel, including distributors that import leather apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Sales of our products are affected by style, price, quality and general fashion trends. We also compete with vertically-integrated apparel manufacturers that also own retail stores. In addition, we compete for supplies of raw materials and manufacturing and tanning capacity.

         Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will be successful in this regard. We often produce garments to hold in inventory in order to meet our customer's delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our business, results of operations and financial condition.

         The apparel industry is cyclical. Purchases of outerwear and other apparel tend to decline during recessionary periods and sales of our products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations.

         We are dependent on Morris Goldfarb and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals could adversely affect us.

         A majority of our products are imported from independent foreign manufacturers. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices, any of which could have a material adverse effect on our business. We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices.

         We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2001, revenues from the sale of licensed product accounted for 37.9% of our net sales. We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all elements of a garment prior to production. If we do not satisfy any of these requirements, a licensor may have the right to terminate our license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires.

         The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our existing line of credit. We have had this line of credit for over ten years and have been able to increase the maximum availability under this line several times in the past few years. This line of credit currently expires on May 31, 2002. Our growth is dependent on our ability to continue to extend and increase this line of credit. If we are unable to do so, we cannot be sure we will be able to secure substitute financing on satisfactory terms.

         Fluctuations in the price, availability and quality of leather or other raw materials used by us could have a material adverse effect on our cost of goods sold and ability to meet customer demands. The recent spread of mad-cow and foot-and-mouth disease in Europe has decreased the supply and increased the price of leather skins for future purchases.

         Legislation that would restrict the importation of textiles and other apparel produced abroad has been periodically introduced in the U.S. Congress. New legislation or executive initiatives could also result in a reevaluation of the trading status of certain countries, including China. The recent confrontation between the governments of the United States and China relating to the crew of a U.S. surveillance plane that landed in China and the death of a Chinese pilot could cause the U.S. Congress to review trading policies with China and restrict trade between the two countries. Any change in the trading status of China or other countries in which our products are manufactured, or any retaliatory duties, quotas or trade sanctions, could increase the cost of products purchased from suppliers in these countries and materially adversely affect our business and results of operations, including operation of the manufacturing facility that we jointly own in China.

         In addition to the factors described above, our business, including our revenues and profitability, is influenced by and subject to a number of factors that are inherently uncertain and difficult to predict including, among others: the variability of our results in any period due to the seasonal nature of the business; risks associated with consolidations, restructurings and other ownership changes in the retail industry; changes in regional, national and global economic conditions; and our ability to correctly balance the level of our finished goods, leather and other raw material commitments with actual orders.

         As of March 30, 2001, Morris Goldfarb and Aron Goldfarb beneficially own an aggregate of approximately 52% of our outstanding common stock. As a result, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

Employees

         As of January 31, 2001, we had 338 full-time employees, of whom 90 worked in executive, administrative or clerical capacities, 126 worked in design and manufacturing, 74 worked in warehouse facilities, 46 worked in sales and 2 worked in our retail outlet store. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

         We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 62 full-time employees as of January 31, 2001. This agreement, which is currently in effect through October 31, 2002, automatically renews on an annual basis thereafter unless terminated by us or the Union prior to September 1 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to our executive officers and significant employees.

                                                                                        Executive Officer
                                                                                         or Significant
       Name                   Age                  Position                              Employee Since
       ----                   ---                  --------                              --------------
Morris Goldfarb               50      Co-Chairman of the Board, Chief Executive               1974
                                      Officer, Director

Aron Goldfarb                 78      Co-Chairman of the Board, Director                      1974

Jeanette Nostra-Katz          49      President                                               1981

Wayne S. Miller               43      Senior Vice President, Chief Financial                  1998
                                      Officer, Treasurer and Secretary

Carl Katz                     60      Executive Vice President of Siena,                      1981
                                      Director

Frances Boller-Krakauer       35      Vice President - Men's Division of G-III                1993
                                      Leather Fashions

Deborah Gaertner              46      Vice President - Women's Sales Division of              1989
                                      G-III Leather Fashions

Keith Sutton Jones            52      Vice President - Foreign Manufacturing of               1989
                                      G-III Leather Fashions



         Morris Goldfarb is our Co-Chairman of the Board and Chief Executive, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. He has served as either President or Vice President of our wholly-owned subsidiary, G-III Leather Fashions, Inc., since its formation in 1974. Mr. Goldfarb is responsible for foreign manufacturing, marketing, merchandising and finance. He also has overall responsibility for developing selling programs, customer relations and administration. Mr. Goldfarb is also a director of Lakes Gaming, Inc. and Wilsons The Leather Experts.

         Aron Goldfarb is Co-Chairman of the Board, a director and our founder. Mr. Goldfarb served as either President or Vice President of G-III Leather Fashions and as a Vice President of Siena from their respective formations until 1994 and, since January 1995, has served as a consultant to us.

         Jeanette Nostra-Katz became our President in April 1997. She had been our Executive Vice President since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales, marketing, public relations, and operations as they relate to sales. Since August 1989, she has served as an Executive Vice President of Siena. Ms. Nostra-Katz has been employed by us since 1981.

         Wayne S. Miller has been our Chief Financial Officer and Senior Vice President since April 1998. In November 1998, Mr. Miller was also elected Secretary and Treasurer. Mr. Miller served as a consultant to Marketing Management Group from September 1997 to April 1998. From June 1994 to September 1997, Mr. Miller was Executive Vice President, Chief Financial Officer and Secretary of Bernard Chaus, Inc.

         Carl Katz has been an Executive Vice President of Siena since August 1989 and, from 1981 until then, was a Vice President of Siena. Mr. Katz supervises the merchandising and designing, as well as production and pattern and sample making, for the Siena and Sports Licensing divisions. Mr. Katz is also one of our directors.

         Frances Boller-Krakauer is Vice President -- Men's Division of G-III Leather Fashions and has held this position since February 1993. Ms. Boller-Krakauer's responsibilities include sales and merchandising for all men's products lines. Prior to February 1993, she held various sales positions in the Men's Division. Ms. Boller-Krakauer joined us in March 1989.

         Deborah Gaertner is the Vice President -- Women's Non-Branded Sales of G-III Leather Fashions and has held this position since March 1992. Ms. Gaertner is responsible for sales and marketing of our women's non-licensed apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

         Keith Sutton Jones is the Vice President -- Foreign Manufacturing of G-III Leather Fashions and has been employed in this capacity since January 1989. His responsibilities include coordinating and controlling all aspects of our Far Eastern sourcing and production.

         Aron Goldfarb and Morris Goldfarb are father and son, respectively. Carl Katz and Jeanette Nostra-Katz are married to each other.


ITEM 2.  PROPERTIES

         Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. We lease an aggregate of approximately 39,300 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1,188,000. We also lease a sales showroom of approximately 4,500 square feet at 500 Seventh Avenue at an annual rent of $59,000. That lease expires May 12, 2004. This showroom is used for our Jones New York women's licensed product.

         Our warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 107,000 square feet, plus a 3,000 square foot retail outlet store. This facility is leased through February 2005 at an annual rent increasing to $643,000. The lease provides for one option renewal term of five years with a rental for the renewal term based on market rates. A majority of our finished goods are shipped to the New Jersey distribution facilities for final reshipment to customers.

         We maintain cutting rooms for our Cole Haan division and off-site storage at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which we pay monthly rent, plus real estate taxes. For fiscal 2001, the total payments for this building were $341,000 and for fiscal 2000, the total payments for this building were approximately $395,000. We sublet a portion of the 345 West 37th Street building to different tenants. The sublease terms end in February, 2003. The aggregate annual rental paid to us under these subleases is approximately $289,000.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Market For Common Stock

         Our Common Stock is quoted on the Nasdaq Stock Market under the trading symbol "GIII". The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq Stock Market.

Fiscal 2000                                                High Prices           Low Prices
-----------                                                -----------           ----------
Fiscal Quarter ended April 30, 1999                          $3 1/2               $1 7/16
Fiscal Quarter ended July 31, 1999                            3 3/4                1 7/8
Fiscal Quarter ended October 31, 1999                         3 5/8                2 1/4
Fiscal Quarter ended January 31, 2000                         4 1/4                2 3/4

Fiscal 2001
-----------
Fiscal Quarter ended April 30, 2000                          $4 15/16             $2 15/16
Fiscal Quarter ended July 31, 2000                            5 13/16              4 1/8
Fiscal Quarter ended October 31, 2000                         7 1/2                5 1/8
Fiscal Quarter ended January 31, 2001                         7 1/2                4 7/8

Fiscal 2002
-----------
Fiscal Quarter ending April 30, 2001                         $8 15/16             $6 1/2
(through March 30, 2001)

         The last sales price of our Common Stock as reported by the Nasdaq Stock Market on March 30, 2001 was $7.50 per share.

         On March 30, 2001, there were 72 holders of record and, we believe, approximately 2,000 beneficial owners of our Common Stock.

Dividend Policy

         Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. The agreements related to the financing of the building at 345 West 37th Street offices prohibit the payment of cash dividends without consent. In addition, our loan agreement prohibits the payment of cash dividends without the consent of the banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                  The selected consolidated financial data set forth below as of and for the years ended January 31, 1997, 1998, 1999, 2000, and 2001 have been derived from our audited consolidated financial statements. Our audited financial statements as of January 31, 1997, 1998, and 1999, and for the years ended January 31, 1997 and 1998 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.


                 (In thousands, except share and per share data)


                                                                           Year Ended January 31, (1)
                                                        -------------------------------------------------------------
                                                          1997         1998          1999          2000         2001
                                                          ----         ----          ----          ----         ----
Income Statement Data:
Net sales                                               $117,645     $120,136      $121,644     $149,632     $187,057
Cost of goods sold                                        88,057       91,559        95,393      110,710      136,099
                                                        --------     --------      --------     --------     --------
Gross profit                                              29,588       28,577        26,251       38,922       50,958
Selling, general & administrative expenses                23,542       23,787        27,698       28,145       29,860
Unusual or non-recurring charge                               --           --          (463)       1,200         (643)
                                                        --------     --------      --------     --------     --------

Operating profit (loss)                                    6,046        4,790          (984)       9,577       21,741
Interest expense                                           2,075        1,534         2,115        1,857        2,839
                                                        --------     --------      --------     --------     --------
Income (loss) before minority interest and income taxes    3,971        3,256        (3,099)       7,720       18,902
Minority interest                                             --          449         1,378        1,994         (312)
                                                        --------     --------      --------     --------     --------
Income (loss) before income taxes                          3,971        3,705        (1,721)       9,714       18,590
Income taxes (benefit)                                       885          906          (541)       3,934        7,436
                                                        --------     --------      --------     --------     --------
Net income (loss)                                       $  3,086     $  2,799      $ (1,180)    $  5,780     $ 11,154
                                                        ========     ========      ========     ========     ========

Basic earnings (loss) per share                         $   0.48     $   0.43      $  (0.18)    $   0.86     $   1.70
                                                        ========     ========      ========     ========     ========
Weighted average shares outstanding - basic            6,468,830    6,486,899     6,539,128    6,712,051    6,561,537

Diluted earnings (loss) per share                       $   0.46     $   0.40       $ (0.18)    $   0.84     $   1.57
                                                        ========     ========      ========     ========     ========
Weighted average shares outstanding - diluted          6,739,029    7,051,099     6,539,128    6,848,433    7,120,986



                                                                           As of January 31, (1)
                                                        -------------------------------------------------------------
                                                          1997         1998          1999         2000         2001
                                                          ----         ----          ----         ----         ----
Balance Sheet Data:
Working capital                                          $24,497      $29,296       $27,237      $31,155      $41,858
Total assets                                              44,555       46,746        44,870       59,601       71,952
Short-term debt                                            3,835        3,734         2,893        3,427        1,580
Long-term debt, excluding current portion                    554          352           180           64            0
Total stockholders' equity                                32,825       35,686        35,575       41,033       52,069

--------------------
(1) Certain amounts have been reclassified to conform to the 2001 presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

         The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the accompanying notes and other financial information appearing elsewhere in this Report.

         References to fiscal years refer to the year ended or ending January 31 of that year.

Results of Operations

         The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:


                                                                      1999          2000           2001
                                                                      ----          ----           ----
Net sales                                                            100.0%        100.0%         100.0%
Cost of goods sold                                                    78.4          74.0           72.8
                                                                      ----          ----           ----
Gross profit                                                          21.6          26.0           27.2
Selling, general and administrative expenses                          22.8          18.8           15.9
Unusual or non-recurring charge                                       (0.4)          0.8           (0.3)
                                                                      ----           ---           ----
Operating profit (loss)                                               (0.8)          6.4           11.6
Interest expense                                                       1.7           1.2            1.5
                                                                       ---           ---           ---
Income (loss) before minority interest and income taxes               (2.5)          5.2           10.1
Minority interest                                                      1.1           1.3           (0.2)
                                                                       ---           ---           ----
Income (loss) before income taxes                                     (1.4)          6.5            9.9
Income taxes (benefit)                                                (0.4)          2.6            3.9
                                                                      ----           ---            ---
Net income (loss)                                                     (1.0)          3.9            6.0
                                                                      ====           ===            ===

General

         We operate our business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. See Note L to our Consolidated Financial Statements for financial information with respect to these segments.

         During fiscal 2000, together with Black Entertainment Television ("BET"), our joint venture partner, we decided to discontinue the BET Design Studio joint venture. We had originally entered into the joint venture with BET in April 1997 to design, manufacture, and distribute sportswear and outerwear apparel targeted to the African-American and urban consumer. The initial product offerings by the joint venture were introduced in February 1998 and we began shipping product in July 1998. We owned 50.1% of this joint venture and, accordingly, its entire results of operations were consolidated with our results of operations. The interest of BET in the joint venture was reflected in the "Minority Interest" line item in our financial statements. Net of BET's interest, we incurred losses from this joint venture of approximately $1.4 million in fiscal 1999 and $2.0 million (inclusive of a $802,000 charge) in fiscal 2000. The joint venture company was dissolved effective January 31, 2001 and our financial statements for fiscal 2001 include a $322,000 credit (net of minority interest) representing a reversal of the remainder of the fiscal 2000 charge following the disposition of the remaining assets and liabilities of this joint venture.

Year ended January 31, 2001 ("fiscal 2001") compared to year ended January 31, 2000 ("fiscal 2000")

         Net sales were $187.1 million in fiscal 2001 compared to $149.6 million in fiscal 2000. Net sales increased as a result of increased sales of both licensed and non-licensed apparel. Net sales of licensed apparel increased by 14.5% to $ 70.9 million in fiscal 2001 from $61.9 million in fiscal 2000. Net sales of non-licensed apparel increased by 32.5% to $116.2 million in fiscal 2001 from $87.7 million in fiscal 2000 as a result of increased sales to our existing customers. Sales of licensed apparel constituted 37.9% of our net sales in fiscal 2001 compared to 41.4% of our net sales in fiscal 2000. We expect that the recent addition of our license with Jones New York to produce women's wool outerwear will increase the percentage of our net sales in fiscal 2002 represented by licensed apparel.

         Gross profit was $51.0 million in fiscal 2001 compared to $38.9 million in fiscal 2000. Commission fee income, for which there is no related cost of goods sold, was $6.2 million in fiscal 2001 compared to $3.6 million in fiscal 2000. As a percentage of net sales, gross profit was 27.2% in fiscal 2001 compared to 26.0% in fiscal 2000.

         Gross profit for licensed apparel was $21.1 million in fiscal 2001 compared to $17.8 million in fiscal 2000, or 29.8% of net sales of licensed apparel in fiscal 2001 compared to 28.8% of net sales of licensed apparel in fiscal 2000. The higher gross profit margin percentage for licensed apparel in fiscal 2001 was due to increased sales of higher gross profit margin products. Gross profit for non-licensed apparel was $29.8 million in fiscal 2001 as compared to $21.1 million in fiscal 2000, or 25.7% of net sales of non-licensed apparel in fiscal 2001 compared to 24.1% of net sales of non-licensed apparel in fiscal 2000. The increase in the gross profit margin percentage for non-licensed apparel was primarily attributable to higher commission fee income.

         Selling, general and administrative expenses were $29.9 million in fiscal 2001 compared to $28.1 million in fiscal 2000. Expenses in fiscal 2000 included $2.7 million relating to the BET Design Studio joint venture that was discontinued in November 1999 and the reversal of a $463,000 provision relating to the uncertainty of our Indonesian assets. We decided that this reserve was no longer required as the Indonesian economy had stabilized during the fourth quarter of fiscal 2000. Excluding last year's BET Design Studio expenses and the reversal of the provision for the Indonesian assets, our selling, general and administrative expenses increased approximately $3.9 million compared to last year. These increases primarily result from higher bonuses ($1.5 million), increased salaries ($1.0 million), and expenses ($1.4 million) relating to the start-up of the Cole Haan, Caterpillar and Jones New York divisions. Excluding the BET Design Studio expenses and the Indonesian reversal in the prior year, selling, general and administrative expenses were 15.9% of net sales in fiscal 2001 compared to 17.6% in the prior year as we were able to better leverage our expenses over increased sales. We expect that selling, general and administrative expenses will continue to increase in fiscal 2002 as several of our new divisions that operated for only part of fiscal 2001 will be in operation for all of fiscal 2002.

         The dissolution of BET Design Studio was completed as of January 31, 2001. Of the $1.2 million recorded in fiscal 2000 as a non-recurring charge, $643,000 ($322,000, net of minority interest) remained following the disposition of the remaining assets and liabilities of this joint venture. This remainder was reversed and credited to non-recurring charge in fiscal 2001.

         Interest expense was $2.8 million in fiscal 2001 compared to $1.9 million in fiscal 2000. The increase in interest expense resulted primarily from higher inventory levels in response to increased customer orders and higher interest rates.

         As a result of the foregoing, we had income before income taxes of $18.6 million in fiscal 2001 compared to income before income taxes of $9.7 million in fiscal 2000.

         Income taxes were $7.4 million in fiscal 2001 compared to $3.9 million in fiscal 2000. Our effective tax rate for fiscal 2001 was 40.0% compared to 40.5% in fiscal 2000. The tax rate in fiscal 2001 benefited from the utilization of a foreign net operating loss carry forwards. The tax rate in fiscal 2000 included benefits from remaining net operating loss carry forwards for state income tax purposes.

         We had net income of $11.2 million, or $1.57 per share on a diluted basis, in fiscal 2001 compared to net income of $5.8 million, or $.86 per share on a diluted basis, in fiscal 2000.


Year ended January 31, 2000 ("fiscal 2000") compared to year ended January 31, 1999 ("fiscal 1999")

         Net sales were $149.6 million in fiscal 2000 compared to $121.6 million in fiscal 1999. Net sales increased as a result of increased sales of both licensed and non-licensed apparel. Net sales of licensed apparel increased by 35.0% to $61.9 million in fiscal 2000 from $45.9 million in fiscal 1999. Net sales of non-licensed apparel increased by 15.7% to $87.7 million in fiscal 2000 from $75.8 million in fiscal 1999. Sales of licensed apparel continued to increase as a percentage of net sales, and accounted for 41.4% of net sales in fiscal 2000 compared to 37.7% of net sales in fiscal 1999.

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

         Selling, general and administrative expenses were $28.1 million in fiscal 2000, including $2.7 million of expenses with respect to the BET Design Studio joint venture. Selling, general and administrative expenses in fiscal 1999 include a provision for $463,000 relating to the uncertainty of Indonesian assets. In the fourth quarter of fiscal 2000, we determined that the local economy in Indonesia had stabilized and the imminent threat of asset impairment relating to the facility was no longer present. As a result, selling, general and administrative expenses were reduced because we reversed this provision for the uncertainty of the Indonesian assets. Excluding the BET Design Studio expenses and the effect of uncertainty of the Indonesian provision and its reversal, selling, general and administrative expenses were $25.9 million in fiscal 2000 compared to $24.5 million in fiscal 1999. The increase in selling, general and administrative expenses is primarily attributable to increased advertising expenses ($1.4 million) and higher bonuses ($1.0 million), offset somewhat by lower rent expense ($500,000), salaries ($300,000), and professional fees ($200,000). As a percentage of net sales, selling, general and administrative expenses, excluding the BET Design Studio expenses and the effect of Indonesian provision and its reversal, were 17.3% in fiscal 2000 compared to 20.2% in fiscal 1999.

         On November 18, 1999, we announced that BET Design Studio, LLC, a joint venture with BET, would be dissolved. The joint venture was dissolved because it was not profitable and the urban market was saturated with similar products. In connection with this decision, a $1.6 million provision (including $798,000 allocable to BET's ownership interest) was recorded to cover the costs of dissolving the joint venture. Of this provision, $1.2 million was recorded as a non-recurring charge, and the balance was charged to cost of goods sold. The $1.6 million provision consists of approximately $1.1 million of writedowns relating to accounts receivables ($520,000), the impairment of fixed assets ($300,000), inventory ($182,000), and prepaid assets ($118,000). The balance of $480,000 relates to provisions for miscellaneous closing costs ($225,000), accrual for accounts payable and accrued expenses ($200,000), and severance ($55,000).

         Interest expense was $1.9 million in fiscal 2000 compared to $2.1 million in fiscal 1999. This decrease in interest expense is primarily attributable to lower average borrowings and interest income earned on excess cash at the beginning of the year.

         As a result of the foregoing, we had income before income taxes of $9.7 million in fiscal 2000 compared to a loss before income taxes of $1.7 million in fiscal 1999.

         Income taxes were $3.9 million in fiscal 2000 compared to an income tax benefit of $541,000 in fiscal 1999. Our effective tax rate for fiscal 2000 was 40.5% which included benefits from remaining net operating loss carry forwards for state income tax purposes. In fiscal 1999, our effective tax rate was 31.4% as a result of tax benefits derived from state net operating loss carry forwards and deferred tax benefits.

         We had net income of $5.8 million, or $.86 per share on a diluted basis, in fiscal 2000 compared to a net loss of $1.2 million, or $.18 per share on a diluted basis, in fiscal 1999.

Liquidity and Capital Resources

         Our loan agreement, which expires May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $64 million during the year. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

         Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (7.5% at April 19, 2001) or LIBOR plus 225 basis points (6.77% at April 19, 2001). The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under our loan agreement was approximately $44.9 million during each of fiscal 1999 and 2000 and $68.0 million during fiscal 2001. As of January 31, 2001, there were no direct borrowings, no banker's acceptances and $10.4 million of contingent liability under open letters of credit. As of January 31, 2000, there were no direct borrowings, no bankers' acceptances and $9.9 million of contingent liability under open letters of credit.

         On December 20, 1999, our Board of Directors authorized the repurchase of up to $1,000,000 worth of our common stock. We purchased 244,817 shares of our common stock at a total cost of $970,000. We concluded this buyback program in April 2000.

         PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The notes payable under this facility represent maximum borrowings as of January 31, 2001 of approximately $1.5 million. Subsequent to year-end, we reduced this line of credit by $550,000.

         We had $2.2 million of cash provided by operating activities in fiscal 2001 resulting primarily from net income of $11.2 million, a decrease of $5.4 million in accounts receivable and an increase of $5.0 million in accounts payable and accrued expenses. This was partially offset by an increase of $19.0 million in inventories. In addition, our purchase of certain assets from Gloria Gay Coats, LLC included $2.3 million of inventory. The Company's inventories increased in fiscal 2001 primarily due to an increase in raw materials inventory as a result of purchases of leather skins to meet higher anticipated sales volumes in fiscal 2002. We had $6.9 million of cash provided by operating activities in fiscal 2000 resulting primarily from our net income of $5.8 million. We had cash provided by operating activities of $2.3 million in fiscal 1999 as a reduction of $3.9 million in inventories more than offset our net loss of $1.2 million.

         We utilized $4.2 million of cash in investing activities during fiscal 2001. Our purchase of certain assets from Gloria Gay Coats, LLC amounted to $3.4 million (including $2.3 million of inventory) and we made capital expenditures of $852,000. We used $1.0 million of cash in fiscal 2000 and $1.7 million of cash in fiscal 1999 for capital expenditures. Historically, our business has not required significant capital expenditures. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements, and furniture, fixtures and equipment. In addition, capital expenditures include $580,000 in fiscal 2000 and $277,000 in fiscal 2001 for the expansion of our Indonesian factory.

         We used $3.4 million of cash in financing activities during fiscal 2001. Financing activities provided $1.4 million of cash in fiscal 2000 and $806,000 of cash in fiscal 1999. During fiscal year 2001, we repaid $1.8 million of debt related to BET Design Studio. In addition, BET's prior investment of $1.3 million in BET Design Studio was eliminated. We used $540,000 in fiscal 2001 and $430,000 in fiscal 2000 to purchase shares of our common stock on the open market. In fiscal 1999, we used $1.0 million to reduce notes payable and capital lease obligations, which was more than offset by cash and tax benefits related to the exercise of stock options and the disgorgement of profits related to stock sales by two of our officers.

         We believe that our cash on hand and cash generated by operations, together with the funds available under our loan agreement, will be sufficient to meet our capital and operating requirements through fiscal 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Impact of Inflation and Foreign Exchange

         Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We negotiate our purchase orders with foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products.

Interest Rate Exposure

         We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2002.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1- Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") relating to our Annual Meeting of Stockholders to be held on or about June 12, 2001, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information contained under the heading "Security Ownership of Common Stock by Certain Stockholders and Management" in our Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

 (a)     1.                Financial Statements.

         2.                Financial Statement Schedules.

                           The Financial Statements and Financial
                           Statement Schedules are listed in the
                           accompanying index to financial statements beginning on page F-1 of this report. All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are in applicable and therefore have been omitted.

         3.                Exhibits:

         3.1               Certificate of Incorporation.(1)

         3.2               By-Laws, as amended, of G-III Apparel Group, Ltd. (the
                           "Company").(6)

         10.1              Employment Agreement, dated February 1, 1994, between the
                           Company and Morris Goldfarb.(4)

         10.1(a)           Amendment, dated October 1, 1999, to the Employment
                           Agreement, dated February 1, 1994, between the Company and
                           Morris Goldfarb.(10)

         10.2              [Reserved]

         10.3              Fifth Amended and Restated Loan  Agreement, dated May 31,
                           1999, by and among G-III Leather Fashions, Inc.  ("G-III"), the banks signatories thereto (the "Banks"), and Fleet Bank, N.A.
                           ("Fleet Bank"), as Agent.(9)

         10.3(a)           Amendment No. 1 to the Fifth Amended and Restated Loan
                           Agreement, dated December 20, 1999, by and among G-III, the
                           Banks and Fleet Bank.(11)

         10.3(b)           Amendment No. 2 to the Fifth Amended and Restated Loan
                           Agreement, dated March 1, 2000, by and among G-III, the Banks and Fleet Bank.(11)

         10.3(c)           Amendment No. 3 to the Fifth Amended and Restated Loan
                           Agreement, dated April 7, 2000, by and among G-III, the Banks and Fleet Bank.(11)

         10.3(d)           Amendment No. 4 to the Fifth Amended and Restated Loan
                           Agreement, dated as of  May 24, 2000, by and among G-III, the
                           Banks and Fleet Bank.(12)

         10.3(e)           Amendment No. 5 to the Fifth Amended and Restated Loan
                           Agreement, dated as of July 14, 2000, by and among G-III, the
                           Banks and Fleet Bank.(13)

         10.3(f)           Amendment No. 6 to the Fifth Amended and Restated Loan
                           Agreement, dated as of January 10, 2001, by and among G-III, the
                           Banks and Fleet Bank.

         10.3(g)           Amendment No. 7 to the Fifth Amended and Restated Loan
                           Agreement, dated as of February 12, 2001, by and among G-III, the Banks and Fleet Bank.

         10.3(h)           Amendment No. 8 to the Fifth Amended and Restated Loan
                           Agreement, dated as of March 13, 2001, by and among G-III, the
                           Banks and Fleet Bank.

         10.4              [Reserved]

         10.5              [Reserved]

         10.6              Lease, dated  September 21, 1993, between Hartz Mountain
                           Associates and the Company.(3)

         10.6(a)           Lease renewal, dated May 27, 1999, between Hartz Mountain
                           Associates and the Company.

         10.7              Lease, dated June 1, 1993, between 512 Seventh Avenue
                           Associates  ("512") and the Company.(4)

         10.7(a)           Lease amendment, dated July 1, 2000, between 512 and the
                           Company.

         10.8              Lease, dated January 31, 1994, between 512 and the Company.(5)

         10.8(a)           Lease amendment, dated July 1, 2000, between 512 the Company.

         10.9              Assignment and assumption agreement dated July 1, 2000 between
                           BET Studio LLC and the Company of Lease dated May 1, 1997.

         10.9(a)           Lease amendment, dated July 1, 2000, between 512 the Company.

         10.10             G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.(4)

         10.11             G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee Directors.(2)

         10.12             G-III Apparel Group, Ltd. 1997 Stock Option Plan.(7)

         10.13             Letter  Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.(8)

         10.14             G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-
                           Employee Directors.(11)

         21                Subsidiaries of the Company.

         23                Consent of Ernst & Young LLP, dated April 27, 2001.

         23.1              Consent of Grant Thornton LLP, dated April 25, 2001

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

(6)      Previously filed as an exhibit to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

(7)      Previously filed as an exhibit to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended July 31,1997, which exhibit is incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

(9)      Previously filed as an exhibit to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended April 30, 1999, which exhibit is incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, which exhibit is incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000, which exhibit is incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000, which exhibit is incorporated herein by reference.


         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. We will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder therefor. All such requests should be directed to G-III Apparel Group, Ltd., 512 Seventh Avenue, 35th floor, New York, New York 10018,
Attention: Mr. Wayne S. Miller, Secretary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            G-III APPAREL GROUP, LTD.



                                            By  /s/ Morris Goldfarb
                                               ---------------------------------

                                                       Morris Goldfarb,
                                                       Chief Executive Officer
April 27, 2001

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

     Signature                                   Title                                   Date
    ---------                                    -----                                   ----
/s/ Morris Goldfarb        Director, Co-Chairman of the Board and Chief Executive   April 27, 2001
------------------------   Officer (principal executive officer)
Morris Goldfarb

/s/ Wayne Miller           Senior Vice President and Chief Financial Officer        April 27, 2001
------------------------   (principal financial and accounting officer)
Wayne Miller

/s/ Aron Goldfarb          Director and Co-Chairman of the Board                    April 27, 2001
------------------------
Aron Goldfarb

/s/ Lyle Berman
------------------------   Director                                                 April 27, 2001
Lyle Berman

/s/ Thomas J. Brosig
------------------------   Director                                                 April 27, 2001
Thomas J. Brosig

/s/ Alan Feller            Director                                                 April 27, 2001
------------------------
Alan Feller

/s/ Carl Katz              Director                                                 April 27, 2001
------------------------
Carl Katz

/s/ Willem van Bokhorst    Director                                                 April 27, 2001
------------------------
Willem van Bokhorst

/s/ Sigmund Weiss          Director                                                 April 27, 2001
------------------------
Sigmund Weiss

------------------------   Director                                                 April __, 2000
George J. Winchell

                   G-III Apparel Group, Ltd. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a))


                                                                                          Page
                                                                                          ----
Report of Independent Auditors, Ernst & Young LLP                                         F-2

Report of Independent Certified Public Accountants, Grant Thornton LLP                    F-3


Financial Statements

     Consolidated Balance Sheets - January 31, 2001 and 2000                              F-4

     Consolidated Statements of Operations - Years Ended
        January 31, 2001, 2000, and 1999                                                  F-5

     Consolidated Statement of Stockholders' Equity - Years
        Ended January 31, 1999, 2000, and 2001                                            F-6

     Consolidated Statements of Cash Flows - Years Ended
        January 31, 2001, 2000, and 1999                                                  F-7

     Notes to Consolidated Financial Statements                                       F-9 to F-29


Financial Statement Schedules

     II - Valuation and Qualifying Accounts                                               S-1


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
    G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheet of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended January 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2001, and the consolidated results of their operations and their cash flows for the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


New York, New York
March 22, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    G-III Apparel Group, Ltd.


We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for each of the two years in the period ended January 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON, LLP


New York, New York
March 31, 2000

                   G-III Apparel Group, Ltd. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
               (in thousands, except share and per share amounts)

                       ASSETS                                                2001                 2000
                                                                             ----                 -----
CURRENT ASSETS
    Cash and cash equivalents                                               $ 9,231              $14,530
    Accounts receivable                                                      11,528               16,597
    Allowance for doubtful accounts and sales discounts                      (4,242)              (3,892)
    Inventories                                                              42,450               21,175
    Prepaid expenses and other current assets                                 2,481                  894
                                                                            -------              -------
           Total current assets                                              61,448               49,304
PROPERTY, PLANT AND EQUIPMENT, NET                                            2,940                3,316
DEFERRED INCOME TAXES                                                         4,889                4,676
OTHER ASSETS                                                                  2,675                2,305
                                                                            -------              -------
                                                                            $71,952              $59,601
                                                                            =======              =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                           $ 1,500              $ 3,311
    Current maturities of obligations under capital leases                       80                  116
    Income taxes payable                                                      2,312                2,874
    Accounts payable                                                          7,411                5,875
    Accrued expenses                                                          8,190                4,714
    Accrued nonrecurring charges                                                 97                1,259
                                                                            -------              -------
           Total current liabilities                                         19,590               18,149
OTHER LONG-TERM LIABILITIES                                                     293                  419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; 1,000,000 shares authorized; no shares
       issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares;
       6,878,171 and 6,767,921 shares issued at January 31, 2001
       and 2000, respectively                                                    69                   68
    Additional paid-in capital                                               25,295               24,874
    Retained earnings                                                        27,675               16,521
                                                                            -------              -------
                                                                             53,039               41,463
     Less common stock held in treasury - 244,817 and 118,575 shares,
        at cost, at January 31, 2001 and 2000, respectively                    (970)                (430)
                                                                            -------              -------
                                                                             52,069               41,033
                                                                            -------              -------
                                                                            $71,952              $59,601
                                                                            =======              =======

The accompanying notes are an integral part of these statements.

                G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                            Year ended January 31,
                                                                            ----------------------
                                                                    2001               2000                1999
                                                                  --------           --------             ------
Net sales                                                         $187,057           $149,632            $121,644

Cost of goods sold                                                 136,099            110,710              95,393
                                                                  --------           --------            --------

         Gross profit                                               50,958             38,922              26,251

Selling, general and administrative expenses                        29,860             28,145              27,698

Unusual or non-recurring charge                                       (643)             1,200                (463)
                                                                  --------           --------            --------

         Operating profit (loss)                                    21,741              9,577                (984)

Interest and financing charges, net                                  2,839              1,857               2,115
                                                                  --------           --------            --------

         Income (loss) before minority interest
           and income taxes                                         18,902              7,720              (3,099)

Minority interest in (income) loss of joint venture                   (312)             1,994               1,378
                                                                  --------           --------            --------

         Income (loss) before income taxes                          18,590              9,714              (1,721)

Income tax (benefit)                                                 7,436              3,934                (541)
                                                                  --------           --------            --------

         NET INCOME (LOSS)                                        $ 11,154           $  5,780            $ (1,180)
                                                                  ========           ========            ========



INCOME (LOSS) PER COMMON SHARE:

    Basic:
        Net income (loss) per common share                        $   1.70           $    .86            $   (.18)
                                                                  ========           ========            ========

        Weighted average number of shares outstanding                6,562              6,712               6,539
                                                                  ========           ========            ========

    Diluted:
        Net income (loss) per common share                        $   1.57           $    .84            $   (.18)
                                                                  ========           ========            ========

        Weighted average number of shares outstanding                7,121              6,848               6,539
                                                                  ========           ========            ========


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended January 31, 1999, 2000, and 2001
                                 (in thousands)


                                                            Additional                      Common stock
                                            Common            paid-in        Retained         held in
                                             stock            capital        earnings         Treasury          Total
                                          ----------       -----------       ---------        --------       --------

Balance as of January 31, 1998                $65             $23,700          $11,921                         $35,686
Employee stock options exercised                2                 439                                              441
Tax benefit from exercise of options                              420                                              420
Disgorgement of stock sales profit by
    certain officers                                              208                                              208
Net loss for the year                                                           (1,180)                         (1,180)
                                              ---             -------          -------                         -------
Balance as of January 31, 1999                 67              24,767           10,741                          35,575

Employee stock options exercised                1                 107                                              108
Purchase of 118,575 shares, at cost                                                             $(430)            (430)
Net income for the year                                                          5,780                           5,780

                                              ---             -------          -------          -----          -------
Balance as of January 31, 2000                 68              24,874           16,521           (430)          41,033

Employee stock option exercised                 1                 240                                              241
Tax benefit from exercise of options                              181                                              181
Purchase of 126,242 shares, at cost                                                              (540)            (540)
Net income for the year                                                         11,154                          11,154
                                              ---             -------          -------          -----          -------

Balance as of January 31, 2001                $69             $25,295          $27,675          $(970)         $52,069
                                              ===             =======          =======          =====          =======

The accompanying notes are an integral part of this statement.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year ended January 31,
                                                                          ----------------------------------------------
                                                                            2001               2000                1999
                                                                          --------           --------             ------
Cash flows from operating activities
    Net income (loss)                                                      $11,154            $ 5,780             $(1,180)
                                                                           -------            -------             -------
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities
        Depreciation and amortization                                        1,160              1,438               1,372
        Minority interest                                                      312             (1,994)             (1,378)
        Deferred income tax benefit                                           (213)            (1,061)               (548)
        Changes in operating assets and liabilities
           Accounts receivable                                               5,419             (2,092)                804
           Inventories                                                     (19,027)            (4,820)              3,877
           Income taxes                                                       (562)             3,641              (1,740)
           Prepaid expenses and other current assets                        (1,587)                41                 823
           Deferred income taxes                                                                                       58
           Other assets                                                      1,783                (44)               (626)
           Accounts payable and accrued expenses                             5,012              5,353                 855
           Accrued non-recurring charge                                     (1,258)               624                 (73)
           Other long-term liabilities                                          34                  4                  67
                                                                           -------            -------             -------

                                                                            (8,927)             1,090               3,491
                                                                           -------            -------             -------

         Net cash provided by operating activities                           2,227              6,870               2,311
                                                                           -------            -------             -------

Cash flows from investing activities
    Capital expenditures                                                      (852)              (977)             (1,723)
    Capital dispositions                                                        90                                      5
    Purchase of certain assets of Gloria Gay Coats, LLC                     (3,402)
                                                                           -------            -------             -------

         Net cash used in investing activities                              (4,164)              (977)             (1,718)
                                                                           -------            -------             -------


                   G-III Apparel Group, Ltd. and Subsidiaries

                                 (in thousands)


                                                                                      Year ended January 31,
                                                                                      ----------------------
                                                                             2001               2000                1999
                                                                           --------           --------             ------

Cash flows from financing activities
    (Decrease) increase in notes payable, net                              $(1,811)           $   599            $   (766)
    Payments for capital lease obligations                                    (100)              (181)               (247)
    Investment in joint venture by Minority Partner                         (1,333)             1,300                 750
    Proceeds from exercise of stock options                                    241                102                 441
    Tax benefit from exercise of options                                       181                  6                 420
    Disgorgement of stock sales profit by certain officers                                                            208
    Purchase of common stock for Treasury                                     (540)              (430)
                                                                           -------            -------            --------

       Net cash (used in) provided by financing activities                  (3,362)             1,396                 806
                                                                           -------            -------            --------

       NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS                                              (5,299)             7,289               1,399

Cash and cash equivalents at beginning of year                              14,530              7,241               5,842
                                                                           -------            -------            --------

Cash and cash equivalents at end of year                                   $ 9,231            $14,530            $  7,241
                                                                           =======            =======            ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                            $ 2,780            $ 1,779            $  2,343
       Income taxes                                                        $ 8,050            $ 1,407            $  1,355


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        January 31, 2001, 2000, and 1999



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

         The Company consolidates the accounts of all its majority-owned subsidiaries. The fiscal year-end for the Company's Indonesian subsidiary is December 31, and is included in the Company's consolidation as of that date. The effect of the intervening period is not significant to the financial results of the Company. All material intercompany balances and transactions have been eliminated.

         Certain reclassifications have been made to conform to the fiscal 2001 presentation.

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

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



         NOTE A (continued)

     5.  Intangibles

         In January 2001, the Company purchased certain assets of Gloria Gay Coats, LLC for approximately $3.4 million. The excess of purchase price over net assets acquired of approximately $1.1 million has been recorded as an intangible and is being amortized using the straight-line method over eight years. The intangible is classified in other assets on the balance sheet.

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

                        January 31, 2001, 2000, and 1999



         NOTE A (continued)

     8.  Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     9.  Joint Ventures

         China
         -----
         In fiscal 1995, the Company entered into a joint venture agreement with a Chinese entity principally to operate a factory located in the People's Republic of China. The Company invested $542,000 to obtain a 39% interest in the joint venture company. The joint venture company has an initial term of twenty years. The Company accounts for the joint venture operations, which are not material, using the equity method of accounting.

         BET Design Studio
         -----------------
         In 1997, the Company formed BET Design Studio, LLC, a joint venture with Black Entertainment Television, Inc. ("BET") to produce a BET-branded clothing and accessory line. The Company had a 50.1% ownership interest in the joint venture and included the results of the joint venture less the share of the minority interest in its consolidated financial statements. Through March 31, 2000, the Company and BET had each contributed $3.8 million to the joint venture. In November, 1999, the Company and BET agreed to cease the operations of the joint venture (see Note E). The joint venture was dissolved effective as of January 31, 2001.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



         NOTE A (continued)

     10. Net Income (Loss) Per Common Share

         Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

         A reconciliation between basic and diluted earnings per share is as follows:


                                                               Years ended January 31,
                                                   -----------------------------------------------
                                                     2001                 2000              1999
                                                   --------             --------           -------
                                                       (in thousands, except per share amounts)

           Net income (loss)                        $11,154               $5,780           $(1,180)
                                                    =======               ======           =======

           Basic EPS:
               Basic common shares                    6,562                6,712             6,539
                                                    =======               ======           =======

               Basic EPS                            $  1.70               $ 0.86           $ (0.18)
                                                    =======               ======           =======

           Diluted EPS:
               Basic common shares                    6,562                6,712             6,539
               Plus impact of stock options             559                  136
                                                    -------               ------           --------

               Diluted common shares                  7,121                6,848             6,539
                                                    =======               ======           =======

               Diluted EPS                          $  1.57               $ 0.84            $(0.18)
                                                    =======               ======           =======


         Excluded from the above calculations are 217,000, 426,000, and 1,042,000 of stock options which were deemed to be antidilutive for the years ended January 31, 2001, 2000, and 1999, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



         NOTE A (continued)

     11. Stock-Based Compensation

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

     12. Use of Estimates

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

     13. Fair Value of Financial Instruments

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

     14. Advertising Costs

         The Company expenses advertising costs as incurred. Advertising costs charged to expense were $2.4 million, $3.0 million, and $2.6 million in fiscal 2001, 2000, and 1999, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE A (continued)

     15. Foreign Currency Translation

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

         The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in 2001, 2000, and 1999 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.


NOTE B - INVENTORIES

     Inventories consist of:

                                                          January 31,
                                               -----------------------------
                                                 2001                  2000
                                               --------              -------
                                               ------------(000's)----------

      Finished goods                            $17,605              $10,990
      Work-in-process                             1,707                  326
      Raw materials                              23,138                9,859
                                                -------              -------

                                                $42,450              $21,175
                                                =======              =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consist of:

                                                                                 January 31,
                                                                          2001               2000
                                                                        --------           ------
                                                                        ----------(000's)--------
      Machinery and equipment                                           $ 1,577            $ 1,398
      Leasehold improvements                                              4,923              5,069
      Transportation equipment                                              140                129
      Furniture and fixtures                                              1,704              1,695
      Computer equipment                                                  4,891              4,692
      Land and building (net of write-down of Indonesian
          factory; Note E)                                                  692                609
      Property under capital leases (Note E)
          Land                                                               55                 55
          Building                                                          185                185
          Computer equipment                                                                    74
                                                                        -------             ------

                                                                         14,167             13,906

      Less accumulated depreciation and amortization
          (including $200,000 and $237,000 on property
          under capital leases at January 31, 2001 and
          2000, respectively)                                            11,227             10,590
                                                                        -------            -------

                                                                        $ 2,940            $ 3,316
                                                                        =======            =======


                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE D - NOTES PAYABLE

     Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $1.5 million with an Indonesian bank, as of January 31, 2001 and 2000. Subsequent to year-end, the Company reduced this line of credit by $550,000.

     The Company's loan agreement, which expires May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $64 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

     All borrowings under the agreement bear interest at the option of the Company at either the prevailing prime rate (7.5% at April 19, 2001) or LIBOR plus 225 basis points (6.77% at April 19, 2001) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

     The weighted average interest rates were 9.3% and 8.2% as of January 31, 2001 and 2000, respectively.

     At January 31, 2001 and 2000, the Company was contingently liable under letters of credit in the amount of approximately $10.4 million and $9.9 million, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999


NOTE E - OTHER LIABILITIES

     Other long-term liabilities consist of:


                                                                    January 31,
                                                         -------------------------------
                                                           2001                    2000
                                                         --------                 ------
                                                         -------------(000's)-----------
       Non-recurring charges                              $131                     $227
       Capital lease obligations                                                     64
       Other                                               162                      128
                                                          ----                     ----

                                                          $293                     $419
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

     Fiscal Years 2000 and 2001
     --------------------------
     In November 1999, the Company formulated a plan to cease operations of the BET Design Studio joint venture. The joint venture generated approximately $2.4 million and $884,000 in revenues for the years ended January 31, 2000 and 1999, respectively. The Company incurred losses from the joint venture of approximately $2.0 million and $1.4 million for the years ended January 31, 2000 and 1999, respectively. In connection with the plan, the Company charged $1.6 million to unusual and non-recurring charges in the year ended January 31, 2000. Following the disposition of the remaining assets and liabilities, the excess amount of $643,000 was credited to unusual and non-recurring charges in the year ended January 31, 2001.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999

NOTE E (continued)

     Based on current estimates, management believes that existing accruals are adequate to cover the items presented below.

     The status of the components of the non-recurring charges was:

                                                                    Balance at             Current           Balance at
                                                                    January 31,            period            January 31,
                                                                       2000               activity              2001
                                                                   ------------           --------           -----------
                                                                   ------------------------(000's)----------------------
       Domestic operating lease obligation                           $  316                $   (88)             $228
       Dissolution of BET Design Studio                               1,170                 (1,170)
                                                                     ------                --------             ----
                                                                     $1,486                $(1,258)             $228
                                                                     ======                =======              ====

     The financing of one of the Company's properties is treated as a capital lease. The present value of minimum future obligations are calculated based on interest rates at the inception of the lease. This lease expires in October 2001. The future minimum lease payments at January 31, 2001 is $82,000, of which $2,000 represents interest and $80,000 is the present value of the minimum lease payments.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        January 31, 2001, 2000, and 1999

NOTE F - INCOME TAXES

     The income tax provision (benefit) is comprised of the following:


                                                                                   Year ended January 31,
                                                                   --------------------------------------------------------
                                                                    2001                  2000                   1999
                                                                   --------              --------               ------
                                                                   -------------------------(000's)------------------------
        Current
            Federal                                                 $ 5,993               $ 4,256               $   (52)
            State and city                                            1,230                   718                    45
            Foreign                                                     426                    20                    14
                                                                    -------               -------               -------

                                                                      7,649                 4,994                     7

        Deferred expense (benefit)                                     (213)               (1,060)                 (548)
                                                                    --------              --------              --------

                                                                    $ 7,436               $ 3,934               $  (541)
                                                                    =======               =======               =======

        Earnings (loss) before income taxes
            United States                                           $16,881               $ 9,557               $(1,956)
            Non-United States                                         1,709                   157                   235


The significant components of the Company's deferred tax asset at January 31, 2001 and 2000 are summarized as follows:

                                                                 2001                 2000
                                                               --------              -----
                                                              ------------(000's)------------
       Supplemental employee retirement plan                    $    90               $    60
       Officer bonus                                                440                   194
       Provision for bad debts and sales allowances               1,604                 1,374
       Depreciation                                               1,433                   902
       Inventory write-downs                                        942                   655
       Straight-line lease                                         (138)                    8
       Reserve for lease obligations                                 67                   126
       Property plant and equipment written off                                           616
       BET reserve on closure                                                             468
       Inventory capitalization for tax purposes                    242                   257
       Vacation accrual                                              99
       Advertising allowance                                        107
       Other                                                          3                    16
                                                              ---------              --------

                                                                $ 4,889               $ 4,676
                                                              =========              ========

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999


NOTE F (continued)

   The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                          Year ended             Year ended          Year ended
                                                                       January 31, 2001       January 31, 2000     January 31, 1999
                                                                  -----------------------  ---------------------  -----------------
                                                                                Percent                Percent              Percent
                                                                                  Of                     of                   of
                                                                    Amount       Income    Amount      income     Amount    income
                                                                  --------       ------   --------    --------   -------   --------
                                                                    (000's)                (000's)                 (000's)
    Provision (benefit) for Federal income taxes at
       the statutory rate                                           $ 6,507       35.0%   $ 3,400       35.0%       $(585)   (34.0)%
    State and city income taxes before utilization of State NOL
       carry forwards, net of Federal income tax benefit                774        4.2        624        6.5           30      1.8
    Effect of foreign taxable operations                               (236)      (1.3)       (35)       (.4)          66      3.8
    Effect of permanent differences resulting in
        Federal taxable income                                           21         .1         22         .2           35      2.0
    Utilization of NOL                                                                       (155)      (1.6)
    Other, net                                                          370        2.0         78         .8          (87)    (5.0)
                                                                   --------      -----   --------      ------      ------   ------
    Actual provision (benefit) for income taxes                     $ 7,436       40.0%   $ 3,934       40.5%       $(541)   (31.4)%
                                                                   ========      =====   ========      ======      ======   ======


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.9 million at January 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

                   G-III Apparel Group, Ltd. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        January 31, 2001, 2000, and 1999



NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 2001 are:


                                                                                      Sublease
                                                                    Gross              income                Net
                                                                    -------          ----------             -----
                                                                    --------------------(000's)---------------------
      Year ending January 31,
          2002                                                     $ 1,990            $   192               $ 1,798
          2003                                                       1,905                199                 1,706
          2004                                                       1,822                 17                 1,805
          2005                                                       1,808                                    1,808
          2006                                                       1,129                                    1,129
      Thereafter                                                     7,251                                    7,251
                                                                    ------             ------                ------
                                                                   $15,905            $   408               $15,497
                                                                    ======             ======                ======


     In April 1988, 345 West 37th Street Corp. ("345 West"), a property owned by two principal stockholders (Note J), received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at 8.25%. The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $284,000 and $382,000 as of January 31, 2001 and 2000, respectively. In conjunction with closing this domestic facility (described in Note E), the Company has reflected $228,000 and $316,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 2001 and 2000, respectively.

     Rent expense on the above operating leases (including amounts leased from 345 West) for the years ended January 31, 2001, 2000, and 1999 was approximately $1,768,000, $1,187,000, and $1,631,000, respectively, net of sublease income of $289,000, $984,000, and $775,000, respectively.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE G (continued)

     The Company has entered into license agreements that provide for royalty payments from 5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $4,858,000, $5,228,000, and $4,689,000 for the years ended January 31,
     2001, 2000, and 1999, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

         Year ending January 31,                    Amount
         -----------------------                    ------
             2002                                 $ 5,317,000
             2003                                   3,882,000
             2004                                   2,792,000
             2005                                   2,562,000
                                                   ----------
                                                  $14,553,000
                                                   ==========

     The Company has an employment agreement with its chief executive officer which expires on January 31, 2004. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

     In January 2001, the Company purchased certain assets of Gloria Gay Coats, LLC (see Note A). The Company is contractually obligated to make certain contingent payments if the division meets certain performance criteria.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE H - STOCKHOLDERS' EQUITY

     Certain agreements entered into by the Company in connection with loans by the Agency and Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements prohibit the payment of cash dividends without consent.

     Treasury Stock

     On December 20, 1999, the Board of Directors authorized the Company to repurchase up to $1,000,000 worth of shares of the Company's common stock. As of January 31, 2001, the Company purchased 244,817 shares of its common stock at a total cost of $970,000. The Company concluded its buyback program in April 2000.

     Stock Options

     The Company's stock plans authorize the granting of 1,880,000 options to executive and key employees and 81,500 to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended January 31, 2001, 2000, and 1999 would have been as follows:


                                                                                2001            2000             1999
                                                                               -------       --------        --------
      Net income (loss) - as reported                                         $ 11,154       $ 5,780         $(1,180)
      Net income (loss) - adjusted                                            $ 10,900       $ 5,390         $(1,494)
      Diluted earnings (loss) per share - as reported                         $   1.57       $   .84         $  (.18)
      Diluted earnings (loss) per share - adjusted                            $   1.53       $   .79         $  (.23)

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999


NOTE H (continued)

     The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $4.24, $1.77, and $2.58 per option, respectively.
     The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. Such compensation calculation may not be representative of the future effects of applying SFAS 123. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2001, 2000, and 1999, respectively:


                                                                     2001                 2000                  1999
                                                                 ----------            ----------             ------
         Expected stock price volatility                           72.9%                 71.1%                 61.8%
         Expected lives of options
            Directors and officers                                  7 years               7 years               7 years
            Employees                                               6 years               6 years               6 years
         Risk-free interest rate                                    6.0%                  6.1%                  5.4%
         Expected dividend yield                                    0%                    0%                    0%


     Information regarding these option plans for 2001, 2000, and 1999 is as follows:


                                                2001                        2000                        1999
                                       ------------------------   ------------------------      -----------------------
                                                      Weighted                    Weighted                     Weighted
                                                       average                     average                      Average
                                                      exercise                    exercise                     Exercise
                                        Shares          price       Shares          price         Shares         Price
                                       --------       --------    ---------        -------      ---------      --------
        Options outstanding at
          beginning of year           1,279,800        $2.97      1,042,100         $2.86      1,133,020        $2.56

        Exercised                      (110,250)        2.17        (50,000)         2.15       (211,645)        2.08
        Granted                          81,000         6.07        289,750          2.54        124,150         4.18
        Cancelled or forfeited           (7,300)        3.59         (2,050)         2.98         (3,425)        2.00
                                     ----------                   ----------                     -------

        Options outstanding at
          end of year                 1,243,250        $3.23      1,279,800         $2.97      1,042,100        $2.86
                                      =========                  ==========                    =========

        Exercisable                     818,736        $2.98        817,550         $2.83        789,140        $2.47
                                        =======                     =======                      =======

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE H (continued)

     The following table summarizes information about stock options outstanding:


                                                            Weighted                           Number
                                        Number out-          average         Weighted        exercisable       Weighted
                                      standing as of        remaining         average          as of            average
            Range of                    January 31,       contractual        exercise        January 31,       exercise
        exercise prices                    2001               life             price            2001             price
        ---------------               --------------      -----------       -----------    ------------        -------
          $1.62-$3.00                     784,682           4.8 years         $2.23           576,738           $2.21
          $3.01-$6.50                     458,568           7.0 years         $4.95           241,998           $4.82
                                        ---------                                             -------
                                        1,243,250                                             818,736
                                        =========                                             =======


     Included in the above outstanding options as of January 31, 2001, 2000, and 1999 are 25,000 options with an exercises price of $6.50 and 25,000 options with an exercise price of $5.50 for which the fair value at the date of grant was $3.75. All other options were issued at an amount equal to the fair market value at the date of grant.


NOTE I - MAJOR VENDORS AND CUSTOMERS

     For the years ended January 31, 2001, 2000, and 1999, one customer accounted for 21.1%, 24.6%, and 21.6%, respectively, of the Company's net sales, which primarily purchases non-licensed apparel.

     The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999


NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended January 31, 2001, 2000, and 1999, G-III leased space from 345 West (Note G). Operating expenses paid by G-III to 345 West during the years ended January 31, 2001, 2000, and 1999, amounted to approximately $233,000, $280,000, and $200,000, respectively.

     An executive of the Company owns approximately a 14% equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. In addition, an outside director of the Company owns approximately a 3% direct and 14% indirect equity interest on a fully diluted basis of Wilsons. During the years ended January 31, 2001, 2000 and 1999, Wilsons accounted for approximately $13,121,000, $8,620,000, and $8,183,000, respectively, of the Company's net sales. At January 31, 2001, the Company owed Wilsons $253,000. Accounts receivable from Wilsons at January 31, 2000 were approximately $183,000.


NOTE K - PENSION PLANS

     The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $157,000, $122,000, and $150,000, for the years ended January 31, 2001, 2000, and 1999, respectively.

     G-III contributed approximately $58,000, $65,000, and $57,000 for the years ended January 31, 2001, 2000, and 1999, respectively, to a multi-employer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by G-III and contributions are determined in accordance with the provisions of a negotiated labor contract. Information with respect to G-III's proportionate share of the excess, if any, of the actuarial computed value by vested benefits over the total of the pension plan's new assets is not available from the plan's administrator.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE L - SEGMENTS

     The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:


                                                      2001                       2000                      1999
                                              ------------------------    ---------------------     ---------------------
                                                                Non-                     Non-                      Non-
                                               Licensed       Licensed    Licensed     Licensed     Licensed     Licensed
                                               --------       --------    --------     --------     --------     --------
        Net sales                                $70,855     $116,202      $61,900      $87,732      $45,854      $75,790
        Cost of goods sold                        49,738       86,361       44,100       66,610       35,257       60,136
                                                  ------       ------       ------       ------       ------       ------

        Gross profit                              21,117       29,841       17,800       21,122       10,597       15,654

        Selling, general and
          administrative                          13,687       16,173       10,113       18,032        7,996       19,702

        Unusual or non-recurring charge                          (643)                    1,200                      (463)
                                                  ------       ------       ------       ------       ------       ------


        Operating profit (loss)                    7,430       14,311        7,687        1,890        2,601       (3,585)

        Interest expense                           1,067        1,772          491        1,366          480        1,635
                                                  ------       ------       ------       ------       ------       ------

        Income (loss) before minority
          interest and income taxes                6,363       12,539        7,196          524        2,121       (5,220)

        Minority interest                                        (312)                    1,994                     1,378
                                                  ------       ------       ------       ------       ------       ------


        Income (loss) before income
          taxes                                   $6,363      $12,227       $7,196       $2,518       $2,121      $(3,842)
                                                  ======       ======        =====        =====        =====       ======

     Commission fee income was $6.2 million, $3.6 million, and $3.5 million for fiscal 2001, 2000, and 1999, respectively. This fee income is included in non-licensed net sales and gross profit. The Company allocates all expenses to its two reportable segments.


                                                  2001                        2000                         1999
                                       --------------------------    -------------------------    -----------------------
                                                    Long-Lived                    Long-Lived                   Long-Lived
                                       Revenues         Assets       Revenues         Assets       Revenues        Assets
                                       --------     ------------     --------     ------------     --------    ----------
        Geographic region
            United States               $181,215       $  8,306       $147,001       $  8,294      $118,976       $7,482
            Non-United States              5,842          2,329          2,631          2,003         2,668        1,476
                                       ---------        -------      ---------        -------     ---------       ------

                                        $187,057        $10,635       $149,632        $10,297      $121,644       $8,958
                                         =======         ======        =======         ======       =======        =====

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE L (continued)

     Included in finished goods inventory at January 31, 2001, 2000, and 1999 are $8.5 million and $8.9 million, $5.8 million, and $5.2 million, and $5.2 million, and $7.8 million, respectively, of licensed and non-licensed inventories, respectively. All other assets are commingled.


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data in thousands except per share numbers for the fiscal years ended January 31, 2001 and 2000 are as follows:


                                                                                  Quarter ended
                                                           -------------------------------------------------------------
                                                           April 30,         July 31,        October 31,     January 31,
                                                              2000            2000              2000             2001
                                                           ---------        --------        ------------     -----------
     January 31, 2001
        Net sales                                          $10,578           $47,385          $87,955          $41,139
        Gross profit                                         2,180            13,798           25,308            9,672
        Net income (loss)                                   (2,519)            3,447            9,468              758 (a)

        Net income (loss) per common share
          Basic                                             $(0.38)            $0.53            $1.45            $0.12
          Diluted                                            (0.38)             0.49             1.31             0.11

                                                                                   Quarter ended
                                                           -------------------------------------------------------------
                                                           April 30,         July 31,        October 31,     January 31,
                                                              1999             1999             1999            2000
                                                           ---------        ---------        -----------     -----------
     January 31, 2000
        Net sales                                         $  8,470           $33,246          $74,544          $33,372
        Gross profit                                           833             9,485           20,535            8,069
        Net income (loss)                                   (3,433)            1,599            6,917 (a)          697 (b)

        Net income (loss) per common share
          Basic                                            $ (0.51)            $0.24            $1.03            $0.10
          Diluted                                            (0.51)             0.24             1.01             0.10



(a) Includes items associated with the disposition of the BET Design Studio joint venture as follows: January 31, 2001 - $192,000 income, net of tax, or $0.03 per diluted share. October 31, 1999 - $451,000 expense, net of tax, or $0.07 per diluted share.

(b) Includes $365,000 income, net of tax, or $0.05 per diluted share associated with the disposition of the BET Design Studio joint venture and the Indonesia subsidiary.

                   G-III Apparel Group, Ltd. and Subsidiaries

                        January 31, 2001, 2000, and 1999



NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED
         ACCOUNTING PRONOUNCEMENTS

     Derivatives

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS NO. 133"), "Accounting for Derivative Instruments and Hedging Activities," and its amendment statements 137 and 138, in June 1999 and June 2000, respectively, which the Company is required to adopt on February 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 does not have a material effect on the Company's financial statements.


NOTE O - COMPREHENSIVE INCOME

     As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the years ended January 31, 2001, 2000, and 1999, other comprehensive income was not material.


NOTE P - EFFECT OF INDONESIAN ECONOMY

     In 1998, many Asia/Pacific countries, including Indonesia, experienced an economic crisis mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis had also involved declining prices in shares listed on the Indonesian stock exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property. There were frequent riots and many businesses suffered losses. As a result, in 1998, the Company reserved $463,000 against certain assets due to the probable threat that the Indonesian government would seize the assets of the Company. In the fourth quarter of fiscal 2000, the economic situation had stabilized and the threat for loss of assets was no longer probable, as a result, the Company reversed its reserve. In fiscal 2001, Indonesia again experienced significant currency devaluation and political instability. The Company remains committed to its Indonesian operations.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



              Column A                            Column B              Column C               Column D         Column E
              --------                           ---------              --------               --------        ---------

                                                                       Additions
                                                                ----------------------
                                                                    (1)           (2)
                                                 Balance at     Charged to      Charged                        Balance at
                                                  beginning      costs and     to other       Deductions         end of
             Description                          of period      expenses      accounts           (a)            period
             -----------                         -----------    -----------    --------      ------------      --------
Year ended January 31, 2001
    Deducted from asset accounts
       Allowance for doubtful accounts              $  806         $   30                        $  370           $  466
       Allowance for sales discounts                 3,086          4,937                         4,247            3,776
                                                     -----          -----                         -----            -----

                                                    $3,892         $4,967                        $4,617           $4,242
                                                     =====          =====                         =====            =====


Year ended January 31, 2000
    Deducted from asset accounts
       Allowance for doubtful accounts              $  499         $  539                        $  232           $  806
       Allowance for sales discounts                 1,168          4,914                         2,996            3,086
                                                     -----          -----                        ------            -----

                                                    $1,667         $5,453                        $3,228           $3,892
                                                     =====          =====                         =====            =====

Year ended January 31, 1999
    Deducted from asset accounts
       Allowance for doubtful accounts              $  685         $   23                        $  209           $  499
       Allowance for sales discounts                   562          2,146                         1,540            1,168
                                                    ------          -----                         -----            -----

                                                    $1,247         $2,169                        $1,749           $1,667
                                                     =====          =====                         =====            =====


(a)  Accounts written off as uncollectible, net of recoveries.


                                       S-1


                             STATEMENT OF DIFFERENCES
                             ------------------------

The trademark symbol shall be expressed as............................'TM'
The section symbol shall be expressed as..............................'SS'