Form 10-Q
period 2001-04-30
G III APPAREL GROUP LTD /DE/
filed 2001-06-08
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  April 30, 2001
                              ------------------
                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _____________

Commission File Number   0-18183
                      -------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

          Delaware                                  41-1590959
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


     512 Seventh Avenue, New York, New York                  10018
  --------------------------------------------        ---------------------
    (Address of Principal Executive Office)               (Zip Code)

                                 (212) 403-0500
             -------------------------------------------------------
              (Registrant's telephone number, including area code)



             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
     ------              ------

The number of outstanding shares of the registrant's Common Stock as of June 1, 2001 was 6,665,364.


Part I    FINANCIAL INFORMATION                                                                         Page No.

    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        April 30, 2001 and January 31, 2001...............................................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        April 30, 2001 and 2000...........................................................4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended
                        April 30, 2001 and 2000...........................................................5

                Notes to Condensed Consolidated Financial Statements......................................6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................................................................8


* The Balance Sheet at January 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                      ASSETS                                          APRIL 30,           JANUARY 31,
                                                                                       2001                  2001
                                                                                    (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                          $   319              $ 9,231
    Accounts receivable                                                                 10,662               11,528
    Allowance for doubtful accounts and sales discounts                                 (3,165)              (4,242)
    Inventories - net                                                                   72,063               42,450
    Prepaid expenses and other current assets                                            4,265                2,481
                                                                                       -------              -------
           Total current assets                                                         84,144               61,448
PROPERTY, PLANT AND EQUIPMENT, NET                                                       2,851                2,940
DEFERRED INCOME TAXES                                                                    4,889                4,889
OTHER ASSETS                                                                             2,795                2,675
                                                                                       -------              -------
                                                                                       $94,679              $71,952
                                                                                       =======              =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                      $24,737              $ 1,500
    Current maturities of obligations under capital leases                                  56                   80
    Income taxes payable                                                                   146                2,312
    Accounts payable                                                                    13,250                7,411
    Accrued expenses                                                                     6,869                8,190
    Accrued nonrecurring charges                                                            99                   97
                                                                                       -------              -------
           Total current liabilities                                                    45,157               19,590
OTHER LONG-TERM LIABILITIES                                                                267                  293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized, 20,000,000 shares; 6,909,981 and
      6,878,171 shares issued at April 30, 2001 and January 31, 2001, respectively          69                   69
    Additional paid-in capital                                                          25,373               25,295
    Retained earnings                                                                   24,783               27,675
                                                                                       -------              -------
                                                                                        50,225               53,039
    Less common stock held in treasury - 244,817 shares at
        April 30, 2001 and January 31, 2001, at cost                                      (970)                (970)
                                                                                       -------              -------
                                                                                        49,255               52,069
                                                                                       -------              -------
                                                                                       $94,679              $71,952
                                                                                       =======              =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                ----------------------------
                                                                                        (Unaudited)

                                                                                 2001                     2000
                                                                                 ----                     ----
Net sales                                                                      $ 17,167                 $ 10,578

Cost of goods sold                                                               14,217                    8,398
                                                                                 ------                    -----

         Gross profit                                                             2,950                    2,180

Selling, general and administrative expenses                                      7,465                    6,302
                                                                                 ------                    -----

         Operating loss                                                          (4,515)                  (4,122)

Interest and financing charges, net                                                 305                       85
                                                                                 ------                    -----

         Loss before minority interest                                           (4,820)                  (4,207)
           and income taxes

Minority interest in loss of joint venture                                                                     9
                                                                                 ------                   ------

         Loss before income taxes                                                (4,820)                  (4,198)

Income tax benefit                                                               (1,928)                  (1,679)
                                                                                 ------                   ------

         Net loss                                                              $ (2,892)                $ (2,519)
                                                                               ========                 ========


LOSS PER COMMON SHARE:

    Basic and Diluted:

        Net loss per common share                                              $ (0.44)                 $ (0.38)
                                                                               =======                  =======

        Weighted average number of shares outstanding                        6,645,047                6,614,379
                                                                             =========                =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                ----------------------------
                                                                                        (Unaudited)
                                                                                2001                      2000
                                                                             -------                    -------
Cash flows from operating activities
    Net loss                                                                $ (2,892)                  $ (2,519)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                                            280                        193
        Minority interest                                                                                    (9)
        Changes in operating assets and liabilities:
           Accounts receivable                                                  (211)                     7,038
           Inventories                                                       (29,613)                   (16,784)
           Income taxes                                                       (2,166)                    (4,572)
           Prepaid expenses and other current assets                          (1,784)                      (995)
           Other assets                                                           49                        (49)
           Accounts payable and accrued expenses                               4,518                     (1,583)
           Accrued nonrecurring charge                                           (24)                      (205)
           Other long term liabilities                                                                       50
                                                                            --------                   --------

         Net cash used in operating activities                               (31,843)                   (19,435)
                                                                            --------                   --------

Cash flows from investing activities
    Capital expenditures                                                        (155)                      (120)
    Capital dispositions                                                                                     16
    Purchase of certain assets of Gloria Gay Coats, LLC                         (205)
                                                                            --------                   --------

         Net cash used in investing activities                                  (360)                      (104)
                                                                            --------                   --------

Cash flows from financing activities
    Increase in notes payable, net                                            23,237                      5,180
    Payments for capital lease obligations                                       (24)                       (23)
    Investment in joint venture by minority partner                                                       1,012
    Purchase of common stock for Treasury                                                                  (540)
    Proceeds from exercise of stock options                                       78
                                                                            --------                   --------

         Net cash from financing activities                                   23,291                      5,629
                                                                            --------                   --------

       Net decrease in cash and cash equivalents                              (8,912)                   (13,910)

Cash and cash equivalents at beginning of period                               9,231                     14,530
                                                                            --------                   --------

Cash and cash equivalents at end of period                                  $    319                   $    620
                                                                            ========                   ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                             $    356                   $    150
       Income taxes                                                         $    558                   $  2,865

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three month period ended April 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 2001.

Certain reclassifications have been made to conform to the fiscal 2001 presentation.

Note 2 - Inventories

        Inventories consist of:

                                                                    April  30,           January 31,
                                                                       2001                 2001
                                                                    ----------           -----------
                                                                            (in thousands)
       Finished products                                              $ 33,958          $ 17,605
       Work-in-process                                                   8,090             1,707
       Raw materials                                                    30,015            23,138
                                                                      --------          --------

                                                                      $ 72,063          $ 42,450
                                                                      ========          ========

Note 3 - Net Loss Per Common Share

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $64 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $23.8 million outstanding at April 30, 2001 and no loan balance outstanding at January 31, 2001 under this agreement.

Notes payable also includes borrowings by PT Balihides, the Company's Indonesian subsidiary, under a credit facility with an Indonesian bank. During the three month period ended April 30, 2001, the Company began to reduce the amount of this foreign debt. There were notes payable outstanding under this facility of $950,000 as of April 30, 2001 and $1.5 million as of January 31, 2001. Subsequent to April 30, 2001, notes payable outstanding under this facility were further reduced to $800,000.

Note 5 - Nonrecurring Charge

The nonrecurring charge refers to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. The balance of $204,000 at April 30, 2001 and $228,000 at January 31, 2001 relates to the remaining obligation under an operating lease obligation. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $105,000 and $131,000 of nonrecurring charges at April 30, 2001 and January 31, 2001, respectively.

Note 6 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

                                                                            THREE MONTHS ENDED APRIL 30,
                                                                      2001                               2000
                                                                      ----                               ----
                                                                               Non-                               Non-
                                                           Licensed         Licensed           Licensed         Licensed
                                                           --------         --------           --------         --------
       Net sales                                            $  8,310        $   8,857          $  6,680          $  3,898
       Cost of goods sold                                      6,868            7,349             5,051             3,347
                                                            --------        ---------          --------          --------
       Gross profit                                            1,442            1,508             1,629               551
       Selling, general and administrative                     3,924            3,541             3,036             3,266
                                                            --------        ---------          --------          --------
       Operating loss                                         (2,482)          (2,033)           (1,407)           (2,715)
       Interest expense (income)                                 102              203               (27)              112
                                                            --------        ---------          --------          --------
       Loss before minority
         interest and income taxes                            (2,584)          (2,236)           (1,380)           (2,827)
       Minority interest                                                                                                9
                                                            --------        ---------          --------          --------
       Loss before income taxes                             $ (2,584)       $  (2,236)         $ (1,380)         $ (2,818)
                                                            ========        =========          ========          ========


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

Results of Operations

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during our fiscal year. Net sales for the three months ended April 30, 2001 were $17.2 million compared to $10.6 million for the same period last year. The increase in net sales during the quarter was attributable to a $5.0 million increase in sales of non-licensed apparel and a $1.6 million increase in sales of licensed apparel.

Gross profit was $3.0 million, or 17.2% of net sales, for the three month period ended April 30, 2001 compared to $2.2 million, or 20.6% of net sales, for the same period last year. Gross profit as a percentage of net sales decreased due to selling a greater proportion of lower-margin product than last year and an increase in close-out sales for inventory management purposes compared to the same period last year.

Selling, general and administrative expenses were $7.5 million for the three month period ended April 30, 2001 compared to $6.3 million for the same period last year. The increase over the prior year is primarily the result of increased personnel and advertising expenses incurred in connection with our new product lines for Jones New York, Cole Haan and Caterpillar.

Interest expense and finance charges for the three month period ended April 30, 2001 were $305,000 compared to $85,000 for the comparable period last year. The increase in interest expense resulted primarily from higher borrowings needed to support the increase in our inventory compared to last year as orders for fall merchandise deliveries are at a higher level than in the prior year.

Income tax benefit of $1.9 million reflects an effective tax rate of 40% for the three months ended April 30, 2001 compared to an income tax benefit of $1.7 million which reflected the same effective tax rate in the comparable period last year.

As a result of the foregoing, for the three months ended April 30, 2001, we had a net loss of $2.9 million, or $0.44 per share, compared to a net loss of $2.5 million, or $0.38 share, for the comparable period last year.

Liquidity and Capital Resources

Our loan agreement, which expires on May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $64 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $23.8 million outstanding at April 30, 2001 and no loan balance outstanding at January 31, 2001 under this agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (7.0% as of June 1, 2001) or LIBOR plus 225 basis points (6.3% at June 1, 2001). All borrowings are collateralized by the assets of our Company. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2001, direct borrowings were $23.8 million and contingent liability under open letters of credit was approximately $15.7 million compared to direct borrowings of $7.0 million and contingent liability under open letters of credit of approximately $21.8 million as of April 30, 2000. The increase in borrowings under our credit facility compared to last year resulted primarily from the increase in our inventories.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. During the three month period ended April 30, 2001, the Company began to reduce the amount of this foreign debt. There were notes payable outstanding under this facility of approximately $950,000 as of April 30, 2001 and $1.5 million as of January 31, 2001. Subsequent to April 30, 2001, notes payable outstanding under this facility were further reduced to $800,000.

In November 1999, along with Black Entertainment Television ("BET"), we decided to discontinue our BET Design Studio joint venture. The joint venture was started in February 1997 to provide a BET-branded clothing and accessory line. BET and us each contributed $3.8 million to this joint venture, of which $1.0 million was contributed during the quarter ended April 30, 2000. The final distribution from the joint venture company was made in January, 2001.

On December 20, 1999, our Board of Directors authorized the repurchase of up to $1,000,000 worth of our common stock. We purchased 244,817 shares of our common stock at a total cost of $970,000. We concluded this buyback program in the quarter ended April 30, 2000, when we expended $540,000 to purchase our shares.

Effect of Recently Issued Accounting Pronouncements

Derivatives

Effective February 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Due to the immaterial amount of derivative and hedging activity within the Company, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         G-III APPAREL GROUP, LTD.
                                                  (Registrant)




Date:    June 8, 2001                    By: /s/ Morris Goldfarb
                                             -----------------------------
                                             Morris Goldfarb
                                             Chief Executive Officer



Date:    June 8, 2001                    By: /s/ Wayne S. Miller
                                             -----------------------------
                                             Wayne S. Miller
                                             Chief Financial Officer