Form 10-Q
period 2001-07-31
G III APPAREL GROUP LTD /DE/
filed 2001-09-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        July 31, 2001
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------
Commission File Number                           0-18183
                       ---------------------------------------------------------
                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

          Delaware                                          41-1590959
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

            512 Seventh Avenue, New York, New York             10018
         ---------------------------------------------------------------
            (Address of Principal Executive Office)          (Zip Code)

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

Yes  [X]             No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2001.

Common Stock, $.01 par value per share: 6,689,804 shares.

Part I          FINANCIAL INFORMATION                                                                Page No.
    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        July 31, 2001 and January 31, 2001................................................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended
                        July 31, 2001 and 2000............................................................4

                Condensed Consolidated Statements of Operations -
                        For the Six Months Ended
                        July 31, 2001 and 2000............................................................5

                Condensed Consolidated Statements of Cash Flows -
                        For the Six Months Ended
                        July 31, 2001 and 2000............................................................6

                Notes to Condensed Consolidated Financial Statements......................................7

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................9

*   The Balance  Sheet at January  31, 2001 has been taken from the audited  financial  statements  at that date.  All other  financial statements are unaudited.

Part II         OTHER INFORMATION

    Item 4.     Submission of Matters to a Vote of Stockholders..........................................12

    Item 6.     Exhibits and Reports on Form 8-K........................................................ 12

                (a)      Exhibits

                         1.   Amendment No. 9 to the Fifth Amended and Restated Loan Agreement, dated as of May 31, 2001 by and among G-III, the Banks and Fleet Bank.

                         2.   Amendment No. 10 to the Fifth Amended and Restated Loan Agreement, dated as of July 27, 2001, by and among G-III, the Banks and Fleet Bank.

                   G-III Apparel Group, Ltd. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                       ASSETS                                             JULY 31,           JANUARY 31,
                                                                                            2001                 2001
                                                                                            ----                 ----
                                                                                         (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                            $    1,433           $   9,231
    Accounts receivable                                                                      49,355              11,528
    Allowance for doubtful accounts and sales discounts                                      (4,636)             (4,242)
    Inventories - net                                                                        83,650              42,450
    Prepaid expenses and other current assets                                                 7,410               2,481
                                                                                           --------            --------
           Total current assets                                                             137,212              61,448
PROPERTY, PLANT AND EQUIPMENT, NET                                                            2,896               2,940
DEFERRED INCOME TAXES                                                                         4,889               4,889
OTHER ASSETS                                                                                  2,904               2,675
                                                                                           --------            --------
                                                                                           $147,901            $ 71,952
                                                                                           ========            ========



                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable                                                                          $ 63,599            $  1,500
    Current maturities of obligations under capital leases                                       32                  80
    Income taxes payable                                                                      2,117               2,312
    Accounts payable                                                                         23,642               7,411
    Accrued expenses                                                                          4,928               8,190
    Accrued nonrecurring charges                                                                101                  97
                                                                                           --------            --------
           Total current liabilities                                                         94,419              19,590

OTHER LONG-TERM LIABILITIES                                                                     292                 293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
      20,000,000 shares; 6,934,521 and 6,878,171 shares issued
      at July 31, 2001 and January 31, 2001, respectively                                        69                  69
    Additional paid-in capital                                                               25,423              25,295
    Retained earnings                                                                        28,668              27,675
                                                                                           --------            --------
                                                                                             54,160              53,039
      Less common stock held in treasury - 244,817 shares at
         July 31, 2001 and January 31, 2001, at cost                                           (970)               (970)
                                                                                           --------            --------
                                                                                             53,190              52,069
                                                                                           --------            --------
                                                                                           $147,901            $ 71,952
                                                                                           ========            ========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                            THREE MONTHS ENDED JULY 31,
                                                                            ---------------------------
                                                                                    (Unaudited)
                                                                             2001                   2000
                                                                             ----                   ----

Net sales                                                                   $62,913                $47,385

Cost of goods sold                                                           46,298                 33,587
                                                                             ------                 ------
         Gross profit                                                        16,615                 13,798

Selling, general and administrative expenses                                  9,027                  7,280
                                                                             ------                 ------
         Operating income                                                     7,588                  6,518

Interest and financing charges, net                                           1,113                    787
                                                                             ------                 ------
         Income before income taxes                                           6,475                  5,731

Income tax expense                                                            2,590                  2,284
                                                                             ------                 ------
         Net income                                                         $ 3,885                $ 3,447
                                                                             ======                 ======
INCOME PER COMMON SHARE:

    Basic:
    -----
        Net income per common share                                        $   0.58                 $ 0.53
                                                                          =========              =========
        Weighted average number of shares outstanding                     6,678,639              6,524,360
                                                                          =========              =========
    Diluted:
    -------
        Net income per common share                                        $   0.52              $    0.49
                                                                            =======               ========
        Weighted average number of shares outstanding                     7,456,050              7,048,484
                                                                          =========              =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                                   SIX MONTHS ENDED JULY 31,
                                                                                   -------------------------
                                                                                          (Unaudited)

                                                                                 2001                   2000
                                                                                 ----                   ----

Net sales                                                                      $ 80,080                $57,963

Cost of goods sold                                                               60,515                 41,985
                                                                                 ------                 ------
         Gross profit                                                            19,565                 15,978

Selling, general and administrative expenses                                     16,492                 13,582
                                                                                 ------                 ------
         Operating income                                                         3,073                  2,396

Interest and financing charges, net                                               1,418                    872
                                                                                  -----                    ---
         Income before minority interest                                          1,655                  1,524
           and income taxes

Minority interest in loss of joint venture                                                                   9
                                                                                 ------                 ------
         Income before income taxes                                               1,655                  1,533

Income tax expense                                                                  662                    605
                                                                                 ------                 ------
         Net income                                                            $    993                $   928
                                                                                 ======                 ======
INCOME PER COMMON SHARE:

    Basic:
    ------
        Net income per common share                                         $     0.15             $     0.14
                                                                             =========              =========
        Weighted average number of shares outstanding                        6,662,121              6,569,370
                                                                             =========              =========
    Diluted:
    --------
        Net income per common share                                         $     0.13             $     0.13
                                                                             =========              =========
        Weighted average number of shares outstanding                        7,412,370              7,033,839
                                                                             =========              =========


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                 SIX MONTHS ENDED JULY 31,
                                                                                 -------------------------
                                                                                        (Unaudited)
                                                                                2001                      2000
                                                                                ----                      ----
Cash flows from operating activities

    Net income                                                          $        993               $       928
    Adjustments to reconcile net income to
      net cash used in operating activities
        Depreciation and amortization                                            583                       433
        Minority interest                                                                                   (9)
        Changes in operating assets and liabilities:
           Accounts receivable                                               (37,433)                  (23,502)
           Inventories                                                       (41,200)                  (31,844)
           Income taxes                                                         (195)                   (2,551)
           Prepaid expenses and other current assets                          (4,929)                   (2,295)
           Other assets                                                         (102)                     (207)
           Accounts payable and accrued expenses                              12,969                     2,858
           Accrued nonrecurring charge                                           (47)                     (235)
           Other long term liabilities                                            50                        50
                                                                          ----------                 ---------
       Net cash used in operating activities                                 (69,311)                  (56,374)
                                                                          ----------                 ---------


Cash flows from investing activities
    Capital expenditures                                                        (485)                     (444)
    Capital dispositions                                                          24                        17
    Purchase of certain assets of Gloria Gay Coats, LLC                         (205)
                                                                          ----------                 ---------
       Net cash used in operating activities                                    (666)                     (427)

Cash flows from financing activities
    Increase in notes payable, net                                            62,099                    43,056
    Payments for capital lease obligations                                       (48)                      (54)
    Investment in joint venture by minority partner                                                      1,012
    Purchase of common stock for Treasury                                                                 (540)
    Proceeds from exercise of stock options                                      128                        28
                                                                          ----------                 ---------
       Net Cash from financing activities                                     62,179                   43,502
                                                                          ----------                 ---------
       Net decrease in cash and cash equivalents                              (7,798)                  (13,299)

Cash and cash equivalents at beginning of period                               9,231                    14,530
                                                                          ----------                 ---------

Cash and cash equivalents at end of period                               $     1,433                $    1,231
                                                                          ==========                 =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                           $      945                $      422
       Income taxes                                                       $      806                $    3,105

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion
---------------------------

The results for the three and six month periods ended July 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Inventories
--------------------

        Inventories consist of:

                                       JULY  31,           January 31,
                                          2001                 2001
                                     --------------       -------------
                                              (in thousands)

       Finished products                $ 46,034             $ 17,605
       Work-in-process                     8,977                1,707
       Raw materials                      28,639               23,138
                                         -------              -------

                                        $ 83,650             $ 42,450
                                         =======              =======

Note 3 - Net Income Per Common Share
------------------------------------

Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted earnings per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Notes Payable
----------------------

The Company's loan agreement, which expires on May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was $62.8 million outstanding at July 31, 2001 and no loan balance outstanding at January 31, 2001 under this agreement.

Notes payable also includes borrowings by PT Balihides, the Company's Indonesian subsidiary, under a credit facility with an Indonesian bank. During the six month period ended July 31, 2001, the Company reduced the amount of this foreign debt. There were notes payable outstanding under this facility of $800,000 as of July 31, 2001 and $1.5 million as of January 31, 2001.

Note 5 - Nonrecurring Charge
----------------------------

The nonrecurring charge refers to the reserve associated with the closure of the company's domestic factory that was completed by January 31, 1995. The balance of $181,000 at July 31, 2001 and $228,000 at January 31, 2001 relates to the remaining obligation under an operating lease obligation. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $80,000 and $131,000 of nonrecurring charges at July 31, 2001 and January 31, 2001, respectively.

Note 6 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:

                                                                               THREE MONTHS ENDED JULY 31,
                                                                               ---------------------------
                                                                     2001                               2000
                                                                     ----                               ----
                                                                             NON-                                 Non-
                                                           LICENSED        LICENSED           Licensed           Licensed
                                                           --------        --------           --------           --------
       Net sales                                            $ 21,389          $41,524          $ 16,738          $ 30,647
       Cost of goods sold                                     15,150           31,148            12,024            21,563
                                                              ------           ------           -------           -------
       Gross profit                                            6,239           10,376             4,714             9,084
       Selling, general and administrative                     4,991            4,036             3,422             3,858
                                                            --------          -------          --------          --------
       Operating income                                        1,248            6,340             1,292             5,226
       Interest expense                                          545              568               317               470
                                                           ---------         --------         ---------         ---------
       Income before income taxes                         $      703        $   5,772        $      975         $   4,756
                                                           =========          =======         =========          ========

                                                                              SIX MONTHS ENDED JULY 31,
                                                                              -------------------------
                                                                      2001                               2000
                                                                      ----                               ----
                                                                               NON-                              Non-
                                                           LICENSED          LICENSED           Licensed        Licensed

       Net sales                                             $29,699          $50,381          $ 23,418         $  34,545
       Cost of goods sold                                     22,018           38,497            17,075            24,910
                                                             --------         --------         ---------         --------
       Gross profit                                            7,681           11,884             6,343             9,635
       Selling, general and administrative                     8,915            7,577             6,458             7,124
                                                             --------         --------         ---------         --------
       Operating income (loss)                                (1,234)           4,307              (115)            2,511
       Interest expense                                          647              771               290               582
                                                             --------         --------         ---------         --------
       Income (loss) before minority
         interest and income taxes                            (1,881)           3,536              (405)            1,929
       Minority interest                                                                                                9
                                                             --------         --------         ---------         --------
       Income (loss) before income taxes                    $ (1,881)        $  3,536         $    (405)       $    1,938
                                                             ========         =======          =========         ========

Item 2   Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         --------------

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

Traditionally, we have our highest quarterly sales volume in the quarter ending October 31 of each year. We are unable to predict the effect that the terrorist attacks on September 11, 2001 will have on our business and related retail sales. The effects of these recent events could have a material adverse effect on our results of operations for the three months ending October 31, 2001 and for the six months and year ending January 31, 2002.

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 2001 were $62.9 million compared to $47.4 million for the same period last year. The increase in net sales during the quarter was attributable to a $10.9 million increase in sales of non-licensed apparel and a $4.7 million increase in sales of licensed apparel. Net sales for the six months ended July 31, 2001 were $80.1 million compared to $58.0 million for the same period in the prior year. The increase in net sales in the six month period was attributable to a $15.8 million increase in sales of non-licensed apparel and a $6.3 million increase in sales of licensed apparel.

Gross profit was $16.6 million, or 26.4% of net sales, for the three months ended July 31, 2001 compared to $13.8 million, or 29.1% of net sales, for the same period last year. Gross profit was $19.6 million, or 24.4% of net sales, for the six months ended July 31, 2001 compared to $16.0 million, or 27.6% of net sales, for the same period last year. The decrease in gross profit percentage for the three month period ended July 31, 2001 resulted from a lower gross profit percentage in the non-licensed apparel segment offset, in part, by a higher gross profit percentage in the licensed apparel segment. The gross profit percentage decreased in the non-licensed apparel segment primarily due to sales of lower margin products. In addition, a portion of the decrease resulted from a lower volume of commission fee income. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $1.4 million during the three months ended July 31, 2001 from $1.7 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions.

The decrease in gross profit percentage for the six month period ended July 31, 2001 was due primarily to a larger portion of sales at deeper discounts in both the licensed and non-licensed apparel segments. In addition, commission fee income decreased to $1.5 million during the six months ended July 31, 2001 from $2.1 million in the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended July 31, 2001 were $9.0 million compared to $7.3 million in the three months ended July 31, 2000. Selling, general and administrative expenses for the six months ended July 31, 2001 were $16.5 million compared to $13.6 million for the same period last year. The increases in both the three and six month periods were primarily a result of expenses relating to the start-up of the Cole Haan, Caterpillar, and the two Jones New York divisions, which increased expenses in the licensed apparel segment by $1.4 million in the three month period and $1.6 million in the six month period. In addition, during the six month period, personnel expenses increased by $856,000 and facility expenses increased by $314,000 over the comparable period of the prior year.

Interest expense and finance charges for the three months ended July 31, 2001 were $1.1 million compared to $787,000 in the same period last year. Interest expense and finance charges for the six month period ended July 31, 2001 were $1.4 million compared to $872,000 in the same period last year. The increase in interest expense in both the three and six month periods resulted primarily from increased inventory investments needed to support our increased sales volume offset, in part, by lower interest rates.

Income tax expense was $2.6 million for the three months ended July 31, 2001 compared to $2.3 million in the same period in the prior year. Income tax expense was $662,000 for the six months ended July 31, 2001 compared to $605,000 in the same period last year. Our effective tax rate was 40% in both periods in each fiscal year.

For the three months ended July 31, 2001, we had net income of $3.9 million, or $.52 per diluted share, compared to $3.4 million, or $.49 per diluted share, for the same period in the prior year. For the six months ended July 31, 2001, we had net income of $993,000, or $.13 per diluted share, compared to $928,000, or $.13 per diluted share, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (6.5% as of September 1, 2001) or LIBOR plus 225 basis points (5.8% at September 1, 2001). All borrowings are collateralized by our assets. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2001, direct borrowings were $62.8 million and contingent liabilities under open letters of credit was approximately $13.6 million compared to direct borrowings of $44.9 million and contingent liabilities under open letters of credit of approximately $19.3 million as of July 31, 2000. The increase in borrowings under our credit facility compared to last year resulted primarily from the increase in inventories needed to support our increased sales volume.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. During the six month period ended July 31, 2001, we reduced the amount of this foreign debt. There were notes payable outstanding under this facility of approximately $800,000 as of July 31, 2001 and $1.5 million as of January 31, 2001.

In November 1999, along with Black Entertainment Television ("BET"), we decided to discontinue our BET Design Studio joint venture. The joint venture was started in February 1997 to provide a BET-branded clothing and accessory line. BET and us each contributed $3.8 million to this joint venture, of which $1.0 million was contributed during the quarter ended April 30, 2000. The final distribution from the joint venture company was made in January 2001.

On December 20, 1999, our Board of Directors authorized the repurchase of up to $1,000,000 worth of our common stock. We purchased 244,817 shares of our common stock at a total cost of $970,000. We concluded this buyback program in the quarter ended April 30, 2000, when we expended $540,000 to purchase our shares.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Derivatives

Effective February 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Due to the immaterial amount of our derivative and hedging activity, the effect of adopting SFAS 133 on our results of operations and financial position was immaterial.

Business Combinations/Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending January 31, 2003. We do not believe the new pronouncements will have a material impact on our consolidated financial position or results of operations

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
           -----------------------------------------------

           (a) Our Annual Meeting of Stockholders was held on June 12, 2001.

           (b) The following matters were voted on and approved by our stockholders at the Annual Meeting:

                (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors (with our stockholders having voted as set forth below):

------------------------------------------------------------------------------
 NOMINEE                       VOTES FOR            WITHHELD AUTHORITY TO VOTE
------------------------------------------------------------------------------
Morris Goldfarb                     6,403,884                   64,355
------------------------------------------------------------------------------
Aron Goldfarb                       6,403,884                   64,355
------------------------------------------------------------------------------
Lyle Berman                         6,427,884                   40,355
------------------------------------------------------------------------------
Thomas J. Brosig                    6,425,384                   42,855
------------------------------------------------------------------------------
Alan Feller                         6,425,884                   42,355
------------------------------------------------------------------------------
Carl Katz                           6,425,884                   42,355
------------------------------------------------------------------------------
Willem van Bokhorst                 6,425,884                   42,355
------------------------------------------------------------------------------
Sigmund Weiss                       6,424,379                   43,860
------------------------------------------------------------------------------
George J. Winchell                  6,423,984                   44,255
-------------------------------------------------------------------------------

               (ii) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2002. Our stockholders voted as follows:

                            FOR:                                6,466,484
                            AGAINST:                                1,105
                            ABSTENTIONS:                              650
                            BROKER NON-VOTES:                           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)   EXHIBITS

                1. Amendment No. 9 to the Fifth Amended and Restated Loan Agreement, dated as of May 31, 2001, by and among G-III, the Banks and Fleet Bank.

                2. Amendment No. 10 to the Fifth Amended and Restated Loan Agreement, dated as of July 27, 2001, by and among G-III, the Banks and Fleet Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       G-III APPAREL GROUP, LTD.

                                                                    (Registrant)

Date:    September 14, 2001                   By: /s/ Morris Goldfarb
                                                  ------------------------------
                                                  Morris Goldfarb
                                                  Chief Executive Officer

Date:    September 14, 2001                   By: /s/ Wayne S. Miller
                                                  ------------------------------
                                                  Wayne S. Miller
                                                  Chief Financial Officer