Form 10-Q
period 2001-10-31
G III APPAREL GROUP LTD /DE/
filed 2001-12-12
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended               October 31, 2001
                               -------------------------------------------------

                                       OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number                  0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                           41-1590959
----------------------------------------                ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             512 Seventh Avenue, New York, New York            10018
        -----------------------------------------------------------------
           (Address of Principal Executive Office)            (Zip Code)

                                 (212) 403-0500
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes     X             No
   ----------           ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2001.

Common Stock, $.01 par value per share: 6,689,804 shares.

                                                                                                     Page No.
Part I          FINANCIAL INFORMATION

    Item 1. Financial Statements *

            Condensed Consolidated Balance Sheets -
                    October 31, 2001 and January 31, 2001.............................................3

            Condensed Consolidated Statements of Operations -
                    For the Three Months Ended
                    October 31, 2001 and 2000.........................................................4

            Condensed Consolidated Statements of Operations -
                    For the Nine Months Ended
                    October 31, 2001 and 2000.........................................................5

            Condensed Consolidated Statements of Cash Flows -
                    For the Nine Months Ended
                    October 31, 2001 and 2000.........................................................6

            Notes to Condensed Consolidated Financial Statements......................................7


    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................10


* The Balance Sheet at January 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

Part II         OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K.....................................................13

                    1.   Amendment No. 11 to the Fifth Amended and Restated Loan
                         Agreement, dated as of November 27, 2001 by and among G-III, the Banks and Fleet Bank.


                   G-III Apparel Group, Ltd. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                      ASSETS                                              OCTOBER 31,             JANUARY 31,
                                                                                             2001                    2001
                                                                                             ----                    ----
                                                                                          (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                                $  1,694              $ 9,231
    Accounts receivable                                                                        59,209               11,528
    Allowance for doubtful accounts and sales discounts                                        (8,010)              (4,242)
    Inventories - net                                                                          52,972               42,450
    Prepaid expenses and other current assets                                                   3,891                2,481
                                                                                             --------              -------
           Total current assets                                                               109,756               61,448

PROPERTY, PLANT AND EQUIPMENT, NET                                                              3,160                2,940

DEFERRED INCOME TAXES                                                                           4,889                4,889

OTHER ASSETS                                                                                    2,902                2,675
                                                                                             --------              -------
                                                                                             $120,707              $71,952
                                                                                             ========              =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                            $ 41,400              $ 1,500
    Current maturities of obligations under capital leases                                        104                   80
    Income taxes payable                                                                        3,002                2,312
    Accounts payable                                                                           10,857                7,411
    Accrued expenses                                                                            6,522                8,190
    Accrued nonrecurring charges                                                                  103                   97
                                                                                             --------              -------
           Total current liabilities                                                           61,988               19,590
OTHER LONG-TERM LIABILITIES                                                                       496                  293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
      no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
      20,000,000 shares; 6,934,621 and 6,878,171 shares issued
      at October 31, 2001 and January 31, 2001, respectively                                       69                   69
    Additional paid-in capital                                                                 25,423               25,295
    Retained earnings                                                                          33,701               27,675
                                                                                             --------              -------
                                                                                               59,193               53,039
      Less common stock held in treasury - 244,817 shares at
         October 31, 2001 and January 31, 2001, at cost                                          (970)                (970)
                                                                                             --------              -------
                                                                                               58,223               52,069
                                                                                             --------              -------
                                                                                             $120,707              $71,952
                                                                                             ========              =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)



                                                                               THREE MONTHS ENDED OCTOBER 31,
                                                                               ------------------------------
                                                                                         (Unaudited)

                                                                                 2001                   2000
                                                                                 -----                  ----

Net sales                                                                     $  90,623              $  87,955

Cost of goods sold                                                               69,905                 62,647
                                                                              ---------              ---------

         Gross profit                                                            20,718                 25,308

Selling, general and administrative expenses                                     10,930                  8,208
                                                                              ---------              ---------

         Operating income                                                         9,788                 17,100

Interest and financing charges, net                                               1,399                  1,315
                                                                              ---------              ---------

         Income before income taxes                                               8,389                 15,785

Income tax expense                                                                3,356                  6,317
                                                                              ---------              ---------

         Net income                                                           $   5,033              $   9,468
                                                                              =========              =========


INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                                           $    0.75              $    1.45
                                                                              =========              =========

        Weighted average number of shares outstanding                         6,689,787              6,543,102
                                                                              =========              =========


    Diluted:
    -------

        Net income per common share                                           $    0.68              $    1.31
                                                                              =========              =========

        Weighted average number of shares outstanding                         7,380,068              7,218,711
                                                                              =========              =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)



                                                                                NINE MONTHS ENDED OCTOBER 31,
                                                                                -----------------------------
                                                                                        (Unaudited)

                                                                                 2001                   2000
                                                                                 -----                  ----

Net sales                                                                     $ 170,703              $ 145,918

Cost of goods sold                                                              130,420                104,632
                                                                              ---------              ---------

         Gross profit                                                            40,283                 41,286

Selling, general and administrative expenses                                     27,422                 21,790
                                                                              ---------              ---------

         Operating income                                                        12,861                 19,496

Interest and financing charges, net                                               2,817                  2,187
                                                                              ---------              ---------

         Income before minority interest                                         10,044                 17,309
           and income taxes

Minority interest in loss of joint venture                                          -                        9
                                                                              ---------              ---------

         Income before income taxes                                              10,044                 17,318

Income tax expense                                                                4,018                  6,922
                                                                              ---------              ---------

         Net income                                                           $   6,026              $  10,396
                                                                              =========              =========


INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                                           $    0.90              $    1.58
                                                                              =========              =========

        Weighted average number of shares outstanding                         6,671,444              6,560,483
                                                                              =========              =========

    Diluted:
    -------

        Net income per common share                                           $    0.82              $    1.47
                                                                              =========              =========

        Weighted average number of shares outstanding                         7,393,126              7,095,332
                                                                              =========              =========


The accompanying notes are an integral part of these statements.

                   G-III Apparel Group, Ltd. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                               NINE MONTHS ENDED OCTOBER 31,
                                                                               -----------------------------
                                                                                        (Unaudited)
                                                                                        -----------
                                                                                2001                      2000
                                                                            ------------              --------

Cash flows from operating activities
    Net income                                                              $  6,026                  $ 10,396
    Adjustments to reconcile net income to
      net cash used in operating activities
        Depreciation and amortization                                            897                       765
        Minority interest                                                          -                        (9)
        Changes in operating assets and liabilities:
           Accounts receivable                                               (43,913)                  (44,731)
           Inventories                                                       (10,522)                  (13,884)
           Income taxes                                                          690                     3,586
           Prepaid expenses and other current assets                          (1,410)                   (3,766)
           Other assets                                                         (142)                     (275)
           Accounts payable and accrued expenses                               1,778                     9,737
           Accrued nonrecurring charge                                           (71)                     (374)
           Other long term liabilities                                            50                        50
                                                                            --------                  --------

         Net cash used in operating activities                               (46,617)                  (38,505)
                                                                            --------                  --------

Cash flows from investing activities
    Capital expenditures                                                      (1,021)                     (682)
    Capital dispositions                                                          24                        21
    Purchase of certain assets of Gloria Gay Coats, LLC                         (205)
                                                                            --------                  --------

         Net cash used in investing activities                                (1,202)                     (661)
                                                                            --------                  --------

Cash flows from financing activities
    Increase in notes payable, net                                            39,900                    24,778
    Proceeds from capital lease obligations                                      381                         -
    Payments for capital lease obligations                                      (127)                      (92)
    Investment in joint venture by minority partner                                -                     1,012
    Purchase of common stock for Treasury                                          -                      (540)
    Proceeds from exercise of stock options                                      128                        72
                                                                            --------                  --------

       Net cash from financing activities                                     40,282                    25,230
                                                                            --------                  --------

       Net decrease in cash and cash equivalents                              (7,537)                  (13,936)

Cash and cash equivalents at beginning of period                               9,231                    14,530
                                                                            --------                  --------

Cash and cash equivalents at end of period                                  $  1,694                  $    594
                                                                            ========                  ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                             $  2,428                  $  1,897
       Income taxes                                                            3,269                     3,265


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three and nine month periods ended October 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Inventories

        Inventories consist of:


                                                                    October 31,          January 31,
                                                                       2001                 2001
                                                                    -----------          -----------
                                                                            (in thousands)

       Finished products                                               $30,585              $17,605
       Work-in-process                                                   2,598                1,707
       Raw materials                                                    19,789               23,138
                                                                       -------              -------

                                                                       $52,972              $42,450
                                                                       =======              =======


Note 3 - Net Income Per Common Share

Basic income per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Notes Payable

The Company's loan agreement, which expires on May 31, 2002, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The Company was not in compliance with the covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine months ended October 31, 2001. On November 27, 2001, the Company received a waiver from its lenders relating to this EBITDA covenant. The lenders also amended the EBITDA and tangible net worth covenants for the year ending January 31, 2002. There was $40.6 million outstanding at October 31, 2001 and no loan balance outstanding at January 31, 2001 under this agreement.

Notes payable also includes borrowings by PT Balihides, the Company's Indonesian subsidiary, under a credit facility with an Indonesian bank. During the nine month period ended October 31, 2001, the Company reduced the amount of this foreign debt. There were notes payable outstanding under this facility of $800,000 as of October 31, 2001 and $1.5 million as of January 31, 2001.

Note 5 - Nonrecurring Charge

The nonrecurring charge refers to the reserve associated with the closure of the company's domestic factory that was completed by January 31, 1995. The balance of $157,000 at October 31, 2001 and $228,000 at January 31, 2001 relates to the remaining obligation under an operating lease. Based on current estimates, management believes that existing accruals are adequate. Other long-term liabilities include $54,000 and $131,000 of nonrecurring charges at October 31, 2001 and January 31, 2001, respectively.

Note 6 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:


                                                                         THREE MONTHS ENDED OCTOBER 31,
                                                                         ------------------------------
                                                                      2001                                2000
                                                                      ----                                ----
                                                                              Non-                                 Non-
                                                           Licensed         Licensed           Licensed          Licensed
                                                           --------         --------           --------          --------

       Net sales                                             $39,897          $50,726           $31,706           $56,249
       Cost of goods sold                                     29,782           40,123            21,697            40,950
                                                              ------           ------            ------            ------
       Gross profit                                           10,115           10,603            10,009            15,299
       Selling, general and administrative                     5,838            5,092             3,771             4,437
                                                              ------           ------            ------            ------
       Operating income                                        4,277            5,511             6,238            10,862
       Interest expense                                          675              724               547               768
                                                              ------           ------            ------            ------
       Income before income taxes                            $ 3,602          $ 4,787           $ 5,691           $10,094
                                                              ======           ======            ======            ======


                                                                          NINE MONTHS ENDED OCTOBER 31,
                                                                          -----------------------------
                                                                      2001                                2000
                                                                      ----                                ----
                                                                               Non-                              Non-
                                                            Licensed         Licensed           Licensed        Licensed
                                                            --------         --------           --------        --------

       Net sales                                             $69,596         $101,107           $55,124           $90,794
       Cost of goods sold                                     51,800           78,620            38,772            65,860
                                                              ------          -------            ------            ------
       Gross profit                                           17,796           22,487            16,352            24,934
       Selling, general and administrative                    14,753           12,669            10,229            11,561
                                                              ------          -------            ------            ------
       Operating income                                        3,043            9,818             6,123            13,373
       Interest expense                                        1,322            1,495               837             1,350
                                                              ------          -------            ------            ------
       Income before minority
         interest and income taxes                             1,721            8,323             5,286            12,023
       Minority interest                                                                                                9
                                                              ------          -------            ------            -----
       Income before income taxes                            $ 1,721         $  8,323           $ 5,286           $12,032
                                                              ======          =======            ======            ======

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

Results of Operations

The tragic events of September 11, 2001 aggravated a retail environment that had already begun to slow down due to the economic downturn in the United States. The resulting uncertainty with respect to consumer spending caused our customers to slow the pace of reorders during what is the seasonal peak of our business. Retailers responded to this environment with increased promotional activity which required us to grant greater allowances and discounts in order to sell our products. These factors had an adverse effect on our net sales and gross profit for the three and nine months ended October 31, 2001. These factors, as well as the unseasonably warm weather that has continued into early December 2001, will also have a negative effect on our results of operations for the quarter ending January 31, 2002.

Net sales for the three months ended October 31, 2001 were $90.6 million compared to $88.0 million for the same period last year. The increase in net sales during the quarter was attributable to an $8.2 million increase in sales of licensed apparel, primarily as a result of sales by our new Jones New York women's wool division, partially offset by a $5.5 million decrease in sales of non-licensed apparel. We entered into the license agreement relating to this Jones New York business in January 2001. Net sales for the nine months ended October 31, 2001 were $170.7 million compared to $145.9 million for the same period in the prior year. The increase in net sales in the nine month period was attributable to a $14.5 million increase in sales of licensed apparel, also due primarily to sales by our new Jones New York women's wool division, and a $10.3 million increase in sales of non-licensed apparel.

Gross profit was $20.7 million, or 22.9% of net sales, for the three months ended October 31, 2001 compared to $25.3 million, or 28.8% of net sales, for the same period last year. Gross profit was $40.3 million, or 23.6% of net sales, for the nine months ended October 31, 2001 compared to $41.3 million, or 28.3% of net sales, for the same period last year. The decrease in gross profit percentage for both periods resulted from lower gross profit percentages in both the licensed and non-licensed apparel segments.

The gross profit percentages were negatively impacted due to higher allowances and discounts, which were necessary to sell products into the sluggish retail market. In addition, a portion of the decrease resulted from lower commission fee income. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $1.7 million during the three months ended October 31, 2001 from $3.8 million in the comparable period of the prior year and to $3.2 million during the nine months ended October 31, 2002 from $5.9 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions. Gross profit was also negatively impacted by an increase of $1.9 million in our inventory reserve during the three months ended October 31, 2001, reflecting the effect of excess unsold inventory. Inventory reserves increased $1.5 million during the nine month period ended October 31, 2001 as compared to the same period of the prior year.

Selling, general and administrative expenses were $10.9 million for the three months ended October 31, 2001 compared to $8.2 million in the three months ended October 31, 2000 and $27.4 million for the nine months ended October 31, 2001 compared to $21.8 million for the same period last year. The increase in the three month period was primarily a result of expenses relating to the start-up of the Cole Haan, Sean John, and the two Jones New York divisions. Advertising expenses increased by $1.0 million, personnel expenses increased by $700,000, and facilities expense increased by $500,000 over the comparable period of the prior year.

Selling, general and administrative expenses in the nine month period also increased primarily from expenses relating to the start-up of the Cole Haan, Sean John, and the two Jones New York divisions. Personnel expenses increased by $2.0 million, advertising expenses increased by $1.7 million, and facility expenses increased by $1.0 million, over the comparable period of the prior year. To reduce our expenses, we terminated 15 employees in October, 2001, with expected annualized cost savings of approximately $1.1 million.

Interest expense and finance charges for the three months ended October 31, 2001 were $1.4 million compared to $1.3 million in the same period last year. Interest expense and finance charges for the nine month period ended October 31, 2001 were $2.8 million compared to $2.2 million in the same period last year. The increase in interest expense in both the three and nine month periods resulted primarily from increased borrowings to support higher inventory investments, partially offset by lower interest rates.

Income tax expense was $3.4 million for the three months ended October 31, 2001 compared to $6.3 million in the same period in the prior year. Income tax expense was $4.0 million for the nine months ended October 31, 2001 compared to $6.9 million in the same period last year. Our effective tax rate was 40% in both periods in each fiscal year.

For the three months ended October 31, 2001, we had net income of $5.0 million, or $0.68 per diluted share, compared to $9.5 million, or $1.31 per diluted share, for the same period in the prior year. For the nine months ended October 31, 2001, we had net income of $6.0 million, or $0.82 per diluted share, compared to $10.4 million, or $1.47 per diluted share, for the same period in the prior year.

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

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.75% as of December 12, 2001) or LIBOR plus 225 basis points (4.19% as of December 12, 2001). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were not in compliance with the covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine months ended October 31, 2001. On November 27, 2001, we received a waiver from our lenders relating to this EBITDA covenant. The lenders also amended the EBITDA and tangible net worth covenants for the year ending January 31, 2002.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2001, direct borrowings were $40.6 million and contingent liabilities under open letters of credit were approximately $4.5 million compared to direct borrowings of $26.6 million and contingent liabilities under open letters of credit of approximately $9.4 million as of October 31, 2000. The increase in borrowings under our credit facility compared to last year resulted primarily from increased inventories.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. During the nine month period ended October 31, 2001, we reduced the amount of this foreign debt. There were notes payable outstanding under this facility of approximately $800,000 as of October 31, 2001 compared to $1.5 million as of October 31, 2000.

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

Business Combinations/Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending January 31, 2003. We do not believe the new pronouncements will have a material impact on our consolidated financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and provide a single accounting model for long-lived assets to be disposed of. The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

We will apply the new rules on accounting for impairment or disposal of long-lived assets beginning in the first quarter of the fiscal year ending January 31, 2003. We do not believe the new pronouncement will have a material impact on our consolidated financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          1. Amendment No. 11 to the Fifth Amended and Restated Loan Agreement, dated as of November 27, 2001, by and among G-III, the Banks and Fleet Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   G-III APPAREL GROUP, LTD.
                                         (Registrant)



Date: December 12, 2001            By: /s/ Morris Goldfarb
                                       ------------------------------------
                                       Morris Goldfarb
                                       Chief Executive Officer



Date: December 12, 2001            By: /s/ Wayne S. Miller
                                       ------------------------------------
                                       Wayne S. Miller
                                       Chief Financial Officer