Form 10-K
period 2002-01-31
G III APPAREL GROUP LTD /DE/
filed 2002-04-30
CIK 821002

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18183

                                ----------------

                            G-III APPAREL GROUP, LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

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

                                ----------------

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

                               [X] Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $23,890,528.

     The number of outstanding shares of the registrant's Common Stock as of March 28, 2002 was 6,699,654.

     Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 12, 2002, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this
Report.
================================================================================

ITEM 1. BUSINESS

     Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

OVERVIEW

     G-III designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under our own labels, licensed labels and private retail labels. Our own labels include "G-III,"(TM) "Siena Studio",(TM) "Colebrook & Co,"(TM) "JLC",(TM) "J.L. Colebrook,"(TM) and "ColeB."(TM)

     The sale of licensed products is a key element of our strategy. We initiated our strategy of offering licensed product in 1993 and, between 1993 and 1999, we significantly expanded our offerings of licensed products. As a result, we have licenses with Kenneth Cole Productions to design and market a line of women's leather and woven outerwear under the Kenneth Cole New York and Reaction Kenneth Cole labels and with Nine West to design and market women's outerwear. We also secured licenses with the four major sports leagues (football, hockey, basketball and baseball) to manufacture outerwear using NFL, NHL, NBA and MLB team logos.

     We have continued to expand our portfolio of licensed products during the last two years. In February 2000, we entered into a license agreement with Cole Haan to design and market men's and women's outerwear. In January 2001, we acquired certain assets of Gloria Gay Coats, LLC and entered into a license agreement with Jones Apparel Group to design and market women's wool outerwear under the Jones New York and JNY Jones New York labels. In July 2001, we entered into an expanded license with the NFL, effective April 2002, to manufacture a comprehensive line of adult outerwear. In August 2001, we entered into a license agreement to produce a men's outerwear line under the Sean John brand name. Most recently, in December 2001, we entered into a license agreement to design and market men's leather outerwear under the Timberland brand. We mutually agreed to terminate our distribution agreement for Caterpillar apparel effective December 31, 2001 and for Jones New York men's outerwear effective January 31, 2002.

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

     G-III's non-licensed apparel consists of both men's and women's products. The Colebrook & Co., JLC and J.L. Colebrook line of women's apparel consists of moderately priced women's leather apparel that typically sells at retail prices from $30 for sportswear items to $250 for coats. Siena Studio, our bridge-priced line of women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $600 for outerwear. Products in our men's line of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. Our moderately priced line of women's textile outerwear and sportswear, sold under the Colebrook & Co., JLC, J.L. Colebrook and ColeB labels has retail prices in the range of $50 to $130.

     G-III's licensed apparel also consists of both men's and women's products. Women's licensed apparel includes leather and textile garments which typically sell at retail prices from $100 for sportswear items to $2,500 for coats. Men's licensed apparel consists of leather, leather and textile combination and textile apparel that typically sells at retail prices from $50 for sportswear items to $2,000 for coats.

     We work closely with our licensors in creating designs and styles for each licensed brand sold by us. Licensors generally must approve products to be sold under their brand names prior to production by us.

     We also work with retail chains in developing product lines sold under private labels. With regard to private label sales, we meet frequently with buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for the ability to arrange for the manufacture of apparel on a reliable, expeditious and cost-effective basis.

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

LEATHER AND TEXTILE APPAREL

  MANUFACTURING

     G-III's products are imported from independent manufacturers located primarily in Indonesia and China and, to a lesser extent, in South Korea, India, the Philippines, Hong Kong, Mexico and Europe. Additionally, we manufacture approximately 30% of our products at our wholly owned factory in Indonesia and partially owned factory in Northern China. Independent contractors located in the New York City area also manufacture a selected number of garments for us.

     We have a branch office in Seoul, South Korea which acts as a liaison between us and various manufacturers located throughout Indonesia, China and South Korea that produce leather and woven garments for us. G-III's headquarters provides the liaison office with production orders stating the quantity, quality and types of garments to be produced, and this liaison office negotiates and places orders with one or more Indonesian, Chinese or South Korean manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 2002, the South Korean office employed 15 persons.

     To facilitate better service for our textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, we also have an office in Hong Kong. Similar to the South Korean office, the Hong Kong office acts as a liaison between G-III and the various manufacturers of textile and leather apparel located in Hong Kong and China. We utilize our domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities or customers. The Hong Kong office employed 8 persons as of January 31, 2002.

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

     We purchase skins and submaterials for our facility in Indonesia and skins for our partially-owned factory in China. The demand for garment-type leather has decreased over the past six months, after increasing significantly over the prior two years. The supply of garment-type leather decreased as a result of the occurrence of mad-cow and foot-and-mouth disease in Europe in 2000 and 2001. We believe we will be able to purchase a sufficient amount of leather skins to satisfy our production requirements in the fiscal year ending January 31, 2003.

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

     A majority of all finished goods manufactured abroad for us are shipped to our New Jersey warehouse and distribution facility for final inspection and allocation and reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost and time considerations.

  MARKETING AND DISTRIBUTION

     G-III's products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from us exceed $1,000,000, to small specialty stores whose annual purchases from us are less than $1,000. Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 24.6% of our net sales in fiscal 2000, and 21.1% of our net sales in each of fiscal 2001 and fiscal 2002. The loss of this customer, which primarily purchases non-licensed apparel, could have a material adverse affect on our non-licensed business segment, as well as on our results of operations as a whole. No other customer accounted for more than 8% of our net sales during any of these three fiscal years.

     Almost all of our sales are made in the United States. We also market our products in Canada and Europe.

     Along with our foreign offices, our trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to our customers. This office manages a sample room and assists in the procurement of finished garments. As of January 31, 2002, Global International Trading employed 21 persons.

     G-III's products are sold primarily through a direct employee sales force that consisted of 47 employees as of January 31, 2002. Our principal executives are also actively involved in sales of our products. A limited amount of our products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through our New York showroom, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

     Brand name products sold by us pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. Our license agreements generally provide that we are required to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs. We may also be required to spend a specified percentage of net sales of licensed product on advertising placed by us. Our license agreements generally provide that we must pay a royalty based on net sales of licensed products and that we must sell a specified minimum amount of licensed product each year in order to retain the license.

  RAW MATERIALS

     We purchase most products manufactured for us on a finished goods basis. Raw materials used in the production of our apparel are available from numerous sources. We are not aware of any manufacturer of our apparel not being able to satisfy its requirements for any required raw materials due to an inadequacy of supply.

     The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs are impacted by changes in meat consumption worldwide as well as by the popularity of leather products. For example, the occurrences of mad-cow and foot-and-mouth disease in Europe in 2000 and 2001 decreased the consumption of meat and the supply of leather. It also resulted in an increase in the price of leather skins in 2001.

LICENSING

     The sale of licensed products is a key element of our strategy and we have significantly expanded our offerings of licensed products over the last several years. We have licenses to produce products under the Kenneth Cole New York and Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York, JNY Jones New York, Sean John and Timberland fashion labels. We are also licensed to produce products containing trademarks of the National Football League, National Hockey League, National Basketball Association and Major League Baseball, and many universities located in the United States.

     We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 42.7% of net sales during fiscal 2002 compared to 37.9% of net sales in fiscal 2001 and 41.4% of net sales in fiscal 2000.

SEASONALITY

     Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 72% of our net sales in fiscal 2000, 75% of our net sales in fiscal 2001 and 74% of our net sales in fiscal 2002. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales.

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

TRADEMARKS

     Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including for G-III, Avalanche, J.L. Colebrook, Cayenne, JLC(& design), JLC Outerwear(& design), J.L.C. (& design), Trouble Wanted (& design), 58 Sports (& Design), and Ladies First by G-III/Carl Banks. We have applications for several additional registrations pending before the U.S. Patent and Trademark Office.

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

COMPETITION AND OTHER RISKS

     The apparel business is highly competitive. We have numerous competitors with respect to the sale of leather and textile apparel, including distributors that import leather apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Sales of our products are affected by style, price, quality and general fashion trends. We also compete with vertically integrated apparel manufacturers that also own retail stores. In addition, we compete for supplies of raw materials and manufacturing and tanning capacity.

     Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes, to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will be successful in this regard.

     We often produce garments to hold in inventory in order to meet our customers' delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our business, results of operations and financial condition. For example, the tragic events of

September 11, 2001 and the unusually warm weather aggravated a retail environment that had already begun to slow down due to the economic downturn in the United States. Retailers responded to this environment with increased promotional activity which required us to grant greater allowances and discounts in order to sell our products. These factors had a material adverse effect on our net sales and gross profit for the fiscal year ended January 31, 2002.

     The apparel industry is cyclical. Purchases of outerwear and other apparel tend to decline during recessionary periods and sales of our products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of economic downturn during fiscal 2002 caused our customers to slow the pace of reorders during the seasonal peak of our business. This had a material adverse effect on our results of operations.

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

     Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. In 2000 and 2001, Indonesia, where we operate our own factory, experienced significant currency devaluation and political instability. Currently, we do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. South Korea has also experienced currency devaluation. Although we have not been materially adversely affected by any of these factors to date, due to the significant portion of our products that are produced abroad, political and/or economic instability in Indonesia, South Korea or elsewhere, or any substantial disruption in the business of foreign manufacturers or our relationships with these manufacturers could materially adversely affect our financial condition and results of operations.

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

     Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business.

     We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2002, revenues from the sale of licensed product accounted for 42.7% of our net sales. We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all elements of a garment prior to production. If we do not satisfy any of these requirements, a licensor may have the right to terminate our license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires.

     The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our existing line of credit. We have had this line of credit for over ten years and have been able to increase the maximum availability under this line several times in the past few years. This line of credit was recently extended to May 31, 2005. Our growth is dependent on our ability to continue to extend and increase this line of credit. If we are unable to do so, we cannot be sure we will be able to secure alternative financing on satisfactory terms.

     Fluctuations in the price, availability and quality of leather or other raw materials used by us could have a material adverse effect on our cost of goods sold and ability to meet customer demands. The outbreak of mad-cow and foot-and-mouth disease in Europe decreased the supply of leather skins in 2000 and 2001.

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

     As of March 28, 2002, Morris Goldfarb and Aron Goldfarb beneficially own an aggregate of approximately 52% of our outstanding common stock. As a result, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

EMPLOYEES

     As of January 31, 2002, we had 344 full-time employees, of whom 99 worked in executive, administrative or clerical capacities, 128 worked in design and manufacturing, 68 worked in warehouse facilities, 47 worked in sales and 2 worked in our retail outlet store. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

     We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 53 full-time employees as of January 31, 2002. This agreement, which is currently in effect through October 31, 2002, automatically renews on an annual basis thereafter unless terminated by us or the Union prior to September 1 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our executive officers and significant employees.

                                                                             EXECUTIVE OFFICER
                                                                              OR SIGNIFICANT
           NAME              AGE                   POSITION                   EMPLOYEE SINCE
           ----              ---                   --------                   --------------
Morris Goldfarb              51     Co-Chairman of the Board, Chief                1974
                                    Executive Officer, Director
Aron Goldfarb                79     Co-Chairman of the Board, Director             1974
Jeanette Nostra-Katz         49     President                                      1981
Wayne S. Miller              44     Senior Vice President, Chief                   1998
                                    Financial Officer, Treasurer and
                                    Secretary
Carl Katz                    61     Executive Vice President of                    1981
                                    Siena, Director
Frances Boller-Krakauer      36     Vice President -- Men's Division of            1993
                                    G-III Leather Fashions
Deborah Gaertner             47     Vice President -- Women's Sales                1989
                                    Division of G-III Leather Fashions
Keith Sutton Jones           53     Vice President -- Foreign                      1989
                                    Manufacturing of G-III Leather
                                    Fashions
Philip H. Litwinoff          52     Vice President and Corporate                   2001
                                    Controller

     Morris Goldfarb is our Co-Chairman of the Board and Chief Executive, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. He has served as either President or Vice President of our wholly owned subsidiary, G-III Leather Fashions, Inc., since its formation in 1974. Mr. Goldfarb is responsible for foreign manufacturing, marketing, merchandising and finance. He also has overall responsibility for developing selling programs, customer relations and administration. Mr. Goldfarb is also a director of Lakes Gaming, Inc. and Wilsons The Leather Experts.

     Aron Goldfarb is Co-Chairman of the Board, a director and our founder. Mr. Goldfarb served as either President or Vice President of G-III Leather Fashions and as a Vice President of our Siena Leather Ltd. subsidiary from their respective formations until 1994 and, since January 1995, has served as a consultant to us.

     Jeanette Nostra-Katz became our President in April 1997. She had been our Executive Vice President since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales, marketing, public relations, and operations as they relate to sales. Since August 1989, she has served as an Executive Vice President of Siena. We have employed Ms. Nostra-Katz since 1981.

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

     Carl Katz has been an Executive Vice President of Siena since August 1989 and, from 1981 until then, was a Vice President of Siena. Mr. Katz supervises the merchandising and designing, as well as production and pattern and sample making, for the Cole Haan and Sports Licensing divisions. Mr. Katz will be retiring during the early part of 2002. Mr. Katz is also one of our directors.

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

     Philip H. Litwinoff has been our Vice President and Corporate Controller since April 2001. He had previously served as our Controller since November 1995.

     Aron Goldfarb and Morris Goldfarb are father and son, respectively. Carl Katz and Jeanette Nostra-Katz are married to each other.

ITEM 2. PROPERTIES

     Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.2 million.

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

     We maintain off-site storage at 345 West 37th Street in New York City. This property is leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which we pay monthly rent, plus real estate taxes. For fiscal 2002, the total payments for this building were approximately $277,000 and for fiscal 2001, the total payments for this building were approximately $341,000. We sublet a portion of the 345 West 37th Street building to different tenants. The sublease terms end in February 2003. The aggregate annual rental paid to us under these subleases is approximately $196,000.

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

    FISCAL 2001                                                       HIGH PRICES   LOW PRICES
    -----------                                                       -----------   ----------
     Fiscal Quarter ended April 30, 2000                                $ 4.94       $  2.94
     Fiscal Quarter ended July 31, 2000                                   5.81          4.13
     Fiscal Quarter ended October 31, 2000                                7.50          5.13
     Fiscal Quarter ended January 31, 2001                                7.50          4.88

     FISCAL 2002
     -----------
     Fiscal Quarter ended April 30, 2001                                $ 8.94       $  6.50
     Fiscal Quarter ended July 31, 2001                                  10.40          7.25
     Fiscal Quarter ended October 31, 2001                               10.30          5.80
     Fiscal Quarter ended January 31, 2002                                7.34          4.75

     FISCAL 2003
     -----------
     Fiscal Quarter ending April 30, 2002 (through March 28, 2002)      $ 8.33       $  6.25

     The last sales price of our Common Stock as reported by the Nasdaq Stock Market on March 28, 2002 was $8.00 per share.

     On March 28, 2002, there were 63 holders of record and, we believe, approximately 2,000 beneficial owners of our Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of and for the years ended January 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements. Our audited financial statements as of January 31, 1998, 1999, and 2000, and for the years ended January 31, 1998 and 1999 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                (In thousands, except share and per share data)

                                                                YEAR ENDED JANUARY 31, (1)
                                        ---------------------------------------------------------------------
                                             1998          1999          2000          2001          2002
                                        ------------- ------------- ------------- ------------- -------------
INCOME STATEMENT DATA:
Net sales                                $  120,136    $  121,644    $  149,632    $  187,057    $  201,426
Cost of goods sold                           91,559        95,393       110,710       136,099       158,160
                                         ----------    ----------    ----------    ----------    ----------
Gross profit                                 28,577        26,251        38,922        50,958        43,266
Selling, general & administrative
 expenses                                    23,787        27,698        28,145        29,860        35,814
Unusual or non-recurring charge                              (463)        1,200          (643)
                                         ----------    ----------    ----------    ----------    ----------
Operating profit (loss)                       4,790          (984)        9,577        21,741         7,452
Interest expense                              1,534         2,115         1,857         2,839         3,577
                                         ----------    ----------    ----------    ----------    ----------
Income (loss) before minority interest
 and income taxes                             3,256        (3,099)        7,720        18,902         3,875
Minority interest                               449         1,378         1,994          (312)
                                         ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes             3,705        (1,721)        9,714        18,590         3,875
Income taxes (benefit)                          906          (541)        3,934         7,436         1,511
                                         ----------    ----------    ----------    ----------    ----------
Net income (loss)                        $    2,799    $   (1,180)   $    5,780    $   11,154    $    2,364
                                         ==========    ==========    ==========    ==========    ==========


Basic earnings (loss) per share          $     0.43    $    (0.18)   $     0.86    $     1.70    $     0.35
                                         ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding --
 basic                                    6,486,899     6,539,128     6,712,051     6,561,537     6,676,270
Diluted earnings (loss) per share        $     0.40    $    (0.18)   $     0.84    $     1.57    $     0.32
                                         ==========    ==========    ==========    ==========    ==========
Weighted average shares outstanding --
 diluted                                  7,051,099     6,539,128     6,848,433     7,120,986     7,373,723

                                                                  AS OF JANUARY 31, (1)
                                         ------------------------------------------------------------------
                                            1998          1999          2000          2001          2002
                                         ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
Working capital                          $   29,296    $   27,237    $   31,155    $   45,362    $   46,046
Total assets                                 46,746        44,870        59,601        71,952        67,701
Short-term debt                               3,734         2,893         3,427         1,580           906
Long-term debt, excluding current
 portion                                        352           180            64             0           203
Total stockholders' equity                   35,686        35,575        41,033        52,069        54,719

----------
(1) Certain amounts have been reclassified to conform to the 2002 presentation.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable and inventories. In applying these policies, management must use some amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

  Revenue Recognition

     We recognize a sale at the time merchandise is shipped. We also act as an agent in brokering sales between our customers and overseas factories. On these transactions, we recognize commission fee income on the sales that are financed by and shipped directly to our customers. This income is also recorded at the time the merchandise is shipped. Net sales take into account reserves for returns and allowances which are based on current and historical information and trends. Sales are reported net of returns, discounts and allowances. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized.

  Accounts Receivable

     In the normal course of business, we extend credit to our customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on reviews of open invoices where concessions have been extended to customers. Costs associated with allowable customer advertising expenses are charged to advertising expenses in the selling, general and administrative section of the Statements of Income. Costs associated with markdowns and other operational charge backs, net of historical recoveries, are included as a reduction of net sales. All of these are part of the allowances included in accounts receivable. We reserve against known charge backs, as well as for an estimate of potential future customer deductions. These provisions result from divisional seasonal negotiations, as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

  Inventories

     Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as fashion product from prior seasons. Market value of distressed inventory is valued based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

                                                          2000          2001          2002
                                                          ----          ----          ----
Net sales                                                100.0%        100.0%        100.0%
Cost of goods sold                                        74.0          72.8          78.5
                                                         -----         -----         -----
Gross profit                                              26.0          27.2          21.5

Selling, general and administrative expenses              18.8          15.9          17.8
Unusual or non-recurring charge                            0.8         ( 0.3)
                                                         -----         -----         -----
Operating profit                                           6.4          11.6           3.7
Interest expense                                           1.2           1.5           1.8
                                                         -----         -----         -----
Income before minority interest and income taxes           5.2          10.1           1.9
Minority interest                                          1.3         ( 0.2)
                                                         -----         -----         -----
Income before income taxes                                 6.5           9.9           1.9
Income taxes                                               2.6           3.9           0.7
                                                         -----         -----         -----
Net income                                                 3.9           6.0           1.2
                                                         =====         =====         =====

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

     The tragic events of September 11, 2001 aggravated a retail environment that had already begun to slow down due to the economic downturn in the United States. The resulting uncertainty with respect to consumer spending caused our customers to slow the pace of reorders during what is the seasonal peak of our business. Retailers responded to this environment with increased promotional activity which required us to grant greater allowances and discounts in order to sell our products. These factors, as well as the unseasonably warm weather that continued throughout the fall and winter seasons had a negative effect on our results of operations for fiscal 2002.

     During fiscal 2000, together with Black Entertainment Television ("BET"), our joint venture partner, we decided to discontinue the BET Design Studio joint venture. We had originally entered into the joint venture with BET in April 1997. We owned 50.1% of this joint venture and, accordingly, its entire results of operations were consolidated with our results of operations. The interest of BET in the joint venture was reflected in the "Minority Interest" line item in our financial statements. Net of BET's interest, we incurred losses from this joint venture of approximately $2.0 million (inclusive of a $802,000 charge) in fiscal 2000. The joint venture company was dissolved effective January 31, 2001 and our financial statements for fiscal 2001 include a $322,000 credit (net of minority interest) representing a reversal of the remainder of the fiscal 2000 charge following the disposition of the remaining assets and liabilities of this joint venture.

Year ended January 31, 2002 ("fiscal 2002") compared to year ended January 31, 2001 ("fiscal 2001")

     Net sales increased to $201.4 million in fiscal 2002 from $187.1 million in fiscal 2001. Net sales increased as a result of increased sales of licensed apparel. Net sales of licensed apparel increased by 21.3% to $86.0 million in fiscal 2002 from $70.9 million in fiscal 2001. Net sales of non-licensed apparel were $115.4 million in fiscal 2002 compared to $116.2 million in fiscal 2001. Sales of licensed apparel constituted 42.7% of our net sales in fiscal 2002 compared to 37.9% of our net sales in fiscal 2001. The increase in sales of licensed apparel was primarily attributable to the addition of our license with Jones New York to produce and sell women's wool outerwear under the Jones New York and JNY Jones New York labels.

     Gross profit decreased to $43.3 million in fiscal 2002 from $51.0 million in fiscal 2001. Commission fee income, for which there is no related cost of goods sold, was $3.2 million in fiscal 2002 compared to $6.2 million in fiscal 2001. As a percentage of net sales, gross profit was 21.5% in fiscal 2002 compared to 27.2% in fiscal 2001.

     Gross profit for licensed apparel was $20.5 million in fiscal 2002, or 23.8% of net sales of licensed apparel, compared to $21.1 million in fiscal 2001, or 29.8% of net sales of licensed apparel. Gross profit for non-licensed apparel was $22.8 million in fiscal 2002, or 19.7% of net sales of non-licensed apparel, compared to $29.8 million in fiscal 2001, or 25.7% of net sales of non-licensed apparel. The decrease in the gross profit margin percentage for non-licensed apparel was partly attributable to commission fee income that was $3.0 million lower in fiscal 2002. The gross profit margin percentages for both licensed and non-licensed apparel were also negatively impacted by an increase in our inventory reserve reflecting the effect of excess unsold inventory ($1.5 million for non-licensed and $500,000 for licensed apparel). In addition, the gross profit percentages for both licensed and non-licensed apparel were negatively impacted by higher allowances and discounts necessary to sell products into the sluggish retail market.

     Selling, general and administrative expenses increased to $35.8 million, or 17.8% of net sales, in fiscal 2002 from $29.9 million, or 15.9% of net sales, in fiscal 2001. These increases resulted primarily from increased advertising expenses ($1.3 million), salary expenses ($949,000), facilities expenses ($685,000), and expenses ($3.5 million) relating to the start-up of the Cole Haan, Sean John, and Jones New York divisions. To reduce our expenses, we terminated 15 employees in October 2001, with expected annualized cost savings of approximately $1.1 million. We do, however, expect that selling, general and administrative expenses will continue to increase in fiscal 2003 as several of our new divisions that operated for only part of fiscal 2002 will be in operation for all of fiscal 2003.

     Interest expense was $3.6 million in fiscal 2002 compared to $2.8 million in fiscal 2001. The increase in interest expense resulted primarily from increased borrowings to support higher inventory investments, partially offset by lower interest rates.

     As a result of the foregoing, we had income before income taxes of $3.9 million in fiscal 2002 compared to income before income taxes of $18.6 million in fiscal 2001.

     Income taxes were $1.5 million in fiscal 2002 compared to $7.4 million in fiscal 2001. Our effective tax rate for fiscal 2002 was 39.0% compared to 40.0% in fiscal 2001. The tax rate in fiscal 2002 benefited from the implementation of a strategic tax plan which reduced our effective state income tax rate. The tax rate in fiscal 2001 included benefits from remaining net operating loss carry forwards for state income tax purposes.

     We had net income of $2.4 million, or $.32 per share on a diluted basis, in fiscal 2002 compared to net income of $11.2 million, or $1.57 per share on a diluted basis, in fiscal 2001.

Year ended January 31, 2001 ("fiscal 2001") compared to year ended January 31, 2000 ("fiscal 2000")

     Net sales were $187.1 million in fiscal 2001 compared to $149.6 million in fiscal 2000. Net sales increased as a result of increased sales of both licensed and non-licensed apparel. Net sales of licensed apparel increased by 14.5% to $70.9 million in fiscal 2001 from $61.9 million in fiscal 2000. Net sales of non-licensed apparel increased by 32.5% to $116.2 million in fiscal 2001 from $87.7 million in fiscal 2000 as a result of increased sales to our existing customers. Sales of licensed apparel constituted 37.9% of our net sales in fiscal 2001 compared to 41.4% of our net sales in fiscal 2000.

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

     Income taxes were $7.4 million in fiscal 2001 compared to $3.9 million in fiscal 2000. Our effective tax rate for fiscal 2001 was 40.0% compared to 40.5% in fiscal 2000. The tax rate in fiscal 2001 benefited from the utilization of foreign net operating loss carry forwards. The tax rate in fiscal 2000 included benefits from remaining net operating loss carry forwards for state income tax purposes.

     We had net income of $11.2 million, or $1.57 per share on a diluted basis, in fiscal 2001 compared to net income of $5.8 million, or $.86 per share on a diluted basis, in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our loan agreement, which was recently extended to May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

     Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.75% at April 1, 2002) or LIBOR plus 225 basis points (4.28% at April 1, 2002). The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were not in compliance with the covenants relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth for the fiscal year ended January 31, 2002. On March 18, 2002, we received a waiver from our lenders relating to these covenants.

     The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under our loan agreement was approximately $44.9 million during fiscal 2000, $68.0 million during fiscal 2001, and $82.5 million during fiscal 2002. As of January 31, 2002, there were no direct borrowings, no banker's acceptances and $2.6 million of contingent liability under open letters of credit. As of January 31, 2001, there were no direct borrowings, no bankers' acceptances and $10.4 million of contingent liability under open letters of credit.

     PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The notes payable under this facility represent maximum borrowings as of January 31, 2002 of approximately $800,000. The loan is secured by the property, plant, and equipment of this subsidiary.

     We used $3.8 million of cash in our operating activities in fiscal 2002 resulting primarily because our net income of $2.4 million and a decrease of $5.3 million in inventories was more than offset by a decrease of $5.2 million in accounts payable and accrued expenses, an increase of $2.6 million in accounts receivable and an increase of $2.4 million in the deferred income tax benefit. We had $2.4 million of cash provided by operating activities in fiscal 2001 resulting primarily from net income of $11.2 million, a decrease of $5.4 million in accounts receivable and an increase of $5.0 million in accounts payable and accrued expenses that were partially offset by an increase of $19.0 million in inventories. In addition, our purchase of certain assets of Gloria Gay Coats, LLC in January 2001 included $2.3 million of inventory. Our inventories increased in fiscal 2001 primarily due to an increase in raw materials inventory as a result of purchases of leather skins to meet sales volumes that were anticipated to be higher in fiscal 2002. We had $6.9 million of cash provided by operating activities in fiscal 2000 resulting primarily from our net income of $5.8 million.

     We utilized $2.7 million of cash in investing activities during fiscal 2002 primarily to pay an earn-out of $1.3 million in connection with the acquisition of certain assets of Gloria Gay and for capital expenditures of $1.2 million. We utilized $4.2 million of cash in investing activities during fiscal 2001 primarily for $3.4 million (including $2.3 million of inventory) in connection with the purchase of certain assets of Gloria Gay and $852,000 for capital expenditures. We used $1.0 million of cash in fiscal 2000 for capital expenditures. Historically, our business has not required significant capital expenditures. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements, and furniture, fixtures and equipment. In addition, capital expenditures include $277,000 in fiscal 2001 for the expansion of our Indonesian factory.

     We used $323,000 of cash in during fiscal 2002 and $3.5 million of cash during fiscal 2001 in financing activities. Financing activities provided $1.4 million of cash in fiscal 2000. In fiscal 2002, we used $700,000 to reduce our PT Balihides' notes payable. This was partially offset by new capital lease obligations.

During fiscal year 2001, we repaid $1.8 million of debt related to BET Design Studio. In addition, BET's prior investment of $1.3 million in BET Design Studio was eliminated. We used $540,000 in fiscal 2001 and $430,000 in fiscal 2000 to purchase shares of our common stock on the open market.

     We believe that our cash on hand and cash generated by operations, together with the funds available under our loan agreement, will be sufficient to meet our capital and operating requirements through fiscal 2003.

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

INTEREST RATE EXPOSURE

     We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Proposal No. 1 -- Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") relating to our Annual Meeting of Stockholders to be held on or about June 12, 2002, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

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

           2.       Financial Statement Schedules.

                    The Financial Statements and Financial Statement Schedules are listed in the accompanying index to financial statements beginning on page F-1 of this report. All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are not applicable and therefore have been omitted.

           3.       Exhibits:

           3.1      Certificate of Incorporation.(1)

           3.2 By-Laws, as amended, of G-III Apparel Group, Ltd. (the "Company").(6)

           10.1 Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.(4)

           10.1(a) Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.(10)

           10.3 Sixth Amended and Restated Loan Agreement, dated April 29, 2002, by and among G-III Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet Bank, N.A. ("Fleet Bank"), as Agent.

           10.6 Lease, dated September 21, 1993, between Hartz Mountain Associates and the Company.(3)

           10.6(a) Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and the Company.(11)

           10.7 Lease, dated June 1, 1993, between 512 Seventh Avenue Associates ("512") and the Company.(4)

           10.7(a) Lease amendment, dated July 1, 2000, between 512 and the Company.(11)

           10.8     Lease, dated January 31, 1994, between 512 and the
                    Company.(5)

           10.8(a) Lease amendment, dated July 1, 2000, between 512 the Company.(11)

           10.10 G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.(4)

           10.11 G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee Directors.(2)

           10.12    G-III Apparel Group, Ltd. 1997 Stock Option Plan.(7)

           10.13 Letter Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.(8)

           10.14 G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors.(10)

           21       Subsidiaries of the Company.

           23       Consent of Ernst & Young LLP, dated April 26, 2002.

           23.1     Consent of Grant Thornton LLP, dated April 26, 2002.

    (b)    Reports on Form 8-K:

           None.

-----------------
1/ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

2/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, which exhibit is incorporated herein by reference.

3/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, which exhibit is incorporated herein by reference.

4/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, which exhibit is incorporated herein by reference.

5/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, which exhibit is incorporated herein by reference.

6/ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

7/ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,1997, which exhibit is incorporated herein by reference.

8/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

9/ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

10/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, which exhibit is incorporated herein by reference.

11/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, which exhibit is incorporated herein by reference.

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

                                       G-III APPAREL GROUP, LTD.

                                       By /s/ Morris Goldfarb
                                          ----------------------------
                                          Morris Goldfarb,
                                          Chief Executive Officer

April 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                               TITLE                             DATE
        ---------                               -----                             ----
/s/ Morris Goldfarb         Director, Co-Chairman of the Board and          April 30, 2002
-----------------------     Chief Executive Officer (principal executive
Morris Goldfarb             officer)

/s/ Wayne Miller            Senior Vice President and Chief Financial       April 30, 2002
-----------------------     Officer (principal financial and accounting
Wayne Miller                officer)

/s/ Aron Goldfarb           Director and Co-Chairman of the Board           April 30, 2002
-----------------------
Aron Goldfarb

                            Director
-----------------------
Lyle Berman

/s/ Thomas J. Brosig        Director                                        April 30, 2002
-----------------------
Thomas J. Brosig

/s/ Alan Feller             Director                                        April 30, 2002
-----------------------
Alan Feller

/s/ Carl Katz               Director                                        April 30, 2002
-----------------------
Carl Katz

/s/ Willem van Bokhorst     Director                                        April 30, 2002
-----------------------
Willem van Bokhorst

/s/ Sigmund Weiss           Director                                        April 30, 2002
-----------------------
Sigmund Weiss

                            Director
-----------------------
George J. Winchell

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                                       Page
                                                                       ----
Report of Independent Auditors, Ernst & Young LLP                       F-2

Report of Independent Certified Public Accountants,
 Grant Thornton LLP                                                     F-3

Financial Statements

 Consolidated Balance Sheets - January 31, 2002 and 2001                F-4

 Consolidated Statements of Income - Years Ended
   January 31, 2002, 2001, and 2000                                     F-5

 Consolidated Statements of Stockholders' Equity - Years
   Ended January 31, 2002, 2001, and 2000                               F-6

 Consolidated Statements of Cash Flows - Years Ended
   January 31, 2002, 2001, and 2000                                     F-7

 Notes to Consolidated Financial Statements                         F-9 to F-24

Financial Statement Schedules

 II - Valuation and Qualifying Accounts                                 S-1

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    [GRAPHIC OMITTED]
                                                 /s/ Ernst & Young LLP


New York, New York
March 20, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
     G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of G-III Apparel Group, Ltd. and subsidiaries for the year ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of G-III Apparel Group, Ltd. and subsidiaries for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of G-III Apparel Group, Ltd. and subsidiaries for the year ended January 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

[GRAPHIC OMITTED]
/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

New York, New York
March 31, 2000

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   January 31,
               (in thousands, except share and per share amounts)

                                                                         2002          2001
                                                                         ----          ----
                              ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                             $ 2,481       $ 9,231
 Accounts receivable, net of allowance for doubtful accounts and
   sales discounts of $6,169 and $4,242, respectively                    9,922         7,286
 Inventories                                                            37,172        42,450
 Deferred income taxes                                                   5,286         3,504
 Prepaid expenses and other current assets                               3,749         2,481
                                                                       -------       -------
    Total current assets                                                58,610        64,952

PROPERTY, PLANT AND EQUIPMENT, NET                                       3,021         2,940

DEFERRED INCOME TAXES                                                    1,954         1,385

OTHER ASSETS                                                             4,116         2,675
                                                                       -------       -------
                                                                       $67,701       $71,952
                                                                       =======       =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                         $   800       $ 1,500
 Current maturities of obligations under capital leases                    106            80
 Income taxes payable                                                    1,118         2,312
 Accounts payable                                                        5,079         7,411
 Accrued expenses                                                        5,356         8,190
 Accrued nonrecurring charges                                              105            97
                                                                       -------       -------
    Total current liabilities                                           12,564        19,590

OTHER LONG-TERM LIABILITIES                                                418           293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock; 1,000,000 shares authorized; no shares issued and outstanding in all periods
 Common stock - $.01 par value; authorized, 20,000,000 shares;
   6,944,071 and 6,878,171 shares issued at January 31, 2002 and
   2001, respectively                                                       69            69
 Additional paid-in capital                                             25,581        25,295
 Retained earnings                                                      30,039        27,675
                                                                       -------       -------
                                                                        55,689        53,039
 Less common stock held in treasury -- 244,817 shares,at cost, at
   January 31, 2002 and 2001                                              (970)         (970)
                                                                       -------       -------
                                                                        54,719        52,069
                                                                       -------       -------
                                                                       $67,701       $71,952
                                                                       =======       =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                  Year ended January 31,
                                                        -------------------------------------------
                                                             2002           2001           2000
                                                        -------------   -----------   -------------
Net sales                                                 $ 201,426      $187,057       $ 149,632
Cost of goods sold                                          158,160       136,099         110,710
                                                          ---------      --------       ---------
    Gross profit                                             43,266        50,958          38,922
Selling, general and administrative expenses                 35,814        29,860          28,145
Unusual or non-recurring charge                                              (643)          1,200
                                                           --------      --------       ---------
    Operating profit                                          7,452        21,741           9,577
Interest and financing charges, net                           3,577         2,839           1,857
                                                          ---------      --------       ---------
    Income before minority interest and income
      taxes                                                   3,875        18,902           7,720
Minority interest in (income) loss of joint venture                          (312)          1,994
                                                           --------      --------       ---------
    Income before income taxes                                3,875        18,590           9,714
Income tax                                                    1,511         7,436           3,934
                                                          ---------      --------       ---------
    NET INCOME                                            $   2,364      $ 11,154       $   5,780
                                                          =========      ========       =========
INCOME PER COMMON SHARE:

Basic:
------
 Net income per common share                              $     .35      $   1.70       $     .86
                                                          =========      ========       =========
 Weighted average number of shares outstanding                6,676         6,562           6,712
                                                          =========      ========       =========

Diluted:
--------
 Net income per common share                              $     .32      $   1.57       $     .84
                                                          =========      ========       =========
 Weighted average number of shares outstanding                7,374         7,121           6,848
                                                          =========      ========       =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended January 31, 2002, 2001, and 2000
                                 (in thousands)

                                                 Additional              Common stock
                                        Common     paid-in    Retained     held in
                                         stock     capital    earnings     Treasury      Total
                                       -------- ------------ ---------- ------------- ----------
Balance as of January 31, 1999            $67      $24,767    $10,741                  $35,575

Employee stock options exercised            1          101                                 102
Tax benefit from exercise of options                     6                                   6
Purchase of 118,575 shares, at cost                                        $ (430)        (430)
Net income for the year                                         5,780                    5,780
                                          ---      -------    -------      ------      -------
Balance as of January 31, 2000             68       24,874     16,521        (430)      41,033

Employee stock options exercised            1          240                                 241
Tax benefit from exercise of options                   181                                 181
Purchase of 126,242 shares, at cost                                          (540)        (540)
Net income for the year                                        11,154                   11,154
                                          ---      -------    -------      ------      -------
Balance as of January 31, 2001             69       25,295     27,675        (970)      52,069

Employee stock options exercised                       148                                 148
Tax benefit from exercise of options                   138                                 138
Net income for the year                                         2,364                    2,364
                                          ---      -------    -------      ------      -------
BALANCE AS OF JANUARY 31, 2002            $69      $25,581    $30,039      $ (970)     $54,719
                                          ===      =======    =======      ======      =======

The accompanying notes are an integral part of this statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year ended January 31,
                                                            ---------------------------------------
                                                               2002          2001           2000
                                                            ----------   ------------   -----------
Cash flows from operating activities
 Net income                                                  $  2,364     $  11,154      $  5,780
                                                             --------     ---------      --------
 Adjustments to reconcile net income to net cash (used
   in) provided by operating activities
    Depreciation and amortization                               1,216         1,160         1,438
    Minority interest                                                           312        (1,994)
    Deferred income tax benefit                                (2,351)         (213)       (1,061)
    Changes in operating assets and liabilities
      Accounts receivable                                      (2,636)        5,419        (2,092)
      Inventories                                               5,278       (19,027)       (4,820)
      Income taxes                                             (1,194)         (562)        3,641
      Tax benefit from exercise of options                        138           181             6
      Prepaid expenses and other current assets                (1,268)       (1,587)           41
      Other assets                                                (80)        1,783           (44)
      Accounts payable and accrued expenses                    (5,166)        5,012         5,353
      Accrued non-recurring charge                                (96)       (1,258)          624
      Other long-term liabilities                                  26            34             4
                                                             --------     ---------      --------
                                                               (6,133)       (8,746)        1,096
                                                             --------     ---------      --------
    Net cash (used in) provided by operating activities        (3,769)        2,408         6,876
                                                             --------     ---------      --------
Cash flows from investing activities
 Capital expenditures                                          (1,167)         (852)         (977)
 Capital dispositions                                              32            90
 Purchase of certain assets of Gloria Gay Coats, LLC           (1,523)       (3,402)
                                                             --------     ---------      --------
    Net cash used in investing activities                      (2,658)       (4,164)         (977)
                                                             --------     ---------      --------

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                                 (in thousands)

                                                                    Year ended January 31,
                                                           ----------------------------------------
                                                               2002          2001           2000
                                                           -----------   ------------   -----------
Cash flows from financing activities
 (Decrease) increase in notes payable, net                  $   (700)      $ (1,811)      $   599
 Proceeds from capital lease obligations                         381
 Payments for capital lease obligations                         (152)          (100)         (181)
 Investment in joint venture by Minority Partner                             (1,333)        1,300
 Proceeds from exercise of stock options                         148            241           102
 Purchase of common stock for Treasury                                         (540)         (430)
                                                            --------       --------       -------
   Net cash (used in) provided by financing activities          (323)        (3,543)        1,390
                                                            --------       --------       -------
   NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                          (6,750)        (5,299)        7,289
Cash and cash equivalents at beginning of year                 9,231         14,530         7,241
                                                            --------       --------       -------
Cash and cash equivalents at end of year                    $  2,481       $  9,231       $14,530
                                                            ========       ========       =======

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                 $  3,235       $  2,780       $ 1,779
   Income taxes                                             $  3,488       $  8,050       $ 1,407

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        January 31, 2002, 2001, and 2000


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

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

      Certain reclassifications have been made to conform to the fiscal 2002 presentation.

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

  5.  Intangibles

      In January 2001, the Company purchased the operations and certain assets of Gloria Gay Coats, LLC for $3.4 million. Approximately $1.1 million of the purchase price was allocated to a license agreement acquired in connection with this transaction. The Company is also contractually obligated to make certain contingent payments if the division meets certain performance criteria in each of the two years ending January 31, 2003. The Company recorded an additional $1.5 million as of January 31, 2002 related to the contingent payment for the year ended January 31, 2002 and to other amounts paid in accordance with the purchase agreement. These additional payments were allocated to the license agreement. The $2.6 million aggregate intangible is included in other assets on the balance sheet and is being amortized using the straight-line method through 2009, the life of this license.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  8.  Cash Equivalents

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

      BET Design Studio

      In 1997, the Company formed BET Design Studio, LLC, a joint venture with Black Entertainment Television, Inc. ("BET"). The Company had a 50.1% ownership interest in the joint venture and included the results of the joint venture less the share of the minority interest in its consolidated financial statements. Through March 31, 2000, the Company and BET had each contributed $3.8 million to the joint venture. In November 1999, the Company and BET agreed to cease the operations of the joint venture (see Note E). The joint venture was dissolved effective as of January 31, 2001.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  10. Net Income Per Common Share

      Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

      A reconciliation between basic and diluted earnings per share is as follows:

                                                  Years ended January 31,
                                         -----------------------------------------
                                             2002           2001           2000
                                         ------------   ------------   -----------
                                         (in thousands, except per share amounts)
       Net income                          $  2,364       $ 11,154       $ 5,780
                                           ========       ========       =======
       Basic EPS:
        Basic common shares                   6,676          6,562         6,712
                                           ========       ========       =======
        Basic EPS                          $   0.35       $   1.70       $  0.86
                                           ========       ========       =======
       Diluted EPS:
        Basic common shares                   6,676          6,562         6,712
        Plus impact of stock options            698            559           136
                                           --------       --------       -------
        Diluted common shares                 7,374          7,121         6,848
                                           ========       ========       =======
        Diluted EPS                        $   0.32       $   1.57       $  0.84
                                           ========       ========       =======


      Excluded from the above calculations are stock options for 6,000, 217,000, and 426,000 shares which were deemed to be antidilutive for the years ended January 31, 2002, 2001, and 2000, respectively.

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

  12. Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  14. Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs charged to expense were $4.5 million, $2.4 million, and $3.0 million in fiscal 2002, 2001, and 2000, respectively.

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

      The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in 2002, 2001, and 2000 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.

  16. Comprehensive Income

      As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. Comprehensive income is defined as the change in equity during a period from transactions in other events and circumstances unrelated to net income (e.g., foreign currency translation gains and losses). For the years ended January 31, 2002, 2001, and 2000, other comprehensive income was not material.

  17. Future Effects of Recently Issued Accounting Pronouncements

      Business Combination and Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Other intangible assets will continue to be amortized over their useful lives. The Company adopted these pronouncements effective as of February 1, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's consolidated results of operations and financial position.

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes Statement No. 121. Although this Statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement effective as of February 1, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's consolidated results of operations and financial position.

      Derivatives

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS NO. 133"), "Accounting for Derivative Instruments and Hedging Activities," and its amendment statements 137 and 138, in June 1999 and June 2000, respectively, which the Company was required to adopt on February 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

NOTE B -- INVENTORIES

      Inventories consist of:

                            January 31,
                      ------------------------
                          2002         2001
                      -----------   ----------
                              (000's)
  Finished goods       $ 18,240      $17,605
  Work-in-process           576        1,707
  Raw materials          18,356       23,138
                       --------      -------
                       $ 37,172      $42,450
                       ========      =======

      Raw materials of $8.0 million and $11.8 million were maintained in Indonesia at January 31, 2002 and January 31, 2001, respectively. Raw materials of $8.2 million and $8.7 million were maintained in China at January 31, 2002 and January 31, 2001, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost consist of:

                                                                January 31,
                                                           ----------------------
                                                              2002         2001
                                                           ----------   ---------
                                                                  (000's)
   Machinery and equipment                                  $ 1,621      $ 1,577
   Leasehold improvements                                     5,061        4,923
   Transportation equipment                                     111          140
   Furniture and fixtures                                     1,752        1,704
   Computer equipment                                         5,288        4,891
   Land and building (net of write-down of Indonesian
     factory; Note E)                                           969          692
   Property under capital leases (Note E)
     Land                                                                     55
     Building                                                                185
     Computer equipment                                         180
     Leasehold improvements                                     200
                                                            -------      -------
                                                             15,182       14,167
   Less accumulated depreciation and amortization
     (including $43,000 and $200,000 on property
     under capital leases at January 31, 2002 and 2001,
     respectively)                                           12,161       11,227
                                                            -------      -------
                                                            $ 3,021      $ 2,940
                                                            =======      =======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE D -- NOTES PAYABLE

      Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $800,000 and $1.5 million with an Indonesian bank, as of January 31, 2002 and 2001. The loan is secured by the property, plant, and equipment of the subsidiary.

      The Company's domestic loan agreement, which expires May 31, 2002, was extended to May 31, 2005 subsequent to January 31, 2002. It is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement.

      All borrowings under the agreement bear interest at the option of the Company at either the prevailing prime rate (4.75% at April 1, 2002) or LIBOR plus 225 basis points (4.28% at April 1, 2002) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

      The weighted average interest rates for amounts borrowed under the domestic loan agreement and the PT Balihides notes were 6.0% and 9.3% for the years ended January 31, 2002 and 2001, respectively.

      At January 31, 2002 and 2001, the Company was contingently liable under letters of credit in the amount of approximately $2.6 million and $10.4 million, respectively.

NOTE E -- OTHER LIABILITIES

      Other long-term liabilities consist of:

                                   JANUARY 31,
                                ------------------
                                  2002       2001
                                --------   -------
                                     (000's)
  Non-recurring charges          $  27      $131
  Capital lease obligations        203
  Other                            188       162
                                 -----      ----
                                 $ 418      $293
                                 =====      ====

      Non-recurring Charges

      During 1995, the Company formulated plans to close its domestic manufacturing facility, to sell or liquidate a factory located in Indonesia, to reduce costs and to streamline and consolidate operations. The domestic factory was closed during 1995 with no loss of revenue. During fiscal 1998, the Company applied approximately $1.6 million of the reserve as a reduction of the Indonesian property, plant and equipment, since the Company could not assure any recoveries in

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE E -- OTHER LIABILITIES (CONTINUED)

      connection with a disposition of the factory. In December 1997, the Company was approached by an outside third party to manufacture luggage at the Indonesian factory. The Company began producing luggage in February 1998. As a result the Company discontinued its plan to close the factory. In the fourth quarter of fiscal 2000, the Company determined that the local economy in Indonesia had stabilized and the imminent threat of asset impairment relating to its facility was no longer present. As a result, in the year ended January 31, 2000, the Company reversed the then remaining provision for the uncertainty of the Indonesian assets totaling $463,000 (see Note N).

      The nonrecurring charges refer to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. The balances of $132,000 at January 31, 2002 and $228,000 at January 31, 2001 relate to the remaining obligation under an operating lease and are classified on the balance sheet as current and noncurrent liabilities. Based on current estimates, management believes that existing accruals are adequate.

      In November 1999, the Company formulated a plan to cease operations of the BET Design Studio joint venture. The joint venture generated approximately $2.4 million in revenues and incurred losses of approximately $2.0 million in the year ended January 31, 2000. In connection with the plan, the Company charged $1.6 million to unusual and non-recurring charges in the year ended January 31, 2000. Following the disposition of the remaining assets and liabilities, the excess amount of $643,000 was credited to unusual and non-recurring charges in the year ended January 31, 2001.

      In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum lease payments under capital leases at January 31, 2002:

                                                         (000'S)
                                                        --------
  Year ending January 31,
    2003                                                  $122
    2004                                                   127
    2005                                                    90
    2006                                                     5
                                                          ----
  Net minimum lease payments                               344
  Less amount representing interest                         35
                                                          ----
  Present values of minimum lease payments                $309
                                                          ====

  Current portion                                         $106
  Noncurrent portion                                       203
                                                          ----
                                                          $309
                                                          ====

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE F -- INCOME TAXES

      The income tax provision is comprised of the following:

                                           Year ended January 31,
                                   ---------------------------------------
                                       2002          2001          2000
                                   -----------   -----------   -----------
                                                    (000's)
     Current
       Federal                      $  3,127       $ 5,993      $  4,256
       State and city                    519         1,230           718
       Foreign                           216           426            21
                                   ---------       -------      --------
                                       3,862         7,649         4,995

     Deferred expense                 (2,351)         (213)       (1,061)
                                   ---------       -------      --------
                                    $  1,511       $ 7,436      $  3,934
                                   =========       =======      ========

     Income before income taxes
       United States                $  3,216       $16,881      $  9,557
       Non-United States                 659         1,709           157

     The significant components of the Company's deferred tax asset at January 31, 2002 and 2001 are summarized as follows:

                                                  2002          2001
                                               ----------   -----------
                                                       (000's)
     Supplemental employee retirement plan      $   116       $    90
     Officer bonus                                  120           440
     Provision for bad debts and sales
       allowances                                 2,066         1,604
     Depreciation                                 1,578         1,433
     Inventory write-downs                        1,648           942
     Advertising allowance                          381           107
     Sales return accrual                           888
     Straight-line lease                            260          (138)
     Other                                          183           411
                                                -------       -------
                                                $ 7,240       $ 4,889
                                                =======       =======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE F -- INCOME TAXES (CONTINUED)

      The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                           YEAR ENDED          Year ended           Year ended
                                        JANUARY 31, 2002    January 31, 2001     January 31, 2000
                                       ------------------- ------------------- ---------------------
                                                  PERCENT             Percent               Percent
                                                     OF                  of                   of
                                         AMOUNT    INCOME    Amount    Income    Amount     Income
                                       --------- --------- --------- --------- ---------- ----------
                                        (000'S)             (000's)              (000's)
Provision for Federal income taxes at
 the statutory rate                     $ 1,356     35.0%   $6,507      35.0%    $3,400       35.0%
State and city income taxes, net of
 Federal income tax benefit                  33       .9       774       4.2        624        6.5
Effect of foreign taxable operations         42      1.1      (236)     (1.3)       (35)      ( .4)
Effect of permanent differences
 resulting in
 Federal taxable income                      45      1.2        21        .1         22         .2
Utilization of loss carryforwards                                                  (155)      (1.6)
Other, net                                   35       .8       370       2.0         78         .8
                                        -------     ----    ------      ----     ------       ----
Actual provision for income taxes       $ 1,511     39.0%   $7,436      40.0%    $3,934       40.5%
                                        =======     ====    ======      ====     ======       ====

      Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.0 million at January 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE G -- COMMITMENTS AND CONTINGENCIES

      The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been expensed and accrued for on a straight-line basis over the life of the lease. Future minimum rental payments for operating leases having noncancellable lease periods in excess of one year as of January 31, 2002 are:

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE G -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                                 Sublease
                                      GROSS       income       Net
                                    ---------   ---------   ---------
                                                 (000's)
  Year ending January 31,
  2003                               $ 2,031       $199      $ 1,832
  2004                                 1,919         17        1,902
  2005                                 1,881                   1,881
  2006                                 1,198                   1,198
  2007                                 1,196                   1,196
  Thereafter                           6,061                   6,061
                                     -------       ----      -------
                                     $14,286       $216      $14,070
                                     =======       ====      =======

      In April 1988, 345 West 37th Street Corp. ("345 West"), a property owned by two principal stockholders (Note J), received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is presently repayable in monthly installments of $11,000, which includes interest at 8.25%. The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $159,000 and $284,000 as of January 31, 2002 and 2001, respectively. In conjunction with closing this domestic facility (described in Note E), the Company has reflected $132,000 and $228,000 of the balance of the loan as an accrued nonrecurring charge at January 31, 2002 and 2001, respectively.

      Rent expense on the above operating leases (including amounts leased from 345 West) for the years ended January 31, 2002, 2001, and 2000 was approximately $2,114,000, $1,768,000, and $1,187,000, respectively, net of sublease income of $196,000, $289,000, and $984,000, respectively.

      The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $6,855,000, $4,858,000, and $5,228,000 for the years ended January 31,
      2002, 2001, and 2000, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

 Year ending January 31,        Amount
 -----------------------        ------
           2003             $ 6,106,000
           2004               7,257,000
           2005               4,869,000
           2006                 410,000
                            -----------
                            $18,642,000
                            ===========

      The Company has an employment agreement with its chief executive officer which expires on January 31, 2005. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE G -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In January 2001, the Company purchased certain assets of Gloria Gay Coats, LLC (see Note A). The Company is contractually obligated to make certain contingent payments if the division meets certain performance criteria in each of the two years ending January 31, 2003. The contingent payment for the year ended January 31, 2002 amounted to $1.3 million

NOTE H -- STOCKHOLDERS' EQUITY

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share for the years ended January 31, 2002, 2001, and 2000 would have been as follows:

                                                      2002         2001         2000
                                                      ----         ----         ----
       Net income - as reported                     $  2,364     $ 11,154     $ 5,780
       Net income - adjusted                        $  2,029     $ 10,900     $ 5,390
       Diluted earnings per share - as reported     $    .32     $   1.57     $   .84
       Diluted earnings per share - adjusted        $    .28     $   1.53     $   .79

      The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $5.25, $4.24, and $1.77 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. Such compensation calculation may not be representative of the future effects of applying SFAS 123. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2002, 2001, and 2000, respectively:

                                           2002       2001       2000
                                           ----       ----       ----
       Expected stock price volatility   65.9%      72.9%      71.1%
       Expected lives of options
        Directors and officers           7 YEARS    7 years    7 years
        Employees                        6 YEARS    6 years    6 years
       Risk-free interest rate            4.9%       6.0%       6.1%
       Expected dividend yield              0%         0%         0%

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE H -- STOCKHOLDERS' EQUITY (CONTINUED)

      Information regarding these option plans for 2002, 2001, and 2000 is as follows:

                                       2002                             2001                            2000
                         -------------------------------- -------------------------------- -------------------------------
                                        WEIGHTED AVERAGE                 Weighted Average                 Weighted Average
                             SHARES      EXERCISE PRICE       Shares      Exercise Price       Shares      Exercise Price
                         ------------- ------------------ ------------- ------------------ ------------- -----------------
Options outstanding at
 beginning of year         1,243,250        $  3.23         1,279,800        $  2.97         1,042,100        $  2.86
Exercised                    (65,900)          2.25          (110,250)          2.17           (50,000)          2.15
Granted                       11,000           7.82            81,000           6.07           289,750           2.54
Cancelled or forfeited        (5,700)          4.31            (7,300)          3.59            (2,050)          2.98
                           ---------                        ---------                        ---------
Options outstanding at
 end of year               1,182,650        $  3.33         1,243,250        $  3.23         1,279,800        $  2.97
                           =========                        =========                        =========
Exercisable                  875,440        $  3.14           818,736        $  2.98           817,550        $  2.83
                           =========                        =========                        =========

      The following table summarizes information about stock options outstanding:

                                            Weighted
                                            Average       Weighted          Number          Weighted
                        Number out-        Remaining       Average        Exercisable       Average
     Range of         standing as of      Contractual     Exercise           as of          Exercise
 Exercise Prices     January 31, 2002         Life          Price      January 31, 2002      Price
 ---------------     ----------------     -----------     --------     ----------------     --------
$1.62 -- $3.00            721,332          4.1 years       $ 2.24           573,992          $ 2.22
$3.01 -- $6.00            358,818          5.8 years       $ 4.62           262,148          $ 4.66
$6.01 -- $9.55            102,500          7.1 years       $ 6.46            39,300          $ 6.39
                          -------                                           -------
                        1,182,650                                           875,440
                        =========                                           =======

      Included in the above outstanding options as of January 31, 2002, 2001, and 2000 are 25,000 options with an exercise price of $6.50 and 25,000 options with an exercise price of $5.50 for which the fair value at the date of grant was $3.75. All other options were issued at an amount equal to the fair market value at the date of grant.

NOTE I -- MAJOR VENDORS AND CUSTOMERS

      For the years ended January 31, 2002, 2001, and 2000, one customer accounted for 21.1%, 21.1%, and 24.6%, respectively, of the Company's net sales, primarily for purchases of non-licensed apparel.

      The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE J -- RELATED PARTY TRANSACTIONS

      During the years ended January 31, 2002, 2001, and 2000, G-III leased space from 345 West (Note G). Operating expenses paid by G-III to 345 West during the years ended January 31, 2002, 2001, and 2000, amounted to approximately $202,000, $233,000, and $280,000, respectively.

      An executive of the Company owns approximately an 11% equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. In addition, an outside director of the Company owns approximately a 3% direct and 10% indirect equity interest on a fully diluted basis of Wilsons. During the years ended January 31, 2002, 2001 and 2000, Wilsons accounted for approximately $11,590,000, $13,121,000, and $8,620,000, respectively, of the Company's net sales. Accounts receivable from Wilsons at January 31, 2002 were approximately $21,000.

NOTE K -- PENSION PLANS

      The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. The Company matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $200,000, $157,000, and $122,000, for the years ended January 31, 2002, 2001, and 2000, respectively.

NOTE L -- SEGMENTS

      The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

                                                    2002                    2001                   2000
                                           ----------------------- ----------------------- --------------------
                                                           NON-                   Non-                   Non-
                                             LICENSED    LICENCED   Licensed    Licensed    Licensed   Licensed
                                           ------------ ---------- ---------- ------------ ---------- ---------
   Net sales                                 $ 85,977    $115,449   $70,855     $116,202    $61,900    $87,732
   Cost of goods sold                          65,479      92,681    49,738       86,361     44,100     66,610
                                             --------    --------   -------     --------    -------    -------
   Gross profit                                20,498      22,768    21,117       29,841     17,800     21,122
   Selling, general and administrative         19,510      16,304    13,687       16,173     10,113     18,032
   Unusual or non-recurring charge                                                  (643)                1,200
                                             --------    --------   -------     --------    -------    -------
   Operating profit                               988       6,464     7,430       14,311      7,687      1,890
   Interest expense                             1,681       1,896     1,067        1,772        491      1,366
                                             --------    --------   -------     --------    -------    -------
   Income (loss) before minority interest
     and income taxes                            (693)      4,568     6,363       12,539      7,196        524
   Minority interest                                                                (312)                1,994
                                             --------    --------   -------     --------    -------    -------
   Income (loss) before income taxes         $   (693)   $  4,568   $ 6,363     $ 12,227    $ 7,196    $ 2,518
                                             ========    ========   =======     ========    =======    =======

      Commission fee income was $3.2 million, $6.2 million, and $3.6 million for fiscal 2002, 2001, and 2000, respectively. This fee income is included in non-licensed net sales and gross profit. The Company allocates all expenses to its two reportable segments.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2002, 2001, and 2000


NOTE L -- SEGMENTS (CONTINUED)

                                2002                    2001                    2000
                       ----------------------- ----------------------- ----------------------
                                   LONG-LIVED              Long-Lived              Long-Lived
                        REVENUES     ASSETS     Revenues     Assets     Revenues     Assets
                       ---------- ------------ ---------- ------------ ---------- -----------
 Geographic region
   United States        $194,921    $ 12,122    $181,215    $  8,306    $147,001    $ 8,294
   Non-United States       6,505       2,254       5,842       2,329       2,631      2,003
                        --------    --------    --------    --------    --------    -------

                        $201,426    $ 14,376    $187,057    $ 10,635    $149,632    $10,297
                        ========    ========    ========    ========    ========    =======

      Included in finished goods inventory at January 31, 2002, 2001, and 2000 are $9.3 million and $8.9 million, $8.6 million and $9.0 million, and $5.8 million and $5.2 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2002 and 2001 are as follows:

                                                             Quarter ended
                                          ---------------------------------------------------
                                           April 30,    July 31,    October 31,   January 31,
                                              2001        2001          2001         2002
                                          ----------- ------------ ------------- ------------
     January 31, 2002
      Net sales                            $ 17,167     $ 62,913     $ 90,623      $ 30,723
      Gross profit                            2,950       16,615       20,718         2,983
      Net income (loss)                      (2,892)       3,885        5,033        (3,662)

      Net income (loss) per common share
        Basic                              $  (0.44)    $   0.58     $   0.75      $  (0.55)
        Diluted                               (0.44)        0.52         0.68         (0.55)

                                                             Quarter ended
                                          ---------------------------------------------------
                                           April 30,    July 31,    October 31,   January 31,
                                              2000        2000          2000         2001
                                          ----------- ------------ ------------- ------------
     January 31, 2001
      Net sales                            $ 10,578     $ 47,385     $ 87,955       $41,139
      Gross profit                            2,180       13,798       25,308         9,672
      Net income (loss)                      (2,519)       3,447        9,468           758(a)

      Net income (loss) per common share
        Basic                              $  (0.38)    $   0.53     $   1.45       $  0.12
        Diluted                               (0.38)        0.49         1.31          0.11

    (a) Includes $192,000 of income, net of tax, or $0.03 per diluted share, associated with the reversal of a charge previously taken in connection with the disposition of the assets and liabilities of the BET Design Studio joint venture.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                        January 31, 2002, 2001, and 2000


NOTE N -- EFFECT OF INDONESIAN ECONOMY

      In 1998, many Asia/Pacific countries, including Indonesia, experienced an economic crisis mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis had also involved declining prices in shares listed on the Indonesian stock exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property. There were frequent riots and many businesses suffered losses. As a result, in 1998, the Company reserved $463,000 against certain assets due to the probable threat that the Indonesian government would seize the assets of the Company. In the fourth quarter of fiscal 2000, the economic situation had stabilized and the threat for loss of assets was no longer probable. As a result, the Company reversed this reserve. In fiscal 2001 and 2002, Indonesia again experienced significant currency devaluation and political instability. During fiscal 2003, the Company will continue to monitor conditions in Indonesia and their affect on the stability of its Indonesian operations.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Column A                  Column B             Column C              Column D       Column E
-----------------------------------   ------------   -------------------------   ------------   -----------
                                                             Additions
                                                     -------------------------
                                                          (1)           (2)
                                       Balance at     Charged to      Charged                    Balance at
                                        beginning      costs and     to other     Deductions       end of
            Description                 of period      expenses      accounts         (a)          period
-----------------------------------   ------------   ------------   ----------   ------------   -----------
Year ended January 31, 2002
 Deducted from asset accounts
  Allowance for doubtful accounts        $  466         $  234                      $   86         $  614
  Allowance for sales discounts           3,776          6,370                       4,591          5,555
                                         ------         ------                      ------         ------
                                         $4,242         $6,604                      $4,677         $6,169
                                         ======         ======                      ======         ======
Year ended January 31, 2001
 Deducted from asset accounts
  Allowance for doubtful accounts        $  806         $   30                      $  370         $  466
  Allowance for sales discounts           3,086          4,937                       4,247          3,776
                                         ------         ------                      ------         ------
                                         $3,892         $4,967                      $4,617         $4,242
                                         ======         ======                      ======         ======
Year ended January 31, 2000
 Deducted from asset accounts
  Allowance for doubtful accounts        $  499         $  539                      $  232         $  806
  Allowance for sales discounts           1,168          4,914                       2,996          3,086
                                         ------         ------                      ------         ------
                                         $1,667         $5,453                      $3,228         $3,892
                                         ======         ======                      ======         ======


(a)  Accounts written off as uncollectible, net of recoveries.