Form 10-Q
period 2002-04-30
G III APPAREL GROUP LTD /DE/
filed 2002-06-07
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended                April 30, 2002
                               -------------------------------------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

Commission File Number               0-18183
                      -------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

               Delaware                                41-1590959
--------------------------------                    ---------------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)


              512 Seventh Avenue, New York, New York        10018
              -----------------------------------------------------
               (Address of Principal Executive Office)   (Zip Code)

                                 (212) 403-0500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes  [X]  No  [ ]

The number of outstanding shares of the registrant's Common Stock as of June 3, 2002 was 6,710,679.



Part I          FINANCIAL INFORMATION                                              Page No.
    Item 1.   Financial Statements *

                Condensed Consolidated Balance Sheets -
                        April 30, 2002 and January 31, 2002...........................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended April 30, 2002 and 2001............4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended April 30, 2002 and 2001............5

                Notes to Condensed Consolidated Financial Statements..................6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................8


* The Balance Sheet at January 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                    APRIL 30,             JANUARY 31,
                                                                                      2002                   2002
                                                                                      ----                   ----
                                                                                  (unaudited)
                                    ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                      $     339             $   2,481
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts of $4,511 and $6,169, respectively                        4,845                 9,922
      Inventories                                                                     40,497                37,172
      Prepaid and refundable income taxes                                              3,619
      Deferred income taxes                                                            5,286                 5,286
      Prepaid expenses and other current assets                                        5,757                 3,749
                                                                                    --------              --------
           Total current assets                                                       60,343                58,610

PROPERTY, PLANT AND EQUIPMENT, NET                                                     2,891                 3,021

DEFERRED INCOME TAXES                                                                  1,954                 1,954

OTHER ASSETS                                                                           4,047                 4,116
                                                                                    --------              --------
                                                                                    $ 69,235              $ 67,701
                                                                                    ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable                                                                   $  3,304              $    800
    Current maturities of obligations under capital leases                               109                   106
    Income taxes payable                                                                                     1,118
    Accounts payable                                                                   9,686                 5,079
    Accrued expenses                                                                   4,961                 5,262
    Accrued nonrecurring charges                                                         107                   105
                                                                                    --------              --------
           Total current liabilities                                                  18,167                12,470

OTHER LONG-TERM LIABILITIES                                                              412                   418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
        shares; 6,955,496 and 6,944,071 shares issued
        at April 30, 2002 and January 31, 2002, respectively                              70                    69
    Additional paid-in capital                                                        25,615                25,581
    Foreign currency translation adjustments                                              71                    94
    Retained earnings                                                                 25,870                30,039
                                                                                     -------               -------
                                                                                      51,626                55,783
    Less common stock held in treasury - 244,817 shares,
        at cost, at April 30, 2002 and January 31, 2002                                 (970)                 (970)
                                                                                    --------              --------
                                                                                      50,656                54,813
                                                                                    --------               -------
                                                                                    $ 69,235              $ 67,701
                                                                                    ========              ========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                -------------------------------
                                                                                           (Unaudited)
                                                                                   2002              2001
                                                                                   ----              ----

Net sales                                                                       $   12,691         $   17,167

Cost of goods sold                                                                  11,788             14,217
                                                                                ----------         ----------

          Gross profit                                                                 903              2,950

Selling, general and administrative expenses                                         7,514              7,465
                                                                                ----------         ----------

          Operating loss                                                            (6,611)            (4,515)

Interest and financing charges, net                                                    125                305
                                                                                ----------         ----------

          Loss before income taxes                                                  (6,736)            (4,820)

Income tax benefit                                                                  (2,567)            (1,928)
                                                                                ----------         ----------

          Net loss                                                              $   (4,169)        $   (2,892)
                                                                                ==========         ==========


LOSS PER COMMON SHARE:

Basic and Diluted:
-----------------

          Net loss per common share                                             $    (0.62)        $    (0.44)
                                                                                ==========         ==========

          Weighted average number of shares outstanding                          6,702,370          6,645,047
                                                                                ==========         ==========







The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 THREE MONTHS ENDED APRIL 30,
                                                                             -----------------------------------
                                                                                            (Unaudited)
                                                                                   2002               2001
                                                                                   ----               ----
  Cash flows from operating activities

     Net loss                                                                    $ (4,169)          $ (2,892)
     Adjustments to reconcile net loss to
       net cash used in operating activities
          Depreciation and amortization                                               363                280
          Changes in operating assets and liabilities:
             Accounts receivable                                                    5,077               (211)
             Inventories                                                           (3,325)           (29,613)
             Income taxes, net                                                     (4,737)            (2,166)
             Prepaid expenses and other current assets                             (2,008)            (1,784)
             Other assets                                                             (33)                49
             Accounts payable and accrued expenses                                  4,306              4,533
             Accrued nonrecurring charge                                              (25)               (24)
             Other long term liabilities                                               49
                                                                                 --------           --------
          Net cash used in operating activities                                    (4,502)           (31,828)
                                                                                 --------           --------

  Cash flows from investing activities
     Capital expenditures                                                            (149)              (155)
     Purchase of certain assets of Gloria Gay Coats, LLC                               18               (205)
                                                                                ---------           --------
          Net cash used in investing activities                                      (131)              (360)
                                                                                ---------           --------

  Cash flows from financing activities
      Increase in notes payable, net                                                2,504             23,237
      Payments for capital lease obligations                                          (25)               (24)
      Proceeds from exercise of stock options                                          35                 78
                                                                                ---------           --------
       Net cash provided by financing activities                                    2,514             23,291
                                                                                ---------           --------

  Effect of exchange rate changes on cash and cash equivalents                        (23)               (15)
                                                                                ---------           --------

       Net decrease in cash and cash equivalents                                   (2,142)            (8,912)

  Cash and cash equivalents at beginning of period                                  2,481              9,231
                                                                                ---------           --------

  Cash and cash equivalents at end of period                                     $    339           $    319
                                                                                =========           ========

  Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                                                  $    190           $    356
       Income taxes                                                              $  2,161           $    558



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Discussion
---------------------------

The results for the three month period ended April 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission for the year ended January 31, 2002.

Certain reclassifications have been made to conform to the fiscal 2002 presentation.


Note 2 - Inventories
--------------------

Inventories consist of:

                                      APRIL 30,               January 31,
                                        2002                      2002
                                        ----                      ----
                                               (in thousands)

       Finished products               $ 18,798                 $ 18,240
       Work-in-process                    2,955                      576
       Raw materials                     18,744                   18,356
                                        -------                  -------
                                       $ 40,497                 $ 37,172
                                        =======                   ======


Note 3 - Net Loss per Common Share
----------------------------------

Basic net loss per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Notes Payable
----------------------

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was $2.5 million outstanding at April 30, 2002 and no loan balance outstanding at January 31, 2002 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $800,000 at April 30, 2002 and January 31, 2002 represent maximum borrowings under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the subsidiary.


Note 5 - Nonrecurring Charge
----------------------------

The nonrecurring charge refers to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. The balances of $107,000 at April 30, 2002 and $132,000 at January 31, 2002 relate to the remaining obligation under an operating lease. Based on current estimates, management believes that existing accruals are adequate. At April 30, 2002, the entire nonrecurring charge is a current liability. Other long-term liabilities include $27,000 of nonrecurring charges at January 31, 2002.


Note 6 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

                                                                  THREE MONTHS ENDED APRIL 30,
                                                 --------------------------------------------------------------
                                                             2002                              2001
                                                  --------------------------         -------------------------
                                                                      NON-                             Non-
                                                  LICENSED          LICENSED         Licensed        Licensed
                                                  --------         ---------         --------        ----------
       Net sales                                   $  8,360         $  4,331          $  8,310        $  8,857
       Cost of goods sold                             6,928            4,860             6,868           7,349
                                                   --------         --------          --------        --------
       Gross profit (loss)                            1,432             (529)            1,442           1,508
       Selling, general and administrative            4,178            3,336             3,924           3,541
                                                   --------         --------          --------        --------
       Operating loss                                (2,746)          (3,865)           (2,482)         (2,033)
       Interest expense, net                             50               75               102             203
                                                   --------         --------          --------        --------
       Loss before income taxes                    $ (2,796)        $ (3,940)         $ (2,584)       $ (2,236)
                                                   ========         ========          ========        ========


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during our fiscal year. Net sales for the three months ended April 30, 2002 were $12.7 million compared to $17.2 million for the same period last year. The decrease in net sales during the quarter was primarily attributable to a decrease in sales of non-licensed apparel resulting from lower regular spring shipments and a shift in the timing of some shipments to the second quarter.

Gross profit was $903,000, or 7.1% of net sales, for the three month period ended April 30, 2002 compared to $3.0 million, or 17.2% of net sales, for the same period last year. Gross profit as a percentage of net sales decreased due to lower regular price spring shipments and sales at deeper discounts for inventory management purposes in the non-licensed apparel segment compared to the same period last year.

Selling, general and administrative expenses remained unchanged at $7.5 million in both the three month period ended April 30, 2002 and the same period last year. Expenses incurred in connection with our expanded Sports Licensing business and our new Timberland and Sean John lines offset lower expenses resulting from our reduction in headcount in October 2001.

Interest expense and finance charges for the three month period ended April 30, 2002 were $125,000 compared to $305,000 for the comparable period last year. The decrease in interest expense was due to lower debt levels as a result of reducing inventory from $72.1 million at April 30, 2001 to $41.0 million at April 30, 2002, as well as lower interest rates.

Income tax benefit of $2.6 million reflects an effective tax rate of 38.1% for the three months ended April 30, 2002 compared to an income tax benefit of $1.9 million which reflected a 40% effective tax rate in the comparable period last year. The tax rate in the three month period ended April 30, 2002 reflects the implementation of a strategic tax plan which reduced our effective state income tax rate.

As a result of the foregoing, for the three months ended April 30, 2002, we had a net loss of $4.2 million, or $0.62 per share, compared to a net loss of $2.9 million, or $0.44 share, for the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.75% as of June 3, 2002) or LIBOR plus 225 basis points (4.15% at June 3, 2002). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2002, direct borrowings were $2.5 million and contingent liability under open letters of credit was approximately $7.6 million compared to direct borrowings of $23.8 million and contingent liability under open letters of credit of approximately $15.7 million as of April 30, 2001. The decrease in borrowings under our credit facility compared to last year resulted primarily from the decrease in our inventories.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $800,000 as of April 30, 2002 and $950,000 as of April 30, 2001. The loan is secured by the property, plant, and equipment of the subsidiary.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Business Combination and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives. We adopted these pronouncements effective as of February 1, 2002. The adoption of this Statement does not have a material impact on our consolidated results of operations and financial position.



Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes Statement No. 121. Although this Statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We adopted this pronouncement effective as of February 1, 2002. The adoption of this Statement does not have a material impact on our consolidated results of operations and financial position.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 G-III APPAREL GROUP, LTD.
                                                       (Registrant)



Date: June 7, 2002                               By: /s/ Morris Goldfarb
                                                     -------------------
                                                     Morris Goldfarb
                                                     Chief Executive Officer



Date: June 7, 2002                               By: /s/ Wayne Miller
                                                     ----------------
                                                     Wayne S. Miller
                                                     Chief Financial Officer