Form 10-Q
period 2002-07-31
G III APPAREL GROUP LTD /DE/
filed 2002-09-12
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly period ended        July 31, 2002
                                           -------------------------

                                       OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number                 0-18183
                      -----------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


          Delaware                                          41-1590959
--------------------------------                          ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        512 Seventh Avenue, New York, New York        10018
       --------------------------------------------------------
        (Address of Principal Executive Office)     (Zip Code)

                                 (212) 403-0500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes  X   No
   -----    -----

The number of outstanding shares of the registrant's Common Stock as of September 3, 2002 was 6,721,854.

Part I          FINANCIAL INFORMATION                                 Page No.

    Item 1. Financial Statements *

            Condensed Consolidated Balance Sheets -
                    July 31, 2002 and January 31, 2002..................  3

            Condensed Consolidated Statements of Operations -
                    For the Three Months Ended
                    July 31, 2002 and 2001..............................  4

            Condensed Consolidated Statements of Operations -
                    For the Six Months Ended
                    July 31, 2002 and 2001..............................  5

            Condensed Consolidated Statements of Cash Flows -
                    For the Six Months Ended
                    July 31, 2002 and 2001..............................  6

            Notes to Condensed Consolidated Financial Statements........  7


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 10


* The Balance Sheet at January 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


Part II     OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Stockholders............. 13

    Item 6. Exhibits and Reports on Form 8-K............................ 13

            Exhibits

              99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                      JULY 31,  JANUARY 31,
                                                                       2002         2002
                                                                    ---------    ---------
                                                                          (unaudited)
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents ...................................   $     360    $   2,481
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts of $5,756 and $6,169, respectively .      29,033        9,922
      Inventories ...............................................      60,645       37,172
      Prepaid and refundable income taxes .......................       3,400
      Deferred income taxes .....................................       5,286        5,286
      Prepaid expenses and other current assets .................       7,751        3,749
                                                                    ---------    ---------
           Total current assets .................................     106,475       58,610

PROPERTY, PLANT AND EQUIPMENT, NET ..............................       2,689        3,021

DEFERRED INCOME TAXES ...........................................       1,935        1,954

OTHER ASSETS ....................................................       4,036        4,116
                                                                    ---------    ---------
                                                                    $ 115,135    $  67,701
                                                                    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable ...............................................   $  39,971    $     800
    Current maturities of obligations under capital leases ......         111          106
    Income taxes payable ........................................                    1,118
    Accounts payable ............................................      19,206        5,079
    Accrued expenses ............................................       4,149        5,262
    Accrued nonrecurring charges ................................          81          105
                                                                    ---------    ---------
           Total current liabilities ............................      63,518       12,470

OTHER LONG-TERM LIABILITIES .....................................         383          418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
       shares; 6,963,271 and 6,944,071 shares issued
       at July 31, 2002 and January 31, 2002, respectively ......          70           69
    Additional paid-in capital ..................................      25,635       25,581
    Foreign currency translation adjustments ....................          53           94
    Retained earnings ...........................................      26,446       30,039
                                                                    ---------    ---------
                                                                       52,204       55,783
    Less common stock held in treasury - 244,817 shares,
       at cost, at July 31, 2002 and January 31, 2002 ...........        (970)        (970)
                                                                    ---------    ---------
                                                                       51,234       54,813
                                                                    ---------    ---------
                                                                    $ 115,135    $  67,701
                                                                    =========    =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

               (in thousands, except share and per share amounts)

                                                       THREE MONTHS ENDED JULY 31,
                                                       ---------------------------
                                                               (Unaudited)
                                                           2002         2001
                                                        ----------   ----------
Net sales ...........................................   $   40,022   $   62,913

Cost of goods sold ..................................       29,209       46,298
                                                        ----------   ----------

         Gross profit ...............................       10,813       16,615

Selling, general and administrative expenses ........        9,453        9,027
                                                        ----------   ----------

         Operating income ...........................        1,360        7,588

Interest and financing charges, net .................          396        1,113
                                                        ----------   ----------

         Income before income taxes .................          964        6,475

Income tax expense ..................................          388        2,590
                                                        ----------   ----------

         Net income .................................   $      576   $    3,885
                                                        ==========   ==========

INCOME PER COMMON SHARE:

    Basic:
    ------

        Net income per common share .................   $     0.09   $     0.58
                                                        ==========   ==========

        Weighted average number of shares outstanding    6,714,200    6,678,639
                                                        ==========   ==========

    Diluted:
    --------

        Net income per common share .................   $     0.08   $     0.52
                                                        ==========   ==========

        Weighted average number of shares outstanding    7,379,809    7,456,050
                                                        ==========   ==========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

               (in thousands, except share and per share amounts)

                                                         SIX MONTHS ENDED JULY 31,
                                                        --------------------------
                                                               (Unaudited)
                                                             2002         2001
                                                        -----------    -----------
Net sales ...........................................   $    52,713    $    80,080

Cost of goods sold ..................................        40,997         60,515
                                                        -----------    -----------

         Gross profit ...............................        11,716         19,565

Selling, general and administrative expenses ........        16,967         16,492
                                                        -----------    -----------

         Operating income (loss) ....................        (5,251)         3,073

Interest and financing charges, net .................           521          1,418
                                                        -----------    -----------

         Income (loss) before income taxes ..........        (5,772)         1,655

Income tax expense (benefit) ........................        (2,179)           662
                                                        -----------    -----------

         Net income (loss) ..........................   $    (3,593)   $       993
                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE:

    Basic:
    ------

        Net income (loss) per common share ..........   $     (0.54)   $      0.15
                                                        ===========    ===========

        Weighted average number of shares outstanding     6,708,383      6,662,121
                                                        ===========    ===========

    Diluted:
    --------

        Net income (loss) per common share ..........   $     (0.54)   $      0.13
                                                        ===========    ===========

        Weighted average number of shares outstanding     6,708,383      7,412,370
                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             SIX MONTHS ENDED JULY 31,
                                                             -------------------------
                                                                    (Unaudited)
                                                                 2002        2001
                                                               --------    --------
Cash flows from operating activities
   Net income (loss) .......................................   $ (3,593)   $    993
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
        Depreciation and amortization ......................        722         583
        Deferred income tax ................................         19
        Changes in operating assets and liabilities:
           Accounts receivable .............................    (19,111)    (37,433)
           Inventories .....................................    (23,473)    (41,200)
           Income taxes, net ...............................     (4,518)       (195)
           Prepaid expenses and other current assets .......     (4,002)     (4,929)
           Other assets ....................................       (106)       (102)
           Accounts payable and accrued expenses ...........     13,014      12,977
           Accrued nonrecurring charge .....................        (51)        (47)
           Other long term liabilities .....................         49          50
                                                               --------    --------
        Net cash used in operating activities ..............    (41,050)    (69,303)
                                                               --------    --------

Cash flows from investing activities
   Capital expenditures ....................................       (222)       (485)
   Capital dispositions ....................................                     24
   Purchase of certain assets of Gloria Gay Coats, LLC .....         18        (205)
                                                               --------    --------
         Net cash used in investing activities .............       (204)       (666)
                                                               --------    --------

Cash flows from financing activities
    Increase in notes payable, net .........................     39,171      62,099
    Payments for capital lease obligations .................        (52)        (48)
    Proceeds from exercise of stock options ................         55         128
                                                               --------    --------
        Net cash provided by financing activities ..........     39,174      62,179
                                                               --------    --------

Effect of exchange rate changes on cash and cash equivalents        (41)         (8)
                                                               --------    --------

      Net decrease in cash and cash equivalents ............     (2,121)     (7,798)

Cash and cash equivalents at beginning of period ...........      2,481       9,231
                                                               --------    --------

Cash and cash equivalents at end of period .................   $    360    $  1,433
                                                               ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest ..............................................   $    347    $    945
     Income taxes ..........................................   $  2,299    $    806

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- General Discussion

The results for the six month period ended July 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 -- Inventories

Inventories consist of:

                                                   JULY 31,   January 31,
                                                    2002        2002
                                                   -------     -------
                                                      (in thousands)
               Finished products ............      $41,559     $18,240
               Work-in-process ..............        4,500         576
               Raw materials ................       14,586      18,356
                                                   -------     -------
                                                   $60,645     $37,172
                                                   =======     =======

Note 3 -- Net Income (Loss) per Common Share

Basic net income (loss) per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 -- Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The Company was not in compliance with the covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six months ended July 31, 2002. On August 27, 2002, the Company received a waiver from its lenders relating to this EBITDA covenant. The line of credit also includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was $39.2 million outstanding at July 31, 2002 and no loan balance outstanding at January 31, 2002 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $800,000 at July 31, 2002 and January 31, 2002 represent maximum borrowings under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the Indonesian subsidiary.

Note 5 -- Accrued Nonrecurring Charges

The accrued nonrecurring charge refers to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. The balances of $81,000 at July 31, 2002 and $132,000 at January 31, 2002
relate to the remaining obligation under an operating lease. Based on current estimates, management believes that existing accruals are adequate. At July 31, 2002, the entire nonrecurring charge is a current liability. Other long-term liabilities include $27,000 of nonrecurring charges at January 31, 2002.

Note 6 -- Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:

                                                       THREE MONTHS ENDED JULY 31,
                                                --------------------------------------------
                                                        2002                    2001
                                                --------------------------------------------
                                                              NON-                    Non-
                                                LICENSED    LICENSED    Licensed    Licensed
                                                --------    --------    --------    --------
     Net sales ..............................   $ 17,408    $ 22,614    $ 21,389    $ 41,524
     Cost of goods sold .....................     12,499      16,710      15,150      31,148
                                                --------    --------    --------    --------
     Gross profit ...........................      4,909       5,904       6,239      10,376
     Selling, general and administrative ....      5,681       3,772       4,991       4,036
                                                --------    --------    --------    --------
     Operating income (loss) ................       (772)      2,132       1,248       6,340
     Interest expense, net ..................        171         225         545         568
                                                --------    --------    --------    --------
     Income (loss) before income taxes ......   $   (943)   $  1,907    $    703    $  5,772
                                                ========    ========    ========    ========

                                                          SIX MONTHS ENDED JULY 31,
                                                --------------------------------------------
                                                        2002                    2001
                                                --------------------    --------------------
                                                              NON-                    Non-
                                                LICENSED    LICENSED    Licensed    Licensed
                                                --------    --------    --------    --------
     Net sales ..............................   $ 25,768    $ 26,945    $ 29,699    $ 50,381
     Cost of goods sold .....................     19,427      21,570      22,018      38,497
                                                --------    --------    --------    --------
     Gross profit ...........................      6,341       5,375       7,681      11,884
     Selling, general and administrative ....      9,859       7,108       8,915       7,577
                                                --------    --------    --------    --------
     Operating income (loss) ................     (3,518)     (1,733)     (1,234)      4,307
     Interest expense, net ..................        159         362         647         771
                                                --------    --------    --------    --------
     Income (loss) before income taxes ......   $ (3,677)   $ (2,095)   $ (1,881)   $  3,536
                                                ========    ========    ========    ========

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

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

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 2002 were $40.0 million compared to $62.9 million for the same period last year. The decrease in net sales during the quarter was attributable to an $18.9 million decrease in sales of non-licensed apparel and a $4.0 million decrease in sales of licensed apparel. Net sales for the six months ended July 31, 2002 were $52.7 million compared to $80.1 million for the same period in the prior year. The decrease in net sales in the six month period was attributable to a $23.4 million decrease in sales of non-licensed apparel and a $3.9 million decrease in sales of licensed apparel. Net sales declined in the three and six month periods ended July 31, 2002 as a result of the continuation of the trend of customers requiring delivery of goods closer to selling floor needs.

Gross profit was $10.8 million, or 27.0% of net sales, for the three months ended July 31, 2002 compared to $16.6 million, or 26.4% of net sales, for the same period last year. Gross profit was $11.7 million, or 22.2% of net sales, for the six months ended July 31, 2002 compared to $19.6 million, or 24.4% of net sales, for the same period last year. The increase in gross profit percentage for the three month period ended July 31, 2002 resulted from a higher gross profit percentage in the non-licensed apparel segment, partially offset by a lower gross profit percentage in the licensed apparel segment and a lower volume of commission fee income. The gross profit margin percentage was favorably impacted by a $1.1 million decrease in our inventory reserves in the non-licensed segment. These reserves were established in the fourth quarter of fiscal 2002, but were no longer deemed necessary as a result of higher than anticipated prices on sales of goods that had previously been returned. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $850,000 during the three months ended July 31, 2002 from $1.4 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions.

The decrease in gross profit percentage for the six month period ended July 31, 2002 was due primarily to lower regular price spring shipments and deeper discounts to move excess inventory in the fiscal first quarter, primarily in the non-licensed apparel segment. In addition, commission fee income decreased to $870,000 during the six months ended July 31, 2002 from $1.5 million in the comparable period of the prior year.

Selling, general and administrative expenses for the three months ended July 31, 2002 were $9.5 million compared to $9.0 million in the three months ended July 31, 2001. Selling, general and administrative expenses for the six months ended July 31, 2002 were $17.0 million compared to $16.5 million for the same period last year. The increases in both the three and six month periods are the result of increased expenses in the licensed apparel segment of $800,000 in the three month period and $1.3 million in the six month period relating to the expansion of our Sports Licensing business and our new Timberland and Sean John lines. These increases were partially offset by lower expenses resulting from our reduction in headcount in October 2001.

Interest expense and finance charges for the three months ended July 31, 2002 were $396,000 compared to $1.1 million in the same period last year. Interest expense and finance charges for the six month period ended July 31, 2002 were $521,000 compared to $1.4 million in the same period last year. The decrease in interest expense in both the three and six month periods resulted primarily from lower average debt levels as a result of reducing inventory from $83.7 million at July 31, 2001 to $60.6 million at July 31, 2002 and lower interest rates.

Income tax expense was $388,000 for the three months ended July 31, 2002 compared to $2.6 million in the same period in the prior year. We had an income tax benefit of $2.2 million for the six months ended July 31, 2002 compared to an income tax expense of $662,000 in the same period last year. Our effective tax rate was 40% in each of the three month periods ended July 31, and was 38% in the six month period ended July 31, 2002 compared to 40% in the same period last year. The tax rate in the six month period ended July 31, 2002 reflects the implementation of a strategic tax plan which reduced our effective state income tax rate.

As a result of the foregoing, for the three months ended July 31, 2002, we had net income of $576,000, or $0.08 per diluted share, compared to $3.9 million, or $0.52 per diluted share, for the same period in the prior year. For the six months ended July 31, 2002, we had a net loss of $3.6 million, or $0.54 per diluted share, compared to net income of $993,000, or $0.13 per diluted share, for the same period in the prior year.

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

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.75% as of September 3, 2002) or LIBOR plus 225 basis points (4.07% at September 3, 2002). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were not in compliance with the covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six month period ended July 31, 2002. On August 27, 2002, we received a waiver from our lenders relating to this covenant.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2002, direct borrowings were $39.2 million and contingent liability under open letters of credit was approximately $23.2 million compared to direct borrowings of $62.8 million and contingent liability under open letters of credit of approximately $13.6 million as of July 31, 2001. The decrease in borrowings under our credit facility compared to last year resulted primarily from the decrease in our inventories.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $800,000 as of July 31, 2002 and July 31, 2001. The loan is secured by the property, plant, and equipment of the Indonesian subsidiary.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt the provisions of SFAS No. 145 upon its effective date and are currently assessing the impact it will have on our results of operations and financial position.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations and financial position.

ITEM 3.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
           -----------------------------------------------

          (a)  Our Annual Meeting of Stockholders was held on June 12, 2002.

          (b) The following matters were voted on and approved by our stockholders at the Annual Meeting:

               (i) The election of eight directors to serve for the ensuing year. The following nominees were elected as directors (with our stockholders having voted as set forth below):

                =====================  ==============  ==============================
                     NOMINEE              VOTES FOR      WITHHELD AUTHORITY TO VOTE
                ---------------------  --------------  ------------------------------
                Morris Goldfarb           6,538,960             10,510
                ---------------------  --------------  ------------------------------
                Aron Goldfarb             6,547,160              2,310
                ---------------------  --------------  ------------------------------
                Lyle Berman               6,547,160              2,310
                ---------------------  --------------  ------------------------------
                Thomas J. Brosig          6,545,060              4,410
                ---------------------  --------------  ------------------------------
                Alan Feller               6,547,060              2,410
                ---------------------  --------------  ------------------------------
                Carl Katz                 6,547,060              2,410
                ---------------------  --------------  ------------------------------
                Willem van Bokhorst       6,547,060              2,410
                ---------------------  --------------  ------------------------------
                George J. Winchell        6,547,060              2,410
                =====================  ==============  ==============================

               (ii) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2003. Our stockholders voted as follows:

                      FOR:                        6,547,525
                      AGAINST:                          940
                      ABSTENTIONS:                    1,005
                      BROKER NON-VOTES:                   0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

           99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       G-III APPAREL GROUP, LTD.
                                             (Registrant)


Date:    September 12, 2002            By: /s/ Morris Goldfarb
                                           -------------------------------------
                                           Morris Goldfarb
                                           Chief Executive Officer



Date:    September 12, 2002            By: /s/ Wayne Miller
                                           -------------------------------------
                                           Wayne S. Miller
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Morris Goldfarb, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of G-III Apparel Group, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 12, 2002


                                       /s/  Morris Goldfarb
                                       -----------------------------------------
                                       Morris Goldfarb
                                       Chief Executive Officer

I, Wayne S. Miller, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of G-III Apparel Group, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:    September 12, 2002


                                       /s/ Wayne Miller
                                       -----------------------------------------
                                       Wayne S. Miller
                                       Chief Financial Officer