Form 10-Q
period 2002-10-31
G III APPAREL GROUP LTD /DE/
filed 2002-12-16
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended            October 31, 2002
                               -------------------------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number                            0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


              Delaware                                         41-1590959
----------------------------------------                   ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                512 Seventh Avenue, New York, New York         10018
            ---------------------------------------------------------
               (Address of Principal Executive Office)      (Zip Code)

                                 (212) 403-0500
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes  X         No
   -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No  X
   ------        -----

The number of outstanding shares of the registrant's Common Stock as of December 2, 2002 was 6,849,752.

Part I          FINANCIAL INFORMATION                                   Page No.

  Item 1. Financial Statements *

           Condensed Consolidated Balance Sheets -
                   October 31, 2002 and January 31, 2002...................3

           Condensed Consolidated Statements of Operations -
                   For the Three Months Ended
                   October 31, 2002 and 2001...............................4

           Condensed Consolidated Statements of Operations -
                   For the Nine Months Ended
                   October 31, 2002 and 2001...............................5

           Condensed Consolidated Statements of Cash Flows -
                   For the Nine Months Ended
                   October 31, 2002 and 2001...............................6

           Notes to Condensed Consolidated Financial Statements............7


    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk..13

    Item 4.   Controls and Procedures.....................................13



* The Balance Sheet at January 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


Part II         OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K................................ 13

          Exhibits

                99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                               OCTOBER 31,           JANUARY 31,
                                                                                  2002                   2002
                                                                                  ----                   ----
                                                                               (unaudited)
                                      ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $     977             $    2,481
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts totaling $8,607 and $6,169, respectively             69,953                  9,922
      Inventories                                                                 47,233                 37,172
      Deferred income taxes                                                        5,286                  5,286
      Prepaid expenses and other current assets                                    3,842                  3,749
                                                                               ---------             ----------
           Total current assets                                                  127,291                 58,610

PROPERTY, PLANT AND EQUIPMENT, NET                                                 2,536                  3,021

DEFERRED INCOME TAXES                                                              1,932                  1,954

OTHER ASSETS                                                                       4,007                  4,116
                                                                               ---------             ----------
                                                                                $135,766             $   67,701
                                                                                ========             ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                              $  49,729             $      800
    Current maturities of obligations under capital leases                           113                    106
    Income taxes payable                                                           3,193                  1,118
    Accounts payable                                                              16,172                  5,079
    Accrued expenses                                                               6,102                  5,262
    Accrued nonrecurring charges                                                      55                    105
                                                                               ---------             ----------
           Total current liabilities                                              75,364                 12,470

OTHER LONG-TERM LIABILITIES                                                          354                    418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
       shares; 7,094,569 and 6,944,071 shares issued
       at October 31, 2002 and January 31, 2002, respectively                         71                     69
    Additional paid-in capital                                                    25,912                 25,581
    Foreign currency translation adjustments                                          94                     94
    Retained earnings                                                             34,941                 30,039
                                                                                --------             ----------
                                                                                  61,018                 55,783
    Less common stock held in treasury - 244,817 shares,
       at cost, at October 31, 2002 and January 31, 2002                            (970)                  (970)
                                                                               ---------             ----------
                                                                                  60,048                 54,813
                                                                               ---------             ----------
                                                                               $ 135,766             $   67,701
                                                                               =========             ==========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

               (in thousands, except share and per share amounts)



                                                                     THREE MONTHS ENDED OCTOBER 31,
                                                                   ----------------------------------
                                                                              (Unaudited)

                                                                       2002                 2001
                                                                       ----                 ----
Net sales                                                          $  102,284            $   90,623

Cost of goods sold                                                     74,324                69,905
                                                                   ----------            ----------

         Gross profit                                                  27,960                20,718

Selling, general and administrative expenses                           13,181                10,930
                                                                   ----------            ----------
         Operating income                                              14,779                 9,788

Interest and financing charges, net                                       853                 1,399
                                                                   ----------            ----------

         Income before income taxes                                    13,926                 8,389

Income tax expense                                                      5,431                 3,356
                                                                   ----------            ----------

         Net income                                                $    8,495            $    5,033
                                                                   ==========            ==========



INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                                $     1.25            $     0.75
                                                                   ==========            ==========

        Weighted average number of shares outstanding               6,778,757             6,689,787
                                                                   ==========            ==========

    Diluted:
    -------

        Net income per common share                                $     1.16            $     0.68
                                                                   ==========            ==========

        Weighted average number of shares outstanding               7,292,321             7,380,068
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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

               (in thousands, except share and per share amounts)



                                                                    NINE MONTHS ENDED OCTOBER 31,
                                                               -----------------------------------
                                                                            (Unaudited)

                                                                  2002                     2001
                                                                  -----                    ----
Net sales                                                      $ 154,997                $ 170,703

Cost of goods sold                                               115,321                  130,420
                                                               ---------                ---------

         Gross profit                                             39,676                   40,283

Selling, general and administrative expenses                      30,148                   27,422
                                                               ---------                ---------

         Operating income                                          9,528                   12,861

Interest and financing charges, net                                1,374                    2,817
                                                               ---------                ---------

         Income before income taxes                                8,154                   10,044

Income tax expense                                                 3,252                    4,018
                                                               ---------                ---------

         Net income                                            $   4,902                $   6,026
                                                               =========                =========


INCOME PER COMMON SHARE:

    Basic:
    -----

        Net income per common share                            $    0.73                $    0.90
                                                               =========                =========

        Weighted average number of shares outstanding          6,732,107                6,671,444
                                                               =========                =========

    Diluted:
    -------

        Net income per common share                            $    0.67                $    0.82
                                                               =========                =========

        Weighted average number of shares outstanding          7,350,505                7,393,126
                                                               =========                =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                     ----------------------------------
                                                                                (Unaudited)
                                                                                -----------
                                                                          2002               2001
                                                                          ----               ----
  Cash flows from operating activities
     Net income                                                         $  4,902          $   6,026
     Adjustments to reconcile net income to
       net cash used in operating activities
          Depreciation and amortization                                    1,109                897
          Deferred income tax                                                 22                  -
          Changes in operating assets and liabilities:
             Accounts receivable                                         (60,031)           (43,913)
             Inventories                                                 (10,061)           (10,522)
             Income taxes, net                                             2,075                690
             Prepaid expenses and other current assets                       (93)            (1,410)
             Other assets                                                   (178)              (142)
             Accounts payable and accrued expenses                        11,933              1,776
             Accrued nonrecurring charge                                     (77)               (71)
             Other long term liabilities                                      49                 50
                                                                        --------          ---------
          Net cash used in operating activities
                                                                         (50,350)           (46,619)
                                                                        --------          ---------

  Cash flows from investing activities
     Capital expenditures                                                   (356)            (1,021)
     Capital dispositions                                                      -                 24
     Purchase of certain assets of Gloria Gay Coats, LLC                      19               (205)
                                                                        --------          ---------
           Net cash used in investing activities
                                                                            (337)            (1,202)
                                                                        --------          ---------

  Cash flows from financing activities
     Increase in notes payable, net                                       48,929             39,900
     Proceeds from capital lease obligations                                   -                381
     Payments for capital lease obligations                                  (79)              (127)
     Proceeds from exercise of stock options                                 333                128
                                                                        --------          ---------
          Net cash provided by financing activities
                                                                          49,183             40,282
                                                                        --------          ---------

  Effect of exchange rate changes on cash and cash equivalents                 -                  2
                                                                        --------          ---------

        Net decrease in cash and cash equivalents                         (1,504)            (7,537)

  Cash and cash equivalents at beginning of period                         2,481              9,231
                                                                        --------          ---------

  Cash and cash equivalents at end of period                            $    977          $   1,694
                                                                        ========          =========

  Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                                         $  1,069          $   2,428
       Income taxes                                                     $  1,160          $   3,269


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - General Discussion
---------------------------

The results for the nine month period ended October 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Inventories
--------------------

Inventories consist of:

                                      OCTOBER 31,              January 31,
                                          2002                    2002
                                          ----                    ----
                                                 (in thousands)

       Finished products                 $ 37,353             $ 18,240
       Work-in-process                      2,471                  576
       Raw materials                        7,409               18,356
                                         --------             --------
                                         $ 47,233             $ 37,172
                                         ========             ========


Note 3 - Net Income per Common Share
------------------------------------

Basic net income per share amounts have been computed using the weighted average number of common shares outstanding during each period. Diluted income per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Notes Payable
----------------------

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The loan agreement contains financial covenants relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth. The Company was in compliance with these covenants for the nine months ended October 31, 2002. There was $48.9 million outstanding at October 31, 2002 and no loan balance outstanding at January 31, 2002 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $800,000 at October 31, 2002 and January 31, 2002 represent maximum borrowings under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the Indonesian subsidiary (See Note 7).

Note 5 - Accrued Nonrecurring Charges
-------------------------------------

The accrued nonrecurring charge refers to the reserve associated with the closure of the Company's domestic factory that was completed by January 31, 1995. The balances of $55,000 at October 31, 2002 and $132,000 at January 31, 2002 relate to the remaining obligation under an operating lease. At October 31, 2002, the entire nonrecurring charge is a current liability. Other long-term liabilities include $27,000 of nonrecurring charges at January 31, 2002.

Note 6 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:


                                                                             THREE MONTHS ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                     2002                               2001
                                                                     ----                               ----
                                                                            NON-                                 Non-
                                                           LICENSED       LICENSED            Licensed         Licensed
                                                           --------       --------            --------         --------
       Net sales                                           $  51,681       $  50,603          $  39,897       $   50,726
       Cost of goods sold                                     37,041          37,283             29,782           40,123
                                                           ---------       ---------          ---------       ----------
       Gross profit                                           14,640          13,320             10,115           10,603
       Selling, general and administrative                     7,992           5,189              5,838            5,092
                                                           ---------       ---------          ---------       ----------
       Operating income                                        6,648           8,131              4,277            5,511
       Interest expense, net                                     386             467                590              809
                                                           ---------       ---------          ---------       ----------
       Income before income taxes                          $   6,262       $   7,664          $   3,687       $    4,702
                                                           =========       =========          =========       ==========



                                                                              NINE MONTHS ENDED OCTOBER 31,
                                                                              -----------------------------
                                                                     2002                              2001
                                                                     ----                              ----
                                                                             NON-                                Non-
                                                            LICENSED        LICENSED           Licensed        Licensed
                                                            --------        --------           --------        ---------
       Net sales                                            $ 77,449        $ 77,548           $ 69,596        $ 101,107
       Cost of goods sold                                     56,468          58,853             51,800           78,620
                                                            --------        --------           --------        ---------
       Gross profit                                           20,981          18,695             17,796           22,487
       Selling, general and administrative                    17,851          12,297             14,753           12,669
                                                            --------        --------           --------        ---------
       Operating income                                        3,130           6,398              3,043            9,818
       Interest expense, net                                     545             829              1,237            1,580
                                                            --------        --------           --------        ---------
       Income before income taxes                           $  2,585        $  5,569           $  1,806        $   8,238
                                                            ========        ========           ========        =========


Note 7 - Subsequent Events
--------------------------

On December 10, 2002, the Company's management and Board of Directors approved a plan to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The Company currently estimates that the results for the fourth quarter and fiscal year ending January 31, 2003 will include a pre-tax charge in the range of $3.0 to $5.0 million in connection with closing this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------


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


CLOSING OF INDONESIAN FACILITY

In December, 2002, G-III decided to close our manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. We currently estimate that our results for the fourth quarter and fiscal year ending January 31, 2003 will reflect a pre-tax charge in the range of $3.0 to $5.0 million in connection with closing this facility. We believe that closing this facility will not affect our ability to produce product and will enable us to become more efficient in meeting our sourcing needs.


RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 2002 were $102.3 million compared to $90.6 million for the same period last year. The increase in net sales during the quarter was attributable to an $11.8 million increase in sales of licensed apparel. Sales of non-licensed apparel decreased by $123,000. The continuing trend of customers requiring delivery of goods closer to selling floor needs had a favorable impact on our net sales for the three month period ended October 31, 2002. Net sales for the nine months ended October 31, 2002 were $155.0 million compared to $170.7 million for the same period in the prior year. The decrease in net sales in the nine month period was attributable to a $23.6 million decrease in sales of non-licensed apparel, partially offset by a $7.9 million increase in sales of licensed apparel. Net sales of non-licensed apparel decreased primarily due to selling a higher proportion of non-leather product in this segment. Non-leather apparel has a lower price per garment than leather apparel. In addition, our net sales last year were positively impacted by the higher allowances and discounts that we granted to customers as a result of the economic climate in the post-September 11 time period.

Gross profit was $28.0 million, or 27.3% of net sales, for the three months ended October 31, 2002, compared to $20.7 million, or 22.9% of net sales, for the same period last year. Gross profit percentage for the three month period ended October 31, 2002 increased in both the licensed and non-licensed apparel segments. Commission fee income, which is primarily generated in the non-licensed apparel segment, increased to $2.4 million during the three months ended October 31, 2002 from $1.7 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions. The gross profit percentages in both the licensed and non-licensed apparel segments were also favorably impacted by better inventory management and shipments of a higher proportion of goods at regular prices, resulting in lower reserve requirements. The gross margin percentage last year had been negatively impacted by the higher allowances and discounts we granted.

Gross profit was $39.7 million, or 25.6% of net sales, for the nine months ended October 31, 2002, compared to $40.3 million, or 23.6% of net sales, for the same period last year. An increase of $3.2 million in the gross profit of the licensed segment was more than offset by a decrease of $3.8 million in the gross profit of the non-licensed segment. Gross profit percentage increased in both segments and was favorably impacted by better inventory management and shipments of a higher proportion of goods at regular prices, resulting in lower reserve requirements.

Selling, general and administrative expenses for the three months ended October 31, 2002 were $13.2 million compared to $10.9 million in the three months ended October 31, 2001. Selling, general and administrative expenses for the nine months ended October 31, 2002 were $30.1 million compared to $27.4 million for the same period last year. The increases in both the three and nine month periods are the result of increased expenses in the licensed apparel segment ($2.2 million in the three month period and $3.1 million in the nine month period) relating primarily to the expansion of our Sports Licensing business and our new Timberland and Sean John lines, offset by a reduction of $125,000 in expenses in connection with discontinued licenses. Advertising expenses for both segments increased by an aggregate of $600,000 in both the three and nine month periods ended October 31, 2002 primarily due to increased cooperative advertising with our customers. Third party shipping costs for both segments increased by an aggregate of $800,000 in the three month period and $1.0 million in the nine month period ended October 31, 2002 due to selling more units compared to last year. Overall, sales in the current year were at a lower average price point primarily due to selling a larger proportion of woven than leather goods.

Interest expense and finance charges for the three months ended October 31, 2002 were $853,000 compared to $1.4 million in the same period last year. Interest expense and finance charges for the nine month period ended October 31, 2002 were $1.4 million compared to $2.8 million in the same period last year. The decrease in interest expense in both the three and nine month periods is primarily attributable to reduced financing needs resulting from lower average inventories maintained during the current year, coupled with lower interest rates.

Income tax expense was $5.4 million for the three months ended October 31, 2002 compared to $3.4 million in the same period in the prior year. Income tax expense was $3.3 million for the nine months ended October 31, 2002 compared to $4.0 million in the same period last year. Our effective tax rate was 39% in the three month period ended October 31, 2002 compared to a 40% effective tax rate in the same period of the prior year, and was 40% in each of the nine month periods.

As a result of the foregoing, for the three months ended October 31, 2002, we had net income of $8.5 million, or $1.16 per diluted share, compared to $5.0 million, or $0.68 per diluted share, for the same period in the prior year. For the nine months ended October 31, 2002, we had net income of $4.9 million, or $0.67 per diluted share, compared to net income of $6.0 million, or $0.82 per diluted share, for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $85 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $30 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The loan agreement also includes a requirement that we have no loans and acceptances outstanding for 45 consecutive days during each year of the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.25% as of December 2, 2002) or LIBOR plus 225 basis points (3.63% at December 2, 2002). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. The charge we will take in the quarter ending January 31, 2003 relating to closing our Indonesian manufacturing facility could result in our not being in compliance with covenants contained in our loan agreement. We believe we will be able to secure a waiver from our lenders with respect to any covenant violations that may arise as a result of taking this charge.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2002, direct borrowings were $48.9 million and contingent liability under open letters of credit was approximately $8.5 million compared to direct borrowings of $40.6 million and contingent liability under open letters of credit of approximately $4.5 million as of October 31, 2001. The increase in borrowings under our credit facility as of the end of the third quarter compared to last year resulted primarily from higher accounts receivable caused by customers requiring that goods be shipped later in the third fiscal quarter.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $800,000 as of October 31, 2002 and October 31, 2001. The loan is secured by the property, plant, and equipment of the Indonesian subsidiary.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 upon its effective date. This adoption did not have a material impact on our results of operations and financial position.

Accounting for Costs Associated with Exit or Disposal Activities

In October 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations and financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosure made with respect to these matters in the Company's Annual Report on Form 10-K for the year ended January 31, 2002.


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.


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


                                                G-III APPAREL GROUP, LTD.
                                                       (Registrant)



Date: December 16, 2002                         By: /s/ Morris Goldfarb
                                                    -------------------------
                                                    Morris Goldfarb
                                                    Chief Executive Officer



Date: December 16, 2002                         By: /s/ Wayne Miller
                                                    -------------------------
                                                    Wayne S. Miller
                                                    Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

                                             /s/ Morris Goldfarb
                                             ----------------------------
                                             Morris Goldfarb
                                             Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                              /s/ Wayne Miller
                                              ---------------------------
                                              Wayne S. Miller
                                              Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of G-III Apparel Group, Ltd. (the "Company") on Form 10-Q for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Morris Goldfarb, Chief Executive Officer of the Company, hereby certify that, to my knowledge, (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                         /s/ Morris Goldfarb
                                         ----------------------------
                                         Morris Goldfarb
                                         Chief Executive Officer


Dated:   December 16, 2002





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of G-III Apparel Group, Ltd. (the "Company") on Form 10-Q for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Miller, Chief Financial Officer of the Company, hereby certify that, to my knowledge, (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                         /s/ Wayne Miller
                                         ----------------------------
                                         Wayne S. Miller
                                         Chief Financial Officer


Dated: December 16, 2002