Form 10-K
period 2003-01-31
G III APPAREL GROUP LTD /DE/
filed 2003-04-30
CIK 821002

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2003
                                            ----------------
                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        ------------    --------------

         Commission file number 0-18183
                                -------

                           G-III APPAREL GROUP, LTD.
                           -------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    41-1590959
               --------                                    ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification no.)

   512 Seventh Avenue, New York, New York                    10018
   --------------------------------------                    -----
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 403-0500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -----

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
$.01 par value.                                             --------------
---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $20,936,869.

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes  [ ]     No [X]

     The number of outstanding shares of the registrant's Common Stock as of March 31, 2003 was 6,875,827.

     Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 12, 2003, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1. BUSINESS

     Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. Our Internet address is "www.g-iii.com".


OVERVIEW

     G-III designs, manufactures, imports and markets an extensive range of leather and non-leather apparel including coats, jackets, pants, skirts and other sportswear items under our own labels, licensed labels and private retail labels. Our own labels include "G-III,"(TM) "Siena Studio,"(TM) "Colebrook & Co,"(TM) "JLC,"(TM) "J.L. Colebrook,"(TM) and "ColeB"(TM). We have recently launched a new women's label, "Black Rivet"(TM), with apparel bearing this label expected to be in department stores for the fall 2003 season.

     The sale of licensed products is a key element of our strategy. We initiated our strategy of offering licensed product in 1993 and, between 1993 and 1999, we significantly expanded our offerings of licensed products. As a result, we have licenses to design and market a line of women's leather and woven outerwear under the Kenneth Cole New York and Reaction Kenneth Cole labels and to design and market women's outerwear under the Nine West label. We also secured licenses with the four major sports leagues (football, hockey, basketball and baseball) to manufacture outerwear using NFL, NHL, NBA and MLB team logos.

     We have continued to expand our portfolio of licensed products during the last three years. In February 2000, we entered into a license agreement with Cole Haan to design and market men's and women's outerwear. In January 2001, we acquired certain assets of Gloria Gay Coats, LLC and entered into a license agreement with Jones Apparel Group to design and market women's wool outerwear under the Jones New York and JNY Jones New York labels. In July 2001, we entered into an expanded license with the NFL, which became effective in April 2002, to manufacture a comprehensive line of adult outerwear. In August 2001, we entered into a license agreement to produce a men's outerwear line under the Sean John brand name. In December 2001, we entered into a license agreement to design and market men's leather outerwear under the Timberland brand.

     In 2002, we targeted several different niche areas for expansion of our licensed business. In May 2002, we started our "hot markets" sports business. This business involves producing selected apparel for major sporting events and hot sports teams in a very quick time frame. We also entered into licenses in July 2002, to market and produce adult and youth apparel under the Louisville Slugger brand name, in August 2002, to market and produce James Dean men's outerwear, and in December 2002, to market and produce Blassport women's leather outerwear collections and Bill Blass women's shearling outerwear collections.

     We operate our business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. See Note M to our Consolidated Financial Statements for financial information with respect to these segments.

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

     G-III's non-licensed apparel consists of both men's and women's products. The Colebrook & Co., JLC, J.L. Colebrook, and Black Rivet lines of women's apparel consist of moderately priced women's leather apparel that typically sell at retail prices from $40 for sportswear items to $300 for coats. Siena Studio, our bridge-priced line of women's leather apparel, primarily consists of jackets and skirts with retail prices from $100 for skirts to $600 for outerwear. Products in our men's lines of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. Our moderately priced lines of women's textile outerwear and sportswear, sold under the Colebrook & Co., JLC, J.L. Colebrook, ColeB, and Black Rivet labels have retail prices in the range of $50 to $200.

     G-III's licensed apparel also consists of both men's and women's products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Women's licensed apparel includes leather and textile garments which typically sell at retail prices from $100 for sportswear items to $2,500 for leather coats. Men's licensed apparel consists of leather, leather and textile combination and textile apparel that typically sell at retail prices from $50 for sportswear items to $2,000 for leather coats. Our new Hot Markets product line consists of moderately priced apparel that typically sells at retail prices from $18 for tee shirts to $475 for leather jackets.

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

     Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences in our product offerings. We seek to design products in response to trends in consumer preferences, rather than to attempt to establish market trends and styles.

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


LEATHER AND TEXTILE APPAREL

   MANUFACTURING

     G-III's products are imported from independent manufacturers located primarily in China and, to a lesser extent, in South Korea, India, Indonesia, the Philippines, Hong Kong, Mexico and Europe. In fiscal 2003, we manufactured approximately 29% of our products at our wholly owned factory in Indonesia and partially owned factory in Northern China. In December 2002, we elected to close our Indonesian facility. Production in our Indonesian facility represented approximately 15% of our products in fiscal 2003. We are arranging for additional production by independent manufacturers to replace the production that had been done at our Indonesian facility and believe that we will have sufficient independent production capability available to meet our requirements for fiscal 2004. Independent contractors located in the New York City area also manufacture a selected number of garments for us.

     We have a branch office in Seoul, South Korea which acts as a liaison between us and various manufacturers located in China, South Korea and Indonesia that produce leather and woven garments for us. G-III's headquarters provides the liaison office with production orders stating the quantity, quality and types of garments to be produced, and this liaison office negotiates and places orders with one or more Chinese, South Korean or Indonesian manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 2003, the South Korean office employed 14 persons.

     To facilitate better service for our textile and leather apparel customers and accommodate and control the volume of manufacturing in the Far East, we also have an office in Hong Kong. Similar to the South Korean office, the Hong Kong office acts as a liaison between G-III and the various manufacturers of textile and leather apparel located in Hong Kong and China. We utilize our domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities or customers. The Hong Kong office employed 6 persons as of January 31, 2003.

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

     We purchase skins for our partially-owned factory in China. We previously purchased skins for our Indonesian facility as well, but have ceased these purchases in connection with our closing of this facility. As a result, our inventory of raw skins is expected to significantly decrease. The demand for garment-type leather decreased in 2002 after increasing significantly over the prior two years. However, prices for this type of leather rose moderately in the past year. The supply of garment-type leather decreased as a result of the occurrence of mad-cow and foot-and-mouth disease in Europe in 2000 and 2001. The after effects of this disease resulted in a lower supply of leather skins in 2002 as well. We believe we and our independent manufacturers will be able to purchase a sufficient amount of leather skins to satisfy our production requirements in the fiscal year ending January 31, 2004.

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

     A majority of all finished goods manufactured abroad for us are shipped to our New Jersey warehouse and distribution facility or to a designated third party facility for final inspection and allocation and reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost and time considerations.


     MARKETING AND DISTRIBUTION

     G-III's products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,000 customers, ranging from national and regional chains of specialty retail and depart-ment stores, whose annual purchases from us exceed $1,000,000, to small specialty stores whose annual purchases from us are less than $1,000. Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 21.1% of our net sales in each of fiscal 2001 and fiscal 2002 and 21.0% of net sales in fiscal 2003. The loss of this customer, which primarily purchases non-licensed apparel, could have a material adverse affect on our non-licensed business segment, as well as on our results of operations as a whole. No other customer accounted for more than 8% of our net sales during any of these three fiscal years.

     Almost all of our sales are made in the United States. We also market our products in Canada and Europe.

     Along with our foreign offices, our trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to our customers. This office manages a sample room and assists in the procurement of finished garments. As of January 31, 2003, Global International Trading employed 24 persons.

     G-III's products are sold primarily through a direct employee sales force that consisted of 59 employees as of January 31, 2003. Our principal executives are also actively involved in sales of our products. A limited amount of our products are also sold by various retail buying offices located throughout the United States. Final authorization of all sales of products is solely through our New York showroom, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

     The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs are impacted by changes in meat consumption worldwide as well as by the popularity of leather products. For example, the occurrences of mad-cow and foot-and-mouth disease in Europe in 2000 and 2001 decreased the consumption of meat and the supply of leather. It also resulted in an increase in the price of leather skins in 2001. In 2002, the price of leather skins rose moderately.


LICENSING

     The sale of licensed products is a key element of our strategy and we have significantly expanded our offerings of licensed products over the last several years. We have licenses to produce products under the Kenneth Cole New York and Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York, JNY Jones New York, Sean John, Timberland, Bill Blass, Blassport, and James Dean fashion labels. We are also licensed to produce products containing trademarks of the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Louisville Slugger and many universities located in the United States. During the coming year, we expect to expand our sales of vintage sports apparel with Cooperstown Collection baseball products and Hardwood Classics basketball products.

     The following table sets forth for each of our principal licenses the date on which the current term ends and the date on which any potential renewal term ends:

                                            DATE CURRENT       DATE POTENTIAL
                LICENSE                       TERM ENDS       RENEWAL TERM ENDS
                -------                     ------------      -----------------
Kenneth Cole NY/Reaction Kenneth Cole   December 31, 2004    December 31, 2007
Nine West                               December 31, 2004    January 31, 2009
Cole Haan                               December 31, 2007    None
Jones New York/JNY Jones New York       January 31, 2004     January 31, 2009
Sean John                               January 31, 2005     January 31, 2007
Timberland                              December 31, 2004    December 31, 2007
Bill Blass/Blassport                    January 31, 2006     January 31, 2009
James Dean                              December 31, 2003    December 31, 2006
National Football League                March 31, 2005       March 31, 2007
National Hockey League                  June 30, 2005        June 30, 2006
National Basketball Association         September 30, 2003   None
Major League Baseball                   December 31, 2003    None
Hardwood Classics                       September 30, 2005   None
Cooperstown Collection                  December 31, 2004    None

     Our ability to extend the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. In addition, other criteria may also impact our ability to renew a license.

     We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 52.8% of net sales during fiscal 2003 compared to 42.7% of net sales in fiscal 2002 and 37.9% of net sales in fiscal 2001. We expect that the percentage of our revenues from the sale of licensed products will continue to increase in fiscal 2004.


SEASONALITY

     Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 75% of our net sales in fiscal 2001, 74% of our net sales in fiscal 2002 and 76% of our net sales in fiscal 2003. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales.


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

TRADEMARKS

     Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), J.L. Colebrook, JLC, Colebrook & Co., Sienna, Trouble Wanted (& Design), 58 Sports (& Design), and Ladies First by G-III/Carl Banks. We have applications for several additional marks pending before the U.S. Patent and Trademark Office.

     We have been granted trademark registration for G-III in France, Canada, Mexico, and the European Union, for J.L. Colebrook in Canada, Mexico, France, Great Britain, and the European Union, and for J.L.C. (& Design) and JLC (& Design) in Canada. We also have one application pending in Canada.

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

     We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2003, revenues from the sale of licensed product accounted for 52.8% of our net sales compared to 42.7% of our net sales in fiscal 2002 and 37.9% of our net sales in fiscal 2001. We expect that the percentage of our revenues represented by sales of licensed product will continue to increase in fiscal 2004.

     We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all elements of a garment prior to production. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so.

     We often produce garments to hold in inventory in order to meet our customers' delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our business, results of operations and financial condition. For example, the tragic events of September 11, 2001 and the unusually warm weather during that fall/winter season aggravated a retail environment that had already begun to slow down due to the economic downturn in the United States. Retailers responded to this environment with increased promotional activity which required us to grant greater allowances and discounts in order to sell our products. These factors had a material adverse effect on our net sales and gross profit for the fiscal year ended January 31, 2002.

     The apparel industry is cyclical. Purchases of outerwear and other apparel tend to decline during recessionary periods and sales of our products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions during fiscal 2002 and 2003 caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. This had a material adverse effect on our results of operations.

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

     Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. Currently, we do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. Indonesia has experienced significant currency devaluation and political instability and South Korea has also experienced currency devaluation and political unrest. Because our products are produced abroad, political and/or economic instability in China, South Korea, Indonesia or elsewhere, any substantial disruption in the business of foreign manufacturers or our relationships with these manufacturers could materially adversely affect our financial condition and results of operations. In December 2002, we decided to close our manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. Our results of operations for the fourth quarter and fiscal year ended January 31, 2003 reflect pre-tax charges of $4.1 million in connection with closing this facility.

     A substantial majority of our products in fiscal 2004 will be imported from independent foreign manufacturers. Our dependence on independent manufacturers has increased as a result of the closing of our Indonesian manufacturing facility. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices, any of which could have a material adverse effect on our business. We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, if the value of the United

States dollar against local currencies were to go down, these manufacturers might increase the United States dollar prices charged to us for products.

     Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business.

     The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our existing line of credit. We have had this line of credit for over ten years and have been able to increase the maximum availability under this line several times in the past few years. This line of credit expires on May 31, 2005. Our growth is dependent on our ability to continue to extend and increase this line of credit. If we are unable to do so, we cannot be sure we will be able to secure alternative financing on satisfactory terms.

     Fluctuations in the price, availability and quality of leather or other raw materials used by us could have a material adverse effect on our cost of goods sold and ability to meet customer demands. The outbreak of mad-cow and foot-and-mouth disease in Europe decreased the supply of leather skins in 2000 and 2001. The after effects of this disease resulted in a lower supply of leather skins in 2002 as well.

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

     As of March 31, 2003, Morris Goldfarb and Aron Goldfarb beneficially own an aggregate of approximately 52% of our outstanding common stock. As a result, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

EMPLOYEES

     As of January 31, 2003, we had 302 full-time employees, of whom 67 worked in executive, administrative or clerical capacities, 90 worked in design and manufacturing, 84 worked in warehouse facilities, 59 worked in sales and 2 worked in our retail outlet store. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

     We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 62 full-time employees as of January 31, 2003. This agreement, which is currently in effect through October 31, 2005, automatically renews on an annual basis thereafter unless terminated by us or the Union prior to September 1 of that year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our executive officers and significant employees.

                                                                      EXECUTIVE OFFICER
                                                                       OR SIGNIFICANT
           NAME           AGE                 POSITION                 EMPLOYEE SINCE
           ----           ---                 --------                -----------------
Morris Goldfarb           52    Co-Chairman of the Board, Chief            1974
                                Executive Officer, Director

Jeanette Nostra-Katz      50    President                                  1981

Wayne S. Miller           45    Senior Vice President, Chief               1998
                                Financial Officer, Treasurer and
                                Secretary

Frances Boller-Krakauer   37    Vice President -- Men's Division of        1993
                                G-III Leather Fashions

Deborah Gaertner          48    Vice President -- Women's Sales            1989
                                Division of G-III Leather Fashions

Keith Sutton Jones        54    Vice President -- Foreign                  1989
                                Manufacturing of G-III Leather
                                Fashions

Philip H. Litwinoff       53    Vice President and Corporate               2001
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

     Frances Boller-Krakauer is the Vice President -- Men's Division of G-III Leather Fashions and has held this position since February 1993. Ms. Boller-Krakauer's responsibilities include sales and merchandising for all men's products lines. Prior to February 1993, she held various sales positions in the Men's Division. Ms. Boller-Krakauer joined us in March 1989.

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

     Aron Goldfarb, one of our directors, and Morris Goldfarb are father and son, respectively. Carl Katz, one of our directors, and Jeanette Nostra-Katz are married to each other.


ITEM 2. PROPERTIES

     Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.2 million.

     Our warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 107,000 square feet, plus a 3,000 square foot retail outlet store. This facility is leased through February 2005 at an annual rent increasing to $643,000. The lease provides for one optional renewal term of five years with a rental for the renewal term based on market rates. A majority of our finished goods are shipped to the New Jersey distribution facilities for final reshipment to customers.

     We maintain off-site storage at 345 West 37th Street in New York City. This property was leased pursuant to a sublease from a corporation owned by Morris Goldfarb and Aron Goldfarb for which we paid monthly rent, plus real estate taxes. For fiscal 2003, the total payments for this building were approximately $239,000 and for fiscal 2002, the total payments for this building were approximately $295,000. We sublet a portion of the 345 West 37th Street building to different tenants. The sublease terms ended in February 2003. The aggregate annual rental paid to us under these subleases was approximately $190,000. Effective February 1, 2003, we lease one floor in this building, as well as parking spaces and a billboard on top of the building. Our aggregate monthly rental in fiscal 2004 is expected to be approximately $14,000 per month.

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

     FISCAL 2002                                 HIGH PRICES     LOW PRICES
     -----------                                 -----------     ----------
     Fiscal Quarter ended April 30, 2001          $  8.94       $   6.50
     Fiscal Quarter ended July 31, 2001             10.40           7.25
     Fiscal Quarter ended October 31, 2001          10.30           5.80
     Fiscal Quarter ended January 31, 2002           7.34           4.75

     FISCAL 2003
     -----------
     Fiscal Quarter ended April 30, 2002         $  8.33       $  6.25
     Fiscal Quarter ended July 31, 2002          $  8.49       $  5.81
     Fiscal Quarter ended October 31, 2002       $  7.75       $  4.49
     Fiscal Quarter ended January 31, 2003       $  7.89       $  4.91

     FISCAL 2004
     -----------
     Fiscal Quarter ending April 30, 2003
       (through March 31, 2003)                $  6.50       $  4.62

     The last sales price of our Common Stock as reported by the Nasdaq Stock Market on March 31, 2003 was $6.05 per share.

     On April 15, 2003, there were 64 holders of record and, we believe, approximately 2,000 beneficial owners of our Common Stock.


DIVIDEND POLICY

     Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement prohibits the payment of cash dividends without the consent of the lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of and for the years ended January 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements. Our audited financial statements as of January 31, 1999, 2000, and 2001 and for the years ended January 31, 1999 and 2000 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                (In thousands, except share and per share data)

                                                           YEAR ENDED JANUARY 31, (1)
                                      -------------------------------------------------------------------
                                           1999          2000          2001          2002         2003
                                      ------------- ------------- ------------- ------------- -----------
INCOME STATEMENT DATA:
Net sales                              $  121,644    $  149,632    $  187,057    $  201,426    $  202,651
Cost of goods sold                         95,393       110,710       136,099       158,160       153,367
                                       ----------    ----------    ----------    ----------    ----------
Gross profit                               26,251        38,922        50,958        43,266        49,284
Selling, general & administrative
 expenses                                  27,698        28,145        29,860        35,814        41,551
Unusual or non-recurring charge              (463)        1,200          (643)           --         3,556
                                       ----------    ----------    ----------    ----------    ----------
Operating profit (loss)                      (984)        9,577        21,741         7,452         4,177
Interest and financing charges, net         2,115         1,857         2,839         3,577         1,907
                                       ----------    ----------    ----------    ----------    ----------
Income (loss) before minority
 interest and income taxes                 (3,099)        7,720        18,902         3,875         2,270
Minority interest of joint venture          1,378         1,994          (312)           --            --
                                       ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes          (1,721)        9,714        18,590         3,875         2,270
Income taxes (benefit)                       (541)        3,934         7,436         1,511         1,888
                                       ----------    ----------    ----------    ----------    ----------
Net income (loss)                      $   (1,180)   $    5,780    $   11,154    $    2,364    $      382
                                       ==========    ==========    ==========    ==========    ==========
Basic earnings (loss) per share        $    (0.18)   $     0.86    $     1.70    $     0.35    $     0.06
                                       ==========    ==========    ==========    ==========    ==========
Weighted average shares
 outstanding -- basic                   6,539,128     6,712,051     6,561,537     6,676,270     6,764,398

Diluted earnings (loss) per share      $    (0.18)   $     0.84    $     1.57    $     0.32    $     0.05
                                       ==========    ==========    ==========    ==========    ==========
Weighted average shares
 outstanding -- diluted                 6,539,128     6,848,433     7,120,986     7,373,723     7,346,925


                                                         AS OF JANUARY 31, (1)
                                     --------------------------------------------------------------
                                        1999         2000         2001         2002         2003
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital                       $27,277      $31,066      $41,931      $46,140      $47,260
Total assets                           44,870       59,601       71,952       67,701       70,956
Short-term debt                         2,893        3,427        1,580          906          885
Long-term debt, excluding current
 portion                                  180           64            0          203           88
Total stockholders' equity             35,615       40,944       52,142       54,813       55,748

----------
(1) Certain amounts have been reclassified to conform to the fiscal 2003 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, reliance on licensed product, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

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

     Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories and income taxes. In applying these policies, management must use some amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounts Receivable

     In the normal course of business, we extend credit to our customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of allowances and anticipated discounts. In circumstances where we are aware of a specific customer's inability to meet its financial obligation (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. An allowance for discounts is based on reviews of open invoices where concessions have been extended to customers. Costs associated with allowable deductions for customer advertising expenses are charged to advertising expenses in the selling, general and administrative section of the Statements of Income. Costs associated with markdowns and other operational charge backs, net of historical recoveries, are included as a reduction of net sales. All of these are part of the allowances included in accounts receivable. We reserve against known charge backs, as well as for an estimate of potential future customer deductions. These provisions result from divisional seasonal negotiations, as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

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

Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

                                                      2001          2002          2003
                                                  -----------   -----------   -----------
Net sales                                            100.0%        100.0%        100.0%
Cost of goods sold                                    72.8          78.5          75.7
                                                     -----         -----         -----
Gross profit                                          27.2          21.5          24.3
Selling, general and administrative expenses          15.9          17.8          20.5
Unusual or non-recurring charge                       (0.3)           --           1.8
                                                     -----         -----         -----
Operating profit                                      11.6           3.7           2.0
Interest and financing charges, net                    1.5           1.8           0.9
                                                     -----         -----         -----
Income before minority interest and income
 taxes                                                10.1           1.9           1.1
Minority interest in income of joint venture          (0.2)           --            --
                                                     -----         -----         -----
Income before income taxes                             9.9           1.9           1.1
Income taxes                                           3.9           0.7           0.9
                                                     -----         -----         -----
Net income                                             6.0%          1.2%          0.2%
                                                     =====         =====         =====

General

     We operate our business in two segments, non-licensed apparel and licensed apparel. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. See Note M to our Consolidated Financial Statements for financial information with respect to these segments.

     In December 2002, due to rapidly rising costs and losses associated with our Indonesian facility, as well as the political and economic instability in Indonesia, we decided to close our factory in Indonesia. The loss from the factory's operations prior to the closedown and the charge taken in connection with the closing of our facility had a negative effect on our results of operations for Fiscal 2003. The results for the fiscal quarter and year ended January 31, 2003, include charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown. In our income statement, $3.6 million of these charges is included in "Unusual or non-recurring charges" and $554,000 of these charges is included in "Cost of goods sold."

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

     During fiscal 2000, together with Black Entertainment Television ("BET"), our joint venture partner, we decided to discontinue the BET Design Studio joint venture. We had originally entered into the joint venture with BET in April 1997. We owned 50.1% of this joint venture and, accordingly, its entire results of operations were consolidated with our results of operations. The interest of BET in the joint venture was reflected in the "Minority Interest" line item in our financial statements. The joint venture company was dissolved effective January 31, 2001 and our financial statements for fiscal 2001 include a $322,000 credit (net of minority interest) representing a reversal of the remainder of a charge taken in fiscal 2000 following the disposition of the remaining assets and liabilities of this joint venture.

Year ended January 31, 2003 ("fiscal 2003") compared to year ended January 31, 2002 ("fiscal 2002")

     Net sales were $202.7 million in fiscal 2003 compared to $201.4 million in fiscal 2002. Net sales of licensed apparel increased to $106.9 million in fiscal 2003 from $86.0 million in fiscal 2002. Sales of licensed apparel constituted 52.8% of our net sales in fiscal 2003 compared to 42.7% of our net sales in fiscal 2002. The increase in sales of licensed apparel was primarily attributable to our sports apparel business and, to a lesser extent, to the addition of a new license for Sean John apparel. Net sales of non-licensed apparel decreased to $95.7 million in fiscal 2003 from $115.4 million in fiscal 2002. The decrease in sales of non-licensed apparel was primarily due to a decrease in sales of women's leather apparel.

     Gross profit increased to $49.3 million in fiscal 2003 from $43.3 million in fiscal 2002. Commission fee income, for which there is no related cost of goods sold, was $3.3 million in fiscal 2003 compared to $3.2 million in fiscal 2002. As a percentage of net sales, gross profit increased to 24.3% in fiscal 2003 compared to 21.5% in fiscal 2002.

     Gross profit for licensed apparel was $28.4 million in fiscal 2003, or 26.6% of net sales of licensed apparel, compared to $20.5 million in fiscal 2002, or 23.8% of net sales of licensed apparel. The increase in the gross profit margin percentage for licensed apparel was due to better inventory management and sales of regular priced merchandise constituting a higher proportion of goods sold. Gross profit for non-licensed apparel was $20.9 million in fiscal 2003, or 21.8% of net sales of non-licensed apparel, compared to $22.8 million in fiscal 2002, or 19.7% of net sales of non-licensed apparel. The decrease in gross profit for non-licensed apparel was primarily a result of losses at the Indonesian facility prior to its closedown, and the portion ($554,000) of the aggregate charges relating to the closedown of the Indonesian subsidiary that was included in cost of goods sold. The increase in gross profit percentage for non-licensed apparel was due to the comparable level of commission fee income in fiscal 2003 compared to fiscal 2002 while net sales of non-licensed apparel decreased.

     Selling, general and administrative expenses increased to $41.6 million, or 20.5% of net sales, in fiscal 2003 from $35.8 million, or 17.8% of net sales, in fiscal 2002. These increases resulted primarily from increases in third party shipping costs ($1.5 million), expenses ($1.2 million) relating to the addition of our Sean John license, advertising expenses ($1.0 million) and the bad debt provision ($700,000). We expect that selling, general and administrative expenses will continue to increase in fiscal 2004 due to the new licenses entered into in the second half of fiscal 2003 that will require overhead investments during fiscal 2004.

     The non-recurring charge represents costs relating to the closedown of our manufacturing facility in Indonesia. In December 2002, due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia, we decided to close our factory in Indonesia. The loss from the factory's operations prior to the closedown and the charge taken in connection with the closing of our facility had a negative effect on our results of operations for fiscal 2003. The components of this charge include severance ($2,050,000), operating expenses of the subsidiary subsequent to the announcement of the closing ($686,000), write-off of property, plant and equipment ($385,000), and professional services incurred in closing the factory ($435,000).

     Interest expense was $1.9 million in fiscal 2003 compared to $3.6 million in fiscal 2002. The decrease in interest expense resulted primarily from lower borrowings due to lower inventory levels, as well as due to lower interest rates.

     As a result of the foregoing, we had income before income taxes of $2.3 million in fiscal 2003 compared to income before income taxes of $3.9 million in fiscal 2002.

     Income taxes were $1.9 million in fiscal 2003 compared to $1.5 million in fiscal 2002. Our effective tax rate for fiscal 2003 was 83.2% compared to 39.0% in fiscal 2002. The tax rate in fiscal 2003 was adversely affected by certain expenses relating to the closedown of the Indonesian subsidiary that we have not taken benefit for tax purposes. The tax rate in fiscal 2002 included benefits from the implementation of a strategic tax plan which reduced our effective state income tax rate.

     We had net income of $382,000, or $0.05 per share on a diluted basis, in fiscal 2003 compared to net income of $2.4 million, or $0.32 per share on a diluted basis, in fiscal 2002.

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

     We had net income of $2.4 million, or $0.32 per share on a diluted basis, in fiscal 2002 compared to net income of $11.2 million, or $1.57 per share on a diluted basis, in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

     Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.25% at April 1, 2002) or LIBOR plus 225 basis points (3.53% at April 1, 2003). The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were not in compliance with the covenant relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year ended January 31, 2003. On March 18, 2003, we received a waiver from our lenders relating to these covenants.

     The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under our loan agreement was approximately $68.0 million during fiscal 2001, $82.5 million during fiscal 2002, and $80.1 million during fiscal 2003. As of January 31, 2003, there were no direct borrowings, no banker's acceptances and $3.7 million of contingent liability under open letters of credit. As of January 31, 2002, there were no direct borrowings, no bankers' acceptances and $2.6 million of contin-gent liability under open letters of credit.

     PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. The notes payable under this facility represent maximum borrowings as of January 31, 2003 of approximately $770,000. The loan is secured by the property, plant, and equipment of this subsidiary.

     We had $1.9 million of cash provided in our operating activities in fiscal 2003 resulting primarily because of a decrease of $6.2 million in inventories, $1.9 million of accounts payable and accrued expenses, $1.5 million in non-cash depreciation and amortization expense, $268,000 from the write-off of the Indonesian property plant and equipment, $902,000 of prepaid assets, and $581,000 in income taxes payable, offset by an increase of $9.2 million in accounts receivable. We used $3.8 million of cash in our operating activities in fiscal 2002 resulting primarily because our net income of $2.4 million and a decrease of $5.3 million in inventories was more than offset by a decrease of $5.2 million in accounts payable and accrued expenses, an increase of $2.6 million in accounts receivable and an increase of $2.4 million in the deferred income tax benefit. We had $2.2 million of cash provided by operating activities in fiscal 2001 resulting primarily from net income of $11.2 million, a decrease of $5.4 million in accounts receivable and an increase of $3.7 million in accounts payable and accrued expenses that were partially offset by an increase of $19.0 million in inventories. In addition, our purchase of certain assets of Gloria Gay Coats, LLC in January 2001 included $2.3 million of inventory. Our inventories increased in fiscal 2001 primarily due to an increase in raw materials inventory as a result of purchases of leather skins to meet sales volumes that were anticipated to be higher in fiscal 2002.

     We utilized $1.2 million of cash in investing activities during fiscal 2003 to pay an earn-out of $720,000 in connection with the acquisition of certain assets of Gloria Gay, and $443,000 of capital expenditures. We utilized $2.7 million of cash in investing activities during fiscal 2002 primarily to pay an earn-out of $1.5 million in connection with the acquisition of certain assets of Gloria Gay and for capital expenditures of $1.2 million. We utilized $4.2 million of cash in investing activities during fiscal 2001 in connection with the purchase of certain assets of Gloria Gay primarily for $3.4 million (including $2.3 million of inventory) and $852,000 for capital expenditures. Historically, our business has not required significant capital expenditures. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements, and furniture, fixtures and equipment.

     We had $249,000 of cash provided by financing activities in fiscal 2003 primarily due to $385,000 received in connection with the exercise of stock options, partially offset by $106,000 in payments of capital lease obligations. We used $323,000 of cash in during fiscal 2002 primarily due to a $700,000 decrease in notes payable offset in part by a net increase of $229,000 in capital lease obligations and $148,000 received from the exercise of stock options. We used $3.5 million of cash during fiscal 2001 in financing activities primarily due to a $1.8 million decrease in notes payable and a $1.3 million investment in a joint venture, offset in part by the receipt of $241,000 from the exercise of stock options. We also used $540,000 in fiscal 2001 to purchase shares of our common stock on the open market.

     We believe that our cash on hand and cash generated by operations, together with the funds available under our loan agreement, will be sufficient to meet our capital and operating requirements through fiscal 2004.

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


INTEREST RATE EXPOSURE

     We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2004.


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


ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                 10.3(a)      Amendment No. 1 and Waiver to Sixth Amended and Restated
                              Loan Agreement, dated March 18, 2003, by and among G-III,
                              the Banks and Fleet Bank

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

                 10.10        G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.(4)

                 10.11        G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee
                              Directors.(2)

                 10.12        G-III Apparel Group, Ltd. 1997 Stock Option Plan.(7)

                 10.13        Letter Agreement, dated December 2, 1998, between the
                              Company and Aron Goldfarb.(8)

                 10.14        G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-
                              Employee Directors.(10)

                 21           Subsidiaries of the Company.

                 23           Consent of Ernst & Young LLP, dated April 25, 2003.

                 99.1         Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K:
                 None.

----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

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

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, which exhibit is incorporated herein by reference.


(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, which exhibit is incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, which exhibit is incorporated herein by reference.


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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                           G-III APPAREL GROUP, LTD.



                           By   /s/ Morris Goldfarb
                                ---------------------------
                                    Morris Goldfarb,
                                    Chief Executive Officer
April 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                     DATE
-------------------------------   ------------------------------   ---------------
 /s/ Morris Goldfarb              Director, Co-Chairman of the     April 24, 2003
-----------------------------     Board and Chief Executive
     Morris Goldfarb              Officer (principal executive
                                  officer)

 /s/ Wayne Miller                 Senior Vice President and        April 24, 2003
-----------------------------     Chief Financial Officer
     Wayne S. Miller              (principal financial
                                  and accounting officer)

 /s/ Aron Goldfarb                Director and Co-Chairman of      April 24, 2003
-----------------------------     the Board
     Aron Goldfarb

                                  Director                         April 24, 2003
-----------------------------
      Lyle Berman

 /s/ Thomas J. Brosig             Director                         April 24, 2003
-----------------------------
     Thomas J. Brosig

 /s/ Alan Feller                  Director                         April 24, 2003
-----------------------------
     Alan Feller

 /s/ Carl Katz                    Director                         April 24, 2003
-----------------------------
     Carl Katz

 /s/ Willem van Bokhorst          Director                         April 24, 2003
-----------------------------
     Willem van Bokhorst

 /s/ Richard White                Director                         April 24, 2003
-----------------------------
     Richard White

 /s/ George J. Wincell            Director                         April 24, 2003
-----------------------------
     George J. Winchell

                                CERTIFICATIONS

I, Morris Goldfarb, certify that:

I have reviewed this annual report on Form 10-K of G-III Apparel Group, Ltd.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 24, 2003                                    /s/ Morris Goldfarb
                                                        -------------------
                                                        Morris S. Goldfarb
                                                        Chief Executive Officer

I, Wayne S. Miller, certify that:

I have reviewed this annual report on Form 10-K of G-III Apparel Group, Ltd.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 24, 2003                                   /s/ Wayne Miller
                                                       ----------------
                                                       Wayne S. Miller
                                                       Chief Financial Officer

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 (ITEM 15(a))


                                                                       Page
                                                                      ------
Report of Independent Auditors                                          F-2

Financial Statements

  Consolidated Balance Sheets - January 31, 2003 and 2002               F-3

  Consolidated Statements of Income - Years Ended
    January 31, 2003, 2002, and 2001                                    F-4

  Consolidated Statements of Stockholders' Equity - Years
    Ended January 31, 2003, 2002, and 2001                              F-5

  Consolidated Statements of Cash Flows - Years Ended
    January 31, 2003, 2002, and 2001                                    F-6

  Notes to Consolidated Financial Statements                        F-8 to F-28

Financial Statement Schedules

  II -Valuation and Qualifying Accounts                                 S-1






All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of G-III APPAREL GROUP, LTD.


We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ ERNST & YOUNG LLP

New York, New York
March 20, 2003

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  January 31,
               (in thousands, except share and per share amounts)



                                                                2003          2002
                          ASSETS                            -----------   -----------
CURRENT ASSETS
 Cash and cash equivalents                                    $ 3,408       $ 2,481
 Accounts receivable, net of allowance for doubtful
   accounts and sales discounts of $7,711 and $6,169,
   respectively                                                19,157         9,922
 Inventories                                                   30,948        37,172
 Deferred income taxes                                          5,795         5,286
 Prepaid expenses and other current assets                      2,847         3,749
                                                              -------       -------
    Total current assets                                       62,155        58,610
PROPERTY, PLANT AND EQUIPMENT, NET                              2,065         3,021
DEFERRED INCOME TAXES                                           2,181         1,954
OTHER ASSETS                                                    4,555         4,116
                                                              -------       -------
                                                              $70,956       $67,701
                                                              =======       =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                $   770       $   800
 Current maturities of obligations under capital leases           115           106
 Income taxes payable                                           1,699         1,118
 Accounts payable                                               5,699         5,079
 Accrued expenses                                               6,612         5,367
                                                              -------       -------
    Total current liabilities                                  14,895        12,470

OTHER LONG-TERM LIABILITIES                                       313           418

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
 Preferred stock; 1,000,000 shares authorized; no shares
   issued and outstanding in all periods
 Common stock - $.01 par value; authorized, 20,000,000
   shares; 7,120,644 and 6,944,071 shares issued at
   January 31, 2003 and 2002, respectively                         71            69
 Additional paid-in capital                                    26,190        25,581
 Foreign currency translation adjustments                          36            94
 Retained earnings                                             30,421        30,039
                                                              -------       -------
                                                               56,718        55,783
 Less common stock held in treasury -- 244,817 shares,
   at cost, at January 31, 2003 and 2002                         (970)         (970)
                                                              -------       -------
                                                               55,748        54,813
                                                              -------       -------
                                                              $70,956       $67,701
                                                              =======       =======

The accompanying notes are an integral part of these statements.

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                Year ended January 31,
                                                      -------------------------------------------
                                                           2003            2002           2001
                                                      -------------   -------------   -----------
Net sales                                               $ 202,651       $ 201,426      $187,057
Cost of goods sold                                        153,367         158,160       136,099
                                                        ---------       ---------      --------
 Gross profit                                              49,284          43,266        50,958
Selling, general and administrative expenses               41,551          35,814        29,860
Unusual or non-recurring charge                             3,556              --          (643)
                                                        ---------       ---------      --------
 Operating profit                                           4,177           7,452        21,741
Interest and financing charges, net                         1,907           3,577         2,839
                                                        ---------       ---------      --------
 Income before minority interest and income taxes           2,270           3,875        18,902
Minority interest in income of joint venture                   --              --          (312)
                                                        ---------       ---------      --------
 Income before income taxes                                 2,270           3,875        18,590
Income tax                                                  1,888           1,511         7,436
                                                        ---------       ---------      --------
 NET INCOME                                             $     382       $   2,364      $ 11,154
                                                        =========       =========      ========
INCOME PER COMMON SHARE:

Basic:
 Net income per common share                            $     .06       $     .35      $   1.70
                                                        =========       =========      ========
 Weighted average number of shares outstanding              6,764           6,676         6,562
                                                        =========       =========      ========
Diluted:
 Net income per common share                            $     .05       $     .32      $   1.57
                                                        =========       =========      ========
 Weighted average number of shares outstanding              7,347           7,374         7,121
                                                        =========       =========      ========

The accompanying notes are an integral part of these statements.

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended January 31, 2003, 2002, and 2001
                     (in thousands, except share amounts)


                                                                      Foreign                     Common
                                                     Additional       currency                     stock
                                          Common       paid-in      translation     Retained      held in
                                           stock       capital      adjustments     earnings     Treasury       Total
                                         --------   ------------   -------------   ----------   ----------   ----------
Balance as of January 31, 2000              $68        $24,874        $  (89)       $16,521      $  (430)     $40,944
Employee stock options exercised              1            240                                                    241
Tax benefit from exercise of options                       181                                                    181
Purchase of 126,242 shares, at cost                                                                 (540)        (540)
Foreign currency translation
 adjustment                                                              162                                      162
Net income for the year                                                              11,154                    11,154
                                            ---        -------        ------        -------      -------      -------
Balance as of January 31, 2001               69         25,295            73         27,675         (970)      52,142
Employee stock options exercised                           148                                                    148
Tax benefit from exercise of options                       138                                                    138
Foreign currency translation
 adjustment                                                               21                                       21
Net income for the year                                                               2,364                     2,364
                                            ---        -------        ------        -------      -------      -------
Balance as of January 31, 2002               69         25,581            94         30,039         (970)      54,813
Employee stock options exercised              2            383                                                    385
Tax benefit from exercise of options                       226                                                    226
Foreign currency translation
 adjustment                                                              (58)                                     (58)
Net income for the year                                                                 382                       382
                                            ---        -------        ------        -------      -------      -------
BALANCE AS OF JANUARY 31, 2003              $71        $26,190        $   36        $30,421      $  (970)     $55,748
                                            ===        =======        ======        =======      =======      =======

The accompanying notes are an integral part of these statements.

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Year ended January 31,
                                                           ----------------------------------------
                                                               2003          2002          2001
                                                           -----------   -----------   ------------
Cash flows from operating activities
 Net income                                                 $    382      $  2,364      $  11,154
                                                            --------      --------      ---------
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation and amortization                              1,489         1,216          1,160
    Write off property plant and equipment of closed
      subsidiary                                                 268
    Write off goodwill relating to closed subsidiary              61
    Minority interest                                                                         312
   Deferred income tax benefit                                  (736)       (2,351)          (213)
   Changes in operating assets and liabilities
    Accounts receivable                                       (9,235)       (2,636)         5,419
    Inventories                                                6,224         5,278        (19,027)
    Income taxes payable                                         581        (1,194)          (562)
    Tax benefit from exercise of options                         226           138            181
    Prepaid expenses and other current assets                    902        (1,268)        (1,587)
    Other assets                                                (138)          (80)         1,783
    Accounts payable and accrued expenses                      1,865        (5,179)         3,688
    Other long-term liabilities                                   10           (78)           (62)
                                                            --------      --------      ---------
                                                               1,517        (6,154)        (8,908)
                                                            --------      --------      ---------
   Net cash provided by (used in) operating activities         1,899        (3,790)         2,246
                                                            --------      --------      ---------
Cash flows from investing activities
 Capital expenditures                                           (443)       (1,167)          (852)
 Capital dispositions                                                           32             90
 Purchase of certain assets of Gloria Gay Coats, LLC            (720)       (1,523)        (3,402)
                                                            --------      --------      ---------
   Net cash used in investing activities                      (1,163)       (2,658)        (4,164)
                                                            --------      --------      ---------

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                                (in thousands)

                                                                    YEAR ENDED JANUARY 31,
                                                           ----------------------------------------
                                                              2003          2002           2001
                                                           ----------   -----------   -------------
Cash flows from financing activities
 Decrease in notes payable, net                              $  (30)     $   (700)      $  (1,811)
 Proceeds from capital lease obligations                                      381
 Payments for capital lease obligations                        (106)         (152)           (100)
 Proceeds from exercise of stock options                        385           148             241
 Investment in joint venture by Minority Partner                                           (1,333)
 Purchase of common stock for Treasury                                                       (540)
                                                             ------      --------       ---------
   Net cash provided by (used in) financing activities          249          (323)         (3,543)
                                                             ------      --------       ---------
Effect of exchange rate charges on cash and cash
 equivalents                                                    (58)           21             162
                                                             ------      --------       ---------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            927        (6,750)         (5,299)

Cash and cash equivalents at beginning of year                2,481         9,231          14,530
                                                             ------      --------       ---------
Cash and cash equivalents at end of year                     $3,408      $  2,481       $   9,231
                                                             ======      ========       =========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                  $1,645      $  3,235       $   2,780
   Income taxes                                              $1,779      $  3,488       $   8,050

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Business Activity and Principles of Consolidation

         As used in these financial statements, the term "Company" or "G-III" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of leather and textile apparel which is sold to retailers throughout the United States. The Company also operates one retail outlet store.

         The Company consolidates the accounts of all its majority-owned subsidiaries. The fiscal year-end for the Company's Indonesian subsidiary is December 31, and is included in the Company's consolidation as of that date. The effect of the intervening period on the results for prior years is not significant to the financial results of the Company. All material intercompany balances and transactions have been eliminated.

         References to fiscal years refer to the year ended or ending on January 31 of that year.

         Certain reclassifications have been made to conform to the fiscal 2003 presentation.

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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     4.  Inventories

         Inventories are stated at the lower of cost (determined by the weighted average method, which approximates the first-in, first-out method) or market.

     5.  Intangibles

         In January 2001, the Company purchased the operations and certain assets of Gloria Gay Coats, LLC for $3.4 million. Approximately $1.1 million of the purchase price was allocated to a license agreement acquired in connection with this transaction. The Company was also contractually obligated to make certain contingent payments if the division reached certain performance criteria in each of the two years ending January 31, 2003. Pursuant to the purchase agreement, additional payments of $720,000 and $1.5 million were paid or accrued as of January 31, 2003 and 2002, respectively. These additional payments were also allocated to the license agreement. The $2.9 million aggregate net intangible is included in other assets on the balance sheet and is being amortized using the straight-line method through 2009, the expected life of this license.

     6.  Depreciation and Amortization

         Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

         The following are the estimated lives of the Company's fixed assets:

               Machinery and equipment                5 to 7 years
               Furniture and fixtures                 5 years
               Computer equipment                     2 to 5 years
               Building                               20 years

         Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     7.  Impairment of Long-Lived Assets

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

     8.  Income Taxes

         Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     9.  Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     10. Joint Ventures

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

         BET Design Studio

         In 1997, the Company formed BET Design Studio, LLC, a joint venture with Black Entertainment Television, Inc. ("BET"). The Company had a 50.1% ownership interest in the joint venture and included the results of the joint venture less the share of the minority interest in its consolidated financial statements. Through March 31, 2000, the Company and BET had each contributed $3.8 million to the joint venture. In November 1999, the Company and BET agreed to cease the operations of the joint venture (see Note F). The joint venture was dissolved effective as of January 31, 2001.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     11. Net Income Per Common Share

         Basic earnings per share amounts have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the year.

         A reconciliation between basic and diluted earnings per share is as follows:

                                                                Year ended January 31,
                                                    ------------------------------------------------
                                                       2003                2002               2001
                                                    ---------            --------           --------
                                                        (in thousands, except per share amounts)

           Net income                                $   382              $ 2,364            $11,154
                                                     =======              =======            =======

           Basic EPS:
               Basic common shares                     6,764                6,676              6,562
                                                     =======              =======            =======

               Basic EPS                             $  0.06              $  0.35            $  1.70
                                                     =======              =======            =======

           Diluted EPS:
               Basic common shares                     6,764                6,676              6,562
               Plus impact of stock options              583                  698                559
                                                     -------              -------            -------

               Diluted common shares                   7,347                7,374              7,121
                                                     =======              =======            =======

               Diluted EPS                           $  0.05              $  0.32            $  1.57
                                                     =======              =======            =======


         Excluded from the above calculations are stock options for 45,000, 6,000, and 217,000 shares which were deemed to be antidilutive for the years ended January 31, 2003, 2002, and 2001, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     12. Stock-based Compensation

         The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognizes no compensation expense for the stock option grants.

         Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                                        Year ended January 31,
                                                             ------------------------------------------
                                                               2003            2002              2001
                                                             -------         --------          --------
                                                             (in thousands, except per share amounts)

        Net income - as reported                             $   382         $ 2,364           $ 11,154
        Deduct:  Stock-based employee compensation
            expense determined under fair value method,
            net of related tax effects                           297             335                254
                                                               -----         -------           --------
        Pro forma net income                                 $    85         $ 2,029           $ 10,900
                                                              ======         =======           ========


        Earnings per share:
            Basic - as reported                              $   .06         $   .35           $   1.70
            Basic - adjusted                                 $   .01         $   .30           $   1.66

            Diluted  - as reported                           $   .05         $   .32           $   1.57
            Diluted  - adjusted                              $   .01         $   .28           $   1.53

         The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     13. Use of Estimates

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

     14. Fair Value of Financial Instruments

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

     15. Advertising Costs

         The Company expenses advertising costs as incurred. Advertising costs charged to expense were $5.5 million, $4.5 million, and $2.4 million in fiscal 2003, 2002, and 2001, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     16. Foreign Currency Translation

         The financial statements of subsidiaries outside the United States, other than Indonesia are measured using local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

         The financial statements of the Indonesian subsidiary use the U.S. dollar as the functional currency and have certain transactions denominated in a local currency which are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. Exchange gains and losses in fiscal 2003, 2002, and 2001 resulting from foreign currency transactions, including those resulting from foreign currency translation losses, have not been significant and are included in the respective statements of income.

     17. Effects of Recently Issued Accounting Pronouncements

         Business Combination and Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new guidelines, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these pronouncements effective as of February 1, 2002. Adoption of this Statement did not have a material impact on the Company's consolidated results of operations and financial position.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     17. Effects of Recently Issued Accounting Pronouncements (continued)

         Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes Statement No. 121. Although this Statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement effective as of February 1, 2002. Adoption of this Statement did not have a material impact on the Company's consolidated results of operations and financial position.

         Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of SFAS 146 and does not expect that the adoption of SFAS 146 will have a material effect on its consolidated results of operations or financial position.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE B - INVENTORIES

     Inventories consist of:

                                                      January 31,
                                            ----------------------------
                                              2003                2002
                                            --------           ---------
                                            ----------(000's)-----------

      Finished goods                        $ 21,285            $ 18,240
      Work-in-process                            208                 576
      Raw materials                            9,455              18,356
                                            --------            --------

                                            $ 30,948            $ 37,172
                                            ========            ========

         Raw materials of $8.7 million and $8.2 million were maintained in China at January 31, 2003 and January 31, 2002, respectively. Raw materials of $8.0 million were maintained in Indonesia at January 31, 2002. There were no raw materials in Indonesia at January 31, 2003.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consist of:

                                                            January 31,
                                                   ----------------------------
                                                     2003                2002
                                                   --------            --------
                                                   ----------(000's)-----------

      Machinery and equipment                       $ 1,498             $ 1,732
      Leasehold improvements                          5,166               5,061
      Furniture and fixtures                          1,408               1,752
      Computer equipment                              5,514               5,288
      Land and building                                 969                 969
      Property under capital leases (Note H)
          Computer equipment                            180                 180
          Leasehold improvements                        200                 200
                                                    -------             -------

                                                     14,935              15,182
      Less accumulated depreciation and
          amortization (including $138,000
          and $43,000 on property under
          capital leases at January 31, 2003
          and 2002, respectively)                    12,870              12,161
                                                    -------             -------

                                                    $ 2,065             $ 3,021
                                                    =======             =======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE D - NOTES PAYABLE

     Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a line of credit of approximately $770,000 and $800,000 with an Indonesian bank, as of January 31, 2003 and 2002. The loan is secured by the property, plant, and equipment of the subsidiary and is not the obligation of any G-III entity other than PT Balihides.

     The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The loan agreement contains financial covenants relating to earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth. The Company was not in compliance with the EBITDA covenant for the year ended January 31, 2003. A waiver was received on March 18, 2003 regarding this covenant. There was no loan balance outstanding at either January 31, 2003 or 2002 under this agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement.

     All borrowings under the agreement bear interest at the option of the Company at either the prevailing prime rate (4.25% at April 1, 2003) or LIBOR plus 225 basis points (3.53% at April 1, 2003) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

     The weighted average interest rates for amounts borrowed under the domestic loan agreement and the PT Balihides notes were 4.4% and 6.0% for the years ended January 31, 2003 and 2002, respectively.

     At January 31, 2003 and 2002, the Company was contingently liable under letters of credit in the amount of approximately $3.7 million and $2.6 million, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001


NOTE E - OTHER LIABILITIES

     Other long-term liabilities consist of:

                                                           January 31,
                                               --------------------------------
                                                 2003                    2002
                                               --------                --------
                                               -------------(000's)------------

     Non-recurring charges                      $  --                    $  27
     Capital lease obligations                     88                      203
     Supplemental employee retirement plan        225                      188
                                                -----                    -----

                                                $ 313                    $ 418
                                                =====                    =====



NOTE F - NON-RECURRING CHARGES

     The status of the components of the nonrecurring charges was:

                                                                                          RESERVE AT
                                                 Initial             Utilized in          JANUARY 31,
                                                  charge             fiscal 2003             2003
                                                 -------             -----------          -----------
                                                -----------------------(000's)-----------------------

       Severance                                  $ 2,050               $ 1,123              $   927
       Accrued expenses and other                   1,040                   470                  570
       Professional fees                              435                    15                  420
       Net write-off of Indonesian assets             385                   385                    -
       Inventory valuation impairment                 200                   200                    -
                                                  -------               -------              -------

                                                  $ 4,110               $ 2,193              $ 1,917
                                                  =======               =======              =======


     In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The fiscal quarter and year ended January 31, 2003 include charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown. In the Company's Consolidated Statements of Income, $3.6 million of these charges are included in "Unusual or non-recurring charges" and $554,000 of these charges are included in "Cost of goods sold".

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001


NOTE F - NON-RECURRING CHARGES (CONTINUED)

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

     Based on current estimates, management believes that existing accruals are adequate.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001


NOTE G - INCOME TAXES

     The income tax provision is comprised of the following:

                                                                                  Year ended January 31,
                                                                    ---------------------------------------------------
                                                                      2003                 2002                 2001
                                                                    --------             --------             --------
                                                                    ----------------------(000's)----------------------
        Current
            Federal                                                 $ 1,402               $ 3,127             $  5,993
            State and city                                              462                   519                1,230
            Foreign                                                     760                   216                  426
                                                                    -------               -------             --------

                                                                      2,624                 3,862                7,649

        Deferred benefit                                               (736)               (2,351)                (213)
                                                                    -------               -------             --------

                                                                    $ 1,888               $ 1,511             $  7,436
                                                                    =======               =======             ========

        Income (loss) before income taxes
            United States                                           $ 2,691               $ 3,216             $ 16,881
            Non-United States                                          (421)                  659                1,709

The significant components of the Company's deferred tax asset at January 31, 2003 and 2002 are summarized as follows:

                                                                    2003                  2002
                                                                  --------              --------
                                                                  ------------(000's)-----------
       Supplemental employee retirement plan                       $   117              $    116
       Officer bonus                                                    63                   120
       Provision for bad debts and sales allowances                  2,716                 2,066
       Depreciation and amortization                                 1,755                 1,578
       Inventory write-downs                                           748                 1,648
       Advertising allowance                                           568                   381
       Sales return accrual                                            758                   888
       Straight-line lease                                             297                   260
       Accrued non-recurring charges                                   702                    84
       Other                                                           252                    99
                                                                   -------               -------

                                                                   $ 7,976               $ 7,240
                                                                   =======               =======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE G - INCOME TAXES (CONTINUED)

     The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                      YEAR ENDED                   Year ended                   Year ended
                                                   JANUARY 31, 2003             January 31, 2002             January 31, 2001
                                               ------------------------     ------------------------     -----------------------
                                                                PERCENT                     Percent                      Percent
                                                                  OF                          of                           of
                                                 AMOUNT         INCOME       Amount         income        Amount         income
                                               --------        --------     --------        --------     --------       --------
                                                 (000'S)                     (000's)                      (000's)
Provision for Federal income taxes at
   the statutory rate                           $    794          35.0%     $ 1,356           35.0%       $ 6,507          35.0%
State and city income taxes,
   net of Federal income tax benefit                 218           9.6           33             .9            774           4.2
Effect of foreign taxable operations                 827          36.4           42            1.1           (236)         (1.3)
Effect of permanent differences resulting in
    Federal taxable income                            51           2.2           45            1.2             21            .1
Other, net                                            (2)            -           35             .8            370           2.0
                                                --------       -------      -------        -------        -------         -----

Actual provision for income taxes               $  1,888          83.2%     $ 1,511           39.0%       $ 7,436          40.0%
                                                ========       =======      =======        =======        =======         =====

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.9 million at January 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

     In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum rental payments for operating leases having noncancellable lease periods in excess of one year and future minimum lease payments under capital leases at January 31, 2003:

       (in thousands)                                Operating         Capital
                                                       Leases           Leases
                                                       ------           ------
       Year ending January 31,
            2004                                     $  2,308           $  122
            2005                                        2,138               90
            2006                                        1,329                5
            2007                                        1,196                -
            2008                                        1,406                -
            Thereafter                                  4,655                -
                                                     --------           ------

       Net minimum lease payments                    $ 13,032              217
                                                     ========
       Less amount representing interest                                    15
                                                                        ------

       Present values of minimum lease payments                         $  202
                                                                        ======


       Current portion                                                  $  114
       Noncurrent portion                                                   88
                                                                        ------

                                                                        $  202
                                                                        ======

     Rent expense on the above operating leases (including the lease with 345 West - see Note K) for the years ended January 31, 2003, 2002, and 2001 was approximately $2,246,000, $2,114,000, and $1,768,000, respectively, net of sublease income of $190,000, $196,000, and $289,000, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $8,982,000, $6,855,000, and $4,858,000 for the years ended January 31,
     2003, 2002, and 2001, respectively. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

              Year ending January 31,                  Amount
              -----------------------                  ------

                  2004                               $ 7,252,000
                  2005                                 5,860,000
                  2006                                 1,343,000
                  2007                                   690,000
                                                     -----------

                                                     $15,145,000
                                                     ===========

     The Company has an employment agreement with its chief executive officer which expires on January 31, 2006. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.


NOTE I - STOCKHOLDERS' EQUITY

     Certain agreements entered into by the Company in connection with the loan by the Authority relating to the building located at 345 West 37th Street in New York City and the bank agreements prohibit the payment of cash dividends without consent.

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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)


     The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $4.21, $5.25, and $4.24 per option, respectively.
     The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. Such compensation calculation may not be representative of the future effects of applying SFAS 123. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2003, 2002, and 2001, respectively:

                                           2003          2002          2001
                                         --------      --------      --------

     Expected stock price volatility      61.3%         65.9%         72.9%
     Expected lives of options
        Directors and officers             7 YEARS       7 years       7 years
        Employees                          6 YEARS       6 years       6 years
     Risk-free interest rate               3.6%          4.9%          6.0%
     Expected dividend yield               0%            0%            0%

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

     Information regarding these option plans for 2003, 2002, and 2001 is as follows:

                                                2003                         2002                        2001
                                         ----------------------      -----------------------    -----------------------
                                                     WEIGHTED                    Weighted                     Weighted
                                                      AVERAGE                     average                      average
                                                     EXERCISE                    exercise                     exercise
                                         SHARES        PRICE        Shares         price          Shares         price
                                         -------     ---------     ---------     ---------       ---------    ---------
        Options outstanding at
          beginning of year            1,182,650       $3.33      1,243,250        $3.23        1,279,800        $2.97

        Exercised                       (176,598)       2.18        (65,900)        2.25         (110,250)        2.17
        Granted                          240,000        6.88         11,000         7.82           81,000         6.07
        Cancelled or forfeited            (6,032)       4.61         (5,700)        4.31           (7,300)        3.59
                                       ---------                  ---------                     ---------

        Options outstanding at
          end of year                  1,240,020       $4.17      1,182,650        $3.33        1,243,250        $3.23
                                       =========                  =========                     =========

        Exercisable                      813,280       $3.45        875,440        $3.14          818,736        $2.98
                                      ==========                  =========                     =========


     The following table summarizes information about stock options outstanding:

                                                           Weighted                           Number
                                        Number out-         average          Weighted        exercisable       Weighted
                                      standing as of       remaining         average           as of            average
            Range of                    January 31,       contractual        exercise        January 31,       exercise
         exercise prices                    2003             life             price            2003             price
         ---------------              --------------      -----------       -----------    ------------        -------
          $1.62 - $3.00                   555,932           4.1 years          $2.30          461,196            $2.30
          $3.01 - $6.00                   342,088           4.8 years          $4.62          296,684            $4.67
          $6.01 - $9.55                   342,000           8.6 years          $6.76           55,400            $6.45
                                        ---------                                             -------
                                        1,240,020                                             813,280
                                        =========                                             =======

     Included in the above outstanding options as of January 31, 2003, 2002, and 2001 are 25,000 options with an exercise price of $6.50 and 25,000 options with an exercise price of $5.50 for which the fair value at the date of grant was $3.75. All other options were issued at an amount equal to the fair market value at the date of grant.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001


NOTE J - MAJOR CUSTOMERS

     For the years ended January 31, 2003, 2002, and 2001, one customer accounted for 21.0%, 21.1%, and 21.1%, respectively, of the Company's net sales, primarily for purchases of non-licensed apparel.

     The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.


NOTE K - RELATED PARTY TRANSACTIONS

     In April 1988, 345 West 37th Corp. ("345 West"), a property owned by two principal stockholders, received a loan from the New York Job Development Authority ("Authority") to assist 345 West in its renovation of the 345 West property. The loan is for a period of 15 years and is repayable in monthly installments of $11,000, which includes interest at 8.25%. The loan is financed by long-term bonds issued by the Authority. G-III and the two principal stockholders of the Company have signed corporate and personal guarantees for this loan. The outstanding principal of this debt was approximately $33,000 and $159,000 as of January 31, 2003 and 2002, respectively. The final payment under this loan was made in April, 2003.

     During the years ended January 31, 2003, 2002, and 2001, G-III leased space from 345 West. Operating expenses paid by G-III to 345 West during the years ended January 31, 2003, 2002, and 2001, amounted to approximately $161,000, $202,000, and $233,000, respectively.

     An executive of the Company owns an approximate 5% equity interest on a fully diluted basis in Wilsons the Leather Experts Inc. ("Wilsons"), a customer of the Company. In addition, an outside director of the Company owns an approximate 5% indirect equity interest on a fully diluted basis of Wilsons. During the years ended January 31, 2003, 2002 and 2001, Wilsons accounted for approximately $8,679,000, $11,590,000, and $13,121,000, respectively, of the Company's net sales. Accounts receivable from Wilsons at January 31, 2003 were approximately $213,000.


NOTE L - PENSION PLANS

     The Company maintains a 401(k) profit-sharing plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $186,000, $200,000, and $157,000, for the years ended January 31, 2003, 2002, and
     2001, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE M - SEGMENTS

     The Company's reportable segments are business units that offer different products and are managed separately. The company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

                                                       2003                       2002                      2001
                                                --------------------      --------------------       -------------------
                                                              NON-                      Non-                      Non-
                                                LICENSED    LICENSED      Licensed    Licensed       Licensed   Licensed
                                                --------    --------      --------    --------       --------   --------
        Net sales                               $106,902   $ 95,749        $ 85,977   $115,449        $ 70,855  $116,202
        Cost of goods sold                        78,507     74,860          65,479     92,681          49,738    86,361
                                                --------   --------        --------   --------        --------  --------

        Gross profit                              28,395     20,889          20,498     22,768          21,117    29,841

        Selling, general and
          administrative                          24,808     16,743          19,510     16,304          13,687    16,173

        Unusual or non-recurring charge                       3,556                                                 (643)
                                                --------   --------        --------   --------        --------  --------

        Operating profit                           3,587        590             988      6,464           7,430    14,311

        Interest and financing charges, net          886      1,021           1,792      1,785           1,150     1,689
                                                --------   --------        --------   --------        --------  --------

        Income (loss) before minority
          interest and income taxes                2,701       (431)           (804)     4,679           6,280    12,622

        Minority interest in income of
          joint venture                                                                                             (312)
                                                --------   --------        --------   --------        --------  --------

        Income (loss) before income
          Taxes                                 $  2,701   $   (431)       $   (804)  $  4,679        $  6,280  $ 12,310
                                                ========   ========        ========   ========        ========  ========

     Commission fee income was $3.3 million, $3.2 million, and $6.2 million for fiscal 2003, 2002, and 2001, respectively. This fee income is included in non-licensed net sales and gross profit. The Company allocates all expenses to its two reportable segments.

                                                 2003                         2002                         2001
                                       --------------------------    -------------------------     ----------------------
                                                      LONG-LIVED                    Long-Lived                 Long-Lived
                                       REVENUES         ASSETS       Revenues         Assets       Revenues      Assets
                                       --------         ------       --------         ------       --------      ------
        Geographic region
            United States               $200,205        $ 6,799       $194,921        $ 6,836       $181,215    $  4,671
            Non-United States              2,446          1,352          6,505          2,255          5,842       2,329
                                       ---------       --------      ---------        -------      ---------    --------

                                        $202,651        $ 8,151       $201,426        $ 9,091       $187,057    $  7,000
                                       =========       ========      =========        =======      =========    ========

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2003, 2002, and 2001



NOTE M - SEGMENTS (CONTINUED)

     Included in finished goods inventory at January 31, 2003, 2002, and 2001 are $10.4 million and $10.6 million, $9.3 million and $8.9 million, and $8.6 million and $9.0 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.


NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2003 and 2002 are as follows:

                                                                                  Quarter ended
                                                          --------------------------------------------------------------
                                                          April 30,         July 31,        October 31,      January 31,
                                                             2002             2002             2002             2003
                                                          ---------        ---------       ------------      -----------
     January 31, 2003
        Net sales                                         $ 12,691          $ 40,022         $102,284         $ 47,654
        Gross profit                                           903            10,813           27,960            9,608
        Net income (loss)                                   (4,169)              576            8,495           (4,520)(a)

        Net income (loss) per common share
          Basic                                           $  (0.62)         $   0.09         $   1.25         $  (0.66)(a)
          Diluted                                            (0.62)             0.08             1.16            (0.66)(a)


                                                                                   Quarter ended
                                                          --------------------------------------------------------------
                                                           April 30,         July 31,        October 31,     January 31,
                                                              2001             2001             2001             2002
                                                           ---------        ---------       ------------     --------
     January 31, 2002
        Net sales                                         $ 17,167          $ 62,913         $ 90,623         $ 30,723
        Gross profit                                         2,950            16,615           20,718            2,983
        Net income (loss)                                   (2,892)            3,885            5,033           (3,662)

        Net income (loss) per common share
          Basic                                           $  (0.44)         $   0.58         $   0.75         $  (0.55)
          Diluted                                            (0.44)             0.52             0.68            (0.55)

(a) Includes a charge of $3.4 million, net of tax, or $0.50 per diluted share, associated with expenses related to closing the Company's manufacturing facility in Indonesia.

                  G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Column A                  Column B             Column C              Column D       Column E
             ----------                ----------           ----------            ----------     ----------
                                                             Additions
                                                     -------------------------
                                                          (1)           (2)
                                       Balance at     Charged to      Charged                    Balance at
                                        beginning      costs and     to other     Deductions       end of
            Description                 of period      expenses      accounts         (a)          period
           -------------              ------------   ------------   ----------   ------------   -----------
Year ended January 31, 2003
 Deducted from asset accounts
  Allowance for doubtful accounts        $  614         $  902                      $  204         $1,312
  Allowance for sales discounts           5,555          5,303                       4,459          6,399
                                         ------         ------                      ------         ------
                                         $6,169         $6,205                      $4,663         $7,711
                                         ======         ======                      ======         ======
Year ended January 31, 2002
 Deducted from asset accounts
  Allowance for doubtful accounts        $  466         $  234                      $   86         $  614
  Allowance for sales discounts           3,776          6,370                       4,591          5,555
                                         ------         ------                      ------         ------
                                         $4,242         $6,604                      $4,677         $6,169
                                         ======         ======                      ======         ======
Year ended January 31, 2001
 Deducted from asset accounts
  Allowance for doubtful accounts        $  806         $   30                      $  370         $  466
  Allowance for sales discounts           3,086          4,937                       4,247          3,776
                                         ------         ------                      ------         ------
                                         $3,892         $4,967                      $4,617         $4,242
                                         ======         ======                      ======         ======

(a)        Accounts written off as uncollectible, net of recoveries.