Form 10-Q
period 2003-04-30
G III APPAREL GROUP LTD /DE/
filed 2003-06-11
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended                April 30, 2003
                              --------------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

Commission File Number                          0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


               Delaware                                     41-1590959
---------------------------------------                   --------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                  512 Seventh Avenue, New York, New York 10018
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                                 Yes  X     No
                                    -----     -----

Indicate by checkmark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes        No  X
                                    -----     -----

As of June 2, 2003 there were 6,876,127 common shares outstanding.

Part I   FINANCIAL INFORMATION                                          Page No.

    Item 1. Financial Statements *

            Condensed Consolidated Balance Sheets -
                    April 30, 2003 and January 31, 2003.....................3

            Condensed Consolidated Statements of Operations -
                    For the Three Months Ended April 30, 2003 and 2002......4

            Condensed Consolidated Statements of Cash Flows -
                    For the Three Months Ended April 30, 2003 and 2002......5

            Notes to Condensed Consolidated Financial Statements............6


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.....12

    Item 4. Controls and Procedures........................................12


* The Balance Sheet at January 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


Part II  OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K...............................12

            Exhibits

            10.1 Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.

            10.2 Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.

            99.1 Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 106 of the Sarbanes-Oxley Act of 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      APRIL 30,             JANUARY 31,
                                                                                         2003                  2003
                                                                                         ----                  ----
                                                                                     (unaudited)
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                          $  3,537              $  3,408
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts of $6,177 and $7,711, respectively                          11,768                19,157
      Inventories                                                                        31,201                30,948
      Income taxes receivable                                                               653                     -
      Deferred income taxes                                                               5,795                 5,795
      Prepaid expenses and other current assets                                           3,968                 2,847
                                                                                       --------               -------
           Total current assets                                                          56,922                62,155

PROPERTY, PLANT AND EQUIPMENT, NET                                                        2,087                 2,065

DEFERRED INCOME TAXES                                                                     2,181                 2,181

OTHER ASSETS                                                                              4,469                 4,555
                                                                                       --------              --------
                                                                                       $ 65,659              $ 70,956
                                                                                       ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                      $    770              $    770
    Current maturities of obligations under capital leases                                  118                   115
    Income taxes payable                                                                      -                 1,699
    Accounts payable                                                                      6,615                 5,699
    Accrued expenses                                                                      4,732                 6,612
                                                                                       --------              --------
           Total current liabilities                                                     12,235                14,895

OTHER LONG-TERM LIABILITIES                                                                 282                   313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; authorized,
       shares; 7,120,944 and 7,120,644 shares issued
       at April 30, 2003 and January 31, 2003, respectively                                  71                    71
    Additional paid-in capital                                                           26,191                26,190
    Foreign currency translation adjustments                                                 56                    36
    Retained earnings                                                                    27,794                30,421
                                                                                       --------              --------
                                                                                         54,112                56,718
    Less common stock held in treasury - 244,817 shares,
       at cost, at April 30, 2003 and January 31, 2003                                     (970)                 (970)
                                                                                       --------              --------
                                                                                         53,142                55,748
                                                                                       --------              --------
                                                                                       $ 65,659              $ 70,956
                                                                                       ========              ========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                  ----------------------------
                                                                                          (Unaudited)
                                                                                 2003                     2002
                                                                                 ----                     ----

Net sales                                                                      $ 18,712                 $ 12,691

Cost of goods sold                                                               14,358                   11,788
                                                                               --------                   ------

          Gross profit                                                            4,354                      903

Selling, general and administrative expenses                                      8,759                    7,514
                                                                               --------                  -------

          Operating loss                                                         (4,405)                  (6,611)

Interest and financing charges, net                                                  48                      125
                                                                               --------                 --------

          Loss before income taxes                                               (4,453)                  (6,736)

Income tax benefit                                                               (1,826)                  (2,567)
                                                                               --------                 --------

          Net loss                                                             $ (2,627)                $ (4,169)
                                                                               ========                 ========


LOSS PER COMMON SHARE:

Basic and Diluted:
-----------------

          Net loss per common share                                            $  (0.38)                $  (0.62)
                                                                               ========                 ========

          Weighted average number of shares outstanding                       6,875,830                6,702,370
                                                                              =========                =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             THREE MONTHS ENDED APRIL 30,
                                                                             ----------------------------
                                                                                      (Unaudited)
                                                                                      -----------
                                                                              2003                    2002
                                                                              ----                    ----
  Cash flows from operating activities
     Net loss                                                              $  (2,627)               $ (4,169)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Depreciation and amortization                                          322                     363
          Changes in operating assets and liabilities:
             Accounts receivable                                               7,389                   5,077
             Inventories                                                        (253)                 (3,325)
             Income taxes, net                                                (2,352)                 (4,737)
             Prepaid expenses and other current assets                        (1,121)                 (2,008)
             Other assets                                                        (35)                    (33)
             Accounts payable and accrued expenses                              (964)                  4,281
             Other long term liabilities                                         -                        49
                                                                           ---------                --------
                                                                               2,986                    (333)
                                                                           ---------                --------

          Net cash provided by (used in) operating activities                    359                  (4,502)
                                                                           ---------                --------

  Cash flows from investing activities
     Capital expenditures                                                       (223)                   (149)
     Purchase of certain assets of Gloria Gay Coats, LLC                        -                         18
                                                                           ---------                --------
           Net cash used in investing activities                                (223)                   (131)
                                                                           ---------                --------

  Cash flows from financing activities
      Increase in notes payable, net                                               -                   2,504
      Payments for capital lease obligations                                     (28)                    (25)
      Proceeds from exercise of stock options                                      1                      35
                                                                           ---------                --------
          Net cash (used in) provided by financing activities                    (27)                  2,514
                                                                           ---------                --------

  Effect of exchange rate changes on cash and cash equivalents                    20                     (23)
                                                                           ---------                --------

        Net increase (decrease) in cash and cash equivalents                     129                  (2,142)

  Cash and cash equivalents at beginning of period                             3,408                   2,481
                                                                           ---------                --------

  Cash and cash equivalents at end of period                               $   3,537                $    339
                                                                           =========                ========

  Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                                            $     236                $    190
       Income taxes                                                        $     506                $  2,161



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

The results for the three month period ended April 30, 2003 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2003.

Certain reclassifications have been made to conform to the fiscal 2003 presentation.

Note 2 - Inventories

Inventories consist of:

                                    APRIL 30,               January 31,
                                       2003                    2003
                                       ----                    ----
                                              (in thousands)

Finished goods                      $ 20,129                 $ 21,285
Work-in-process                        1,517                      208
Raw materials                          9,555                    9,455
                                    --------                 --------
                                    $ 31,201                 $ 30,948
                                    ========                 ========

Note 3 - Net Loss per Common Share

Basic net loss per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares outstanding during the period.

Note 4 - Stock-based Compensation

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

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                   Three Months ended April 30,
                                                   ----------------------------
                                                      2003            2002
                                                    -------         ------
                                                 (in thousands, except per share
                                                             amounts)

Net loss - as reported                             $  (2,627)     $  (4,169)
Deduct:  Stock-based employee compensation
    expense determined under fair value method,
    net of related tax effects                            50             62
                                                   ---------      ---------
Pro forma net loss                                 $  (2,677)     $  (4,231)
                                                   =========      =========


Loss per share:
    Basic and Diluted- as reported                 $   (0.38)     $   (0.62)
    Basic and Diluted- adjusted                    $   (0.39)     $   (0.63)


The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

Note 5 - Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was no loan balance outstanding at either April 30, 2003 or January 31, 2003 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $770,000 at April 30, 2003 and January 31, 2003 represent maximum borrowings under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the subsidiary and is not the obligation of any G-III entity other than PT Balihides.

Note 6 - Nonrecurring Charges

In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The fiscal quarter and year ended January 31, 2003 included charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown.

The components of the nonrecurring charges are as follows:

                                                                      RESERVE
                                        Reserve                       APRIL 30,
                                    January 31, 2003    Utilized        2003
                                    ----------------    --------      ---------
                                    ----------------(in thousands)-------------

Severance                             $    927          $    812     $    115
Accrued expenses and other                 570               100          470
Professional fees                          420               220          200
                                        ------            ------       ------

                                       $ 1,917           $ 1,132     $    785
                                         =====             =====       ======

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

                                          THREE MONTHS ENDED APRIL 30,
                                          ----------------------------
                                           2003                  2002
                                           ----                  ----
                                                 NON-                  Non-
                                    LICENSED   LICENSED   Licensed   Licensed
                                    --------   --------   --------   --------

Net sales                           $ 16,352   $  2,360   $  8,360   $  4,331

Cost of goods sold                    11,783      2,575      6,928      4,860
                                    --------   --------   --------   --------

Gross profit (loss)                    4,569       (215)     1,432       (529)

Selling, general and administrative    6,404      2,355      4,178      3,336
                                    --------   --------   --------   --------

Operating loss                        (1,835)    (2,570)    (2,746)    (3,865)

Interest expense, net                     23         25         50         75
                                    --------   --------   --------   --------

Loss before income taxes            $ (1,858)  $ (2,595)  $ (2,796)  $ (3,940)
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

RESULTS OF OPERATIONS

Traditionally, the three month period ending April 30 has been the quarter with the lowest sales volume during our fiscal year. Net sales for the three months ended April 30, 2003 increased to $18.7 million from $12.7 million in the same period last year. Net sales of licensed apparel increased $8.0 million during the quarter, primarily as a result of increased sales of sports apparel. This increase was partially offset by a $2.0 million decrease in net sales of non-licensed apparel due in part to the loss of sales to foreign customers directly serviced by our Indonesian facility that was closed in the fourth quarter of fiscal 2003.

Gross profit increased to $4.4 million, or 23.3% of net sales, for the three month period ended April 30, 2003 from $903,000, or 7.1% of net sales, in the same period last year. Gross profit as a percentage of net sales increased primarily due to the increased gross profit percentage for sales of licensed apparel. The increase was also caused by the absence of losses incurred in last year's period relating to the Indonesian facility, which produced non-licensed apparel, and a reduction in clearance activity in both segments compared to the same period last year. We expect that our results for the balance of this fiscal year will be favorably impacted by the elimination of the losses associated with operating the Indonesian facility that we closed in December 2002.

Selling, general and administrative expenses increased to $8.8 million in the three month period ended April 30, 2003 from $7.5 million in the same period last year. The increase is primarily the result of higher expenses in connection with the expansion of our sports apparel business in the licensed segment and increased advertising to promote our new Black Rivet line in the non-licensed segment, partially offset by the elimination of expenses related to our Indonesian facility.

Interest expense and finance charges, net for the three month period ended April 30, 2003 was $48,000 compared to $125,000 for the comparable period last year. In the current year, the net amount consists primarily of the amortization of bank fees, partially offset by earnings on invested cash.

Income tax benefit of $1.8 million reflects an effective tax rate of 41.0% for the three months ended April 30, 2003 compared to an income tax benefit of $2.6 million which reflected a 38.1% effective tax rate in the comparable period last year. The tax rate in the three month period ended April 30, 2003 reflects increased state and local income taxes.

As a result of the foregoing, for the three months ended April 30, 2003, we had a net loss of $2.6 million, or $0.38 per share, compared to a net loss of $4.2 million, or $0.62 share, for the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The loan agreement also includes a requirement that we have no loans outstanding for 45 consecutive days during each year of the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.25% as of June 2, 2003) or LIBOR plus 225 basis points (3.53% at June 2, 2003). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2003, there were no direct borrowings and contingent liability under open letters of credit was approximately $17.1 million compared to direct borrowings of $2.5 million and contingent liability under open letters of credit of approximately $7.6 million as of April 30, 2002. The decrease in borrowings resulted from a reduced need for raw materials and work-in-process inventories due to the closure of our Indonesian subsidiary. As a result, inventory decreased from $40.5 million at April 30, 2002 to $31.2 million at April 30, 2003.

PT Balihides, our Indonesian subsidiary, has a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $770,000 as of April 30, 2003 and $800,000 as of April 30, 2002. The loan is secured by the property, plant, and equipment of the subsidiary and is not the obligation of any G-III entity other than PT Balihides.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on our consolidated results of operations or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosure made with respect to these matters in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         10.1 Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.

         10.2 Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.

         99.1 Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 106 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             G-III APPAREL GROUP, LTD.
                                                   (Registrant)



Date:    June 11, 2003                       By: /s/ Morris Goldfarb
                                                ------------------------
                                                 Morris Goldfarb
                                                 Chief Executive Officer



Date:    June 11, 2003                       By: /s/ Wayne Miller
                                                 -----------------------
                                                 Wayne S. Miller
                                                 Chief Financial Officer

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

Date:    June 11, 2003

                                                  /s/ Morris Goldfarb
                                                  -----------------------
                                                  Morris Goldfarb
                                                  Chief Executive Officer

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

Date:    June 11, 2003


                                                   /s/ Wayne Miller
                                                   -----------------------
                                                   Wayne S. Miller
                                                   Chief Financial Officer