Form 10-Q
period 2003-07-31
G III APPAREL GROUP LTD /DE/
filed 2003-09-15
CIK 821002

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended     July 31, 2003
                                            ---------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to
                                     --------    --------

                   Commission File Number    0-18183
                                          -------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

              Delaware                                    41-1590959
   --------------------------------                   -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                  512 Seventh Avenue, New York, New York 10018
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

As of September 2, 2003 there were 6,882,627 common shares outstanding.

Part I      FINANCIAL INFORMATION                                       Page No.

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets -
                    July 31, 2003 and January 31, 2003...................... 3

            Condensed Consolidated Statements of Operations -
                    For the Three Months Ended July 31, 2003 and 2002....... 4

            Condensed Consolidated Statements of Operations -
                    For the Six Months Ended July 31, 2003 and 2002......... 5

            Condensed Consolidated Statements of Cash Flows -
                    For the Six Months Ended July 31, 2003 and 2002......... 6

            Notes to Condensed Consolidated Financial Statements............ 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk......15

    Item 4. Controls and Procedures.........................................15


Part II     OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Stockholders.................16

    Item 6. Exhibits and Reports on Form 8-K................................17

            Exhibits

            31 - Certifications of Chief Executive Officer and Chief
                 Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

            32 - Certifications of Chief Executive Officer and Chief
                 Financial Officer pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   JULY 31,    JANUARY 31,
                                                                                    2003         2003
                                                                                  ---------    ---------
                                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $     434    $   3,408
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts of $6,831 and $7,711, respectively                      35,449       19,157
      Inventories                                                                    59,393       30,948
      Deferred income taxes                                                           5,795        5,795
      Prepaid expenses and other current assets                                       5,290        2,847
                                                                                  ---------    ---------
           Total current assets                                                     106,361       62,155
PROPERTY, PLANT AND EQUIPMENT, NET                                                    2,028        2,065
DEFERRED INCOME TAXES                                                                 2,181        2,181
OTHER ASSETS                                                                          4,447        4,555
                                                                                  ---------    ---------
                                                                                  $ 115,017    $  70,956
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                 $  33,298    $     770
    Current maturities of obligations under capital leases                              114          115
    Accounts payable                                                                 18,883        5,699
    Accrued expenses                                                                  5,346        6,612
    Income taxes payable                                                              1,240        1,699
                                                                                  ---------    ---------
           Total current liabilities                                                 58,881       14,895
OTHER LONG-TERM LIABILITIES                                                             262          313
                                                                                  ---------    ---------
           Total liabilities                                                         59,143       15,208
                                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding
    Common stock - $.01 par value; authorized, 20,000,000 shares; 7,126,944 and
       7,120,644 shares issued at July 31, 2003 and January 31, 2003, respectively       71           71
    Additional paid-in capital                                                       26,208       26,190
    Foreign currency translation adjustments                                             53           36
    Retained earnings                                                                30,512       30,421
                                                                                  ---------    ---------
                                                                                     56,844       56,718
    Less common stock held in treasury - 244,817 shares,
       at cost                                                                         (970)        (970)
                                                                                  ---------    ---------
                                                                                     55,874       55,748
                                                                                  ---------    ---------
                                                                                  $ 115,017    $  70,956
                                                                                  =========    =========

The accompanying notes are an integral part of these statements

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                        THREE MONTHS ENDED JULY 31,
                                                        --------------------------
                                                                (Unaudited)

                                                             2003         2002
                                                          ----------   ----------
Net sales                                                 $   45,299   $   40,022

Cost of goods sold                                            29,618       29,209
                                                          ----------   ----------

          Gross profit                                        15,681       10,813

Selling, general and administrative expenses                  10,844        9,453
                                                          ----------   ----------

          Operating income                                     4,837        1,360

Interest and financing charges, net                              230          396
                                                          ----------   ----------

          Income before income taxes                           4,607          964

Income tax expense                                             1,889          388
                                                          ----------   ----------

          Net income                                      $    2,718   $      576
                                                          ==========   ==========


NET INCOME PER COMMON SHARE:

Basic:

          Net income per common share                     $     0.40   $     0.09
                                                          ==========   ==========

          Weighted average number of shares outstanding    6,879,920    6,714,200
                                                          ==========   ==========

Diluted:

          Net income per common share                     $     0.37   $     0.08
                                                          ==========   ==========

          Weighted average number of shares outstanding    7,385,396    7,379,809
                                                          ==========   ==========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                        SIX MONTHS ENDED JULY 31,
                                                        -------------------------
                                                              (Unaudited)

                                                            2003         2002
                                                        -----------   -----------
Net sales                                               $    64,011   $    52,713

Cost of goods sold                                           43,976        40,997
                                                        -----------   -----------

         Gross profit                                        20,035        11,716

Selling, general and administrative expenses                 19,603        16,967
                                                        -----------   -----------

         Operating income (loss)                                432        (5,251)

Interest and financing charges, net                             278           521
                                                        -----------   -----------

         Income (loss) before income taxes                      154        (5,772)

Income tax expense (benefit)                                     63        (2,179)
                                                        -----------   -----------

         Net income (loss)                              $        91   $    (3,593)
                                                        ===========   ===========



NET INCOME (LOSS) PER COMMON SHARE:

    Basic:

        Net income (loss) per common share              $      0.01   $     (0.54)
                                                        ===========   ===========

        Weighted average number of shares outstanding     6,877,909     6,708,383
                                                        ===========   ===========

    Diluted:

        Net income (loss) per common share              $      0.01   $     (0.54)
                                                        ===========   ===========

        Weighted average number of shares outstanding     7,325,347     6,708,383
                                                        ===========   ===========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             SIX MONTHS ENDED JULY 31,
                                                             -------------------------
                                                                    (Unaudited)
                                                               --------------------
                                                                 2003        2002
                                                               --------    --------
Cash flows from operating activities
   Net income (loss)                                           $     91    $ (3,593)
                                                               --------    --------
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
        Depreciation and amortization                               640         722
        Deferred income tax                                        --            19
        Changes in operating assets and liabilities:
           Accounts receivable                                  (16,292)    (19,111)
           Inventories                                          (28,445)    (23,473)
           Income taxes, net                                       (459)     (4,518)
           Prepaid expenses and other current assets             (2,443)     (4,002)
           Other assets                                            (135)       (106)
           Accounts payable and accrued expenses                 11,918      12,963
           Other long term liabilities                             --            49
                                                               --------    --------
                                                                (35,216)    (37,457)
                                                               --------    --------

        Net cash used in operating activities                   (35,125)    (41,050)
                                                               --------    --------

Cash flows from investing activities
   Capital expenditures                                            (360)       (222)
   Purchase of certain assets of Gloria Gay Coats, LLC             --            18
                                                               --------    --------
         Net cash used in investing activities                     (360)       (204)
                                                               --------    --------

Cash flows from financing activities
    Increase in notes payable, net                               32,528      39,171
    Payments for capital lease obligations                          (52)        (52)
    Proceeds from exercise of stock options                          18          55
                                                               --------    --------
        Net cash provided by financing activities                32,494      39,174
                                                               --------    --------

Effect of exchange rate changes on cash and cash equivalents         17         (41)
                                                               --------    --------

      Net decrease in cash and cash equivalents                  (2,974)     (2,121)

Cash and cash equivalents at beginning of period                  3,408       2,481
                                                               --------    --------

Cash and cash equivalents at end of period                     $    434    $    360
                                                               ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest                                                  $    423    $    347
     Income taxes                                              $    575    $  2,299

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the six month period ended July 31, 2003 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The balance sheet at January 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2003.

Certain reclassifications have been made to conform to the fiscal 2004 presentation.

Note 2 - Inventories

Inventories consist of:

                                                       JANUARY 31,   JULY 31,
                                                         2003         2003
                                                       ----------    --------
                                                            (in thousands)
         Finished goods                                 $48,814       $21,285
         Work-in-process                                  3,660           208
         Raw materials                                    6,919         9,455
                                                        -------       -------
                                                        $59,393       $30,948
                                                        =======       =======

Note 3 - Net Income (Loss) per Common Share

Basic net income (loss) per share amounts have been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and the dilutive potential common shares, consisting of stock options, outstanding during the period. Options to acquire an aggregate of approximately 66,000 and 280,000 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 31, 2003 as including them would have been anti-dilutive. Options to acquire an aggregate of approximately 51,000 and 30,000 shares of common stock were not included in the computation of diluted earnings per common share for the three and six months ended July 31, 2002, as including them would have been anti-dilutive.

Note 4 - Stock-based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognizes no compensation expense for stock options granted to employees and directors.

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                           Three Months ended July 31,            Six Months ended July 31,
                                                           ---------------------------            -------------------------
                                                             2003               2002               2003           2002
                                                            ------              ----              ------         -------
                                                                       (in thousands, except per share amounts)
  Net income (loss) - as reported                           $2,718              $576              $   91         $(3,593)
  Deduct:  Stock-based employee compensation
      expense determined under fair value method,
      net of related tax effects                               101                69                 151             131
                                                            ------              ----              ------         -------
  Pro forma net income (loss)                               $2,617              $507              $  (60)        $(3,724)
                                                            ======              ====              ======         ========


      Basic income (loss) per share - as reported           $  .40              $.09              $ .01           $(.54)
      Pro-forma basic income (loss) per share               $  .38              $.08              $(.01)          $(.56)

      Diluted income (loss) per share - as reported         $  .37              $.08              $ .01           $(.54)
      Pro-forma diluted income (loss) per share             $  .35              $.07              $(.01)          $(.56)

The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results. SFAS 123 does not apply to grants prior to 1995, and additional awards in future years may or may not be granted.

Note 5 - Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. There was $32.5 million outstanding at July 31, 2003 and no balance outstanding at January 31, 2003 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $770,000 at July 31, 2003 and January 31, 2003 represent borrowings by PT Balihides under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the subsidiary. No other Company entity has guaranteed this loan.

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

The components of the nonrecurring charges are as follows:

                                                                                          RESERVE
                                                            Reserve                       JULY 31,
                                                        January 31, 2003     Utilized       2003
                                                        ----------------     --------     -------
                                                                          (in thousands)
       Severance                                           $   927             $  812         $115
       Accrued expenses and other                              570                100          470
       Professional fees                                       420                371           49
                                                           -------             ------         ----
                                                           $ 1,917             $1,283         $634
                                                           =======             ======         ====

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:

                                                                             THREE MONTHS ENDED JULY 31,
                                                           -------------------------------------------------------------
                                                                     2003                                2002
                                                           -------------------------              ----------------------
                                                                             NON-                                  Non-
                                                           LICENSED        LICENSED               Licensed       Licensed
                                                           --------        ---------              --------       -------
       Net sales                                           $ 33,435         $ 11,864              $ 17,408       $22,614

       Cost of goods sold                                    21,950            7,668                12,499        16,710
                                                           --------        ---------              --------       -------

       Gross profit                                          11,485            4,196                 4,909         5,904

       Selling, general and administrative                    8,256            2,588                 5,681         3,772
                                                           --------        ---------              --------       -------

       Operating income (loss)                                3,229            1,608                  (772)        2,132

       Interest expense, net                                    142               88                   123           273
                                                           --------        ---------              --------       -------

       Income (loss) before income taxes                   $  3,087         $  1,520              $   (895)      $ 1,859
                                                           ========         ========              =========      =======

                                                                              SIX MONTHS ENDED JULY 31,
                                                           -------------------------------------------------------------
                                                                     2003                                2002
                                                           -------------------------              ----------------------
                                                                             NON-                                  Non-
                                                           LICENSED        LICENSED               Licensed       Licensed
                                                           --------        ---------              --------       -------
       Net sales                                           $ 49,787        $  14,224              $ 25,768       $26,945

       Cost of goods sold                                    33,733           10,243                19,427        21,570
                                                           --------        ---------              --------       -------

       Gross profit                                          16,054            3,981                 6,341         5,375

       Selling, general and administrative                   14,660            4,943                 9,859         7,108
                                                           --------        ---------              --------       -------

       Operating income (loss)                                1,394             (962)               (3,518)       (1,733)

       Interest expense, net                                    165              113                   159           362
                                                           --------        ---------              --------       -------

       Income (loss) before income taxes                   $  1,229        $  (1,075)             $ (3,677)      $(2,095)
                                                           ========        =========              ========       =======

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

RESULTS OF OPERATIONS

Three months ended July 31, 2003 compared to three months ended July 31, 2002

Net sales for the three months ended July 31, 2003 were $45.3 million compared to $40.0 million for the same period last year. The increase in net sales during the quarter was attributable to a $16.0 million increase in sales of licensed apparel, partially offset by a $10.8 million decrease in sales of non-licensed apparel. The increase in net sales of licensed apparel was primarily the result of increased sales of our sports apparel ($12.5 million) and sales generated by new licenses ($2.9 million). The decrease in net sales of non-licensed apparel was primarily the result of a decrease in sales of women's and men's leather outerwear. Net sales of non-licensed apparel was also affected by the loss of approximately $1.0 million of sales to foreign customers that had been directly serviced by our Indonesian facility that we closed in the fourth quarter of fiscal 2003.

Gross profit was $15.7 million, or 34.6% of net sales, for the three months ended July 31, 2003 compared to $10.8 million, or 27.0% of net sales, for the same period last year. The increase in our gross profit percentage for the three month period ended July 31, 2003 was a result of the higher gross margins for our sports apparel product compared to our other divisions. Commission fee income, substantially all of which is generated in the non-licensed apparel segment, increased to $1.6 million during the three months ended July 31, 2003 from $850,000 in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions. As a result, the gross profit percentage of our non-licensed segment is favorably impacted when commission fee income increases. The gross profit percentage was also favorably impacted by a reversal in the three months ended July 31, 2003 in the amount of $1.2 million of reserves for chargebacks and future anticipated customer deductions. These reserves were established in the fourth quarter of fiscal 2003, but were no longer deemed necessary as discounts and allowances with respect to the fall 2002 season were less than anticipated. In the three months ended July 31, 2002, the gross profit percentage was favorably impacted by a decrease in the amount of $1.1 million in our inventory reserves in the non-licensed segment. These reserves were established in the fourth quarter of fiscal 2002, but were no longer deemed necessary as a result of higher than anticipated prices on sales of goods that had previously been returned.

Selling, general and administrative expenses for the three months ended July 31, 2003 were $10.8 million compared to $9.5 million in the three months ended July 31, 2002. This increase primarily resulted from increased expenses in connection with the expansion of our sports apparel business. Our sports apparel products are primarily sold to retailers by outside sales representatives who earn a commission on sales. Sales commissions of $806,000 for the three month period, primarily from sales of sports apparel, represent an increase of approximately $690,000 compared to the same period last year. The other major component of the increase in selling, general and administrative expenses was an increase of $600,000 in personnel expense as a result of the hiring of additional personnel.

Interest expense and finance charges for the three months ended July 31, 2003 were $230,000 compared to $396,000 in the same period last year. The decrease in interest expense in the three month period resulted primarily from lower average debt levels as a result of carrying less raw material inventory combined with lower interest rates.

Income tax expense was $1.9 million for the three months ended July 31, 2003 compared to $388,000 in the same period in the prior year. Our effective tax rate was 41% in the three months ended July 31, 2003 compared to 40% for the three month periods ended July 31, 2002. The tax rate in the three month period ended July 31, 2002 reflected a strategic tax plan that reduced our effective state income tax rate. The tax rate in the period ended July 31, 2003 reflected increased state and local income taxes.

As a result of the foregoing, for the three months ended July 31, 2003, we had net income of $2.7 million, or $0.37 per diluted share, compared to $576,000, or $0.08 per diluted share, for the same period in the prior year.

Six months ended July 31, 2003 compared to six months ended July 31, 2002

Net sales for the six months ended July 31, 2003 were $64.0 million compared to $52.7 million for the same period in the prior year. The increase in net sales in the six month period was attributable to a $24.0 million increase in sales of licensed apparel partially offset by a $12.7 million decrease in sales of non-licensed apparel. The increase in the net sales for licensed apparel primarily results from the increased sales of our sports apparel ($20.8 million) and sales generated by new licenses ($2.9 million). The decrease in net sales of non-licensed apparel was primarily the result of a decrease in sales of women's and men's leather outerwear. Net sales of non-licensed apparel was also affected by the loss of approximately $1.7 million of sales to foreign customers that had been directly serviced by our Indonesian subsidiary that was closed in the fourth quarter of fiscal 2003.

Gross profit was $20.0 million, or 31.3% of net sales, for the six months ended July 31, 2003 compared to $11.7 million, or 22.2% of net sales, for the same period last year. The increase in our gross profit percentage for the six month period ended July 31, 2003 was a result of higher gross margins from our sports apparel product compared to our other divisions. Commission fee income, substantially all of which is generated in the non-licensed apparel segment, increased to $1.6 million during the six months ended July 31, 2003 from $870,000 in the comparable period of the prior year. The gross profit percentage in the six months ended July 31, 2003 was also favorably impacted by the reversal in the second quarter of fiscal 2004 in the amount of $1.2 million of reserves for chargebacks and future anticipated customer deductions. The gross profit percentage in the six months ended July 31, 2002 was favorably impacted by the reversal in the second quarter of fiscal 2003 in the amount of $1.1 million in our inventory reserves in the non-licensed segment.

Selling, general and administrative expenses for the six months ended July 31, 2003 were $19.6 million compared to $17.0 million for the same period last year. This increase primarily resulted from increased expenses in connection with the expansion of our sports apparel business. Sales commissions, primarily from sales of sports apparel, were $1.3 million for the six month period, an increase of approximately $1.1 million compared to the same period last year. The other major component of the increase in selling, general and administrative expenses was an increase of $900,000 in personnel expense, as a result of the hiring of additional personnel.

Interest expense and finance charges for the six month period ended July 31, 2003 were $278,000 compared to $521,000 in the same period last year. The decrease in interest expense in the six month period resulted primarily from lower average debt levels as a result of carrying less raw material inventory combined with lower interest rates.

Income tax expense was $63,000 for the six months ended July 31, 2003 compared to an income tax benefit of $2.2 million in the same period last year. Our effective tax rate was 41% in the six month period ended July 31, 2003 compared to 38% in the same period last year. The tax rate in the six month period ended July 31, 2002 reflected a strategic tax plan which reduced our effective state income tax rate. The tax rate in the period ended July 31, 2003 reflects increased state and local income taxes.

As a result of the foregoing, for the six months ended July 31, 2003, we had net income of $91,000, or $0.01 income per diluted share, compared to a net loss of $3.6 million, or $0.54 loss per diluted share, for the same period in the prior year.

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

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.0% as of September 2, 2003) or LIBOR plus 225 basis points (3.4% at September 2, 2003). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were in compliance with all covenants as of July 31, 2003.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2003, there were direct borrowings of $33.3 million and open letters of credit in the amount of approximately $29.5 million compared to direct borrowings of $39.2 million and open letters of credit of approximately $23.2 million as of July 31, 2002. Higher borrowings were required last year primarily because we had a net loss of $3.6 million in the six month period ended July 31, 2002 compared to net income of $91,000 in the six month period ended July 31, 2003. In addition, we had a reduced need for raw materials and work-in-process inventories in the six months ended July 31, 2003 due to the closure of our Indonesian subsidiary in the fourth quarter of fiscal 2003, partially offset by an increase in finished goods inventory.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $770,000 as of July 31, 2003 and 2002. The loan is secured by the property, plant, and equipment of the subsidiary. No other G-III entity has guaranteed this loan. In December 2002, we closed the manufacturing facility operated by this subsidiary.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2003 are those that depend most heavily on these judgments and estimates. As of July 31, 2003, there have been no material changes to any of these critical accounting policies.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIE's created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

The Company is currently evaluating the requirements and impact of FIN 46 and does not expect that the adoption of FIN 46 will have a material effect on its consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosure made with respect to these matters in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them to material information , on a timely basis, required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II                         OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           (a)   Our Annual Meeting of Stockholders was held on June 12, 2003.

           (b) The following matters were voted on and approved by our stockholders at the Annual Meeting:

                (i) The election of nine directors to serve for the ensuing year. The following nominees were elected as directors (with our stockholders having voted as set forth below):

                   ====================  =============  ============================

                       NOMINEE             VOTES FOR     WITHHELD AUTHORITY TO VOTE
                   --------------------  -------------  ----------------------------
                   Morris Goldfarb         6,245,478             504,889
                   --------------------  -------------  ----------------------------

                   Aron Goldfarb           6,257,473             492,894
                   --------------------  -------------  ----------------------------

                   Lyle Berman             6,308,178             442,189
                   --------------------  -------------  ----------------------------

                   Thomas J. Brosig        6,256,747             493,620
                   --------------------  -------------  ----------------------------

                   Alan Feller             6,197,678             552,689
                   --------------------  -------------  ----------------------------

                   Carl Katz               6,257,578             492,789
                   --------------------  -------------  ----------------------------

                   Willem van Bokhorst     6,257,747             492,620
                   --------------------  -------------  ----------------------------

                   Richard White           6,233,847             516,520
                   --------------------  -------------  ----------------------------

                   George J. Winchell      6,308,847             441,520
                   ====================  =============  ============================

                (ii) An amendment to the Company's 1997 Stock Option Plan to increase the number of shares available for issuance from 750,000 to 1,050,000. Our stockholders voted as follows:

                            FOR:                                4,324,271
                            AGAINST:                              559,817
                            ABSTENTIONS:                            1,868
                            BROKER NON-VOTES:                   1,864,411

                (iii) An amendment of the Company's 1999 Stock Option Plan for the Non - Employee Directors to increase the number of shares available for issuance from 50,000 to 150,000. Our stockholders voted as follows:

                            FOR:                                4,384,166
                            AGAINST:                              500,222
                            ABSTENTIONS:                            1,568
                            BROKER NON-VOTES:                   1,864,411

                (iv) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2004. Our stockholders voted as follows:

                            FOR:                                6,456,329
                            AGAINST:                              291,866
                            ABSTENTIONS:                            2,172

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A.)    EXHIBITS

                31 - Certifications of Chief Executive Officer and Chief
                     Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

                32 - Certifications of Chief Executive Officer and Chief
                     Financial Officer pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (B.)    REPORTS ON FORM 8-K

                (i) On May 29, 2003, the Company furnished a report on Form 8-K relating to its financial information for the quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      G-III APPAREL GROUP, LTD.
                                      (Registrant)



Date:    September 15, 2003            By: /s/ Morris Goldfarb
                                           -------------------
                                       Morris Goldfarb
                                       Chief Executive Officer



Date:    September 15, 2003            By: /s/ Wayne Miller
                                           ----------------
                                       Wayne S. Miller
                                       Chief Financial Officer