Form 10-Q
period 2003-10-31
G III APPAREL GROUP LTD /DE/
filed 2003-12-15
CIK 821002

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended     October 31, 2003
                               ------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number             0-18183
                      -----------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


              Delaware                                         41-1590959
----------------------------------------                  -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

             512 Seventh Avenue, New York, New York          10018
            ---------------------------------------------------------
            (Address of Principal Executive Offices)       (Zip Code)

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

                                            Yes    X         No
                                               ---------        ------

Indicate by checkmark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                            Yes              No   X
                                               ---------        ------

As of December 1, 2003, there were 6,941,397 common shares outstanding.

Part I      FINANCIAL INFORMATION                                       Page No.

    Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
                October 31, 2003 and January 31, 2003..........................3

             Condensed Consolidated Statements of Operations -
                For the Three Months Ended October 31, 2003 and 2002...........4

             Condensed Consolidated Statements of Operations -
                For the Nine Months Ended October 31, 2003 and 2002............5

             Condensed Consolidated Statements of Cash Flows -
                For the Nine Months Ended October 31, 2003 and 2002............6

             Notes to Condensed Consolidated Financial Statements..............7

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk........15

    Item 4. Controls and Procedures...........................................15


Part II     OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..................................17

            Exhibits

            31 - Certifications of Chief Executive Officer and Chief Financial
                 Officer pursuant to Rule 13a-14(a)/15d-14(a).

            32 - Certifications of Chief Executive Officer and Chief Financial
                 Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                     OCTOBER 31,            JANUARY 31,
                                                                                        2003                   2003
                                                                                        ----                   ----
                                                                                     (unaudited)
                                    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $    1,660             $   3,408
    Accounts receivable, net of allowance for doubtful accounts
    and sales discounts of $10,042 and $7,711, respectively                              87,794                19,157
    Inventories                                                                          40,498                30,948
    Deferred income taxes                                                                 5,795                 5,795
    Prepaid expenses and other current assets                                             2,300                 2,847
                                                                                     ----------            ----------
           Total current assets                                                         138,047                62,155
PROPERTY, PLANT AND EQUIPMENT, NET                                                        1,948                 2,065
DEFERRED INCOME TAXES                                                                     2,181                 2,181
OTHER ASSETS                                                                              4,376                 4,555
                                                                                     ----------            ----------
                                                                                      $ 146,552              $ 70,956
                                                                                     ==========            ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                    $   43,418            $      770
    Current maturities of obligations under capital leases                                   96                   115
    Accounts payable                                                                     15,965                 5,699
    Accrued expenses                                                                      9,649                 6,612
    Income taxes payable                                                                  9,791                 1,699
                                                                                     ----------            ----------
           Total current liabilities                                                     78,919                14,895
LONG-TERM LIABILITIES                                                                       246                   313
                                                                                     ----------            ----------
           Total liabilities                                                             79,165                15,208
                                                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
       no shares issued and outstanding
    Common stock - $.01 par value; authorized, 20,000,000 shares; 7,166,214 and
       7,120,644 shares issued
       at October 31, 2003 and January 31, 2003, respectively                                72                    71
    Additional paid-in capital                                                           26,340                26,190
    Foreign currency translation adjustments                                                 53                    36
    Retained earnings                                                                    41,892                30,421
                                                                                     ----------            ----------
                                                                                         68,357                56,718
    Less common stock held in treasury - 244,817 shares,
       at cost                                                                             (970)                 (970)
                                                                                     ----------            ----------
                                                                                         67,387                55,748
                                                                                     ----------            ----------
                                                                                      $ 146,552              $ 70,956
                                                                                     ==========            ==========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                      THREE MONTHS ENDED OCTOBER 31,
                                                                      ------------------------------
                                                                                (Unaudited)

                                                                         2003                   2002
                                                                         ----                   ----
Net sales                                                             $ 125,547              $ 102,284
Cost of goods sold                                                       88,208                 74,324
                                                                      ---------              ---------
         Gross profit                                                    37,339                 27,960
Selling, general and administrative expenses                             16,785                 13,181
                                                                      ---------              ---------
         Operating income                                                20,554                 14,779
Interest and financing charges, net                                         583                    853
                                                                      ---------              ---------
         Income before income taxes                                      19,971                 13,926
Income tax expense                                                        8,591                  5,431
                                                                      ---------              ---------
         Net income                                                   $  11,380              $   8,495
                                                                      =========              =========


INCOME PER COMMON SHARE:
    Basic:
    -----
        Net income per common share                                      $ 1.65                  $1.25
                                                                      =========              =========
        Weighted average number of shares outstanding                 6,899,577              6,778,757
                                                                      =========              =========
    Diluted:
    -------
        Net income per common share                                       $1.50                  $1.16
                                                                      =========              =========
        Weighted average number of shares outstanding                 7,571,172              7,292,321
                                                                      =========              =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)


                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                        -----------------------------
                                                                                 (Unaudited)

                                                                        2003                       2002
                                                                        ----                       ----

Net sales                                                            $ 189,558                  $ 154,997
Cost of goods sold                                                     132,184                    115,321
                                                                     ---------                  ---------
         Gross profit                                                   57,374                     39,676
Selling, general and administrative expenses                            36,388                     30,148
                                                                     ---------                  ---------
         Operating income                                               20,986                      9,528
Interest and financing charges, net                                        861                      1,374
                                                                     ---------                  ---------
         Income before income taxes                                     20,125                      8,154
                                                                     ---------                  ---------
Income tax expense                                                       8,654                      3,252
                                                                     ---------                  ---------
         Net income                                                  $  11,471                  $   4,902
                                                                     =========                  =========

INCOME PER COMMON SHARE:
    Basic:
    -----
        Net income  per common share                                     $1.67                      $0.73
                                                                     =========                  =========
        Weighted average number of shares outstanding                6,885,211                  6,732,107
                                                                     =========                  =========
    Diluted:
    -------
        Net income per common share                                      $1.54                      $0.67
                                                                     =========                  =========
        Weighted average number of shares outstanding                7,428,187                  7,350,505
                                                                     =========                  =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  NINE MONTHS ENDED OCTOBER 31,
                                                                                  -----------------------------
                                                                                           (Unaudited)
                                                                                           -----------
                                                                                  2003                     2002
                                                                                  ----                     ----
  Cash flows from operating activities
     Net income                                                                 $  11,471                $  4,902
                                                                               ----------               ---------
     Adjustments to reconcile net income to
       net cash used in operating activities
          Depreciation and amortization                                               960                   1,109
          Deferred income tax                                                          -                       22
          Changes in operating assets and liabilities:
             Accounts receivable                                                  (68,637)                (60,031)
             Inventories                                                           (9,550)                (10,061)
             Income taxes, net                                                      8,092                   2,075
             Prepaid expenses and other current assets                                547                     (93)
             Other assets                                                            (185)                   (178)
             Accounts payable and accrued expenses                                 13,303                  11,856
             Other long term liabilities                                                -                      49
                                                                               ----------               ---------
                                                                                  (55,470)                (55,252)
                                                                               ----------               ---------

             Net cash used in operating activities                                (43,999)                (50,350)
                                                                               ----------               ---------

  Cash flows from investing activities
     Capital expenditures                                                            (479)                   (356)
     Purchase of certain assets of Gloria Gay Coats, LLC                                -                      19
                                                                               ----------               ---------
           Net cash used in investing activities
                                                                                     (479)                   (337)
                                                                               ----------               ---------

  Cash flows from financing activities
      Increase in notes payable, net                                               42,648                  48,929
      Payments for capital lease obligations                                          (86)                    (79)
      Proceeds from exercise of stock options                                         151                     333
                                                                               ----------               ---------
          Net cash provided by financing activities
                                                                                   42,713                  49,183
                                                                               ----------               ---------

  Effect of exchange rate changes on cash and cash equivalents                         17                      -
                                                                               ----------               ---------

        Net decrease in cash and cash equivalents                                  (1,748)                 (1,504)

  Cash and cash equivalents at beginning of period                                  3,408                   2,481
                                                                               ----------               ---------

  Cash and cash equivalents at end of period                                   $    1,660               $     977
                                                                               ==========               =========

  Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                                                $      825               $   1,069
       Income taxes                                                            $      542               $   1,160

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the nine month period ended October 31, 2003 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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


Note 2 - Inventories

Inventories consist of:
                                         OCTOBER 31,              January 31,
                                            2003                     2003
                                            ----                     ----
                                                    (in thousands)

       Finished goods                     $ 33,944                 $ 21,285
       Work-in-process                         815                      208
       Raw materials                         5,739                    9,455
                                          --------                 --------
                                          $ 40,498                 $ 30,948
                                          ========                 ========

Note 3 - Net Income per Common Share

Basic net income per share amounts have been computed using the weighted average number of common shares outstanding during each period. Diluted income per share amounts have been computed using the weighted average number of common shares and the dilutive potential common shares, consisting of stock options, outstanding during the period. Options to acquire an aggregate of approximately 5,000 and 62,000 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 31, 2003 as including them would have been anti-dilutive. Options to acquire an aggregate of approximately 153,000 and 41,000 shares of common stock were not included in the computation of diluted earnings per common share for the three and nine months ended October 31, 2002, as including them would have been anti-dilutive.

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

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                   Three Months ended October 31,       Nine Months ended October 31,
                                                   ------------------------------       -----------------------------
                                                       2003             2002                2003            2002
                                                       ----             ----                ----            ----
                                                               (in thousands, except per share amounts)
  Net income - as reported                           $ 11,380         $ 8,495             $ 11,471         $ 4,902
     Deduct:  Stock-based employee compensation
       expense determined under fair value
       method, net of related tax effects
                                                           78              77                  229             208
                                                    ---------        --------             --------        --------
  Pro forma net income                               $ 11,302         $ 8,418             $ 11,242         $ 4,694
                                                    =========        ========             ========        ========


     Basic income per share - as reported              $ 1.65          $ 1.25               $ 1.67          $ 0.73
     Pro-forma basic income per share                  $ 1.64          $ 1.24               $ 1.63          $ 0.70

     Diluted income per share - as reported            $ 1.50          $ 1.16               $ 1.54          $ 0.67
     Pro-forma diluted income per share                $ 1.49          $ 1.15               $ 1.51          $ 0.64

The effects of applying SFAS 123 on this pro forma disclosure may not be indicative of future results.

Note 5 - Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. There was $42.6 million outstanding at October 31, 2003 and no balance outstanding at January 31, 2003 under this agreement.

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable of approximately $770,000 at October 31, 2003 and January 31, 2003 represent borrowings by PT Balihides under a line of credit with an Indonesian bank. The loan is secured by the property, plant, and equipment of the subsidiary. No other Company entity has guaranteed this loan.

Note 6 - Nonrecurring Charges

In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The year ended January 31, 2003 included charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown.

The components of the nonrecurring charges are as follows:

                                                                      RESERVE
                                     Reserve                         OCTOBER 31,
                                 January 31, 2003      Utilized         2003
                                 ----------------      --------        -------
                                   -----------------(in thousands)-------------

Severance                          $    927            $    846        $   81
Accrued expenses and other              570                 115           455
Professional fees                       420                 420             -
                                     ------              ------        ------

                                    $ 1,917             $ 1,381         $ 536
                                     ======              ======        ======

Note 7 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:

                                                                   THREE MONTHS ENDED OCTOBER 31,
                                                                   ------------------------------
                                                              2003                              2002
                                                              ----                              ----
                                                                        NON-                               Non-
                                                     LICENSED         LICENSED          Licensed         Licensed
                                                     --------         --------          --------         --------
Net sales                                            $ 96,387         $ 29,160          $ 51,681         $ 50,603
Cost of goods sold                                     67,721           20,487            37,041           37,283
                                                     --------         --------          --------         --------
Gross profit                                           28,666            8,673            14,640           13,320
Selling, general and administrative                    13,070            3,715             7,992            5,189
                                                     --------         --------          --------         --------
Operating income                                       15,596            4,958             6,648            8,131
Interest expense, net                                     378              205               466              387
                                                     --------         --------          --------         --------
Income before income taxes                           $ 15,218         $  4,753          $  6,182         $  7,744
                                                     ========         ========          ========         ========


                                                                    NINE MONTHS ENDED OCTOBER 31,
                                                                    -----------------------------
                                                               2003                             2002
                                                               ----                             ----
                                                                        NON-                               Non-
                                                     LICENSED         LICENSED          Licensed         Licensed
                                                     --------         --------          --------         --------
Net sales                                            $146,174         $ 43,384          $ 77,449         $ 77,548
Cost of goods sold                                    101,454           30,730            56,468           58,853
                                                     --------         --------          --------         --------
Gross profit                                           44,720           12,654            20,981           18,695
Selling, general and administrative                    27,730            8,658            17,851           12,297
                                                     --------         --------          --------         --------
Operating income                                       16,990            3,996             3,130            6,398
Interest expense, net                                     543              318               625              749
                                                     --------         --------          --------         --------
Income before income taxes                          $  16,447        $   3,678         $   2,505        $   5,649
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

Results of Operations

Three months ended October 31, 2003 compared to three months ended October 31, 2002

Net sales for the three months ended October 31, 2003 increased 22.7% to $125.5 million from $102.3 million for the same period last year. The increase in net sales during the quarter was attributable to a $44.7 million increase in sales of licensed apparel, partially offset by a $21.4 million decrease in sales of non-licensed apparel. Sales of licensed apparel increased to 76.8% of our net sales in the three months ended October 31, 2003 from 50.5% of our net sales in the comparable period last year. The increase in net sales of licensed apparel was primarily the result of increased sales of our sports apparel ($18.8 million) and sales generated by new licenses ($16.4 million). The decrease in net sales of non-licensed apparel was primarily the result of a decrease in sales of our women's and men's leather outerwear. Net sales of non-licensed apparel was also affected by the loss of approximately $2.8 million of sales to foreign customers that had been directly serviced by our Indonesian facility that we closed in the fourth quarter of fiscal 2003.

Gross profit increased 33.5% to $37.3 million, or 29.7% of net sales, for the three months ended October 31, 2003 compared to $28.0 million, or 27.3% of net sales, for the same period last year. The increase in our gross profit percentage for the three month period ended October 31, 2003 was a result of the higher gross margins for our sports apparel product compared to our other divisions. Commission fee income, substantially all of which is generated in the non-licensed apparel segment, was $2.5 million during the three months ended October 31, 2003 and $2.4 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions. As a result, the gross profit percentage of our non-licensed segment was favorably impacted in the three months ended October 31, 2003 because commission fee income constituted a higher percentage of sales in this year's period compared to last year's period.

Selling, general and administrative expenses for the three months ended October 31, 2003 were $16.8 million compared to $13.2 million in the three months ended October 31, 2002. This increase primarily resulted from increased expenses in connection with the expansion of our sports apparel business. Personnel expenses were $6.0 million, an increase of approximately $1.2 million compared to the same period last year, reflecting an increase in the number of employees to support the higher level of business. Facilities expense rose $1.0 million over the same period last year to $3.2 million as we increased our utilization of outside warehouses to accommodate our higher sales volumes. Our sports apparel products are primarily sold to retailers by outside sales representatives who earn a commission on sales. Sales commissions of $1.4 million for the three month period, primarily from sales of sports apparel, represent an increase of approximately $636,000 compared to the same period last year.

Interest expense and finance charges for the three months ended October 31, 2003 were $583,000 compared to $853,000 in the same period last year. The decrease in interest expense in the three month period resulted primarily from lower average debt levels as a result of carrying less inventory combined with lower interest rates.

Income tax expense was $8.6 million for the three months ended October 31, 2003 compared to $5.4 million in the same period in the prior year. Our effective tax rate was 43% in the three months ended October 31, 2003 compared to 39% for the three month period ended October 31, 2002. The tax rate in the period ended October 31, 2003 reflected increased state and local income taxes.

As a result of the foregoing, for the three months ended October 31, 2003, we had net income of $11.4 million, or $1.50 per diluted share, compared to $8.5 million, or $1.16 per diluted share, for the same period in the prior year.

Nine months ended October 31, 2003 compared to nine months ended October 31,
2002

Net sales for the nine months ended October 31, 2003 increased 22.3% to $189.6 million from $155.0 million for the same period in the prior year. The increase in net sales in the nine month period ended October 31, 2003 was attributable to a $68.7 million increase in sales of licensed apparel partially offset by a $34.2 million decrease in sales of non-licensed apparel. Sales of licensed apparel increased to 77.1% of our net sales in the nine months ended October 31, 2003 from 50.0% of our net sales in the comparable period last year. The increase in the net sales of licensed apparel was primarily the result of increased sales of our sports apparel ($39.6 million) and sales generated by new licenses ($19.3 million). The decrease in net sales of non-licensed apparel was primarily the result of a decrease in sales of our women's and men's leather outerwear. Net sales of non-licensed apparel was also affected by the loss of approximately $4.6 million of sales to foreign customers that had been directly serviced by our Indonesian facility that we closed in the fourth quarter of fiscal 2003.

Gross profit increased 44.6% to $57.4 million, or 30.3% of net sales, for the nine months ended October 31, 2003 compared to $39.7 million, or 25.6% of net sales, for the same period last year. The increase in our gross profit percentage for the nine month period ended October 31, 2003 was a result of higher gross margins from our sports apparel product compared to our other divisions. Commission fee income, substantially all of which is generated in the non-licensed apparel segment, increased to $4.1 million during the nine months ended October 31, 2003 from $3.3 million in the comparable period of the prior year. The gross profit percentage in the nine months ended October 31, 2003 was also favorably impacted by the reversal in the second quarter of fiscal 2004 in the amount of $1.2 million of reserves for chargebacks and future anticipated customer deductions. The gross profit percentage in the nine months ended October 31, 2002 was favorably impacted by the reversal in the second quarter of fiscal 2003 in the amount of $1.1 million in our inventory reserves.

Selling, general and administrative expenses for the nine months ended October 31, 2003 were $36.4 million compared to $30.1 million for the same period last year. This increase primarily resulted from increased expenses in connection with the expansion of our sports apparel business. Personnel expenses were $15.0 million, an increase of approximately $2.1 million compared to the same period last year, reflecting an increase in the number of employees to support the higher level of business. Sales commissions, primarily from sales of sports apparel, were $2.6 million for the nine month period, an increase of approximately $1.7 million compared to the same period last year. The other major component of the increase in selling, general and administrative expenses was a $1.5 million increase in facilities expense as we increased our utilization of outside warehouses to accommodate our increased sales volume.

Interest expense and finance charges for the nine month period ended October 31, 2003 were $861,000 compared to $1.4 million in the same period last year. The decrease in interest expense in the nine month period resulted primarily from lower average debt levels as a result the transition to more third-party sourcing due to the closing of our plant in Indonesia in the fourth quarter last year.

Income tax expense was $8.7 million for the nine months ended October 31, 2003 compared to $3.3 million in the same period last year. Our effective tax rate was 43.0% in the nine month period ended October 31, 2003 compared to 39.9% in the same period last year. The tax rate in the period ended October 31, 2003 reflects increased state and local income taxes.

As a result of the foregoing, for the nine months ended October 31, 2003, we had net income of $11.5 million, or $1.54 per diluted share, compared to $4.9 million, or $0.67 per diluted share, for the same period in the prior year.

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

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.0% as of December 1, 2003) or LIBOR plus 225 basis points (3.4% at December 1, 2003). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were in compliance with all covenants as of October 31, 2003.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2003, there were direct borrowings of $42.6 million and open letters of credit in the amount of approximately $7.4 million compared to direct borrowings of $48.9 million and open letters of credit of approximately $8.5 million as of October 31, 2002. Our reduced borrowings are primarily a result of our positive operating results. In addition, our inventory levels are lower as a result of the transition to more third-party sourcing due to the closing of our plant in Indonesia in the fourth quarter of fiscal 2003, as well as lower finished product inventories resulting from our efforts to produce and receive goods closer to scheduled shipments.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an Indonesian bank. There were notes payable outstanding under this facility of approximately $770,000 as of October 31, 2003 and 2002. The loan is secured by the property, plant, and equipment of the subsidiary. No other G-III entity has guaranteed this loan. In December 2002, we closed the manufacturing facility operated by this subsidiary.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2003 are those that depend most heavily on these judgments and estimates. As of October 31, 2003, there have been no material changes to any of these critical accounting policies.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIE's created prior to January 31, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the effective date of FIN 46 to the first interim or annual period ending after December 31, 2003 for those arrangements entered into prior to February 1, 2003. We do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material changes to the disclosure made with respect to these matters in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a.) EXHIBITS

               31 - Certifications of Chief Executive Officer and Chief
                    Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

               32 - Certifications of Chief Executive Officer and Chief
                    Financial Officer pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   G-III APPAREL GROUP, LTD.
                                                          (Registrant)



Date:    December 15, 2003                            By: /s/ Morris Goldfarb
                                                          -------------------
                                                      Morris Goldfarb
                                                      Chief Executive Officer



Date:    December 15, 2003                            By: /s/ Wayne Miller
                                                          ----------------
                                                      Wayne S. Miller
                                                      Chief Financial Officer