Form 10-K
period 2004-01-31
G III APPAREL GROUP LTD /DE/
filed 2004-04-29
CIK 821002

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004
                                              ----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to___________________

                         Commission file number 0-18183

                            G-III APPAREL GROUP, LTD.
                         -------------------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

                                 Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 31, 2003, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $22,823,782

         Indicate by checkmark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ]   No [X]

         The number of outstanding shares of the registrant's Common Stock as of March 31, 2004 was 7,107,798.

         Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 10, 2004, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.  BUSINESS

         Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. Our Internet address is "www.g-iii.com".


OVERVIEW

         G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our strategy is based upon delivering superior apparel value to the retail consumer through recognizable brands. We distribute our products through a broad mix of retail partners at a variety of price points.

         The sale of licensed products is a key element of our strategy. We have been distributing products under licensed brands for over ten years. We have licenses to produce products under the Kenneth Cole New York, Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York, JNY Jones New York, Sean John, Timberland, Bill Blass, Blassport, and James Dean fashion labels. We are also licensed to produce products containing trademarks of the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Louisville Slugger and many universities located in the United States. During this past year, we expanded our sales of licensed vintage sports apparel with Cooperstown Collection baseball products and Hardwood Classics basketball products.

         Proprietary labels owned by us include "G-III," TM "Siena Studio," TM "Colebrook & Co," TM "JLC," TM "J.L. Colebrook," TM, "Colebrook," TM Colebrook Essentials," TM "Colebrook Classics," TM and our recently launched "Black Rivet" TM label.

         We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment principally includes sales of apparel under our own brands and private label brands owned by retailers, as well as commission fee income received on sales that are financed by and shipped directly to our customers. See Note L to our Consolidated Financial Statements for financial information with respect to these segments.

         We are a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.


PRODUCTS - DEVELOPMENT AND DESIGN

         G-III manufactures and markets a full line of women's and men's apparel at a wide range of retail sales prices. Our product offerings include leather and textile outerwear, raincoats and sportswear. We sell products under licensed brand names, our own brand names and private retail labels.

         G-III's licensed apparel consists of both men's and women's products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Women's licensed apparel includes leather and textile garments that sell at retail prices ranging from $100 for sportswear items to $2,500 for outerwear. Men's licensed apparel consists of leather, textile, and leather/textile combination outerwear that sell at retail prices ranging from $50 for sportswear items to $2,000 for outerwear.

         We work closely with our licensors in creating designs and styles for each licensed brand sold by us. Licensors generally must approve products to be sold under their brand names prior to production by us.

         G-III's proprietary branded apparel also consists of both men's and women's products. The Colebrook, Colebrook Essentials, Colebrook Classics and Black Rivet lines of women's apparel consist of moderately priced women's outerwear and sportswear that typically sell at retail prices from $40 for sportswear items to $250 for outerwear. Products in our men's outerwear lines primarily consisting of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. Siena Studio, our bridge-priced line of women's leather and textile apparel, primarily consists of jackets, skirts and related sportswear separates with retail prices from $100 for skirts to $700 for outerwear.

         We also work with retail chains in developing product lines sold under private labels. We meet frequently with department and chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for the ability to arrange for the manufacture of apparel on a reliable, expeditious and cost-effective basis.

         Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather, and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences in our product offerings. We seek to design products in response to trends in consumer preferences, rather than to attempt to establish market trends and styles.

         Design personnel meet regularly with our sales and merchandising departments, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. Their efforts include extensive research using trend and color services. They present sample items to us along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

MANUFACTURING

         G-III imports its products from independent manufacturers located primarily in China and, to a lesser extent, in South Korea, Eastern Europe, Sri Lanka, Vietnam, India and Mexico. Independent contractors located in the New York City area also manufacture a selected number of leather garments for us. A portion of our wool garments is manufactured in the United States.

         In fiscal 2004, we manufactured approximately 16% of our products at our partially owned factory in Northern China. In addition to the personnel employed directly by the factory, we employed 54 persons who are located at this factory. These employees perform quality control and supervisory functions. Subsequent to our decision in December 2002 to close our Indonesian factory, we arranged for additional production by independent manufacturers to replace the production at that facility.

         We have a branch office in Seoul, South Korea which acts as a liaison between us and various manufacturers. G-III's headquarters provides this liaison office with production orders stating the quantity, quality and types of garments to be produced, and this liaison office negotiates and places orders with one or more manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements. At January 31, 2004, the South Korean office employed 15 persons.

         To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. Similar to the South Korean office, the Hong Kong office acts as a liaison between G-III and the various manufacturers of textile and leather apparel located in China. We utilize our domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities or customers. At January 31, 2004, the Hong Kong office employed 7 persons.

         In connection with the foreign manufacture of our apparel, manufacturers purchase leather skins under our direction. In addition, they purchase necessary "submaterials" (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of garments, samples of the skins or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of products for us in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished apparel at the factory site.

         The manufacture of the substantial majority of our apparel is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All submaterials are also added at this time. Products are inspected throughout this process to insure that the design and quality specifications of the order provided by us are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the garment is labeled and ready for shipment. A final random inspection occurs when the garments are packed for shipment.

         We arrange for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by us require as a condition, among others, of release of funds to the manufacturer that an inspection certificate be signed by our representative. Accordingly, if an order is not filled, the letter of credit is not paid and we do not bear the risk of liability for the goods being manufactured. We assume the risk of loss predominantly on a F.O.B. basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

         As is customary in the apparel industry, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of foreign manufacturers with whom we have developed, or are developing, a relationship is adequate to meet our apparel production requirements for the foreseeable future. We believe that alternative foreign apparel manufacturers are readily available.

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

         A majority of all finished goods manufactured abroad for us are shipped to our New Jersey warehouse and distribution facility or to designated third party facilities for final inspection and allocation and reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost and time considerations.

MARKETING AND DISTRIBUTION

         G-III's products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 3,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from us exceed $1,000,000, to small specialty stores whose annual purchases from us are less than $1,000.

         Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 21.1% of our net sales in fiscal 2002, 20.2% of our net sales in fiscal 2003, and 15.4% of our net sales in fiscal 2004. The loss of this customer, or a significant reduction in purchases by this customer, could have a material adverse affect on our results of operations. No other customer accounted for more than 9% of our net sales during any of these three fiscal years.

         Almost all of our sales are made in the United States. We also market our products in Canada and Europe, which account for less than 1% of our total net sales.

         Along with our foreign offices, our trading company subsidiary, Global International Trading Company, located in Seoul, Korea, assists in providing services to our customers. This office manages a sample room and assists in the procurement of finished garments. As of January 31, 2004, Global International Trading employed 24 persons.

         G-III's products are sold primarily through a direct sales force that consisted of 40 employees as of January 31, 2004. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of products is solely through our New York showroom, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

         Brand name products sold by us pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. Our license agreements generally provide that we are required to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs. We may also be required to spend a specified percentage of net sales of a licensed product on advertising placed by us.

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

         We purchase leather skins for our partially-owned factory in China. The demand for garment-type leather decreased in 2003 as compared to the previous three years, primarily due to fashion trends. However, prices for this type of leather remained at last season's levels or increased slightly due to a reduction in the availability of leather and the decline in value of the dollar against the Euro. We believe that we and our independent manufacturers will be able to purchase a sufficient amount of leather skins to satisfy our production requirements in the fiscal year ending January 31, 2005.

LICENSING

         The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the last several years. We have licenses to produce products under the Kenneth Cole New York and Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York, JNY Jones New York, Sean John, Timberland, Bill Blass, Blassport, and James Dean fashion labels. We are also licensed to produce products containing trademarks of the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Louisville Slugger and many universities located in the United States. During fiscal 2004, we expanded our sales of licensed vintage sports apparel with Cooperstown Collection baseball products and Hardwood Classics basketball products.

         The following table sets forth for each of our principal licenses the date on which the current term ends and the date on which any potential renewal term ends:

                                                    DATE CURRENT                   DATE POTENTIAL
           LICENSE                                   TERM ENDS                   RENEWAL TERM ENDS
-------------------------------------           -----------------                -----------------
Kenneth Cole NY/Reaction Kenneth Cole           December 31, 2004                None
Nine West                                       December 31, 2007                None
Cole Haan                                       December 31, 2007                None
Jones New York/JNY Jones New York               January 31, 2007                 January 31, 2009
Sean John                                       January 31, 2007                 January 31, 2010
Timberland                                      December 31, 2004                None
Bill Blass/Blassport                            January 31, 2006                 January 31, 2009
James Dean                                      December 31, 2006                None
National Football League                        March 31, 2005                   March 31, 2007
National Hockey League                          June 30, 2005                    June 30, 2006
National Basketball Association                 September 30, 2005               None
Major League Baseball                           October 31, 2004                 None
Hardwood Classics                               September 30, 2005               None
Cooperstown Collection                          December 31, 2004                None
Collegiate Licensing Company                    March 31, 2005                   None
Louisville Slugger                              January 31, 2008                 January 31, 2011
United States Tennis Association                December 31, 2004                None


         Under our licensing agreements, we are generally required to achieve minimum net sales of licensed products and pay guaranteed minimum royalties, make specified royalty and advertising payments, usually based on a percentage of net sales of licensed products, and receive prior approval of the licensor as to all elements of a garment prior to production. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license.

         Our ability to extend the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. In addition, other criteria may also impact our ability to renew a license. We cannot be sure that we will be able to renew a license agreement when it expires even if we desire to do so.

         We did not meet the required sales threshold that would have allowed us to renew our license agreement with Kenneth Cole Productions through December 31, 2007. We are currently in discussions with Kenneth Cole Productions in connection with a renewal of this license agreement.

         We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 78.3% of our net sales during fiscal 2004 compared to 52.8% of our net sales in fiscal 2003 and 42.7% of our net sales in fiscal 2002. The significant increase in fiscal 2004 in the percentage of our net sales accounted for by licensed products was the result of increased sales of our licensed sports apparel and a shift in sales to our largest customer from primarily proprietary branded product to primarily licensed product.

SEASONALITY

         Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year and have expanded our offerings of sportswear, net sales in the months of July through November accounted for approximately 74% of our net sales in fiscal 2002, 76% of our net sales in fiscal 2003 and 75% of our net sales in fiscal 2004. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales.

BACKLOG

         A portion of our orders are short-term purchase orders from customers who place orders on an as-needed basis. Information relative to open purchase orders at any date may also be materially affected by, among other things, the timing of the initial showing of apparel to the trade, as well as by the timing of recording of orders and shipments. As a result, we do not believe that disclosure of the amount of our unfilled customer orders at any time is meaningful.

TRADEMARKS

         Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), J.L. Colebrook, JLC, Colebrook & Co., Sienna, 58 Sports (& Design), Ladies First by G-III/Carl Banks, American Classics By Colebrook, Black Rivet & Design [lower diamond], Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], Siena Studio, and Sports 58 (& Design). We have applications for several additional marks pending before the U.S. Patent and Trademark Office.

         We have been granted trademark registration for G-III in France, Canada and the European Union, for J.L. Colebrook in Canada, France, Great Britain, and the European Union, and for J.L.C. (& Design) and JLC (& Design) in Canada. We also have one application pending in Canada and two in Mexico.

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

         We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2004, revenues from the sale of licensed product accounted for 78.3% of our net sales compared to 52.8% of our net sales in fiscal 2003 and 42.7% of our net sales in fiscal 2002.

         We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all elements of a garment prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so.

         We are negotiating the renewal of several of our license agreements, including our license agreements with the National Football League and with Kenneth Cole Productions. We cannot be sure that we will be able to secure renewals of these or other license agreements on terms acceptable to us or at all. The loss of either the NFL or the Kenneth Cole license could have a material adverse effect on our results of operations.

         Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will be successful in this regard. For example, part of our success in fiscal 2004 was a result of increased sales of fashion sports apparel. This trend may not continue into fiscal 2005. As a result, we will need to successfully respond to changing trends in order to avoid an adverse change in our results for fiscal 2005.

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

         The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and sales of our products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions during fiscal 2002 and 2003 caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. This had a material adverse effect on our results of operations.

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

         Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. Because our products are produced abroad, political and/or economic instability in China or elsewhere, could cause substantial disruption in our factory in China and in the business of our foreign manufacturers. This could materially adversely affect our financial condition and results of operations.

         In December 2002, we decided to close our manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. Our results of operations for the fourth quarter and fiscal year ended January 31, 2003 reflected pre-tax charges of $4.1 million in connection with closing this facility.

         The substantial majority of our products are imported from independent foreign manufacturers. Our dependence on independent manufacturers has increased as a result of the closing of our Indonesian manufacturing facility. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of product or demand reduced prices, any of which could have a material adverse effect on our business.

         We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. If there is continued downward pressure on the value of the dollar, our purchase prices for our products could increase. We may not be able to offset an increase in product costs with a price increase to our customers.

         Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported. The quota system established by the World Trade Organization is scheduled to be eliminated on December 31, 2004. We cannot be certain of the impact that this elimination will have on international trade in general and the apparel industry in particular. Part of this uncertainty includes the potential for action by the United States government in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Retaliatory or unilateral action by the United States could disrupt our ability to import apparel and increase our costs.

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

         Fluctuations in the price, availability and quality of leather or other raw materials used by us could have a material adverse effect on our cost of goods sold and ability to meet customer demands. The supply of leather is vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, the outbreak of mad-cow and foot-and-mouth disease in Europe, and its after effects, adversely affected the supply of leather in 2000, 2001 and 2002.

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

         As of March 31, 2004, Morris Goldfarb and Aron Goldfarb beneficially own an aggregate of approximately 51% of our outstanding common stock. As a result, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

EMPLOYEES

         As of January 31, 2004, we had 368 full-time employees, of whom 68 worked in executive, administrative or clerical capacities, 163 worked in design, merchandising and manufacturing, 90 worked in warehouse facilities, and 47 worked in sales. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

         We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 52 full-time employees as of January 31, 2004. This agreement, which is currently in effect through October 31, 2005, automatically renews on an annual basis thereafter unless terminated by us or the Union prior to September 1 of that year.

WEBSITE ACCESS TO REPORTS

         The Company's internet website is http://www.g-iii.com. The Company makes available free of charge on its website (under the heading "About G-III") its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to our executive officers.

                                                                                                 Executive Officer or
                                                                                                 Significant Employee
                 Name                     Age                      Position                              Since
                 ----                     ---                      --------                      --------------------

Morris Goldfarb                           53     Co-Chairman of the Board, Chief Executive               1974
                                                 Officer, Director

Jeanette Nostra-Katz                      51     President                                               1981


Wayne S. Miller                           46     Senior Vice President, Chief Operating and              1998
                                                 Financial Officer, Treasurer and Secretary

Deborah Gaertner                          49     Vice President - Women's Sales Division of              1989
                                                 G-III Leather Fashions

Keith Sutton Jones                        55     Vice President - Foreign Manufacturing of               1989
                                                 G-III Leather Fashions

Neal S. Nackman                           44     Vice President - Finance                                2003

Philip H. Litwinoff                       54     Vice President and Corporate Controller                 2001


         Morris Goldfarb is our Co-Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of us and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Lakes Gaming, Inc.

         Jeanette Nostra-Katz became our President in April 1997. She had been our Executive Vice President since March 1992. Ms. Nostra-Katz's responsibilities for the Company include sales, marketing, public relations, and operations as they relate to sales. We have employed Ms. Nostra-Katz since 1981.

         Wayne S. Miller has been our Chief Financial Officer and Senior Vice President since April 1998. In December 2003, Mr. Miller was appointed Chief Operating Officer. In November 1998, Mr. Miller was elected Secretary and Treasurer. Prior to his joining G-III, Mr. Miller held various senior level positions in the apparel industry.

         Deborah Gaertner is the Vice President - Women's Division of G-III Leather Fashions and has held this position since March 1992. Ms. Gaertner is responsible for sales and marketing of certain of our women's apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

         Keith Sutton-Jones is the Vice President - Foreign Manufacturing of G-III Leather Fashions and has been employed in this capacity since January 1989. His responsibilities include coordinating and controlling all aspects of our Far Eastern sourcing and production.

         Neal S. Nackman has been our Vice President - Finance since December 2003. Prior to joining G-III, Mr. Nackman was a financial consultant with Jefferson Wells International from January 2003 until December 2003. From May 2001 until October 2002, he was Senior Vice President - Controller of Martha Stewart Living Omnimedia, Inc. From May 1999 until May 2001, he was Chief Financial Officer of Perry Ellis International Inc. From August 1995 until May 1999, he was the Vice-President - Finance with Nautica Enterprises, Inc.

         Philip H. Litwinoff has been our Vice President and Corporate Controller since April 2001. He had previously served as our Controller since November 1995.

         Aron Goldfarb, one of our directors, and Morris Goldfarb are father and son, respectively. Carl Katz, one of our directors, and Jeanette Nostra-Katz are married to each other.

ITEM 2.  PROPERTIES

         Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading outerwear apparel buildings in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.2 million. We also lease approximately 4,000 square feet at a current annual rent of $88,000 in an adjoining building at 500 Seventh Avenue for additional design staff.

         Our warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 110,000 square feet. This facility is leased through August 2005 at an annual rent of $643,000. A majority of our finished goods are shipped to the New Jersey distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

         We also lease office space at 345 West 37th Street in New York City. This space is leased from a corporation owned by Morris Goldfarb and Aron Goldfarb. Effective February 1, 2003, we leased one floor in this building, as well as parking spaces and a billboard on top of the building. Aggregate payments under this lease in fiscal 2004 were $230,000. Effective, April 1, 2004, we leased additional space in this building resulting in total leased space in this building of approximately 10,100 square feet. Aggregate payments under the revised lease are expected to be approximately $240,000 in fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET FOR COMMON STOCK

         Our Common Stock is quoted on the Nasdaq National Stock Market under the trading symbol "GIII". The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq Stock Market.


Fiscal 2003                                     High Prices        Low Prices
-----------                                     -----------        ----------
Fiscal Quarter ended April 30, 2002                $ 8.33             $6.25
Fiscal Quarter ended July 31, 2002                 $ 8.49             $5.81
Fiscal Quarter ended October 31, 2002              $ 7.75             $4.49
Fiscal Quarter ended January 31, 2003              $ 7.89             $4.91

Fiscal 2004
-----------
Fiscal Quarter ended April 30, 2003                $ 6.50             $4.62
Fiscal Quarter ended July 31, 2003                 $ 8.25             $5.95
Fiscal Quarter ended October 31, 2003              $12.00             $6.50
Fiscal Quarter ended January 31, 2004              $11.90             $8.42

Fiscal 2005
-----------
Fiscal Quarter ending April 30, 2004               $10.89             $7.21
  (through April 15, 2004)

         The last sales price of our Common Stock as reported by the Nasdaq Stock Market on April 15, 2004 was $8.03 per share.

         On April 15, 2004, there were 57 holders of record and, we believe, approximately 1,000 beneficial owners of our Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below as of and for the years ended January 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements. Our audited financial statements as of January 31, 2000, 2001 and 2002 and for the years ended January 31, 2000 and 2001 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.


                                            (In thousands, except share and per share data)

                                                                               Year Ended January 31,
                                                   ----------------------------------------------------------------------
                                                        2000          2001           2002          2003          2004
                                                        ----          ----           ----          ----          ----
INCOME STATEMENT DATA:
Net sales                                             $149,632      $187,057       $201,426      $202,651      $224,061

Cost of goods sold                                     110,710       136,099        158,160       153,367       162,229
                                                       -------       -------        -------       -------       -------

Gross profit                                            38,922        50,958         43,266        49,284        61,832

Selling, general & administrative expenses              28,145        29,860         35,814        41,551        47,039

Unusual or non-recurring charge                          1,200          (643)                       3,556
                                                       -------       -------        -------       -------       -------

Operating profit                                         9,577        21,741          7,452         4,177        14,793

Interest and financing charges, net                      1,857         2,839          3,577         1,907         1,179
                                                       -------       -------        -------       -------       -------

Income before minority interest and income taxes         7,720        18,902          3,875         2,270        13,614

Minority interest of joint venture                       1,994          (312)
                                                       -------       -------        -------       -------       -------

Income before income taxes                               9,714        18,590          3,875         2,270        13,614

Income taxes                                             3,934         7,436          1,511         1,888         5,238
                                                       -------       -------        -------       -------       -------

Net income                                              $5,780       $11,154         $2,364         $ 382        $8,376
                                                       =======       =======        =======       =======       =======



Basic earnings per share                                $ 0.86       $  1.70         $ 0.35         $0.06        $ 1.21
                                                       =======       =======        =======       =======       =======

Weighted average shares outstanding - basic          6,712,051     6,561,537      6,676,270     6,764,398     6,911,644


Diluted earnings per share                              $ 0.84       $  1.57         $ 0.32         $0.05        $ 1.14
                                                       =======       =======        =======       =======       =======

Weighted average shares outstanding - diluted        6,848,433     7,120,986      7,373,723     7,346,925     7,348,101


                                                                             As of January 31,
                                                         ----------------------------------------------------------
                                                            2000        2001        2002        2003        2004
                                                            ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Working capital                                           $31,066     $41,931     $46,140     $47,260     $57,388
Total assets                                               59,601      71,952      67,701      70,956      80,696
Short-term debt                                             3,427       1,580         906         885         852
Long-term debt, excluding current portion                      64           0         203          88           0
Total stockholders' equity                                 40,944      52,142      54,813      55,748      65,272

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

OVERVIEW

         G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. We sell to approximately 3,000 retail customers, primarily in the United States, including most major department stores, mass merchants, and specialty retail stores. Our largest customer is Wal-Mart Stores, Inc. Sales to two of Wal-Mart's divisions represented approximately 15% of our net sales in fiscal 2004. No other customer represented more than 9% of our net sales in fiscal 2004.

         We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers. See Note L to our Consolidated Financial Statements for financial information with respect to these segments.

         The sale of licensed products has been a key element of our business strategy for many years. We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution and at a variety of price points. As a result, the sale of licensed products accounted for 78.3% of our net sales in fiscal 2004 compared to 52.8% of our net sales in fiscal 2003 and 42.7% of our net sales in fiscal 2002. The significant increase in the percentage of our net sales accounted for by licensed products over the past two years has been primarily the result of an increase in our sales of licensed sports apparel and a shift in fiscal 2004 in sales to our largest customer from primarily proprietary branded product to primarily licensed product.

         Our licensed sports apparel business is comprised of two distinct pieces, our traditional core sports apparel and our fashion and classics sports apparel. Our core sports business is primarily sold at the mass and mid-tier retail level and consists principally of outerwear styles utilizing the names and logos of sports teams from the major professional sports leagues and universities throughout the country. Our fashion and classics business is more broadly distributed including numerous specialty stores. It is composed principally of sportswear and outerwear and is more driven by fashion trends than our core sports business. While sales of fashion and classics sports apparel is expected to be lower in fiscal 2005 than in fiscal 2004, we believe it still represents on ongoing opportunity.

         We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually entering into discussions with licensors regarding new opportunities. We believe that we have expanded our product capability offerings within outerwear fabrications and in sportswear design and development. We also believe that our financial position is a positive factor for licensors when they are choosing a licensee.

         Two recent significant trends are affecting the apparel industry: a desire on the part of retailers to consolidate vendors supplying them and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

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

         Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories and income taxes. In applying these policies, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

         We recognize a sale at the time merchandise is shipped to the customer. We also act as an agent in brokering sales between our customers and overseas factories. On these transactions, we recognize commission fee income on the sales that are financed by and shipped directly to our customers. This income is also recorded at the time the merchandise is shipped. Net sales take into account reserves for returns and allowances. We estimate the amount of reserves and allowances based on current and historical information and trends. Sales are reported net of returns, discounts and allowances. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized.

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

         An allowance for discounts is based on reviews of open invoices where concessions have been extended to customers. Costs associated with allowable deductions for customer advertising expenses are charged to advertising expenses in the selling, general and administrative section of our consolidated statements of income. Costs associated with markdowns and other operational charge backs, net of historical recoveries, are included as a reduction of net sales. All of these are part of the allowances included in accounts receivable. We reserve against known charge backs, as well as for an estimate of potential future deductions by customers. These provisions result from seasonal negotiations with our customers as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

Inventories

         Inventories are stated at lower of cost (determined by the weighted average method, which approximates the first-in, first-out method) or market. We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as fashion product from prior seasons. The market value of distressed inventory is based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders for this type of inventory.

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

RESULTS OF OPERATIONS

         The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

                                                     2002       2003       2004
                                                    -----      -----      -----
Net sales                                           100.0%     100.0%     100.0%
Cost of goods sold                                   78.5       75.7       72.4
                                                    -----      -----      -----
Gross profit                                         21.5       24.3       27.6
Selling, general and administrative expenses         17.8       20.5       21.0
Non-recurring charge                                             1.8
                                                    -----      -----      -----
Operating profit                                      3.7        2.0        6.6
Interest and financing charges, net                   1.8        0.9        0.5
                                                    -----      -----      -----

Income before income taxes                            1.9        1.1        6.1
Income taxes                                          0.7        0.9        2.4
                                                    -----      -----      -----
Net income                                            1.2%       0.2%       3.7%
                                                    =====      =====      =====


Year ended January 31, 2004 ("fiscal 2004") compared to year ended January 31, 2003 ("fiscal 2003")

         Net sales were $224.1 million in fiscal 2004 compared to $202.7 million in fiscal 2003. Net sales of licensed apparel increased to $175.5 million in fiscal 2004 from $106.9 million in fiscal 2003. Sales of licensed apparel constituted 78.3% of our net sales in fiscal 2004 compared to 52.8% of our net sales in fiscal 2003. The increase in sales of licensed apparel was primarily attributable to increased sales of our core and fashion sports apparel and a shift in fiscal 2004 in sales to our largest customer from primarily proprietary branded product to primarily licensed product. Net sales of non-licensed apparel decreased to $48.6 million in fiscal 2004 from $95.7 million in fiscal 2003. The decrease in net sales of non-licensed apparel was primarily due to a decrease in sales of women's and men's leather apparel, primarily as a result of the shift in sales to our largest customer from proprietary branded product to licensed product along with lower sales to this customer.

         Gross profit increased to $61.8 million in fiscal 2004 from $49.3 million in fiscal 2003. Commission fee income, for which there is no related cost of goods sold, was $4.3 million in fiscal 2004 compared to $3.3 million in fiscal 2003. The increase in commission fee income over the prior year was in the non-licensed business segment primarily within women's leather apparel. As a percentage of net sales, gross profit increased to 27.6% in fiscal 2004 compared to 24.3% in fiscal 2003.

         Gross profit for licensed apparel was $48.6 million in fiscal 2004, or 27.7% of net sales of licensed apparel, compared to $28.4 million in fiscal 2003, or 26.6% of net sales of licensed apparel. The increase in the gross profit margin percentage for licensed apparel was due to sales of higher margin sports apparel product. Gross profit for non-licensed apparel was $13.2 million in fiscal 2004, or 27.3% of net sales of non-licensed apparel, compared to $20.9 million in fiscal 2003, or 21.8% of net sales of non-licensed apparel. The increase in gross profit percentage for non-licensed apparel was primarily a result of losses during the prior fiscal year at the Indonesian facility prior to its closedown in December 2002 (approximately $1.3 million), and the portion ($554,000) of the aggregate charges relating to the closedown of the Indonesian subsidiary that was included in cost of goods sold in fiscal 2003. The increase in gross profit percentage for non-licensed apparel also resulted from the increase in commission fee income in fiscal 2004 while net sales of non-licensed apparel decreased.

         Selling, general and administrative expenses increased to $47.0 million, or 21.0% of net sales, in fiscal 2004 from $41.6 million, or 20.5% of net sales, in fiscal 2003. Of this increase, approximately $3.6 million represented increased personnel expenses relating to expansion of our Classics Sports, Cole Haan and Sean John divisions, and increased bonus payments to our officers and employees. In addition, we had increased selling expenses of approximately $2.3 million primarily as a result of commissions paid to independent sales representatives in connection with sales of our Classics Sports apparel and Sean John products, and increased third party shipping costs of approximately $1.3 million as a result of an increase in the number of units required to be shipped, primarily because of increased sales of sports apparel product. These increases were offset, in part, by a reduction in advertising expenses of $938,000 and in bad debts of $504,000.

         Interest and financing charges, net, were $1.2 million in fiscal 2004 compared to $1.9 million in fiscal 2003. This decrease resulted primarily from lower borrowings due to lower inventory levels, as well as due to lower interest rates.

         As a result of the foregoing, we had income before income taxes of $13.6 million in fiscal 2004 compared to income before income taxes of $2.3 million in fiscal 2003.

         Income taxes were $5.2 million in fiscal 2004 compared to $1.9 million in fiscal 2003. Our effective tax rate for fiscal 2004 was 38.5% compared to 83.2% in fiscal 2003. The tax rate in fiscal 2004 reflects the favorable conclusion of Federal and New York State tax audits through the year ended January 31, 2001. The tax rate in fiscal 2003 was significantly higher because we did not take a financial statement tax benefit for some of the charges and expenses relating to the closedown of our Indonesian facility.

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

         Interest and financing charges, net, were $1.9 million in fiscal 2003 compared to $3.6 million in fiscal 2002. This decrease resulted primarily from lower borrowings due to lower inventory levels, as well as due to lower interest rates.

         As a result of the foregoing, we had income before income taxes of $2.3 million in fiscal 2003 compared to income before income taxes of $3.9 million in fiscal 2002.

         Income taxes were $1.9 million in fiscal 2003 compared to $1.5 million in fiscal 2002. Our effective tax rate for fiscal 2003 was 83.2% compared to 39.0% in fiscal 2002. The tax rate in fiscal 2003 was significantly higher because we did not take a financial statement tax benefit for some of the charges and expenses relating to the closedown of our Indonesian facility. The tax rate in fiscal 2002 included benefits from the implementation of a strategic tax plan which reduced our effective state income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary cash requirements are to fund the seasonal buildup in inventories and accounts receivable. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter of each year. The primary source to meet our cash requirements are borrowings under this credit facility and cash generated from operations. Ordinarily, our capital expenditures are not significant. We are in the process of investigating the possible relocation of our warehouse facility. We estimate that, if we decide to relocate our warehouse, this would result in an aggregate of approximately $5.0 million of capital expenditures in fiscal 2005 and/or fiscal 2006. We anticipate that these expenditures would be funded from our credit facility and cash from operations.

         Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit facility with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The balance of the credit line may be used for letters of credit. All amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement.

         Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.0% at April 1, 2004) or LIBOR plus 225 basis points (3.3% at April 1, 2004). The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were in compliance with the financial covenants for the fiscal year ended January 31, 2004.

         The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding (i.e., open letters of credit, bankers acceptances and direct borrowings) under our loan agreement was approximately $82.5 million during fiscal 2002, $80.1 million during fiscal 2003, and $74.7 million during fiscal 2004. As of January 31, 2004, and 2003, there were no direct borrowings and no banker's acceptances outstanding. We had $2.8 million of contingent liability under open letters of credit as of January 31, 2004 compared to $3.7 million as of January 31, 2003.

         PT Balihides, our Indonesian subsidiary, had a separate credit facility with an Indonesian bank. The notes payable under this facility represent borrowings as of January 31, 2004 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. In December 2002, we closed the manufacturing facility operated by this subsidiary. We are in discussions with the bank regarding settlement of this debt.

         We had $12.9 million of cash provided from our operating activities in fiscal 2004 resulting primarily from net income of $8.4 million, a decrease of $2.6 million in inventories, and $1.3 million in non-cash depreciation and amortization expense. We had $1.9 million of cash provided from our operating activities in fiscal 2003 resulting primarily from a decrease of $6.2 million in inventories, an increase of $1.9 million of accounts payable and accrued expenses and $1.5 million in non-cash depreciation and amortization expense, offset by an increase of $9.2 million in accounts receivable. We used $3.8 million of cash in our operating activities in fiscal 2002 primarily because our net income of $2.4 million and a decrease of $5.3 million in inventories was more than offset by a decrease of $5.2 million in accounts payable and accrued expenses, an increase of $2.6 million in accounts receivable and an increase of $2.4 million in the deferred income tax benefit.

         We utilized $693,000 of cash in investing activities during fiscal 2004 to pay for capital expenditures. We utilized $1.2 million of cash in investing activities during fiscal 2003 to pay an earn-out of $720,000 in connection with the acquisition of certain assets of Gloria Gay, and $443,000 of capital expenditures. We utilized $2.7 million of cash in investing activities during fiscal 2002 primarily to pay an earn-out of $1.5 million in connection with the acquisition of certain assets of Gloria Gay and for capital expenditures of $1.2 million. Historically, our business has not required significant capital expenditures. Capital expenditures were used primarily for new computer software, additional computer upgrades, leasehold improvements, and furniture, fixtures and equipment.

         We had $493,000 of cash provided by financing activities in fiscal 2004 primarily due to $609,000 received in connection with the exercise of stock options, partially offset by $116,000 in payments of capital lease obligations. We had $249,000 of cash provided by financing activities in fiscal 2003 primarily due to $385,000 received in connection with the exercise of stock options, partially offset by $106,000 in payments of capital lease obligations. We used $323,000 of cash in during fiscal 2002 primarily due to a $700,000 decrease in notes payable offset in part by a net increase of $229,000 in capital lease obligations and $148,000 received from the exercise of stock options.

         We believe that our cash on hand and cash generated by operations, together with the funds available under our loan agreement, will be sufficient to meet our capital and operating requirements through fiscal 2005. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB deferred the effective date of FIN 46 for certain variable interest entities (i.e. non-special purpose entities) until the first interim or annual period ending March 31, 2004. The partial adoption of the provisions of FIN 46 did not have a material effect on our consolidated results of operations or financial position for the year ended January 31, 2004 and we do not expect that the full adoption of the provisions of FIN 46 will have a material effect on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 had no impact on our results of operations or our financial position.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any "off-balance sheet arrangements" as such term is defined in Item 303 of Regulation S-K of the SEC rules.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

         As of January 31, 2004, our contractual obligations were as follows (in thousands):


                                                                         Payments Due By Period
                                                                         ----------------------
Contractual Obligations                                          Less than          1-3           3-5    More than 5
-----------------------                           Total           1 year           years         years      years
                                                 -------          -------         -------       ------      ------
Long-Term Debt Obligations (1)                   $   770          $   770

Capital Lease Obligations                             90               85         $     5

Operating Lease Obligations                       11,584            2,353           3,168       $2,844      $3,219

Minimum royalty payments (2)                      22,620           11,013          11,542           65

Purchase obligations (3)                           2,828            2,828
                                                 -------          -------         -------       ------      ------
Total                                            $37,892          $17,049         $14,715       $2,909      $3,219
                                                 =======          =======         =======       ======      ======

(1) Includes notes payable by PT Balihides (an Indonesian subsidiary) and represents maximum borrowings under a previously existing line of credit. No other G-III entity has guaranteed this loan.

(2) Includes obligations to pay minimum scheduled royalty and advertising payments under various license agreements.

(3) Includes outstanding letters of credit, which represent inventory purchase commitments which typically mature in less than six months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND FOREIGN EXCHANGE

         Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We negotiate our purchase orders with foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products. During this past year we were able to offset some of the weakness in the dollar by shifting our sourcing to other more favorable locations. We may not always be able to accomplish this in the future.

         We believe that inflation has not had a material effect on our costs and net revenues during the past three years.

INTEREST RATE EXPOSURE

         We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


ITEM 9A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We have adopted a Code of Ethics meeting the requirements of Item 406 of Regulation S-K. The Code of Ethics applies to all of the members of our Board of Directors and all of our employees, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website at www.g-iii.com under the heading "About G-III".

         The information contained under the heading "Proposal No. 1 - Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") relating to our Annual Meeting of Stockholders to be held on or about June 10, 2004, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see "Business-Executive Officers of the Registrant" in Item 1 above of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in our Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2004 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

                  The following table provides information as of January 31, 2004, the last day of fiscal 2004, regarding securities issued under the Company's equity compensation plans that were in effect during fiscal 2004.



                                                               WEIGHTED AVERAGE      NUMBER OF SECURITIES REMAINING
                                NUMBER OF SECURITIES TO BE    EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        OUTSTANDING            UNDER EQUITY COMPENSATION
                                   OUTSTANDING OPTIONS,       OPTIONS, WARRANTS        PLANS (EXCLUDING SECURITIES
        PLAN CATEGORY               WARRANTS AND RIGHTS           AND RIGHTS             REFLECTED IN COLUMN (A)
                                    -------------------           ----------             -----------------------
Equity compensation plans                1,007,749                  $4.60                        433,100
approved by stockholders

Equity compensation plans not
approved by stockholders
                                            N/A                      N/A                           N/A
                                         ---------                  -----                        -------
           Total                         1,007,749                  $4.60                        433,100
                                         =========                  =====                        =======



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information contained under the heading "Principal Accountant Fees and Services" in our Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.          Financial Statements.

          2.          Financial Statement Schedules.

                      The Financial Statements and Financial Statement Schedules are listed in the accompanying index to consolidated financial statements beginning on page F-1 of this report. All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are not applicable and therefore have been omitted.

          3.          Exhibits:

          3.1         Certificate of Incorporation.1

          3.2         By-Laws, as amended, of G-III Apparel Group, Ltd. (the
                      "Company").6

          10.1 Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.4

          10.1(a) Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.8

          10.3 Sixth Amended and Restated Loan Agreement, dated April 29, 2002, by and among G-III Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet Bank, N.A. ("Fleet Bank"), as Agent.10

          10.3(a) Amendment No. 1 and Waiver to Sixth Amended and Restated Loan Agreement, dated March 18, 2003, by and among G-III, the Banks and Fleet Bank.11

          10.3(b) Amendment No. 2 and Waiver to Sixth Amended and Restated Loan Agreement, dated December 1, 2003, by and among G-III, the Banks and Fleet Bank.

          10.3(c) Amendment No. 3 and Waiver to Sixth Amended and Restated Loan Agreement, dated March 12, 2004, by and among G-III, the Banks and Fleet Bank.

          10.6 Lease, dated September 21, 1993, between Hartz Mountain Associates and the Company.3

          10.6(a) Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and the Company.9

          10.6(b) Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and the Company.

          10.7 Lease, dated June 1, 1993, between 512 Seventh Avenue Associates ("512") and the Company.4

          10.7(a) Lease amendment, dated July 1, 2000, between 512 and the Company.9

          10.8        Lease, dated January 31, 1994, between 512 and the
                      Company.5

          10.8(a) Lease amendment, dated July 1, 2000, between 512 and the Company.9

          10.10 G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.4

          10.11 G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee Directors.2

          10.12 G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.

          10.13 Letter Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.7

          10.14 G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended.

          10.15 Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.12

          10.16 Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.12

          10.17 First Amendment of Lease Agreement dated April 1, 2004 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.

          21          Subsidiaries of the Company.

          23          Consent of Ernst & Young LLP, dated April 26, 2004.

          31 .1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

          31 .2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

          32.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

          32.2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the year ended January 31, 2004.


     (b)  Reports on Form 8-K:

          None.

------------------

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

7/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

8/ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

9/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, which exhibit is incorporated herein by reference.

10/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January

         31, 2002, which exhibit is incorporated herein by reference.

11/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, which exhibit is incorporated herein by reference.

12/ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. We will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder therefore. All such requests should be directed to G-III Apparel Group, Ltd., 512 Seventh Avenue, 35th floor, New York, New York 10018,
Attention: Mr. Wayne S. Miller, Secretary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            G-III APPAREL GROUP, LTD.


                                            By  /s/ Morris Goldfarb
                                                -------------------
                                                Morris Goldfarb,
                                                Chief Executive Officer
April 29, 2004

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

             SIGNATURE                                        TITLE                                   DATE
             ---------                                        -----                                   ----

/s/ Morris Goldfarb
----------------------------------   Director, Co-Chairman of the Board and Chief Executive   April 29, 2004
Morris Goldfarb                      Officer (principal executive officer)

/s/ Wayne Miller
----------------------------------   Senior Vice President and Chief Financial and            April 29, 2004
Wayne S. Miller                      Operating Officer (principal financial and accounting
                                     officer)

/s/ Aron Goldfarb
----------------------------------   Director and Co-Chairman of the Board                    April 29, 2004
Aron Goldfarb


/s/ Thomas J. Brosig
----------------------------------   Director                                                 April 29, 2004
Thomas J. Brosig


/s/ Alan Feller
----------------------------------   Director                                                 April 29, 2004
Alan Feller


/s/ Carl Katz
----------------------------------   Director                                                 April 29, 2004
Carl Katz


/s/ Willem van Bokhorst
----------------------------------   Director                                                 April 29, 2004
Willem van Bokhorst


----------------------------------   Director
Richard White


----------------------------------   Director
George J. Winchell

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 15(A))


                                                                                           Page
                                                                                           ----
Report of Independent Auditors                                                             F-2

Financial Statements

      Consolidated Balance Sheets - January 31, 2004 and 2003                              F-3

      Consolidated Statements of Income - Years Ended
           January 31, 2004, 2003, and 2002                                                F-4

      Consolidated Statements of Stockholders' Equity - Years
           Ended January 31, 2004, 2003, and 2002                                          F-5

      Consolidated Statements of Cash Flows - Years Ended
           January 31, 2004, 2003, and 2002                                                F-6

      Notes to Consolidated Financial Statements                                           F-8


Financial Statement Schedule

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

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of G-III APPAREL GROUP, LTD.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ ERNST & YOUNG LLP

New York, New York
March 18, 2004

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,
               (in thousands, except share and per share amounts)

                                    ASSETS                                             2004         2003
                                                                                     --------      --------
CURRENT ASSETS
     Cash and cash equivalents                                                       $ 16,072      $  3,408
     Accounts receivable, net of allowance for doubtful accounts
       and sales discounts of $8,922 and $7,711, respectively                          19,304        19,157
     Inventories, net                                                                  28,361        30,948
     Deferred income taxes                                                              5,895         5,795
     Prepaid expenses and other current assets                                          2,928         2,847
                                                                                     --------      --------
               Total current assets                                                    72,560        62,155
PROPERTY, PLANT AND EQUIPMENT, NET                                                      1,969         2,065
DEFERRED INCOME TAXES                                                                   1,940         2,181
OTHER ASSETS                                                                            4,227         4,555
                                                                                     --------      --------
                                                                                     $ 80,696      $ 70,956
                                                                                     ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                   $    770      $    770
     Current maturities of obligations under capital leases                                82           115
     Income taxes payable                                                               1,659         1,699
     Accounts payable                                                                   6,155         5,699
     Accrued expenses                                                                   6,506         6,612
                                                                                     --------      --------
               Total current liabilities                                               15,172        14,895
                                                                                     --------      --------
LONG-TERM LIABILITIES                                                                     252           313
                                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock; 1,000,000 shares authorized; no shares
         issued and outstanding in all periods
     Common stock - $.01 par value; authorized, 20,000,000 shares; 7,347,815 and
         7,120,644 shares issued
         at January 31, 2004 and 2003, respectively                                        73            71
     Additional paid-in capital                                                        27,325        26,190
     Accumulated other comprehensive income                                                47            36
     Retained earnings                                                                 38,797        30,421
                                                                                     --------      --------
                                                                                       66,242        56,718
     Less common stock held in treasury - 244,817 shares,
          at cost, at January 31, 2004 and 2003                                          (970)         (970)
                                                                                     --------      --------
                                                                                       65,272        55,748
                                                                                     --------      --------
                                                                                     $ 80,696      $ 70,956
                                                                                     ========      ========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)




                                                                   Year ended January 31,
                                                             ----------------------------------
                                                               2004         2003         2002
                                                             --------     --------     --------
Net sales                                                    $224,061     $202,651     $201,426

Cost of goods sold                                            162,229      153,367      158,160
                                                             --------     --------     --------

            Gross profit                                       61,832       49,284       43,266

Selling, general and administrative expenses                   47,039       41,551       35,814

Non-recurring charge                                                         3,556
                                                             --------     --------     --------

            Operating profit                                   14,793        4,177        7,452

Interest and financing charges, net                             1,179        1,907        3,577
                                                             --------     --------     --------

            Income before income taxes                         13,614        2,270        3,875

Income tax expense                                              5,238        1,888        1,511
                                                             --------     --------     --------

            NET INCOME                                       $  8,376     $    382     $  2,364
                                                             ========     ========     ========



INCOME PER COMMON SHARE:

     Basic:
           Net income per common share                       $   1.21     $    .06     $    .35
                                                             ========     ========     ========

           Weighted average number of shares outstanding        6,912        6,764        6,676
                                                             ========     ========     ========

     Diluted:

           Net income per common share                       $   1.14     $    .05     $    .32
                                                             ========     ========     ========

           Weighted average number of shares outstanding        7,348        7,347        7,374
                                                             ========     ========     ========




The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended January 31, 2004, 2003, and 2002
                      (in thousands, except share amounts)





                                                                      Accumulated                 Common
                                                        Additional      other                      stock
                                             Common       paid-in    comprehensive   Retained     held in
                                              stock       capital       income       earnings     Treasury       Total
                                              -----       -------       ------       --------     --------       -----
Balance as of January 31, 2001              $     69      $ 25,295      $     73     $ 27,675     $   (970)     $ 52,142

Employee stock options exercised                               148                                                   148
Tax benefit from exercise of options                           138                                                   138
Foreign currency translation adjustment                                       21                                      21
Net income for the year                                                                 2,364                      2,364
                                            --------      --------      --------     --------     --------      --------

Balance as of January 31, 2002                    69        25,581            94       30,039         (970)       54,813

Employee stock options exercised                   2           383                                                   385
Tax benefit from exercise of options                           226                                                   226
Foreign currency translation adjustment                                      (58)                                    (58)
Net income for the year                                                                   382                        382
                                            --------      --------      --------     --------     --------      --------

Balance as of January 31, 2003                    71        26,190            36       30,421         (970)       55,748

Employee stock options exercised                   2           607                                                   609
Tax benefit from exercise of options                           528                                                   528
Foreign currency translation adjustment                                       11                                      11
Net income for the year                                                                 8,376                      8,376
                                            --------      --------      --------     --------     --------      --------

BALANCE AS OF JANUARY 31, 2004              $     73      $ 27,325      $     47     $ 38,797     $   (970)     $ 65,272
                                            ========      ========      ========     ========     ========      ========



The accompanying notes are an integral part of this statement.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Year ended January 31,
                                                                    ------------------------------------
                                                                      2004          2003          2002
                                                                    --------      --------      --------

Cash flows from operating activities
     Net income                                                     $  8,376      $    382      $  2,364
                                                                    --------      --------      --------
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities
           Depreciation and amortization                               1,275         1,489         1,216
           Write off property plant and equipment of closed
               subsidiary                                                              268
           Write off goodwill relating to closed subsidiary                             61
           Deferred income tax expense (benefit)                         141          (736)       (2,351)
           Changes in operating assets and liabilities
               Accounts receivable                                      (147)       (9,235)       (2,636)
               Inventories                                             2,587         6,224         5,278
               Income taxes payable                                      (40)          581        (1,194)
               Tax benefit from exercise of options                      528           226           138
               Prepaid expenses and other current assets                 (81)          902        (1,268)
               Other assets                                             (158)         (138)          (80)
               Accounts payable and accrued expenses                     350         1,865        (5,179)
               Long-term liabilities                                      22            10           (78)
                                                                    --------      --------      --------

                                                                       4,477         1,517        (6,154)
                                                                    --------      --------      --------

            Net cash provided by (used in) operating activities       12,853         1,899        (3,790)
                                                                    --------      --------      --------

Cash flows from investing activities
     Capital expenditures                                               (693)         (443)       (1,167)
     Capital dispositions                                                                             32
     Purchase of certain assets of Gloria Gay Coats, LLC                              (720)       (1,523)
                                                                    --------      --------      --------

            Net cash used in investing activities                       (693)       (1,163)       (2,658)
                                                                    --------      --------      --------

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                                 (in thousands)



                                                                                          Year ended January 31,
                                                                                 ------------------------------------
                                                                                   2004          2003          2002
                                                                                 --------      --------      --------
Cash flows from financing activities
     Decrease in notes payable, net                                                            $    (30)     $   (700)
     Proceeds from capital lease obligations                                                                      381
     Payments for capital lease obligations                                      $   (116)         (106)         (152)
     Proceeds from exercise of stock options                                          609           385           148
                                                                                 --------      --------      --------

         Net cash provided by (used in) financing activities                          493           249          (323)
                                                                                 --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents                           11           (58)           21
                                                                                 --------      --------      --------

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                                 12,664           927        (6,750)

Cash and cash equivalents at beginning of year                                      3,408         2,481         9,231
                                                                                 --------      --------      --------

Cash and cash equivalents at end of year                                         $ 16,072      $  3,408      $  2,481
                                                                                 ========      ========      ========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
         Interest                                                                $  1,381      $  1,645      $  3,235
         Income taxes                                                            $  4,598      $  1,779      $  3,488


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.   Business Activity and Principles of Consolidation

         As used in these financial statements, the term "Company" or "G-III" refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of outerwear and sportswear apparel which is sold to retailers primarily throughout the United States.

         The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

         References to fiscal years refer to the year ended or ending on January 31 of that year.

    2.   Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company has in excess of $100,000 in one financial institution.

    3.   Revenue Recognition

         The Company recognizes sales when merchandise is shipped to the customer. In addition, the Company acts as an agent in brokering sales between its customers and overseas factories. On these transactions, the Company recognizes commission fee income on the sales that are financed by and shipped directly to its customers. This income is recorded at the time the merchandise is shipped from the overseas factory to the customer.

    4.   Returns and Allowances

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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    5.   Inventories

         Inventories are stated at the lower of cost (determined by the weighted average method, which approximates the first-in, first-out method) or market.


    6.   Intangibles

         In January 2001, the Company purchased the operations and certain assets of Gloria Gay Coats, LLC for $3.4 million. Approximately $1.1 million of the purchase price was allocated to a license agreement acquired in connection with this transaction. The Company was also contractually obligated to make certain contingent payments if the division reached certain performance criteria in each of the two years ending January 31, 2003. Pursuant to the purchase agreement, additional payments of $720,000 and $1.5 million were paid or accrued as of January 31, 2003 and 2002, respectively. These additional payments were also allocated to the license agreement. The $2.4 million aggregate net intangible is included in other assets on the balance sheet and is being amortized using the straight-line method through 2009, the expected life of this license.


    7.   Depreciation and Amortization

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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    8.   Impairment of Long-Lived Assets

         In accordance with SFAS 144, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.


    9.   Income Taxes

         Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.



    10.  Joint Venture

         The Company has a joint venture with a Chinese entity principally to operate a factory located in the People's Republic of China. The Company invested $542,000 to obtain a 39% interest in the joint venture company. The joint venture company has an initial term expiring in fiscal 2015. The Company accounts for the joint venture operations, which are not material, using the equity method of accounting. The investment balance of $1.2 million at January 31, 2004 and 2003 is included in Other Assets.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    11.  Net Income Per Common Share

         Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share amounts have been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period. Options to acquire an aggregate of approximately 54,000, 45,000 and 6,000 shares of common stock were not included in the computation of diluted income per common share for the years ended January 31, 2004, 2003 and 2002, respectively as including them would have been anti-dilutive.

         A reconciliation between basic and diluted income per share is as follows:

                                                Year ended January 31,
                                              ----------------------------
                                               2004       2003       2002
                                              ------     ------     ------
                                        (in thousands, except per share amounts)

        Net income                            $8,376     $  382     $2,364
                                              ======     ======     ======

        Basic EPS:
             Basic common shares               6,912      6,764      6,676
                                              ======     ======     ======

             Basic EPS                        $ 1.21     $ 0.06     $ 0.35
                                              ======     ======     ======

        Diluted EPS:
             Basic common shares               6,912      6,764      6,676
             Plus impact of stock options        436        583        698
                                              ------     ------     ------

             Diluted common shares             7,348      7,347      7,374
                                              ======     ======     ======

             Diluted EPS                      $ 1.14     $ 0.05     $ 0.32
                                              ======     ======     ======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



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

         Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                             Year ended January 31,
                                                        --------------------------------
                                                         2004         2003         2002
                                                        ------        ----        ------
                                                     (in thousands, except per share amounts)
Net income - as reported                                $8,376        $382        $2,364
Deduct:  Stock-based employee compensation
     expense determined under fair value method,
     net of related tax effects                            310         297           335
                                                        ------        ----        ------
Pro forma net income                                    $8,066         $85        $2,029
                                                        ======        ====        ======


Earnings per share:
     Basic - as reported                                 $1.21        $.06          $.35
     Basic - adjusted                                    $1.17        $.01          $.30

     Diluted  - as reported                              $1.14        $.05          $.32
     Diluted  - adjusted                                 $1.10        $.01          $.28

The effects of applying SFAS No. 123 on this pro forma disclosure may not be indicative of future results.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    13.  Advertising Costs

         The Company expenses advertising costs as incurred. Advertising costs charged to expense were $4.6 million, $5.5 million, and $4.5 million, in fiscal 2004, 2003, and 2002, respectively.

    14.  Shipping and Handling Costs

         Shipping and handling costs are included as a component of Selling, general & administrative expenses in the Consolidated Statements of Income and are not material.

    15.  Use of Estimates

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

    16.  Fair Value of Financial Instruments

         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of such investments.

    17.  Foreign Currency Translation

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

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    18.  Effects of Recently Issued Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB deferred the effective date of FIN 46 for certain variable interest entities (i.e. non-special purpose entities) until the first interim or annual period ending March 31, 2004. The partial adoption of the provisions of FIN 46 did not have a material effect on our consolidated results of operations or financial position for the year ended January 31, 2004 and we do not expect that the full adoption of the provisions of FIN 46 will have a material effect on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 had no impact on our results of operations or our financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 had no impact on our results of operations or our financial position.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE B - INVENTORIES

      Inventories consist of:

                                                           January 31,
                                                       -------------------
                                                        2004         2003
                                                       -------     -------
                                                       -----(000's)-------

            Finished goods                             $21,777     $21,285
            Work-in-process                                125         208
            Raw materials                                6,459       9,455
                                                       -------     -------

                                                       $28,361     $30,948
                                                       =======     =======

            Raw materials of $6.1 million and $8.7 million were maintained in China at January 31, 2004 and January 31, 2003, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost consist of:

                                                                               January 31,
                                                                           -------------------
                                                                            2004        2003
                                                                           -------     -------
                                                                           -----(000's)-------

Machinery and equipment                                                    $ 1,536     $ 1,498
Leasehold improvements                                                       5,458       5,166
Furniture and fixtures                                                       1,436       1,408
Computer equipment                                                           5,837       5,514
Land and building                                                              969         969
Property under capital leases (Note G)
     Computer equipment                                                        180         180
     Leasehold improvements                                                    200         200
                                                                           -------     -------
                                                                            15,616      14,935
Less accumulated depreciation and amortization (including $233,000 and
     $138,000 on property under capital leases at January 31, 2004 and
     2003, respectively)                                                    13,647      12,870
                                                                           -------     -------

                                                                           $ 1,969     $ 2,065
                                                                           =======     =======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE D - NOTES PAYABLE

         Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a previously existing line of credit of $770,000 with an Indonesian bank, as of January 31, 2004 and 2003. The loan is collateralized by the property, plant, and equipment of the subsidiary and is not the obligation of any G-III entity other than PT Balihides.

         The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was no loan balance outstanding at either January 31, 2004 or 2003 under this agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement.

         All borrowings under the agreement bear interest at the option of the Company at either the prevailing prime rate (4.0% at April 1, 2004) or LIBOR plus 225 basis points (3.3% at April 1, 2004) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and prohibits the payment of cash dividends.

         The weighted average interest rates for amounts borrowed under the domestic loan agreement and the PT Balihides notes were 3.5% and 4.4% for the years ended January 31, 2004 and 2003, respectively.

         At January 31, 2004 and 2003, the Company was contingently liable under letters of credit in the amount of approximately $2.8 million and $3.7 million, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE E - NON-RECURRING CHARGE

      The Non-recurring charge is included in "Accrued expenses" on the Consolidated Balance Sheet. The status of the components of the Non-recurring charge was:

                                                               Reserve at                   RESERVE AT
                                      Initial   Utilized       January 31,    Utilized in   JANUARY 31,
                                      Charge    Fiscal 2003     2003          Fiscal 2004     2004
                                      ------    -----------    -----------    -----------   ---------
                                      ----------------------------(000's)-----------------------------

Severance                              $2,050     $1,123        $  927        $  846        $   81
Accrued expenses and other              1,040        470           570           139           431
Professional fees                         435         15           420           420          --
Net write-off of Indonesian assets        385        385          --            --            --
Inventory valuation impairment            200        200          --            --            --
                                       ------     ------        ------        ------        ------
                                       $4,110     $2,193        $1,917        $1,405        $  512
                                       ======     ======        ======        ======        ======


         In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The fiscal quarter and year ended January 31, 2003 included charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown. In the Company's Consolidated Statements of Income for that year, $3.6 million of these charges are included in "Non-recurring charge" and $554,000 of these charges are included in "Cost of goods sold".

         Based on current estimates, management believes that existing accruals are adequate.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002


NOTE F - INCOME TAXES

      The income tax provision is comprised of the following:

                                          Year ended January 31,
                                      --------------------------------
                                        2004       2003         2002
                                      -------     -------      -------
                                      ------------(000's)-------------

Current
     Federal                          $ 3,971     $ 1,402      $ 3,127
     State and city                     1,104         462          519
     Foreign                               22         760          216
                                      -------     -------      -------

                                        5,097       2,624        3,862

Deferred tax expense (benefit)            141        (736)      (2,351)
                                      -------     -------      -------

                                      $ 5,238     $ 1,888      $ 1,511
                                      =======     =======      =======

Income (loss) before income taxes
      United States                   $13,464     $ 2,691      $ 3,216
      Non-United States                   150        (421)         659


The significant components of the Company's deferred tax asset at January 31, 2004 and 2003 are summarized as follows:

                                                  2004       2003
                                                 ------     ------
                                               -------(000's)------

Supplemental employee retirement plan            $  118     $  117
Officer bonus                                       340         63
Provision for bad debts and sales allowances      3,078      2,716
Depreciation and amortization                     1,472      1,755
Inventory write-downs                             1,110        748
Advertising allowance                               490        568
Sales return accrual                                551        758
Straight-line lease                                 314        297
Accrued non-recurring charges                        20        702
Other                                               342        252
                                                 ------     ------
                                                 $7,835     $7,976
                                                 ======     ======

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE F - INCOME TAXES (CONTINUED)

      The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                               YEAR ENDED            YEAR ENDED               YEAR ENDED
                                                            JANUARY 31, 2004       JANUARY 31, 2003        JANUARY 31, 2002
                                                          --------------------    --------------------    --------------------
                                                                       PERCENT                 PERCENT                 PERCENT
                                                                         OF                      OF                      OF
                                                            AMOUNT     INCOME       AMOUNT     INCOME       AMOUNT     INCOME
                                                          ---------    -------    ---------    -------    ---------    -------
                                                           (000'S)                 (000'S)                 (000'S)
Provision for Federal income taxes at
   the statutory rate                                      $ 4,765      35.0%      $   794       35.0%     $ 1,356      35.0%
State and city income taxes,
   net of Federal income tax benefit                           738       5.4           218        9.6           33        .9
Effect of foreign taxable operations                           (31)     (0.2)          827       36.4           42       1.1
Effect of permanent differences resulting in
    Federal taxable income                                      18        .1            51        2.2           45       1.2
Other, net                                                    (252)     (1.8)           (2)       --            35        .8
                                                           -------      ----       -------       ----      -------      ----

Actual provision for income taxes                          $ 5,238      38.5%      $ 1,888       83.2%     $ 1,511      39.0%
                                                           =======      ====       =======       ====      =======      ====


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1.9 million at January 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE G - COMMITMENTS AND CONTINGENCIES

      The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

      In addition, certain equipment leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum rental payments for operating leases having noncancellable lease periods in excess of one year and future minimum lease payments under capital leases at January 31, 2004:

         (in thousands)                               Operating    Capital
                                                       Leases       Leases
                                                      ---------    -------
         Year ending January 31,
               2005                                 $  2,353     $   85
               2006                                    1,831          5
               2007                                    1,337          -
               2008                                    1,408          -
               2009                                    1,436          -
               Thereafter                              3,219          -
                                                    --------     ------
         Net minimum lease payments                 $ 11,584         90
                                                    ========
         Less amount representing interest                            3
                                                                 ------
         Present values of minimum lease payments                $   87
                                                                 ======

         Current portion                                         $   82
         Noncurrent portion                                           5
                                                                 ------
                                                                 $   87
                                                                 ======

      Rent expense on the above operating leases (including the lease with 345 West - see Note J) for the years ended January 31, 2004, 2003, and 2002 was approximately $2,404,000, $2,246,000, and $2,114,000, respectively, net of sublease income of $190,000, and $196,000, for the years ended January 31, 2003 and 2002, respectively. There was no sublease income during the year ended January 31, 2004.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $15,336,000, $8,982,000, and $6,855,000, for the years ended January 31,
      2004, 2003, and 2002, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

         Year ending January 31,                Amount
         ----------------------                 ------

               2005                         $ 11,013,000
               2006                            6,128,000
               2007                            5,414,000
               2008                               65,000
                                            ------------

                                            $ 22,620,000
                                            ============

      The Company has an employment agreement with its chief executive officer which expires on January 31, 2007. The agreement provides for a base salary and bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE H - STOCKHOLDERS' EQUITY

      The bank agreement prohibits the payment of cash dividends without consent.

      Stock Options

      The Company's stock plans authorize the granting of 2,180,000 options to executive and key employees and 181,500 to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

      The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $4.99, $4.21, and $5.25 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. Such valuation calculation may not be representative of the future effects of applying SFAS 123. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2004, 2003, and 2002, respectively:

                                                            2004               2003           2002
                                                          --------           --------        -------

           Expected stock price volatility                65.4%               61.3%          65.9%
           Expected lives of options
                Directors and officers                     7 YEARS             7 years        7 years
                Employees                                  6 YEARS             6 years        6 years
           Risk-free interest rate                         3.2%                3.6%           4.9%
           Expected dividend yield                         0%                  0%             0%

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

      Information regarding all options for 2004, 2003, and 2002 is as follows:

                                        2004                                2003                                  2002
                             -----------------------------     -----------------------------         -------------------------------
                                               Weighted                           Weighted                               Weighted
                                                average                            average                                average
                                               exercise                           exercise                               exercise
                              Shares             price           Shares             price              Shares              price
                             ---------        -----------      ----------        -----------         -----------       -------------
 Options outstanding at
    beginning of year        1,240,020           $4.17          1,182,650           $3.33              1,243,250           $3.23

 Exercised                    (227,171)          $2.68           (176,598)          $2.18                (65,900)          $2.25
 Granted                        59,000           $7.94            240,000           $6.88                 11,000           $7.82
 Cancelled or forfeited        (14,100)          $6.48             (6,032)          $4.61                 (5,700)          $4.31
                             ----------                        -----------                           ------------

 Options outstanding at
    end of year              1,057,749           $4.67          1,240,020           $4.17              1,182,650           $3.33
                             =========                         ==========                            ===========

 Exercisable                   726,779           $3.93            813,280           $3.45                875,440           $3.14
                             =========                         ==========                            ===========


       The following table summarizes information about stock options outstanding:

                                            Weighted                           Number
                         Number out-         average        Weighted         exercisable        Weighted
                       standing as of       remaining       average             as of           average
   Range of              January 31,       contractual      exercise         January 31,        exercise
exercise prices             2004              life           price              2004             price
---------------        --------------      -----------    ------------      ------------        --------
$1.62 - $3.00             376,061           3.9 years        $ 2.37            333,461            $2.37
$3.01 - $6.00             312,088           3.7 years        $ 4.73            291,918            $4.76
$6.01 - $9.00             345,200           7.7 years        $ 6.71             99,400            $6.60
$9.01 - $10.70             24,400           9.3 years        $10.49              2,000            $9.55
                        ---------                                            ---------
                        1,057,749                                              726,779
                        =========                                            =========


      Included in the above outstanding options as of January 31, 2004, 2003, and 2002 are 25,000 options with an exercise price of $6.50 per share and 25,000 options with an exercise price of $5.50 per share. The fair value of the Company's stock at the date of grant was $3.75 per share. All other options were issued at an exercise price equal to the fair market value of the Company's stock at the date of grant.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002


NOTE I - MAJOR CUSTOMER

      For the years ended January 31, 2004, 2003, and 2002, one customer accounted for 15.4%, 20.2%, and 21.1%, respectively, of the Company's net sales. In the year ended January 31, 2004, the majority of sales to this customer were generated in the licensed business segment. In the years ended January 31, 2003 and 2002, the majority of sales to this customer were generated in the non-licensed business segment.


NOTE J - RELATED PARTY TRANSACTIONS

      During the years ended January 31, 2004, 2003, and 2002, G-III leased space from 345 West 37th Corp. ("345 West"), a property owned by two principal stockholders. Operating expenses paid by G-III to 345 West during the years ended January 31, 2004, 2003, and 2002, amounted to approximately $230,000, $161,000, and $202,000, respectively.

      As of January 31, 2003, an executive of the Company owned an approximate 5% equity interest on a fully diluted basis in Wilsons The Leather Experts Inc. ("Wilsons"), a customer of the Company. During the fiscal year ended January 31, 2004, the executive disposed of the entire investment. In addition, an outside director of the Company owns an approximate 2% indirect equity interest on a fully diluted basis of Wilsons. This director resigned from the Board of Directors of G-III effective January 1, 2004. During the years ended January 31, 2004, 2003, and 2002, Wilsons accounted for approximately $6.6 million, $8.7 million, and $11.6 million, respectively, of the Company's net sales.


NOTE K - EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $208,000, $186,000, and $200,000, for the years ended January 31, 2004, 2003, and
      2002, respectively.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE L - SEGMENTS

      The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

                                                   2004                        2003                         2002
                                           ----------------------       ----------------------       -----------------------
                                                           NON-                         Non-                         Non-
                                           LICENSED      LICENSED       Licensed      Licensed       Licensed      Licensed
                                           --------      --------       --------      --------       --------      ---------
Net sales                                  $175,489      $ 48,572       $106,902      $ 95,749       $ 85,977      $115,449
Cost of goods sold                          126,896        35,333         78,507        74,860         65,479        92,681
                                           --------      --------       --------       -------       --------      --------

Gross profit                                 48,593        13,239         28,395        20,889         20,498        22,768

Selling, general and administrative          35,582        11,457         24,808        16,743         19,510        16,304

Non-recurring charge                                                                     3,556
                                           --------      --------       --------      --------       --------       -------

Operating profit                             13,011         1,782          3,587           590            988         6,464

Interest and financing charges, net             753           426            886         1,021          1,792         1,785
                                           ---------     --------       --------      --------       --------       -------

Income (loss) before income
   taxes                                   $ 12,258      $  1,356       $  2,701      $   (431)      $   (804)     $  4,679
                                           ========      ========       ========      ========       ========      ========


      Commission fee income was $4.3 million, $3.3 million, and $3.2 million, for fiscal 2004, 2003, and 2002, respectively. This fee income is included in non-licensed net sales and gross profit. The Company allocates all expenses to its two reportable segments. The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

                                                    2004                        2003                          2002
                                           ----------------------       ----------------------       -----------------------
                                                       LONG-LIVED                   Long-Lived                    Long-Lived
                                           REVENUES      ASSETS         Revenues      Assets         Revenues       Assets
                                           --------    ----------       --------    ----------       --------     ----------
 Geographic region
      United States                        $223,572       $ 6,015       $200,205      $  6,780       $194,921        $ 6,836
      Non-United States                         489         2,121          2,446         2,021          6,505          2,255
                                           --------       -------       --------      --------       --------        -------

                                           $224,061       $ 8,136       $202,651      $  8,801       $201,426        $ 9,091
                                           ========       =======       ========      ========       ========        =======


      Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2004, 2003, and 2002.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                        January 31, 2004, 2003, and 2002



NOTE L - SEGMENTS (CONTINUED)

     Included in finished goods inventory at January 31, 2004, 2003, and 2002 are $15.4 million and $6.4 million, $10.4 million and $10.6 million, and $9.3 million and $8.9 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.


NOTE M - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2004 and 2003 are as follows:

                                                                           Quarter ended
                                                     -------------------------------------------------------
                                                      April 30,       July 31,   October 31,     January 31,
                                                        2003           2003         2003            2004
                                                     ----------      ---------   -----------     -----------
January 31, 2004
   Net sales                                         $ 18,712        $ 45,299     $ 125,547        $ 34,503
   Gross profit                                         4,354          15,681        37,339           4,458
   Net income (loss)                                   (2,627)          2,718        11,380          (3,095)

   Net income (loss) per common share
      Basic                                          $  (0.38)       $   0.40     $    1.65        $  (0.44)
      Diluted                                           (0.38)           0.37          1.50           (0.44)


                                                                           Quarter ended
                                                     -------------------------------------------------------
                                                      April 30,       July 31,   October 31,     January 31,
                                                        2002           2002         2002            2003
                                                     ----------      ---------   -----------     -----------
January 31, 2003
   Net sales                                         $ 12,691        $ 40,022     $ 102,284        $ 47,654
   Gross profit                                           903          10,813        27,960           9,608
   Net income (loss)                                   (4,169)            576         8,495          (4,520)(a)

   Net income (loss) per common share
      Basic                                          $  (0.62)       $   0.09     $    1.25        $  (0.66)(a)
      Diluted                                           (0.62)           0.08          1.16           (0.66)(a)




(a) Includes a charge of $3.4 million, net of tax, or $0.50 per diluted share, associated with expenses related to closing the Company's manufacturing facility in Indonesia.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                  Column A                        Column B                   Column C                   Column D        Column E
                  --------                        --------                   --------                   --------        --------

                                                                            Additions
                                                                    --------------------------
                                                                        (1)             (2)
                                                 Balance at         Charged to        Charged                          Balance at
                                                  beginning          costs and        to other        Deductions         end of
                 Description                      of period          expenses         accounts           (a)            period
                 -----------                     ----------         ----------       ---------        ----------       ----------
Year ended January 31, 2004
     Deducted from asset accounts
         Allowance for doubtful accounts          $  1,312           $   422                          $    272          $ 1,462
         Allowance for sales discounts               6,399             5,916                             4,855            7,460
                                                  --------           -------                          --------          -------

                                                  $  7,711           $ 6,338                          $  5,127          $ 8,922
                                                  ========           =======                          ========          =======

Year ended January 31, 2003
     Deducted from asset accounts
         Allowance for doubtful accounts          $    614           $   902                          $    204          $ 1,312
         Allowance for sales discounts               5,555             5,303                             4,459            6,399
                                                  --------           -------                          --------          -------

                                                  $  6,169           $ 6,205                          $  4,663          $ 7,711
                                                  ========           =======                          ========          =======

Year ended January 31, 2002
     Deducted from asset accounts
         Allowance for doubtful accounts          $    466           $   234                          $     86          $   614
         Allowance for sales discounts               3,776             6,370                             4,591            5,555
                                                  --------           -------                          --------          -------

                                                  $  4,242           $ 6,604                          $  4,677          $6,169
                                                  ========           =======                          ========          ======



(a)     Accounts written off as uncollectible, net of recoveries.