Form 10-Q
period 2004-04-30
G III APPAREL GROUP LTD /DE/
filed 2004-06-08
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended         April 30, 2004
                               ----------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                              ---------------------------------    -------------

Commission File Number                         0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)


             Delaware                                           41-1590959
-------------------------------------                       ------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

            512 Seventh Avenue, New York, New York         10018
           --------------------------------------------------------
           (Address of Principal Executive Offices)      (Zip Code)

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

                             Yes   X         No
                                -------        -------

Indicate by checkmark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes             No   X
                                -------        -------

As of June 1, 2004 there were 7,157,798 common shares outstanding.

Part I          FINANCIAL INFORMATION                                              Page No.
    Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                        April 30, 2004 and January 31, 2004...........................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended April 30, 2004 and 2003............4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended April 30, 2004 and 2003............5

                Notes to Condensed Consolidated Financial Statements..................6


     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................9

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........11

     Item 4.    Controls and Procedures..............................................12


Part II       OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K.......................................12


              Exhibits:

              31.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              31.2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              32.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              32.2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      APRIL 30,             JANUARY 31,
                                                                                         2004                  2004
                                                                                         ----                  ----
                                                                                     (unaudited)
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                          $ 15,731            $   16,072
      Accounts receivable, net of allowance for doubtful accounts
         and sales discounts of $5,647 and $8,922, respectively                          10,155                19,304
      Inventories, net                                                                   26,588                28,361
      Income taxes receivable                                                             2,382                     -
      Deferred income taxes                                                               5,895                 5,895
      Prepaid expenses and other current assets                                           4,783                 2,928
                                                                                       --------               -------
           Total current assets                                                          65,534                72,560
PROPERTY, PLANT AND EQUIPMENT, NET                                                        1,842                 1,969
DEFERRED INCOME TAXES                                                                     1,940                 1,940
OTHER ASSETS                                                                              4,059                 4,227
                                                                                       --------              --------
                                                                                       $ 73,375              $ 80,696
                                                                                       ========               =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                    $      770            $      770
    Current maturities of obligations under capital leases                                   52                    82
    Income taxes payable                                                                      -                 1,659
    Accounts payable                                                                      7,351                 6,155
    Accrued expenses                                                                      4,179                 6,506
                                                                                       --------              --------
           Total current liabilities                                                     12,352                15,172
                                                                                       --------               -------
LONG-TERM LIABILITIES                                                                       247                   252
                                                                                       --------               -------
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding
    Common stock - $.01 par value; 20,000,000 shares
       authorized; 7,402,615 and 7,347,815 shares issued                                     74                    73
    Additional paid-in capital                                                           27,651                27,325
    Accumulated other comprehensive income                                                   51                    47
    Retained earnings                                                                    33,970                38,797
                                                                                        -------                ------
                                                                                         61,746                66,242
    Treasury stock - 244,817 shares at cost                                                (970)                 (970)
                                                                                       --------               -------
                                                                                         60,776                65,272
                                                                                       --------               -------
                                                                                       $ 73,375              $ 80,696
                                                                                       ========               =======

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                  ----------------------------
                                                                                           (Unaudited)

                                                                                 2004                     2003
                                                                                 ----                     ----
Net sales                                                                       $ 16,521                  $ 18,712

Cost of goods sold                                                                14,759                    14,358
                                                                                --------                  --------

Gross profit                                                                       1,762                     4,354

Selling, general and administrative expenses                                      10,157                     8,759
                                                                                --------                  --------

          Operating loss                                                          (8,395)                   (4,405)

Interest and financing charges, net                                                   73                        48
                                                                                --------                  --------

          Loss before income tax benefit                                          (8,468)                   (4,453)

Income tax benefit                                                                (3,641)                   (1,826)
                                                                                --------                  --------

          Net loss                                                              $ (4,827)                $  (2,627)
                                                                                =========                 ========


LOSS PER COMMON SHARE:

Basic and Diluted:
-----------------

          Net loss per common share                                             $ (0.68)                 $ (0.38)
                                                                               =========                 =========

          Weighted average number of shares outstanding                        7,118,871                 6,875,830
                                                                               =========                 =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   THREE MONTHS ENDED APRIL 30,
                                                                                   ----------------------------
                                                                                           (Unaudited)
                                                                                           -----------
                                                                                   2004                     2003
                                                                                   ----                     ----
  Cash flows from operating activities
     Net loss                                                                    $ (4,827)                  $ (2,627)
                                                                                 ---------                  ---------
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities
          Depreciation and amortization                                               312                        322
          Changes in operating assets and liabilities:
             Accounts receivable                                                    9,149                      7,389
             Inventories, net                                                       1,773                       (253)
             Income taxes, net                                                     (4,041)                    (2,352)
             Prepaid expenses and other current assets                             (1,855)                    (1,121)
             Other assets                                                              47                        (35)
             Accounts payable and accrued expenses                                 (1,131)                      (964)
                                                                                 ---------                  ---------
                                                                                    4,254                      2,986
                                                                                 ---------                  ---------

          Net cash (used in) provided by operating activities                        (573)                       359
                                                                                 ---------                  ---------

  Cash flows from investing activities
     Capital expenditures                                                             (64)                      (223)
                                                                                 ---------                  ---------
           Net cash used in investing activities                                      (64)                      (223)
                                                                                 ---------                  ---------

  Cash flows from financing activities
      Payments for capital lease obligations                                          (35)                       (28)
      Proceeds from exercise of stock options                                         327                          1
                                                                                 ---------                  ---------
          Net cash provided by (used in) financing activities                         292                        (27)
                                                                                 ---------                  ---------

  Effect of exchange rate changes on cash and cash equivalents                          4                         20
                                                                                 ---------                  ---------

        Net (decrease) increase in cash and cash equivalents                         (341)                       129

  Cash and cash equivalents at beginning of period                                 16,072                      3,408
                                                                                 ---------                  ---------

  Cash and cash equivalents at end of period                                     $ 15,731                  $   3,537
                                                                                 =========                  ========

  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest, net                                                           $      179                 $      236
       Income taxes, net                                                       $      385                 $      506

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion
---------------------------

As used in these financial statements, the term "Company" refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three month period ended April 30, 2004 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2004.


Note 2 - Inventories
--------------------

Inventories consist of:
                                         APRIL 30,               January 31,
                                            2004                    2004
                                            ----                    ----
                                                   (in thousands)

       Finished goods                      $ 18,995                $ 21,777
       Work-in-process                          618                     125
       Raw materials                          6,975                   6,459
                                            -------                 -------
                                           $ 26,588                $ 28,361
                                             ======                  ======


Note 3 - Net Loss per Common Share
----------------------------------

Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period.

Note 4 - Stock-based Compensation
---------------------------------

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

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:


                                                  Three Months ended April 30,
                                                  ----------------------------
                                                      2004              2003
                                                      ----              ----
                                                           (in thousands,
                                                      except per share amounts)

Net loss - as reported                            $ (4,827)         $ (2,627)
Deduct:  Stock-based employee compensation
    expense determined under fair value method,
    net of related tax effects                          86                50
                                                  --------          --------
Pro forma net loss                                $ (4,913)         $ (2,677)
                                                  =========         =========


Loss per share:
    Basic and Diluted - as reported               $  (0.68)        $   (0.38)
    Basic and Diluted - adjusted                  $  (0.69)        $   (0.39)



Note 5 - Notes Payable
----------------------

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was no loan balance outstanding at either April 30, 2004 or January 31, 2004 under this agreement.

Notes payable represent foreign notes payable by PT Balihides, the Company's Indonesian subsidiary.

Note 6 - Non-recurring Charge
-----------------------------

The non-recurring charge associated with the Indonesian manufacturing facility closed in December 2002 is included in "Accrued expenses" on the Consolidated Balance Sheet. The status of the components of the non-recurring charge is as follows:

                                                                      RESERVE
                                Reserve                              APRIL 30,
                            January 31, 2004     Utilized              2004
                            ----------------     --------           -------
                              ----------------(in thousands)--------------

Severance                       $   81                                $   81
Accrued expenses and other         431                 47                384
                                  ----               ----               ----
                                 $ 512              $  47              $ 465
                                  ====               ====               ====


Based on current estimates, management believes that existing accruals are adequate.



Note 7 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three-month periods indicated below:

                                                            THREE MONTHS ENDED APRIL 30,
                                                            ----------------------------
                                                     2004                          2003
                                                     ----                          ----
                                                             NON-                          Non-
                                           LICENSED        LICENSED       Licensed       Licensed
Net sales                                  $ 14,243         $  2,278       $ 16,352        $ 2,360

Cost of goods sold                           11,965            2,794         11,783          2,575
                                            -------           ------       --------        -------

Gross profit (loss)                           2,278             (516)         4,569           (215)

Selling, general and administrative           7,395            2,762          6,404          2,355
                                            -------           ------       --------        -------

Operating loss                               (5,117)          (3,278)        (1,835)        (2,570)

Interest expense, net                            43               30             23             25
                                            -------           ------       --------        -------

Loss before income taxes                  $  (5,160)        $ (3,308)      $ (1,858)      $ (2,595)
                                            ========          =======       =======         ======

Item 2   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

OVERVIEW

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. We sell to approximately 3,000 retail customers in the United States, including most major department stores, mass merchants and specialty retail stores.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers.

Since the beginning of fiscal 2005, we have added licenses with NASCAR for active wear and outerwear for men and women, and with World Poker Tour for men's and women's casual sportswear and outerwear. We have also become the men's and women's licensee for The Yard, a branding program launched by the Collegiate Licensing Company dedicated to the tradition and culture of historically black colleges and universities. In addition, we have entered into a two year renewal of our license with the National Football League through March 31, 2007.

RESULTS OF OPERATIONS

Historically, we have our lowest net sales during our first fiscal quarter. Net sales for the three months ended April 30, 2004 decreased to $16.5 million from $18.7 million in the same period last year. Net sales of licensed apparel decreased $2.1 million compared to the same quarter last year, primarily as a result of decreased sales of fashion sports apparel partially offset by increased sales of our Cole Haan products. We expect that sales of fashion sports apparel will continue to decrease in the quarter ending July 31, 2004. Net sales of our non-licensed apparel were comparable for both periods as increased net sales of women's apparel sold under G-III-owned brands were offset by decreased net sales of men's apparel sold under G-III-owned brands.

Gross profit decreased to $1.8 million, or 10.7% of net sales, for the three month period ended April 30, 2004 from $4.4 million, or 23.3% of net sales, in the same period last year. Gross profit as a percentage of net sales decreased primarily due to less regular priced shipments and increased clearance activity in fashion sports apparel. The decrease in the gross profit percentage for sales of licensed apparel from 27.9% in the prior period to 16.0% in the current period was the result primarily of this clearance activity. The negative gross profit in our non-licensed segment resulted from the sale of products at a greater discount from cost this quarter compared to the same period last year.

Selling, general and administrative expenses increased to $10.2 million in the three-month period ended April 30, 2004 from $8.8 million in the same period last year. The increase is primarily the result of higher personnel expenses ($783,000), outside warehousing expenses ($400,000) and advertising and promotional expenses ($249,000), partially offset by a decrease in sales commissions ($324,000). Personnel expenses increased primarily due to an increase in the number of employees hired to support the expansion of our fashion sports apparel business last year and growth in our Cole Haan divisions. With the reduction in our fashion sports apparel business this year, we expect to utilize these employees in our new license programs for NASCAR, World Poker Tour, and The Yard. Outside warehousing increased during the quarter due to a higher number of units being shipped from third party warehouses. Advertising and promotional expenses increased primarily due to higher trade show and in-store promotional costs. The decrease in sales commissions is a result of the decrease in sales of fashion sports apparel which is primarily sold by independent sales representatives.

Interest and finance charges, net for the three-month period ended April 30, 2004 was $73,000 compared to $48,000 for the comparable period last year.

Income tax benefit of $3.6 million reflects an estimated effective tax rate of 43.0% for the three months ended April 30, 2004 compared to an income tax benefit of $1.8 million which reflected a 41.0% effective tax rate in the comparable period last year. The estimated effective tax rate in the three-month period ended April 30, 2004 reflects higher anticipated state and local income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over-advances specified in the agreement. The loan agreement also includes a requirement that we have no loans outstanding for 45 consecutive days during each year of the agreement.

Direct borrowings under the line of credit bear interest at our option at the prevailing prime rate (4.0% at June 1, 2004) or LIBOR plus 225 basis points (3.4% as of June 1, 2004). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We were in compliance with all debt covenants as of April 30, 2004.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2004, we had open letters of credit of approximately $13.4 million compared to $17.1 million as of April 30, 2003. There were no direct borrowings under the line of credit for either period.

For the period ended April 30, 2004, we incurred no direct borrowings. We had cash and cash equivalents of $15.7 million as of April 30, 2004. We used $573,000 of cash in operating activities resulting primarily from our net loss of $4.8 million, income tax benefit of $4.0 million, increase in prepaid expenses of $1.9 million and a decrease in accounts payable and accrued expenses of $1.1 million, which more than offset a decrease of $9.1 million in accounts receivable and $1.8 million in inventories. Cash flows generated by financing activities were primarily from the exercise of stock options in the amount of $327,000. Capital expenditures were not significant.


CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of April 30, 2004, there have been no material changes to any of these critical accounting policies.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB deferred the effective date of FIN 46 for certain variable interest entities (i.e. non-special purpose entities) until the first interim or annual period ending March 31, 2004. The adoption of the provisions of FIN 46 did not have any effect on our consolidated results of operations or financial position for the quarter ended April 30, 2004.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:

              31.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              31.2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              32.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004.

              32.2 Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               G-III APPAREL GROUP, LTD.
                                                       (Registrant)



Date:    June 8, 2004                          By: /s/ Morris Goldfarb
         ------------                              ---------------------------
                                                   Morris Goldfarb
                                                   Chief Executive Officer



Date:    June 8, 2004                          By: /s/ Wayne Miller
         ------------                              ---------------------------
                                                   Wayne S. Miller
                                                   Chief Financial Officer