Form 10-Q
period 2004-07-31
G III APPAREL GROUP LTD /DE/
filed 2004-09-13
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              July 31, 2004
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number                           0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                            41-1590959
--------------------------------                           --------------------
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

                               Yes [ ]     No [X]

As of September 1, 2004 there were 7,181,983 common shares outstanding.

Part I          FINANCIAL INFORMATION                                                 Page No.

    Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                        July 31, 2004 and January 31, 2004.................................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended July 31, 2004 and 2003..................4

                Condensed Consolidated Statements of Operations -
                        For the Six Months Ended July 31, 2004 and 2003....................5

                Condensed Consolidated Statements of Cash Flows -
                        For the Six Months Ended July 31, 2004 and 2003....................6

                Notes to Condensed Consolidated Financial Statements.......................7

    Item 2.   Management's Discussion and Analysis of

Part II         OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Stockholders.............................18

    Item 6.   Exhibits and Reports on Form 8-K............................................19

ITEM 1. FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                     JULY 31,     JANUARY 31,
                                                                       2004          2004
                                                                    ---------     -----------
                                                                   (unaudited)

                                    ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $     680      $  16,072
      Accounts receivable, net of allowance for doubtful accounts
       and sales discounts of $6,503 and $8,922,  respectively         34,195         19,304
      Inventories, net                                                 50,507         28,361
      Deferred income taxes                                             5,895          5,895
      Prepaid expenses and other current assets                         8,429          2,928
                                                                    ---------      ---------
           Total current assets                                        99,706         72,560
PROPERTY, PLANT AND EQUIPMENT, NET                                      1,770          1,969
DEFERRED INCOME TAXES                                                   1,940          1,940
OTHER ASSETS                                                            3,021          4,227
                                                                    ---------      ---------
                                                                    $ 106,437      $  80,696
                                                                    =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                   $  21,765      $     770
    Current maturities of obligations under capital leases                 37             82
    Income taxes payable                                                               1,659
    Accounts payable                                                   19,916          6,155
    Accrued expenses                                                    5,330          6,506
                                                                    ---------      ---------
           Total current liabilities                                   47,048         15,172
                                                                    ---------      ---------
LONG-TERM LIABILITIES                                                     247            252
                                                                    ---------      ---------
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding
    Common stock - $.01 par value; 20,000,000 shares
       authorized; 7,414,950 and 7,347,815 shares issued                   74             73
    Additional paid-in capital                                         27,672         27,325
    Accumulated other comprehensive income                                 56             47
    Retained earnings                                                  32,310         38,797
                                                                    ---------      ---------
                                                                       60,112         66,242
    Treasury stock - 244,817 shares at cost                              (970)          (970)
                                                                    ---------      ---------
                                                                       59,142         65,272
                                                                    ---------      ---------
                                                                    $ 106,437      $  80,696
                                                                    =========      =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                        THREE MONTHS ENDED JULY 31,
                                                                        ---------------------------
                                                                                (Unaudited)
                                                                          2004            2003
                                                                          ----            ----

Net sales                                                             $    43,892    $    45,299

Cost of goods sold                                                         33,354         29,618
                                                                      -----------    -----------

          Gross profit                                                     10,538         15,681

Selling, general and administrative expenses                               11,707         10,844
Write-down of equity investment                                               882           --
                                                                      -----------    -----------

          Operating income (loss)                                          (2,051)         4,837

Interest and financing charges, net                                           197            230
                                                                      -----------    -----------

          Income (loss) before income taxes                                (2,248)         4,607

Income tax expense (benefit)                                                 (588)         1,889
                                                                      -----------    -----------

          Net income (loss)                                           $    (1,660)   $     2,718
                                                                      ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:

Basic:

          Net income (loss) per common share                          $     (0.23)   $      0.40
                                                                      ===========    ===========

          Weighted average number of shares outstanding                 7,162,000      6,880,000
                                                                      ===========    ===========

Diluted:

          Net income (loss) per common share                          $     (0.23)   $      0.37
                                                                      ===========    ===========

          Weighted average number of shares outstanding                 7,162,000      7,385,000
                                                                      ===========    ===========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                   SIX MONTHS ENDED JULY 31,
                                                                         (Unaudited)
                                                                   -------------------------
                                                                     2004           2003
                                                                  -----------    -----------

Net sales                                                         $    60,413    $    64,011

Cost of goods sold                                                     48,113         43,976
                                                                  -----------    -----------

         Gross profit                                                  12,300         20,035

Selling, general and administrative expenses                           21,864         19,603
Write-down of equity investment                                           882           --
                                                                  -----------    -----------

         Operating income (loss)                                      (10,446)           432

Interest and financing charges, net                                       270            278
                                                                  -----------    -----------

         Income (loss) before income taxes                            (10,716)           154

Income tax expense (benefit)                                           (4,229)            63
                                                                  -----------    -----------

         Net income (loss)                                        $    (6,487)   $        91
                                                                  ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:

    Basic:

        Net income (loss) per common share                        $     (0.91)   $      0.01
                                                                  ===========    ===========

        Weighted average number of shares outstanding               7,141,000      6,878,000
                                                                  ===========    ===========

    Diluted:

        Net income (loss) per common share                        $     (0.91)   $      0.01
                                                                  ===========    ===========

        Weighted average number of shares outstanding               7,141,000      7,325,000
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      SIX MONTHS ENDED JULY 31,
                                                                      -------------------------
                                                                             (Unaudited)
                                                                         2004           2003
                                                                         ----           ----

Cash flows from operating activities
   Net income (loss)                                                  $ (6,487)      $     91
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
        Depreciation and amortization                                      635            640
        Write-down of equity investment                                    882           --
        Changes in operating assets and liabilities
           Accounts receivable                                         (14,891)       (16,292)
           Inventories, net                                            (22,146)       (28,445)
           Income taxes, net                                            (4,576)          (459)
           Prepaid expenses and other current assets                    (2,584)        (2,443)
           Other assets                                                     81           (135)
           Accounts payable and accrued expenses                        12,585         11,918
                                                                      --------       --------

        Net cash used in operating activities                          (36,501)       (35,125)
                                                                      --------       --------

Cash flows from investing activities
   Capital expenditures                                                   (193)          (360)
                                                                      --------       --------
          Net cash used in investing activities                           (193)          (360)
                                                                      --------       --------

Cash flows from financing activities
    Increase in notes payable, net                                      20,995         32,528
    Payments for capital lease obligations                                 (50)           (52)
    Proceeds from exercise of stock options                                348             18
                                                                      --------       --------
        Net cash provided by financing activities                       21,293         32,494
                                                                      --------       --------

Effect of exchange rate changes on cash and cash equivalents                 9             17
                                                                      --------       --------

      Net decrease in cash and cash equivalents                        (15,392)        (2,974)

Cash and cash equivalents at beginning of period                        16,072          3,408
                                                                      --------       --------

Cash and cash equivalents at end of period                            $    680       $    434
                                                                      ========       ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                         $    279       $    423
     Income taxes                                                     $    328       $    575

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and six month periods ended July 31, 2004 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Proposed Sale of Joint Venture Interest and Related Write-Down

   On September 7, 2004, we committed to attempt to sell our 39% interest in a joint venture which operates a factory located in Qingdao, China. As a result of this decision, we recorded a non-cash charge of $882,000 that is reflected in our results of operations for the three months ended July 31, 2004.

As of July 31, 2004, the carrying amount of our investment in this joint venture was approximately $1.1 million. We accounted for our interest in this joint venture based on the equity method and recorded a loss on the joint venture of approximately $129,000 for the six months ended July 31, 2004. This loss represents 39% of the total net losses of $330,000 of the joint venture for the six months ended July 31, 2004 compared to a net profit for the joint venture of
$167,000 for the six months ended July 31, 2003.

Our joint venture partner has advised us that, based on the factory's current operations, the joint venture may continue to generate losses for the foreseeable future. A review of the operations of the factory is being undertaken by management of the joint venture to determine whether cost cutting measures or other operating efficiencies could return the factory to profitability. There are no assurances that this review will result in future profits for the joint venture.

Based upon the prospect of the factory continuing to generate losses, we believe that the best course of action for us is to attempt to sell our interest in the joint venture. Our estimate of the charge represents the difference between our investment in the joint venture as of July 31, 2004 and the estimated proceeds we would receive on sale of this joint venture interest. We do not believe that this charge will result in future cash expenditures.

Note 2 - Proposed Sale of Joint Venture Interest and Related Write-Down (cont'd)

We believe that we will be able to complete a sale of the joint venture interest by January 31, 2005, the end of our current fiscal year. However, there is no assurance that we will be able to complete this sale by that date, if at all, or at the sale price we have estimated.

Note 3 - Inventories

Inventories consist of:
                                                   JULY 31,          January 31,
                                                     2004               2004
                                                     ----               ----
                                                         (in thousands)

       Finished goods                              $ 44,312           $ 21,777
       Work-in-process                                1,647                125
       Raw materials                                  4,548              6,459
                                                   --------            -------
                                                   $ 50,507           $ 28,361
                                                    =======            =======

Note 4 - Net Income (Loss) per Common Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period.

Note 5 - Stock-based Compensation

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statements of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the
Company recognizes no compensation expense for the stock option grants.

Note 5 - Stock-based Compensation (cont'd)

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based
Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                       Three Months ended July 31,    Six Months ended July 31,
                                                       ---------------------------    -------------------------
                                                             2004       2003                2004      2003
                                                           -------    -------             -------    -------
                                                                (in thousands, except per share amounts)

Net income (loss) - as reported                            $(1,660)   $ 2,718             $(6,487)   $    91
Deduct:  Stock-based employee compensation expense
determined under fair value method, net of related
tax effects                                                     88        101                 174        151
                                                           -------    -------             -------    -------

Pro-forma net income (loss)                                $(1,748)   $ 2,617             $(6,661)   $   (60)
                                                           =======    =======             =======    =======

  Basic income (loss) per share - as reported              $ (0.23)   $  0.40             $ (0.91)   $    .01
  Pro-forma basic income (loss) per share                  $ (0.24)   $  0.38             $ (0.93)   $   (.01)

  Diluted income (loss) per share - as reported            $ (0.23)   $  0.37             $ (0.91)   $    .01
  Pro-forma diluted income (loss) per share                $ (0.24)   $  0.35             $ (0.93)   $   (.01)

Note 6 - Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to
$90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances as specified in the agreement. The line of credit includes a requirement that the
Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was $21.0 million of outstanding borrowings at July 31, 2004 and no balance outstanding at
January 31, 2004 under this agreement.

We requested and obtained from our bank group an amendment to our loan agreement. The amendment modified financial covenants related to tangible net worth and earnings before interest, taxes, depreciation and amortization through the remaining term of the agreement. As a result of the amendment, we were in compliance with all covenants as of July 31, 2004.

Notes payable also includes a foreign note payable by PT Balihides, the
Company's inactive Indonesian subsidiary.

Note 7 - Closing of Manufacturing Facility

The reserve associated with the Indonesian manufacturing facility closed in
December 2002 is included in "Accrued expenses" in the accompanying Consolidated
Balance Sheets. The status of the components of the reserve is as follows:

                                                                                    RESERVE
                                             Reserve                                JULY 31,
                                         January 31, 2004         Utilized            2004
                                         ----------------         --------          --------
                                         ------------------(in thousands)-------------------

       Severance                             $   81                                   $  81
       Accrued expenses and other               431                $  47                384
                                               ----                 ----              -----
                                              $ 512                $  47              $ 465
                                               ====                 ====              =====

Based on current estimates, management believes that existing accruals are adequate.

Note 8 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three- and six- month periods indicated below:

                                                       THREE MONTHS ENDED JULY 31,
                                                       ---------------------------
                                                       2004                  2003
                                                       ----                  ----
                                                             NON-                  Non-
                                               LICENSED    LICENSED   Licensed   Licensed
                                               --------    --------   --------   --------

         Net sales                             $ 29,194    $ 14,698   $ 33,435   $ 11,864

         Cost of goods sold                      22,958      10,396     21,950      7,668
                                               --------    --------   --------   --------

         Gross profit                             6,236       4,302     11,485      4,196

         Selling, general and administrative      9,209       2,498      8,256      2,588
         Write-down of equity investment           --           882       --         --
                                               --------    --------   --------   --------

         Operating income (loss)                 (2,973)        922      3,229      1,608

         Interest expense, net                      154          43        142         88
                                               --------    --------   --------   --------

         Income (loss) before income taxes     $ (3,127)   $    879   $  3,087   $  1,520
                                               ========    ========   ========   ========

Note 8 - Segments (cont'd)

                                                        SIX MONTHS ENDED JULY 31,
                                                        -------------------------
                                                       2004                   2003
                                                       ----                   ----
                                                                         NON-       Non-
                                               LICENSED    LICENSED    Licensed   Licensed
                                               --------    --------    --------   --------

         Net sales                             $ 43,437    $ 16,976    $ 49,787   $ 14,224

         Cost of goods sold                      34,923      13,190      33,733     10,243
                                               --------    --------    --------   --------

         Gross profit                             8,514       3,786      16,054      3,981

         Selling, general and administrative     16,604       5,260      14,660      4,943
         Write-down of equity investment           --           882        --         --
                                               --------    --------    --------   --------

         Operating income (loss)                 (8,090)     (2,356)      1,394       (962)

         Interest expense, net                      197          73         165        113
                                               --------    --------    --------   --------

         Income (loss) before income taxes     $ (8,287)   $ (2,429)   $  1,229   $ (1,075)
                                               ========    ========    ========   ========

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

OVERVIEW

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts, handbags and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. We sell to approximately 3,000 retail customers in the United States, including most major department stores, mass merchants and specialty retail stores.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers.

Effective April 1, 2005, we entered into a two-year renewal of our license with the National Football League through March 31, 2007. Additionally, we signed a license agreement with Cece Cord for apparel and accessories with initial efforts focused on the design and marketing of a line of high-end handbags. We have also added licenses with NASCAR for active wear and outerwear for men and women, the World Poker Tour for men's and women's casual sportswear and outerwear and the Collegiate Licensing Company for The Yard, a branding program dedicated to the tradition and culture of historically black colleges and universities.

On September 7, 2004, we committed to attempt to sell our 39% interest in a joint venture which operates a factory located in Qingdao, China. As a result of this decision, we recorded a charge of $882,000 that is reflected in our results of operations for the three months ended July 31, 2004.

OVERVIEW (CONT'D)

As of July 31, 2004, the carrying amount of our investment in this joint venture was approximately $1.1 million. We accounted for our interest in this joint venture based on the equity method and recorded a loss on the joint venture of approximately $129,000 for the six months ended July 31, 2004. This loss represents 39% of the total net losses of $330,000 of the joint venture for the six months ended July 31, 2004 compared to a net profit for the joint venture of
$167,000 for the six months ended July 31, 2003.

Our joint venture partner has advised us that, based on the factory's current operations, the joint venture may continue to generate losses for the foreseeable future. A review of the operations of the factory is being undertaken by management of the joint venture to determine whether cost cutting measures or other operating efficiencies could return the factory to profitability. There are no assurances that this review will result in future profits for the joint venture.

Based upon the prospect of the factory continuing to generate losses, we believe that the best course of action for us is to attempt to sell our interest in the joint venture. We believe this decision will also provide us with more flexibility by allowing us to outsource all of our manufacturing. Our estimate of the charge represents the difference between our investment in the joint venture as of July 31, 2004 and the estimated proceeds we would receive on sale of this joint venture interest. We do not believe that this charge will result in future cash expenditures.

We believe that we will be able to complete a sale of the joint venture interest by January 31, 2005, the end of our current fiscal year. However, there is no assurance that we will be able to complete this sale by that date, if at all, or at the sale price we have estimated.

RESULTS OF OPERATIONS

Three months ended July 31, 2004 compared to three months ended July 31, 2003

Net sales for the three months ended July 31, 2004 were $43.9 million compared to $45.3 million for the same period last year. Net sales of licensed apparel decreased $4.2 million to $29.2 million from $33.4 million in the same period last year, primarily as a result of decreased sales of fashion sports apparel partially offset by increased sales under other licenses, primarily Cole Haan,
Nine West and Kenneth Cole. Net sales of non-licensed apparel increased $2.8 million to $14.7 million from $11.9 million in the same period last year as a result of one of our major customers buying men's outerwear under one of our own labels rather than under a licensed label as was done last year and increased sales of our Black Rivet brand, which was launched last year.

Gross profit was $10.5 million, or 24.0% of net sales, for the three months ended July 31, 2004 compared to $15.7 million, or 34.6% of net sales, for the same period last year. Gross profit of licensed apparel decreased to $6.2 million (21.4% of net sales) from $11.5 million (34.3% of net sales) in the same period last year. The decrease in gross profit, both in amount and percentage, in the licensed apparel segment for the three-months ended July 31, 2004 was primarily the result of the decline in sales in our higher margin fashion sports apparel business. Gross profit of non-licensed apparel was $4.3 million (29.3%
of net sales) compared to $4.2 million (35.4% of net sales) in the same period last year. The decrease in the gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $839,000 during

Three months ended July 31, 2004 compared to three months ended July 31, 2003
(cont'd)

the three months ended July 31, 2004 from $1.6 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions. The gross profit margin percentage for the prior comparable period was also favorably impacted by a $1.2 million decrease in our receivable reserves in the second quarter of fiscal 2004 which predominantly impacted our licensed apparel segment. These reserves were established in the fourth quarter of fiscal 2003, but were no longer deemed necessary as actual discounts and allowances were less than anticipated.

Selling, general and administrative expenses for the three months ended July 31,
2004 were $11.7 million compared to $10.8 million in the three months ended July
31, 2003. This increase primarily resulted from increased expenses in personnel costs, ($550,000), design and product development ($475,000) and advertising and promotion ($450,000) offset by a decrease in sales commission expense
($615,000). The increase in personnel costs was attributable to additional personnel hired last year as well as increases in the cost of our health benefits. Design and product development expenses increased primarily due to more extensive sample development in our sports, Cole Haan and Black Rivet lines. Advertising and promotion expenses increased primarily due to contractual advertising contributions with respect to our licensed product and anticipated increases in our co-operative advertising. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force.

For the three months ended July 31, 2004, we recorded a non-cash charge to operations in the amount of $882,000 associated with our decision to sell our joint venture interest in a factory located in China. We have taken no tax benefit for this charge.

Interest expense and finance charges for the three months ended July 31, 2004 were $197,000 compared to $230,000 in the same period last year. The decrease in interest expense in the three month period resulted primarily from lower average debt levels as a result of carrying less inventory and our borrowing beginning later in the season due to higher year end cash balances.

We had an income tax benefit of $588,000 for the three months ended July 31,
2004 compared to income tax expense of $1.9 million in the same period in the prior year. Our effective tax rate was 26% for the three month period ended July
31, 2004 compared to 41% for the same period in the prior year. The lower effective tax rate in the period ended July 31, 2004 reflects the charge of
$882,000 for which we did not record a tax benefit, offset by increased state and local income taxes as a result of changes in the tax laws in certain states.

Six months ended July 31, 2004 compared to six months ended July 31, 2003

Net sales for the six months ended July 31, 2004 were $60.4 million compared to
$64.0 million for the same period in the prior year. Net sales of licensed apparel decreased $6.4 million to $43.4 million from $49.8 million in the same period last year, primarily as a result of decreased sales of our fashion sports apparel partially offset by increased sales under other licenses, primarily Cole
Haan, Nine West and Kenneth Cole. Net sales of non-licensed apparel increased
$2.8 million to $17.0 million from $14.2 million in the same period last year as a result of one of our major customers buying men's outerwear under one of our own labels rather than under a licensed label as was done last year and increased sales of our Black Rivet brand, which was launched last year.

Six months ended July 31, 2004 compared to six months ended July 31, 2003
(cont'd)

Gross profit was $12.3 million, or 20.4% of net sales, for the six months ended
July 31, 2004 compared to $20.0 million, or 31.3% of net sales, for the same period last year. Gross profit of licensed apparel was $8.5 million (19.6% of net sales) compared to $16.1 million (32.2% of net sales) in the same period last year. The decrease in gross profit, both in amount and percentage, in the licensed apparel segment for the six-months ended July 31, 2004 was primarily the result of the decline in sales in our higher margin fashion sports apparel business. Gross profit of non-licensed apparel was $3.8 million (22.3% of net sales) compared to $4.0 million (28.0% of net sales) in the same period last year. The decrease in gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $1.0 million during the six months ended July 31, 2004 from $1.6 million in the comparable period of the prior year. There is no cost of goods sold component associated with these commission transactions. The gross profit margin percentage in the prior period was favorably impacted by a $1.2 million decrease in our receivable reserves in the second quarter of fiscal 2003 which predominantly impacted our licensed apparel segment. These reserves were established in the fourth quarter of fiscal 2003, but were no longer deemed necessary as actual discounts and allowances were less than anticipated.

Selling, general and administrative expenses for the six months ended July 31,
2004 were $21.9 million compared to $19.6 million for the same period last year.
This increase resulted primarily from increased personnel costs, including health insurance benefits ($1.3 million). Increases in other expenses include advertising and promotion ($700,000) and design and product development
($560,000) offset by a decrease in sales commission expense ($940,000). The increase in personnel costs was attributable to additional personnel hired last year as well as increases in the cost of our health benefits. Design and product development expenses increased primarily due to more extensive sample development in our sports, Cole Haan and Black Rivet lines. Advertising and promotion expenses increased primarily due to contractual advertising contributions with respect to our licensed product and anticipated increases in our co-operative advertising. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force.

In the three months ended July 31, 2004, we recorded a non-cash charge to operations in the amount of $882,000 associated with our decision to sell our joint venture interest in a factory located in China. This charge is also reflected in our results of operations for the six months ended July 31, 2004.
We have taken no tax benefit for this charge.

Interest expense and finance charges were $270,000 for the six-months ended July
31, 2004 compared to $278,000 in the same period last year.

We had an income tax benefit of $4.2 million for the six months ended July 31,
2004 compared to an income tax expense of $63,000 in the same period last year.
Our effective tax rate was 39% in the six month period ended July 31, 2004 compared to 41% in the same period last year. The lower effective tax rate in the period ended July 31, 2004 reflects the charge of $882,000 for which we did not record a tax benefit, offset by increased state and local income taxes as a result of changes in the tax laws in certain states.

LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from
$40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances as specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (4.5% as of September 2, 2004) or LIBOR plus 225 basis points (4.1% at September 2, 2004). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash dividends. We requested and obtained from our bank group an amendment to our loan agreement. The amendment modified financial covenants related to tangible net worth and earnings before interest, taxes, depreciation and amortization. As a result of the amendment, we were in compliance with all covenants as of July
31, 2004.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2004, direct borrowings were $21.0 million and contingent liability under open letters of credit was approximately $27.7 million compared to direct borrowings of $33.3 million and contingent liability under open letters of credit of approximately $29.5 million as of July 31, 2003.

At July 31, 2004, we had cash and cash equivalents of $680,000. We generally use significant cash in the first half of our fiscal year as we prepare for the third quarter, which is generally our highest sales volume quarter. We used
$36.5 million of cash in operating activities in the six months ended July 31,
2004, resulting primarily from our net loss of $6.5 million, income tax benefit of $4.2 million, and increases in accounts receivable of $14.9 million and in inventory of $22.1 million, offset by an increase in accounts payable and accrued expenses of $12.6 million. Cash flows generated by financing activities in the six months ended July 31, 2004 were primarily from direct borrowings under our line of credit in the amount of $21.0 million. Capital expenditures were not significant during the six months ended July 31, 2004.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31,
2004 are those that depend most heavily on these judgments and estimates. As of
July 31, 2004, there have been no material changes to any of these critical accounting policies.

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

           (a) Our Annual Meeting of Stockholders was held on June 10, 2004.

           (b) The following matters were voted on and approved by our stockholders at the Annual Meeting:

               (i)  The election of eight directors to serve for the ensuing year. The following nominees were elected as directors
                    (with our stockholders having voted as set forth below):

                ====================================================================================

                            NOMINEE             VOTES FOR          WITHHELD AUTHORITY TO VOTE
                ------------------------------------------------------------------------------------

                Morris Goldfarb                 6,182,226                  330,489
                ------------------------------------------------------------------------------------

                Aron Goldfarb                   6,182,226                  330,489
                ------------------------------------------------------------------------------------

                Thomas J. Brosig                6,487,917                   24,798
                ------------------------------------------------------------------------------------

                Alan Feller                     6,169,226                  343,489
                ------------------------------------------------------------------------------------

                Carl Katz                       6,182,226                  330,489
                ------------------------------------------------------------------------------------

                Willem van Bokhorst             6,487,917                   24,798
                ------------------------------------------------------------------------------------

                Richard White                   6,488,022                   24,693
                ------------------------------------------------------------------------------------

                George J. Winchell              6,487,917                   24,798
                ====================================================================================

               (ii) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2005. Our stockholders voted as
                    follows:

                            FOR:                        6,496,842
                            AGAINST:                       14,873
                            ABSTENTIONS:                    1,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:

              10.3(d) Amendment No. 4 to Sixth Amended and Restated Loan
                      Agreement, dated July 31, 2004, by and among G-III, the
                      Banks and Fleet Bank

              31.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2004.

              31.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2004.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2004.

              32.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the quarter ended July 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         G-III APPAREL GROUP, LTD.
                                                (Registrant)

Date:    September 13, 2004              By: /s/ Morris Goldfarb
         ------------------                  -----------------------------------
                                         Morris Goldfarb
                                         Chief Executive Officer

Date:    September 13, 2004              By: /s/ Wayne Miller
         ------------------                  -----------------------------------
                                         Wayne S. Miller
                                         Chief Financial Officer

