Form 10-Q
period 2004-10-31
G III APPAREL GROUP LTD /DE/
filed 2004-12-15
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended          October 31, 2004
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                 Delaware                                41-1590959
  ----------------------------------------          ---------------------
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

                                Yes  X         No
                                    ---           ---

Indicate by checkmark if the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).

                                Yes            No  X
                                    ---           ---

As of December 1, 2004 there were 7,220,698 common shares outstanding.

Part I    FINANCIAL INFORMATION                                        Page No.

 Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                 October 31, 2004 and January 31, 2004.....................3

             Condensed Consolidated Statements of Operations -
                 For the Three Months Ended October 31, 2004 and 2003......4

             Condensed Consolidated Statements of Operations -
                 For the Nine Months Ended October 31, 2004 and 2003.......5

             Condensed Consolidated Statements of Cash Flows -
                 For the Nine Months Ended October 31, 2004 and 2003.......6

             Notes to Condensed Consolidated Financial Statements..........7

  Item 2.  Management's Discussion and Analysis of

Part II   OTHER INFORMATION

  Item 6.  Exhibits.......................................................18

ITEM 1. FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                           OCTOBER 31,     JANUARY 31,
                                                                              2004            2004
                                                                              ----            ----
                                                                           (unaudited)

                                    ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $   3,043        $  16,072
      Accounts receivable, net of allowance for doubtful accounts and sales discounts and allowances of $10,202 and $8,922,
       respectively                                                           81,698           19,304
      Inventories, net                                                        37,010           28,361
      Deferred income taxes                                                    5,895            5,895
      Prepaid expenses and other current assets                                2,599            2,928
                                                                           ---------        ---------
           Total current assets                                              130,245           72,560
PROPERTY, PLANT AND EQUIPMENT, NET                                             2,347            1,969
DEFERRED INCOME TAXES                                                          1,940            1,940
OTHER ASSETS                                                                   2,881            4,227
                                                                           ---------        ---------
                                                                           $ 137,413        $  80,696
                                                                           =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                          $  36,211        $     770
    Current maturities of obligations under capital leases                        71               82
    Income taxes payable                                                       4,101            1,659
    Accounts payable                                                          19,898            6,155
    Accrued expenses                                                           7,605            6,506
                                                                           ---------        ---------
           Total current liabilities                                          67,886           15,172
                                                                           ---------        ---------
LONG-TERM LIABILITIES                                                            412              252
                                                                           ---------        ---------
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding
    Common stock - $.01 par value; 20,000,000 shares
       authorized; 7,448,215 and 7,347,815 shares issued                          74               73
    Additional paid-in capital                                                27,753           27,325
    Accumulated other comprehensive income                                        51               47
    Retained earnings                                                         42,207           38,797
                                                                           ---------        ---------
                                                                              70,085           66,242
    Treasury stock - 244,817 shares at cost                                     (970)            (970)
                                                                           ---------        ---------
                                                                              69,115           65,272
                                                                           ---------        ---------
                                                                           $ 137,413        $  80,696
                                                                           =========        =========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                  THREE MONTHS ENDED OCTOBER 31,
                                                                           (Unaudited)
                                                                    2004                2003
                                                                    ----                ----

Net sales                                                        $  114,909          $  125,547
Cost of goods sold                                                   81,358              88,208
                                                                 ----------          ----------
          Gross profit                                               33,551              37,339
Selling, general and administrative expenses                         15,638              16,785
                                                                 ----------          ----------
          Operating income                                           17,913              20,554
Interest and financing charges, net                                     550                 583
                                                                 ----------          ----------
          Income before income taxes                                 17,363              19,971
Income tax expense                                                    7,466               8,591
                                                                 ----------          ----------
          Net income                                             $    9,897          $   11,380
                                                                 ==========          ==========

NET INCOME PER COMMON SHARE:

Basic:

          Net income per common share                            $     1.38          $     1.65
                                                                 ==========          ==========
          Weighted average number of shares outstanding           7,190,000           6,900,000
                                                                 ==========          ==========

Diluted:
          Net income per common share                            $     1.33          $     1.50
                                                                 ==========          ==========
          Weighted average number of shares outstanding           7,429,000           7,571,000
                                                                 ==========          ==========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                NINE MONTHS ENDED OCTOBER 31,
                                                                          (Unaudited)

                                                                  2004                2003
                                                                  ----                ----

Net sales                                                      $  175,322          $  189,558
Cost of goods sold                                                129,471             132,184
                                                               ----------          ----------
         Gross profit                                              45,851              57,374
Selling, general and administrative expenses                       37,502              36,388
Write-down of equity investment                                       882                --
                                                               ----------          ----------
         Operating income                                           7,467              20,986
Interest and financing charges, net                                   820                 861
                                                               ----------          ----------
         Income before income taxes                                 6,647              20,125
Income tax expense                                                  3,237               8,654
                                                               ----------          ----------
         Net income                                            $    3,410          $   11,471
                                                               ==========          ==========

NET INCOME PER COMMON SHARE:

    Basic:
        Net income per common share                            $     0.48          $     1.67
                                                               ==========          ==========
        Weighted average number of shares outstanding           7,158,000           6,885,000
                                                               ==========          ==========
    Diluted:

        Net income per common share                            $     0.46          $     1.54
                                                               ==========          ==========
        Weighted average number of shares outstanding           7,480,000           7,428,000
                                                               ==========          ==========

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     NINE MONTHS ENDED OCTOBER 31,
                                                                             (Unaudited)
                                                                       2004              2003
                                                                       ----              ----

Cash flows from operating activities
   Net income                                                        $  3,410          $ 11,471
   Adjustments to reconcile net income to net cash
     used in operating activities
        Depreciation and amortization                                     994               960
        Write-down of equity investment                                   882              --
        Changes in operating assets and liabilities
           Accounts receivable                                        (62,394)          (68,637)
           Inventories, net                                            (8,649)           (9,550)
           Income taxes, net                                            2,442             8,092
           Prepaid expenses and other current assets                      329               547
           Other assets                                                   100              (185)
           Accounts payable and accrued expenses                       14,892            13,303
                                                                     --------          --------
        Net cash used in operating activities                         (47,994)          (43,999)
                                                                     --------          --------
Cash flows from investing activities
   Capital expenditures                                                  (834)             (479)
                                                                     --------          --------
          Net cash used in investing activities                          (834)             (479)
                                                                     --------          --------
Cash flows from financing activities
    Increase in notes payable, net                                     35,441            42,648
    Payments for capital lease obligations                                (75)              (86)
    Proceeds from exercise of stock options                               429               151
                                                                     --------          --------
        Net cash provided by financing activities                      35,795            42,713
                                                                     --------          --------
Effect of exchange rate changes on cash and cash equivalents                4                17
                                                                     --------          --------
      Net decrease in cash and cash equivalents                       (13,029)           (1,748)

Cash and cash equivalents at beginning of period                       16,072             3,408
                                                                     --------          --------
Cash and cash equivalents at end of period                           $  3,043          $  1,660
                                                                     ========          ========
Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                        $    864          $    825
     Income taxes                                                    $    737          $    542
   Non-cash investing and financing activity:
     Acquisition of fixed assets
        under capital lease                                          $    174

The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and nine month periods ended October 31, 2004 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments
(consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 - Proposed Sale of Joint Venture Interest and Related Write-Down

On September 7, 2004, the Company committed to attempt to sell its 39% interest in a joint venture which operates a factory located in Qingdao, China. As a result of this decision, the Company recorded a non-cash charge of $882,000 associated with its write-down of its equity investment that was reflected in its results of operations for the quarter ended July 31, 2004.

The Company's joint venture partner had advised the Company that, based on the factory's current operations, the joint venture may continue to generate losses for the foreseeable future. A review of the operations of the factory is being undertaken by management of the joint venture to determine whether cost cutting measures or other operating efficiencies could return the factory to profitability. There are no assurances that this review will result in future profits for the joint venture.

The Company accounted for its interest in this joint venture based on the equity method and recorded a loss on the joint venture of approximately $129,000 for the six months ended July 31, 2004.

Based upon the prospect of the factory continuing to generate losses, the
Company determined that the best course of action was to attempt to sell its interest in the joint venture. The Company's estimate of the charge represented the difference between its investment in the joint venture as of July 31, 2004
($1,082,000) and the proceeds ($200,000) the Company estimated it would receive on sale of this joint venture interest. The Company does not believe that this charge will result in future cash expenditures.

Note 2 - Proposed Sale of Joint Venture Interest and Related Write-Down (cont'd)

The Company believes that it will be able to complete a sale of the joint venture interest by January 31, 2005, the end of its current fiscal year. The
Company is currently negotiating to sell its interest to its joint venture partner. However, there is no assurance that the Company will be able to complete this sale by that date, if at all, or at the sale price estimated by the Company.

Note 3 - Inventories

Inventories consist of:
                                             OCTOBER 31,      January 31,
                                                2004             2004
                                                ----             ----
                                                    (in thousands)

   Finished goods                             $ 32,926         $ 21,777
   Work-in-process                                 363              125
   Raw materials                                 3,721            6,459
                                              --------          -------
                                              $ 37,010         $ 28,361
                                               =======          =======

Note 4 - Net Income per Common Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period.

Note 5 - Stock-Based Compensation

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the
Company recognizes no compensation expense for the stock option grants.

Note 5 - Stock-Based Compensation (cont'd)

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based
Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

                                                      Three Months ended October 31,   Nine Months ended October 31,
                                                      ------------------------------   -----------------------------
                                                          2004            2003              2004           2003
                                                          ----            ----              ----           ----
                                                                      (in thousands, except per share amounts)

Net income - as reported                                $   9,897      $   11,380         $   3,410      $   11,471
Deduct:  Stock-based employee compensation expense
determined under fair value method, net of related
tax effects                                                    83              78               257             229
                                                        ---------      ----------         ---------      ----------
Pro forma net income                                    $   9,814      $   11,302         $   3,153      $   11,242
                                                        =========      ==========         =========      ==========

Basic income per share - as reported                    $    1.38      $     1.65         $    0.48      $     1.67
Pro-forma basic income per share                        $    1.36      $     1.64         $    0.44      $     1.63

Diluted income per share - as reported                  $    1.33      $     1.50         $    0.46      $     1.54
Pro forma diluted income per share                      $    1.32      $     1.49         $    0.42      $     1.51

Note 6 - Notes Payable

The Company's domestic loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $45 million to
$90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances as specified in the agreement. The line of credit includes a requirement that the
Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was $35.4 million of outstanding borrowings at October 31, 2004 and no balance outstanding at January 31, 2004 under this agreement.

Notes payable also includes a foreign note payable by PT Balihides, the
Company's inactive Indonesian subsidiary.

Note 7 - Closing of Manufacturing Facility

The reserves associated with the Indonesian manufacturing facility closed in
December 2002 are included in "Accrued expenses" in the accompanying
Consolidated Balance Sheets. The status of the components of the reserve is as follows:

                                                                      RESERVE
                                        Reserve                      OCTOBER 31,
                                    January 31, 2004     Utilized       2004
                                    ----------------     --------       ----
                                                      (in thousands)

 Severance                              $   81             $  15       $  66
 Accrued expenses and other                431             $  77         354
                                        ------             -----       -----
                                        $  512             $  92       $ 420
                                        ======             =====       =====

Based on current estimates, management believes that existing accruals are adequate.

Note 8 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three- and nine- month periods indicated below:

                                                                    THREE MONTHS ENDED OCTOBER 31,
                                                                    ------------------------------
                                                              2004                                 2003
                                                              ----                                 ----
                                                                       NON-                                 Non-
                                                    LICENSED         LICENSED             Licensed        Licensed
                                                    --------         --------             --------        --------

Net sales                                            $71,412         $43,497               $96,387         $29,160
Cost of goods sold                                    49,443          31,915                67,721          20,487
                                                     -------         -------               -------         -------
Gross profit                                          21,969          11,582                28,666           8,673
Selling, general and administrative                   12,101           3,537                13,070           3,715
                                                     -------         -------               -------         -------
Operating income                                       9,868           8,045                15,596           4,958
Interest expense, net                                    433             117                   378             205
                                                     -------         -------               -------         -------
Income before income taxes                           $ 9,435         $ 7,928               $15,218         $ 4,753
                                                     =======         =======               =======         =======

Note 8 - Segments (cont'd)

                                                                     NINE MONTHS ENDED OCTOBER 31,
                                                                     -----------------------------
                                                               2004                               2003
                                                               ----                               ----
                                                                       NON-                              Non-
                                                      LICENSED       LICENSED           Licensed       Licensed
                                                      --------       --------           --------       --------

Net sales                                             $114,849       $ 60,473           $146,174       $ 43,384
Cost of goods sold                                      84,366         45,105            101,454         30,730
                                                      --------       --------           --------       --------
Gross profit                                            30,483         15,368             44,720         12,654
Selling, general and administrative                     28,705          8,797             27,730          8,658
Write-down of equity investment                           --              882               --             --
                                                      --------       --------           --------       --------
Operating income                                         1,778          5,689             16,990          3,996
Interest expense, net                                      630            190                543            318
                                                      --------       --------           --------       --------
Income before income taxes                            $  1,148       $  5,499           $ 16,447       $  3,678
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

On November 29, 2004, we entered into a license agreement with Kenneth Cole
Productions to manufacture, market and distribute men's and women's outerwear under the "Kenneth Cole New York" and "Reaction Kenneth Cole" trademarks. We previously had a license agreement with Kenneth Cole Productions for women's outerwear that was to expire December 31, 2004. The new four-year agreement is effective January 1, 2005 and expands our relationship with Kenneth Cole
Productions from the prior agreement to include both women's and men's outerwear.

We entered into a two-year renewal of our license with the National Football
League that extends this license through March 31, 2007. Additionally, during the current fiscal year, we have signed a license agreement with Cece Cord for apparel and accessories with initial efforts focused on the design and marketing of a line of high-end handbags. We have also added licenses with NASCAR for active wear and outerwear for men and women, the World Poker Tour for men's and women's

Overview (cont'd)

casual sportswear and outerwear and the Collegiate Licensing Company for The
Yard, a branding program dedicated to the tradition and culture of historically black colleges and universities.

The sale of licensed product has been a key element of our business strategy for many years. The sale of licensed product accounted for an increasing percentage of our net sales between fiscal 2002 and fiscal 2004. For the nine months ended
October 31, 2004, licensed product accounted for 65.5% of our net sales compared to 77.1% of our net sales in the comparable period last year. This decrease was caused by the shift in purchases by our largest customer from licensed product last year to our own proprietary branded product this year, as well as by the decrease in sales of licensed fashion sports apparel. These decreases were partially offset by increases in our sales of Cole Haan and Sean John licensed apparel. We continue to believe that consumers prefer to buy brands that they know and that licensed product will continue to constitute the substantial majority of our net sales.

On September 7, 2004, we committed to attempt to sell our 39% interest in a joint venture which operates a factory located in Qingdao, China. Accordingly, in the three months ended July 31, 2004, we recorded a non-cash charge to operations of $882,000 associated with the write-down of the investment. We are currently negotiating to sell our interest to our joint venture partner.
However, there is no assurance that we will be able to complete this sale by the end of the current fiscal year, if at all, or at the sale price estimated by us.

RESULTS OF OPERATIONS

Three months ended October 31, 2004 compared to three months ended October 31,
2003

Net sales for the three months ended October 31, 2004 were $114.9 million compared to $125.5 million for the same period last year. Net sales of licensed apparel decreased $25.0 million to $71.4 million from $96.4 million in the same period last year, primarily as a result of decreased sales of fashion sports apparel, as well as a change in purchases this year by our largest customer from licensed product to our own proprietary brands. This decrease in sales of licensed apparel was partially offset by increased sales of other licensed apparel, primarily Cole Haan and Sean John. Net sales of non-licensed apparel increased $14.3 million to $43.5 million from $29.2 million in the same period last year. This increase was primarily the result of our largest customer buying men's outerwear under our own labels rather than under licensed labels as was done last year, as well as increased sales of our Black Rivet brand, which was launched last year.

Gross profit was $33.6 million, or 29.2% of net sales, for the three months ended October 31, 2004 compared to $37.3 million, or 29.7% of net sales, for the same period last year. Gross profit of licensed apparel decreased to $22.0 million (30.8% of net sales) from $28.6 million (29.7% of net sales) in the same period last year. The decrease in gross profit in the licensed apparel segment for the three-months ended October 31, 2004 was primarily the result of the decline in sales in our fashion sports apparel business. Our gross profit percentages for licensed apparel increased as higher margin sales of other licensed apparel, primarily Kenneth Cole and Cole Haan, offset the loss of higher margin fashion sports apparel sales.

Gross profit of non-licensed apparel was $11.6 million (26.6% of net sales)
compared to $8.7 million (29.7% of net sales) in the same period last year. The decrease in the gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment,

Results of operations (cont'd)

decreased to $1.1 million during the three months ended October 31, 2004 from
$2.5 million in the comparable period of the prior year. There is no cost of goods sold component associated with commission transactions.

Selling, general and administrative expenses for the three months ended October
31, 2004 were $15.6 million compared to $16.8 million in the three months ended
October 31, 2003. This decrease primarily resulted from decreases in personnel costs ($773,000), sales commissions ($472,000) and facility costs ($471,000)
offset by increases in design and product development ($255,000) and advertising and promotion ($193,000). The decrease in personnel costs was primarily attributable to the decreased bonus expense compared to the prior year partially offset by additional personnel hired last year. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force. Facility costs decreased as a result of less use of third party warehousing. Design and product development expenses increased primarily due to more extensive sample development in our sports, Cole
Haan and Black Rivet lines. Advertising and promotion expenses increased primarily due to anticipated increases in our co-operative advertising.

Interest expense and financing charges for the three months ended October 31,
2004 were $550,000 compared to $583,000 in the same period last year as lower borrowings levels were partially offset by higher interest rates.

We had an income tax expense of $7.5 million for the three months ended October
31, 2004 compared to income tax expense of $8.6 million in the same period in the prior year. Our effective tax rate was 43.0% in both periods.

Nine months ended October 31, 2004 compared to nine months ended October 31,
2003

Net sales for the nine months ended October 31, 2004 were $175.3 million compared to $189.6 million for the same period in the prior year. Net sales of licensed apparel decreased $31.4 million to $114.8 million from $146.2 million in the same period last year, primarily as a result of decreased sales of our fashion sports apparel, as well as a change in purchases this year by our largest customer from licensed product to our own proprietary brands. This decrease in sales of licensed apparel was partially offset by increased sales of other licensed apparel, primarily Cole Haan, Sean John and Kenneth Cole. Net sales of non-licensed apparel increased $17.1 million to $60.5 million from
$43.4 million in the same period last year. This increase was primarily the result of our largest customer buying men's outerwear under our own labels rather than under licensed labels as was done last year, as well as increased sales of our Black Rivet brand, which was launched last year.

Gross profit was $45.9 million, or 26.2% of net sales, for the nine months ended
October 31, 2004 compared to $57.4 million, or 30.3% of net sales, for the same period last year. Gross profit of licensed apparel was $30.5 million (26.5% of net sales) compared to $44.7 million (30.6% of net sales) in the same period last year. The decrease in gross profit, both in amount and percentage, in the licensed apparel segment for the nine-months ended October 31, 2004 was primarily the result of the decline in sales in our higher margin fashion sports apparel business. Furthermore, the gross profit percentage in the prior period was favorably impacted by a $1.2 million decrease in our receivable reserves in the second quarter of fiscal 2004 which predominantly impacted our licensed apparel segment. These reserves were established in the fourth quarter of fiscal
2003, but were no longer deemed necessary as actual discounts and allowances were less than anticipated.

Results of operations (cont'd)

Gross profit of non-licensed apparel was $15.4 million (25.4% of net sales)
compared to $12.7 million (29.2% of net sales) in the same period last year. The decrease in gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $2.1 million during the nine months ended October 31, 2004 from $4.1 million in the comparable period of the prior year. There is no cost of goods sold component associated with these commission transactions.

Selling, general and administrative expenses for the nine months ended October
31, 2004 were $37.5 million compared to $36.4 million for the same period last year. This increase resulted primarily from increases in advertising and promotion ($889,000), design and product development ($817,000) and personnel costs ($563,000), which include health insurance benefits offset by a decrease in sales commission expense ($1.4 million). Advertising and promotion expenses increased primarily due to anticipated increases in our co-operative advertising. Design and product development expenses increased primarily due to more extensive sample development in our sports, Cole Haan and Black Rivet lines. The increase in personnel costs was attributable to additional personnel hired last year as well as increases in the cost of our health benefits offset by decreased bonus expense compared to last year. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force.

In the second quarter we recorded a non-cash charge to operations in the amount of $882,000 associated with our decision to sell our joint venture interest in a factory located in China. This charge is reflected in our results of operations for the nine months ended October 31, 2004. We have taken no tax benefit for this charge.

Interest expense and financing charges were $820,000 for the nine-months ended
October 31, 2004 compared to $861,000 in the same period last year.

We had an income tax expense of $3.2 million for the nine months ended October
31, 2004 compared to an income tax expense of $8.7 million in the same period last year. Our effective tax rate was 48.7% in the nine month period ended
October 31, 2004 compared to 43.0% in the same period last year. The higher effective tax rate in the period ended October 31, 2004 reflects the charge of
$882,000 for which we did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our loan agreement, which expires on May 31, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $45 million to $90 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from
$40 million to $72 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances as specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (5.0% as of December 1, 2004) or LIBOR plus 225 basis points (4.6% at December 1, 2004). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and prohibits the payment of cash

Liquid and Capital Resources (cont'd)

dividends.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2004, direct borrowings were $35.4 million and contingent liability under open letters of credit was approximately $9.5 million compared to direct borrowings of $42.6 million and contingent liability under open letters of credit of approximately $7.4 million as of October 31, 2003.

At October 31, 2004, we had cash and cash equivalents of $3.0 million. We generally use significant cash in the first nine months of our fiscal year as we build inventory and then generate receivables during the July to November period, which normally generates our highest sales volumes of the year. We used
$48.0 million of cash in operating activities in the nine months ended October
31, 2004, resulting primarily from an increase in accounts receivable of $62.4 million and inventory of $8.6 million, offset in part by an increase in accounts payable and accrued expenses of $14.9 million and our net income of $3.4 million. Cash flows generated by financing activities in the nine months ended
October 31, 2004 were primarily from direct borrowings under our line of credit in the amount of $35.4 million. Capital expenditures were not significant during the nine months ended October 31, 2004.

We expect to meet our cash needs from cash generated from annual operating results and the availability of funds from our line of credit. We anticipate that we will be able to enter into a new line of credit on terms comparable to our existing agreement prior to or concurrent with the expiration of our current line of credit agreement on May 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31,
2004 are those that depend most heavily on these judgments and estimates. As of
October 31, 2004, there have been no material changes to any of these critical accounting policies.

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

ITEM 6. EXHIBITS

              10.1    License Agreement, dated November 29, 2004, between
                      Kenneth Cole Productions (LIC), Inc. and G-III Apparel
                      Group, Ltd. (1)

              31.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2004.

              31.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2004.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2004.

              32.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the quarter ended October 31, 2004.

 ---------------
(1) A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  G-III APPAREL GROUP, LTD.
                                                        (Registrant)

Date: December 15, 2004                         By: /s/ Morris Goldfarb
      -----------------                             -------------------
                                                    Morris Goldfarb
                                                    Chief Executive Officer

Date: December 15, 2004                         By: /s/ Wayne Miller
      -----------------                             ----------------
                                                    Wayne S. Miller
                                                    Chief Financial Officer