Form 10-K
period 2005-01-31
G III APPAREL GROUP LTD /DE/
filed 2005-04-27
CIK 821002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to______________________

Commission file number 0-18183

G-III APPAREL GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	41-1590959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
512 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

  Yes X    No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by checkmark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

  Yes__ No X

As of July 31, 2004, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $23,749,663

The number of outstanding shares of the registrant's Common Stock as of March 31, 2005 was 7,283,498.

Documents incorporated by reference: Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 9, 2005, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.    BUSINESS

Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2005 is referred to as "fiscal 2005". Our Internet address is "www.g-iii.com".

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts and other sportswear items, as well as handbags and accessories, under licensed labels, our own proprietary labels and private retail labels. Our strategy is based upon delivering superior apparel value to the retail consumer through recognizable brands. We distribute our products through a broad mix of retail partners at a variety of price points.

The sale of licensed products is a key element of our strategy. We have been distributing products under licensed brands for over ten years. We have licenses to produce products under the Kenneth Cole New York, Reaction Kenneth Cole, Nine West, Cole Haan, Jones New York, Jones NY Collection, Sean John, Bill Blass, Blassport, and James Dean fashion labels. We are also licensed to produce products containing trademarks of the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Louisville Slugger, Hardwood Classics and many colleges and universities located in the United States.

During fiscal 2005, we continued to expand our portfolio of licensed fashion brands. We entered into a long-term license agreement with Cece Cord for handbags, accessories and apparel. We have begun building this brand carefully with the initial product being luxury handbags. We signed a license agreement with Phillips-Van Heusen with respect to their IZOD brand for men's and women's non-leather outerwear and added Kenneth Cole men's outerwear to our business while also extending our Kenneth Cole women's outerwear license. In March 2005, we announced a license to manufacture a young, contemporary women's outerwear line for House of Deréon, a brand by the entertainer, Beyoncé Knowles.

We also expanded our portfolio of sports licenses during fiscal 2005. Our agreement with NFL Properties was renewed for two years, effective April 1, 2005. We will continue to manufacture and market a comprehensive line of adult outerwear under a variety of NFL trademarks. We added licenses with NASCAR for active wear and outerwear for men, women and juniors, and with World Poker Tour for men's and women's casual sportswear and outerwear. In addition, we became the exclusive men's and women's licensee for The Yard, a branding program launched by the Collegiate Licensing Company dedicated to the tradition, culture and aspiration of historically black colleges and universities.

Proprietary labels under which we currently sell product include G-III, Black Rivet, Siena, Siena Studio, Colebrook & Co., JLC, J.L. Colebrook, Colebrook, Colebrook Essentials, Colebrook Classics and G-III by Carl Banks.

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

Products — Development and Design

G-III manufactures and markets women's and men's apparel at a wide range of retail sales prices. Our product offerings primarily include leather, wool and textile outerwear and sportswear. We sell products under licensed brand names, our own brand names and private retail labels.

G-III's licensed apparel consists of both men's and women's products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Women's licensed apparel includes leather, wool and textile garments that sell at retail prices generally ranging from $100 for sportswear items to $2,500 for outerwear. Men's licensed apparel consists of leather and textile garments that generally sell at retail prices ranging from $50 for sportswear items to $2,000 for outerwear.

We work closely with our licensors in creating designs and styles for each licensed brand sold by us. Licensors generally must approve products to be sold under their brand names prior to production by us.

G-III's proprietary branded apparel also consists of both men's and women's products. The Black Rivet, Colebrook, Colebrook Essentials and Colebrook Classics lines of women's apparel consist of moderately priced women's outerwear and sportswear that typically sell at retail prices from $40 for sportswear items to $250 for outerwear. Products in our men's outerwear lines primarily consisting of leather outerwear, sold under the G-III and Colebrook labels, typically have retail prices between $40 and $400. Siena Studio, our bridge-priced line of women's leather and textile apparel, primarily consists of jackets, skirts and related sportswear separates with retail prices from $100 for skirts to $700 for outerwear.

We also work with retail chains in developing product lines sold under private labels. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for the ability to arrange for the manufacture of apparel on a reliable, expeditious and cost-effective basis

Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather, and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences in our product offerings. We seek to design products in response to trends in consumer preferences, rather than to attempt to establish market trends and styles.

Design personnel meet regularly with our sales and merchandising department, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. Their efforts include extensive research using trend and color services. They present sample items to us along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

Manufacturing and Sourcing

G-III imports its products from independent manufacturers located primarily in China and, to a lesser extent, in South Korea, the Ukraine, Eastern Europe, Macau, Sri Lanka and Vietnam. A portion of our wool garments is manufactured in the United States.

In January 2005, we sold our joint venture interest in a factory in Northern China to our joint venture partner. We manufactured approximately 12% of our products at this factory in fiscal 2005. We expect to continue to source comparable levels of production through this factory. As of January 31, 2005, we continued to employ 39 people at this factory to perform quality control and supervisory functions.

We are in the process of opening two representative offices in China. As a result, we are also in the process of closing our branch office in Korea that had acted as a liaison between us and manufacturers in the Far East. Our new offices are located in Qingdao and Hangzhou, China. Because a majority of our production is being sourced in China, we believe it is more efficient to provide the liaison functions in closer proximity to where the manufacturing occurs. Our China offices will perform all the functions that had previously been performed in Korea. At January 31, 2005, we had 19 employees in our Qingdao branch office, 8 employees in our Hangzhou branch office and 5 employees remaining in our South Korean office.

G-III's headquarters provides these liaison offices with production orders stating the quantity, quality and types of garments to be produced. Liaison office personnel negotiate and place orders with one or more manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements.

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. Similar to the offices in China, the Hong Kong office acts as a liaison between G-III and various manufacturers of textile and leather apparel located in China. We utilize our domestic and Hong Kong office employees to monitor production at each manufacturer's facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities or customers. At January 31, 2005, the Hong Kong office employed 5 persons.

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

We generally arrange for the production of apparel on a purchase order basis, with each order to a foreign manufacturer generally backed by an irrevocable international letter of credit. Substantially all letters of credit arranged by us require as a condition, among others, of release of funds to the manufacturer that an inspection certificate be signed by our representative. Accordingly, if an order is not filled, the letter of credit is not paid and we do not bear the risk of liability for the goods being manufactured. We assume the risk of loss predominantly on a F.O.B. basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

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

Until January 1, 2005, our textile apparel was subject to quota restrictions. Quota represented the right to export amounts of certain categories of merchandise into a country. On January 1, 2005, pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, members, including the United States. China's accession agreement for membership in the WTO provides that WTO member countries may re-impose quotas on specific categories of products if it is determined that imports from China have surged and are threatening to create a market disruption for these categories of products. It is too soon for us to assess the effect of the elimination of quotas.

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 28%, depending upon the type of fabric used and how the garment is constructed. Countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. We continually monitor duty, tariff and other import restriction developments. We seek to minimize our potential exposure to import related risks through, among other measures, geographical diversification of manufacturing sources and shifts of production among countries and manufacturers. Virtually all of our imported leather products are subject to United States Customs duties of approximately 6%.

A majority of all finished goods manufactured for us is shipped to our New Jersey warehouse and distribution facility or to designated third party facilities for final inspection and allocation and reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer's needs, cost and time considerations.

Marketing and Distribution

G-III's products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 3,000 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from us exceed $1 million, to small specialty stores whose annual purchases from us are less than $1,000.

Sales to the Sam's Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 20.2% of our net sales in fiscal 2003, 15.3% of our net sales in fiscal 2004 and 15.0% of our net sales in fiscal 2005. The loss of this customer, or a significant reduction in purchases by this customer, could have a material adverse affect on our results of operations. No other customer accounted for more than 8% of our net sales during any of these three fiscal years.

Almost all of our sales are made in the United States. We also market our products in Canada and Europe, which account for less than 1% of our total net sales.

Along with our foreign offices, our trading company subsidiary, Global International Trading Company, or Global, located in Seoul, Korea, had assisted in providing services to our customers. In connection with our opening of the two new representative offices in China, Global is currently transitioning these functions to our China offices. The functions include managing a sample room and assisting in the procurement of finished garments. As of January 31, 2005, Global employed 12 persons.

G-III's products are sold primarily through a direct sales force that consisted of 38 employees as of January 31, 2005. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of products is solely through our New York showroom, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry, as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative advertising programs with retailers. We believe we have developed brand awareness of our own labels primarily through our reputation, consumer acceptance and the fashion press.

Raw Materials

We purchase most products manufactured for us on a finished goods basis. Raw materials used in the production of our apparel are available from numerous sources. The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct.

Accordingly, raw material costs for leather products are impacted by changes in meat consumption worldwide, as well as by the popularity of leather products.

We are not aware of any manufacturer of our apparel not being able to satisfy its requirements for any required raw materials due to an inadequacy of supply.

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past ten years.

During fiscal 2005, we expanded our license with Kenneth Cole Productions to include men's outerwear under the Kenneth Cole New York and Reaction Kenneth Cole fashion labels, while also extending our license for Kenneth Cole women's outerwear. We entered into license agreements with Cece Cord for handbags, accessories and apparel, and with Phillips-Van Heusen Corporation with respect to its IZOD brand for men's and women's non-leather outerwear. Our initial products under the CeCe Cord label are luxury handbags. We expect to begin shipping men's IZOD product for the 2005 fall season and women's IZOD product for the 2005 holiday season.

We expanded our portfolio of sports apparel licenses to include the World Poker Tour for men's and women's casual sportswear and outerwear, NASCAR for activewear and outerwear for men, women and juniors and The Yard for men's and women's apparel and outerwear. We also extended our agreement with NFL Properties for a two year period effective April 1, 2005.

In March 2005, we announced a license to manufacture a young, contemporary women's outerwear line for House of Deréon, a brand by the entertainer, Beyoncé Knowles. We expect to launch this line for the 2005 holiday season.

Our license with Timberland expired by it terms on December 31, 2004. Sales of Timberland product did not represent a significant portion of our revenue.

The following table sets forth for each of our principal licenses the date on which the current term ends and the date on which any potential renewal term ends:

License	Date Current Term Ends	Date Potential Renewal Term Ends
Kenneth Cole NY/Reaction Kenneth Cole	December 31, 2008	December 31, 2012
Nine West	January 31, 2007	None
Cole Haan	January 31, 2007	None
Jones New York/ Jones NY Collection	January 31, 2007	January 31, 2009
Sean John	January 31, 2007	January 31, 2010
Cece Cord	January 31, 2024	None
IZOD	December 31, 2007	December 31, 2013
House of Deréon	January 31, 2009	January 31, 2012
Bill Blass/Blassport	January 31, 2006	January 31, 2009
National Football League	March 31, 2007	None
National Basketball Association	September 30, 2006	None
Major League Baseball	December 31, 2007	None
National Hockey League	June 30, 2006	None
NHL Canada	December 31, 2005	None
Hardwood Classics	September 30, 2005	None
Collegiate Licensing Company	March 31, 2007	None
CLC/The Yard	June 30, 2006	None
Louisville Slugger	January 31, 2008	January 31, 2011
United States Tennis Association	December 31, 2005	None
James Dean Leather	December 31, 2006	December 31, 2010
James Dean Denim	December 31, 2006	None
NASCAR	December 31, 2005	None
World Poker Tour	September 30, 2007	None

Under our licensing agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments, usually based on a percentage of net sales of licensed products, and receive prior approval of the licensor as to all elements of a garment prior to production. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license.

Our ability to extend the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. In addition, other criteria may also impact our ability to renew a license. We cannot be sure that we will be able to renew a license agreement when it expires even if we desire to do so.

In November 2004, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc. to manufacture, market and distribute men's and women's outerwear under the "Kenneth Cole New York" and "Reaction Kenneth Cole" trademarks. We previously had a license agreement with Kenneth Cole Productions for these trademarks for women's outerwear that was to expire December 31, 2004. The new agreement expands our relationship with Kenneth Cole Productions from the prior agreement to include both women's and men's outerwear.

The license agreement, which was effective January 1, 2005, is for a term of four years with one four-year renewal term, subject to satisfying certain performance conditions, including achieving certain levels of net sales. The agreement provides for the payment to Kenneth Cole Productions of a license acquisition fee payable one third at signing and the remainder in equal annual installments over the term of the agreement, as well as the issuance of 50,000 shares of our common stock to Kenneth Cole Productions. Under the terms of the agreement, we are required to achieve minimum net sales of licensed product each year, make royalty and advertising payments to Kenneth Cole Productions based on a percentage of net sales, pay guaranteed minimum royalty and advertising payments to Kenneth Cole Productions each year and spend amounts to promote and market licensed products based on a percentage of net sales.

We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 68.0% of our net sales during fiscal 2005 compared to 78.4% of our net sales in fiscal 2004 and 52.8% of our net sales in fiscal 2003. In fiscal 2005, the decrease in sales of licensed product as a percentage of total net sales was primarily attributable to our largest customer shifting from orders for licensed product to orders for our proprietary branded product. The significant increase in fiscal 2004 compared to fiscal 2003 in the percentage of our net sales accounted for by licensed products was the result of increased sales of our licensed sports apparel and the shift in sales to our largest customer from primarily proprietary branded product to primarily licensed product.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 74% of our net sales in fiscal 2005, 75% of our net sales in fiscal 2004 and 76% of our net sales in fiscal 2003. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales.

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

Trademarks

Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), J.L. Colebrook, JLC, Colebrook & Co., Ladies First by G-III/Carl Banks, American Classics By Colebrook, Black Rivet & Design [lower diamond], Black Rivet, Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], ColeB Co. (& Design), Siena Studio and Sports 58 (& Design). We have applications for several additional marks pending before the U.S. Patent and Trademark Office.

We have been granted trademark registration for G-III in Canada, the European Union, France and Mexico, for J.L. Colebrook in Canada, France, Great Britain, Mexico and the European Union, and for J.L.C. (& Design) and JLC (& Design) in Canada. We also have one application pending in Canada.

Although we regard our trademarks as valuable assets and intend to vigorously enforce our trademark rights, we do not believe that any failure to obtain federal trademark registrations for which we have applied would have a material adverse effect on us.

Risk Factors

We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

Competition and Marketplace

The apparel business is highly competitive. We have numerous competitors with respect to the sale of leather and textile apparel, including distributors that import leather apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The aggressive and competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by style, price, quality and general fashion trends.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the industry, such as the proposed purchase of May Department Store Company by Federated Department Stores, Inc., could negatively impact our business. Our customers' buying patterns, as well as the need to provide additional allowances to vendors, could have a material adverse effect on our business, results of operations and financial condition. Customers' strategic initiatives, including developing their own private labels brands and reducing the number of vendors they purchase from, could also impact our sales to these customers.

Dependence on Licensed Product

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2005, revenues from the sale of licensed product accounted for 68.0% of our net sales compared to 78.4% of our net sales in fiscal 2004 and 52.8% of our net sales in fiscal 2003.

We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all elements of a garment prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so.

Nature of Apparel Industry

Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard. For example, a key part of our success in fiscal 2004 was a result of increased sales of fashion sports apparel. This trend did not continue in fiscal 2005 and, as a result, our results of operations were materially adversely affected. We need to respond to changing trends in order to be successful.

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

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and sales of our products may decline at other times as well for a variety of reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has in the past caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. This had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

Dependence on Key Personnel

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

Doing Business Abroad and Dependence on Independent Foreign Manufacturers

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. Because our products are produced abroad, political and/or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. This could materially adversely affect our financial condition and results of operations.

Almost all of our products are imported from independent foreign manufacturers. Our dependence on independent manufacturers has increased as a result of the closing of our Indonesian manufacturing facility and the sale of our joint venture interest in a manufacturing facility in China. The failure of independent manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices, any of which could have a material adverse effect on our business.

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

Quotas and Other Trade Regulation

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

The quota system established by the World Trade Organization was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China's accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose quotas on specific product. We are unable to assess the potential for action by the United States government in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Action by the United States in response to a disruption in its apparel market could limit our ability to import apparel and increase our costs.

Need for Financing

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our existing line of credit. We have had this line of credit for over ten years and have been able to increase the maximum availability under this line several times in the past few years. This line of credit expires on May 31, 2008. Our growth is dependent on our ability to continue to extend and increase this line of credit. If we are unable to do so, we cannot be sure we will be able to secure alternative financing on satisfactory terms.

Raw Materials

Fluctuations in the price, availability and quality of leather or other raw materials used by us could have a material adverse effect on our cost of goods sold and ability to meet customer demands. We compete with numerous entities for supplies of raw materials and manufacturing and tanning capacity. The supply of leather is vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, in the past the outbreak of mad-cow and foot-and-mouth disease in Europe, and its after effects, adversely affected the supply of leather. Any reoccurrence of these diseases could adversely affect us.

General Business Risks

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

Control by Principal Stockholders

As of March 31, 2005, Morris Goldfarb and Aron Goldfarb beneficially own an aggregate of approximately 53.0% of our outstanding common stock. As a result, if they vote together, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

Section 404 of Sarbanes-Oxley Act

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by no later than the end of our 2007 fiscal year. We have only recently begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Employees

As of January 31, 2005, we had 384 full-time employees, of whom 78 worked in executive, administrative or clerical capacities, 158 worked in design, merchandising and manufacturing, 110 worked in warehouse facilities, and 38 worked in sales. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 75 full-time employees as of January 31, 2005. This agreement, which is currently in effect through October 31, 2005, automatically renews on an annual basis thereafter unless terminated by us or the union prior to September 1 of that year.

Website Access to Reports

Our internet website is http://www.g-iii.com. We make available free of charge on our website (under the heading "About G-III") our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position	Executive Officer or Significant Employee Since
Morris Goldfarb	54	Co-Chairman of the Board, Chief Executive Officer, Director	1974
Jeanette Nostra-Katz	52	President	1981
Wayne S. Miller	47	Senior Vice President, Chief Operating and Financial Officer, Treasurer and Secretary	1998
Deborah Gaertner	50	Vice President – Women's Sales Division of G-III Leather Fashions	1989
Keith Sutton-Jones	55	Vice President – Foreign Manufacturing of G-III Leather Fashions	1989
Neal S. Nackman	45	Vice President – Finance	2003

Morris Goldfarb is our Co-Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of the Company and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Lakes Entertainment, Inc.

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

Deborah Gaertner is the Vice President – Women's Division of G-III Leather Fashions and has held this position since March 1992. Ms. Gaertner is responsible for sales and marketing of certain of our women's apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

Keith Sutton-Jones is the Vice President – Foreign Manufacturing of G-III Leather Fashions and has been employed in this capacity since January 1989. His responsibilities include coordinating and controlling all aspects of our Far Eastern sourcing and production.

Neal S. Nackman has been our Vice President – Finance since December 2003. Prior to joining G-III, Mr. Nackman was a financial consultant with Jefferson Wells International from January 2003 until December 2003. From May 2001 until October 2002, he was Senior Vice President - Controller of Martha Stewart Living Omnimedia, Inc. From May 1999 until May 2001, he was Chief Financial Officer of Perry Ellis International Inc. From August 1995 until May 1999, he was the Vice-President – Finance with Nautica Enterprises, Inc.

Aron Goldfarb, one of our directors, and Morris Goldfarb are father and son, respectively. Carl Katz, one of our directors, and Jeanette Nostra-Katz are married to each other.

ITEM 2.    PROPERTIES

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading apparel buildings in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.2 million. We also lease approximately 4,000 square feet at a current annual rent of $88,000 in an adjoining building at 500 Seventh Avenue for additional design staff.

Our warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 110,000 square feet. In February 2005, we extended the lease on this facility through February 2011. As part of the new lease, we leased an additional 95,000 square feet of adjacent space that will be available to us on October 1, 2005. Annual rent for the entire premises will be approximately $1.2 million starting October 1, 2005. The additional space will be used for product distribution. We obtained the additional space to reduce our reliance on third party warehouses and accommodate the additional volume we anticipate being generated from our newly signed licenses. We expect the construction for the renovations to the existing space and the new space to cost approximately $1 million.

A majority of our finished goods is shipped to our New Jersey distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

We also lease office space at 345 West 37th Street in New York City. This space is leased from a corporation owned by Morris Goldfarb and Aron Goldfarb. Aggregate payments under this lease in fiscal 2005 were $200,000. We lease three floors in the building as well as parking spaces and a billboard. Total leased space in this building is approximately 10,100 square feet.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market For Common Stock

Our Common Stock is quoted on the Nasdaq National Stock Market under the trading symbol "GIII". The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq Stock Market.

	High Prices	Low Prices
Fiscal 2004
Fiscal Quarter ended April 30, 2003	$6.50	$4.62
Fiscal Quarter ended July 31, 2003	$8.25	$5.95
Fiscal Quarter ended October 31, 2003	$12.00	$6.50
Fiscal Quarter ended January 31, 2004	$11.90	$8.42

Fiscal 2005
Fiscal Quarter ended April 30, 2004	$10.89	$7.21
Fiscal Quarter ended July 31, 2004	$9.45	$6.85
Fiscal Quarter ended October 31, 2004	$7.53	$5.75
Fiscal Quarter ended January 31, 2005	$8.29	$5.69

Fiscal 2006
Fiscal Quarter ending April 30, 2005 (through April 20, 2005)	$8.66	$7.55

The last sales price of our Common Stock as reported by the Nasdaq Stock Market on April 20, 2005 was $8.00 per share.

On April 20, 2005, there were 54 holders of record and, we believe, approximately 850 beneficial owners of our Common Stock.

Issuance of Common Stock

In November 2004, we issued 50,000 shares of our Common Stock to Kenneth Cole Productions as partial consideration for its entry into the license agreement with us to manufacture, market and distribute men's and women's outerwear. See "Licensing" under Item 1 above. We issued these shares in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of this Act.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement limits the payment of cash dividends and stock buybacks to an aggregate of $1.7 million without the consent of the lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7 below and Note H to our Consolidated Financial Statements.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below as of and for the years ended January 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements. Our audited consolidated financial statements as of January 31, 2001, 2002 and 2003 and for the years ended January 31, 2001 and 2002 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts in the Income Statement Data for fiscal years 2001 through 2004 have been reclassified to conform to the current year presentation.

(In thousands, except share and per share data)

	Year Ended January 31,
	2001	2002	2003	2004	2005
Income Statement Data:
Net sales	$187,398	$201,855	$203,301	$225,061	$214,278
Cost of goods sold	136,099	158,160	153,367	162,229	161,534
Gross profit	51,299	43,695	49,934	62,832	52,744
Selling, general & administrative expenses	30,201	36,243	42,201	48,039	48,796
Unusual or non-recurring charge	(643)		3,556		882
Operating profit	21,741	7,452	4,177	14,793	3,066
Interest and financing charges, net	2,839	3,577	1,907	1,179	1,086
Income before minority interest and income taxes	18,902	3,875	2,270	13,614	1,980
Minority interest of joint venture	(312)
Income before income taxes	18,590	3,875	2,270	13,614	1,980
Income taxes	7,436	1,511	1,888	5,238	1,277
Net income	$11,154	$2,364	$382	$8,376	$703

Basic earnings per share	$1.70	$0.35	$0.06	$1.21	$0.10
Weighted average shares outstanding – basic	6,561,537	6,676,270	6,764,398	6,911,644	7,182,072

Diluted earnings per share	$1.57	$0.32	$0.05	$1.14	$0.09
Weighted average shares outstanding – diluted	7,120,986	7,373,723	7,346,925	7,348,101	7,528,241

	As of January 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Working capital	$41,931	$46,140	$47,260	$57,388	$59,868
Total assets	71,952	67,701	70,956	80,696	80,595
Short-term debt	1,580	906	885	852	972
Long-term debt, excluding current portion	0	203	88	0	510
Total stockholders' equity	52,142	54,813	55,748	65,272	66,930

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Unless the context otherwise requires, "G-III", "us", "we" and "our" refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2005 is referred to as "fiscal 2005".

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear including coats, jackets, pants, skirts, handbags and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. We sell to approximately 3,000 retail customers in the United States, including most major department stores, mass merchants and specialty retail stores. Our largest customer is Wal-Mart Stores Inc. Sales to two of Wal-Mart's retail chains represented approximately 15.0% of our net sales in fiscal 2005. No other customer represented more than 8% of our net sales in fiscal 2005.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, particularly in light of the impact of the recent elimination of quota for apparel products, and continue to diversify our product portfolio and the markets we serve.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands, as well as commission fee income received on sales that are financed by and shipped directly to our customers.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we added several new fashion and sports apparel licenses in the past year. We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution and at a variety of price points. As a result, the sale of licensed product accounted for 68.0% of our net sales in fiscal 2005 compared to 78.4% of our net sales in fiscal 2004 and 52.9% of our net sales in fiscal 2003

We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually entering into discussions with licensors regarding new opportunities. We believe that we have expanded our product capability offerings within outerwear fabrications.

This expansion of our product offerings has enabled us the shift over the last several years from having leather apparel constituting a significant majority of our sales to non-leather apparel constituting approximately 51% of our net sales in fiscal 2005.

Recent significant trends that are affecting the apparel industry include a desire on the part of retailers to consolidate vendors supplying them and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been significant downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

On January 1, 2005, The World Trade Organization lifted all quotas on apparel and textiles. As a result, all textile apparel manufactured in a member nation that is exported on or after January 1, 2005 will no longer be subject to quota restrictions. This will allow retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other countries where manufacturing costs are low. The effects of this action could lead to lower production costs or allow us to improve the quality of our products for a given cost. It could also increase price competition and pricing pressure in the marketplace. Litigation and political activity has been initiated by interested parties seeking to re-impose quotas. As a result, we are unable to predict the effects of the lifting of quota restrictions and related events on our results of operations.

In September 2004, we committed to attempt to sell our 39% interest in a joint venture which operated a factory located in China. As a result of that decision, we recorded a non-cash charge of $882,000 that was reflected in our results of operations for the three months ended July 31, 2004. In January 2005, we sold our 39% interest in this joint venture for $200,000. The sale proceeds approximate the carrying value of this investment after the charge that was taken. We expect to continue to source product through this factory.

In February 2005, we extended the lease on our distribution center through February 2011. As part of the agreement, we also leased approximately 95,000 square feet of adjacent space in the existing facility through the same date at a comparable cost. The additional space will be used for product distribution. We obtained the additional space to reduce our reliance on third party warehouses and accommodate the additional volume we anticipate being generated from newly signed licenses. We expect the construction cost, which includes renovations to the existing space and the additional space, will be approximately $1 million.

We have undertaken certain initiatives to improve our operating efficiency. We believe that relocating our foreign offices to China from Korea will improve and quicken communication with the factories we use and improve our sourcing capabilities. We also anticipate that, in addition to operational efficiencies, the cost to operate these offices will be reduced after we complete the closing of our Korean offices.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant accounting policies employed by us, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories and income taxes. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Inventories

Inventories are stated at lower of cost (determined by the first-in, first-out method) or market. We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as fashion product from prior seasons. The market value of distressed inventory is based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders for this type of inventory.

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

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.4	72.1	75.4
Gross profit	24.6	27.9	24.6
Selling, general and administrative expenses	20.8	21.3	22.8
Non-recurring charge	1.8		0.4
Operating profit	2.0	6.6	1.4
Interest and financing charges, net	0.9	0.5	0.5
Income before income taxes	1.1	6.1	0.9
Income taxes	0.9	2.4	0.6
Net income	0.2%	3.7%	0.3%

Results of Operations

Year ended January 31, 2005 ("fiscal 2005") compared to year ended January 31, 2004 ("fiscal 2004")

Net sales for fiscal 2005 were $214.3 million compared to $225.1 million for fiscal 2004. Net sales of licensed apparel decreased $30.8 million to $145.7 million from $176.5 million in fiscal 2004, primarily as a result of decreased sales of our fashion sports apparel ($27.2 million), as well as a change in purchases this year by our largest customer from licensed products to our own proprietary brands (a decrease of $18.4 million). These decreases were partially offset by increased sales of other licensed apparel, primarily Cole Haan and Sean John (aggregate increase of $11.1 million). Net sales of non-licensed apparel increased $20.0 million to $68.6 million from $48.6 million in fiscal 2004. This increase was primarily the result of our largest customer buying outerwear under our own women's and men's labels rather than under licensed labels as was done last year (an increase of $16.2 million), as well as increased sales of our Black Rivet brand (an increase of $4.6 million), which was launched in fiscal 2004.

Gross profit was $52.7 million, or 24.6% of net sales, for fiscal 2005 compared to $62.8 million, or 27.9% of net sales, in fiscal 2004. Gross profit of licensed apparel was $36.5 million (25.1% of net sales) compared to $49.6 million (28.1% of net sales) in fiscal 2004. The decrease in gross profit, both in amount and percentage, in the licensed apparel segment for fiscal 2005 was primarily the result of the decline in sales in our higher margin fashion sports apparel business. The gross profit percentage in the prior year was favorably impacted by a $1.2 million decrease in our receivable reserves in the second quarter of fiscal 2004 which predominantly impacted our licensed apparel segment. These reserves were established in the fourth quarter of fiscal 2003, but were no longer deemed necessary as actual discounts and allowances were less than anticipated.

Gross profit from non-licensed apparel was $16.3 million (23.7% of net sales) for fiscal 2005 compared to $13.2 million (27.3% of net sales) in fiscal 2004. The decrease in gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $2.2 million during fiscal 2005 from $4.3 million in fiscal 2004. There is no cost of goods sold component associated with these commission transactions.

Selling, general and administrative expenses for fiscal 2005 were $48.8 million compared to $48.0 million in fiscal 2004. This increase resulted primarily from increases in advertising and promotion ($1.4 million), design and product development ($710,000) and personnel costs ($320,000), which include health insurance benefits offset by a decrease in sales commission expense ($1.7 million). Advertising and promotion expenses increased due to increases in our co-operative advertising, national advertising commitments and purchased advertising. Design and product development expenses increased primarily due to more extensive sample development in our sports and Black Rivet lines and due to the newly launched Cece Cord division. The increase in personnel costs was attributable to additional personnel hired last year as well as increases in the cost of our health benefits partially offset by decreased bonus expense compared to last year. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force.

In fiscal 2005, we recorded a non-cash charge to operations in the amount of $882,000 associated with the sale of our joint venture interest in a factory located in China. We have taken no tax benefit for this charge.

Interest expense and financing charges were $1.1 million in fiscal 2005 compared to $1.2 million in fiscal 2004. We had lower borrowings in fiscal 2005 that were offset by higher interest rates.

We had an income tax expense of $1.3 million for fiscal 2005 compared to an income tax expense of $5.2 million in fiscal 2004. Our effective tax rate was 64.5% in fiscal 2005 compared to 38.5% in fiscal 2004. The higher effective tax rate in fiscal 2005 reflects the charge of $882,000 for which we did not record a tax benefit.

Year ended January 31, 2004 ("fiscal 2004") compared to year ended January 31, 2003 ("fiscal 2003")

Net sales were $225.1 million in fiscal 2004 compared to $203.3 million in fiscal 2003. Net sales of licensed apparel increased to $176.5 million in fiscal 2004 from $107.5 million in fiscal 2003. Sales of licensed apparel constituted 78.4% of our net sales in fiscal 2004 compared to 52.9% of our net sales in fiscal 2003. The increase in sales of licensed apparel was primarily attributable to increased sales of our core and fashion sports apparel ($41.2 million) and a shift in fiscal 2004 in sales to our largest customer from primarily proprietary branded product to primarily licensed product ($20.1 million). Net sales of non-licensed apparel decreased to $48.6 million in fiscal 2004 from $95.8 million in fiscal 2003. The decrease in net sales of non-licensed apparel was primarily due to a decrease in sales of women's and men's leather apparel, primarily as a result of the shift in sales to our largest customer from proprietary branded product to licensed product along with lower sales to this customer.

Gross profit increased to $62.8 million in fiscal 2004 from $49.9 million in fiscal 2003. Commission fee income, for which there is no related cost of goods sold, was $4.3 million in fiscal 2004 compared to $3.3 million in fiscal 2003. The increase in commission fee income over the prior year was in the non-licensed business segment primarily within women's leather apparel. As a percentage of net sales, gross profit increased to 27.9% in fiscal 2004 compared to 24.6% in fiscal 2003.

Gross profit for licensed apparel was $49.6 million in fiscal 2004, or 28.1% of net sales of licensed apparel, compared to $29.0 million in fiscal 2003, or 27.0% of net sales of licensed apparel. The increase in the gross profit margin percentage for licensed apparel was due to sales of higher margin sports apparel product. Gross profit for non-licensed apparel was $13.2 million in fiscal 2004, or 27.3% of net sales of non-licensed apparel, compared to $20.9 million in fiscal 2003, or 21.9% of net sales of non-licensed apparel. The increase in gross profit percentage for non-licensed apparel was primarily a result of losses during the prior fiscal year at the Indonesian facility prior to its closedown in December 2002 (approximately $1.3 million), and the portion ($554,000) of the aggregate charges relating to the closedown of the Indonesian subsidiary that was included in cost of goods sold in fiscal 2003. The increase in gross profit percentage for non-licensed apparel also resulted from the increase in commission fee income in fiscal 2004 while net sales of non-licensed apparel decreased.

Selling, general and administrative expenses increased to $48.0 million, or 21.4% of net sales, in fiscal 2004 from $42.2 million, or 20.8% of net sales, in fiscal 2003. Of this increase, approximately $3.6 million represented increased personnel expenses relating to expansion of our Classics Sports, Cole Haan and Sean John divisions, and increased bonus payments to our officers and employees. In addition, we had increased selling expenses of approximately $2.3 million primarily as a result of commissions paid to independent sales representatives in connection with sales of our Classics Sports apparel and Sean John products, and increased third party shipping costs of approximately $1.3 million as a result of an increase in the number of units required to be shipped, primarily because of increased sales of sports apparel product. These increases were offset, in part, by a reduction in advertising expenses of $938,000 and in bad debts of $504,000.

Interest and financing charges, net were $1.2 million in fiscal 2004 compared to $1.9 million in fiscal 2003. This decrease resulted primarily from lower borrowings due to lower inventory levels, as well as due to lower interest rates.

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

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality or our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary source to meet our cash requirements are borrowings under this credit facility and cash generated from operations. Ordinarily, our capital expenditures are not significant. We have recently entered into a lease that will increase our warehouse space effective October 1, 2005. We expect that we will spend an aggregate of approximately $1.0 million during fiscal 2006 and 2007 to construct the new warehouse space and renovate our existing warehouse space.

Our loan agreement, which was recently extended to May 31, 2008, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $35 million to $110 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $25 million to $75 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances as specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (5.75% as of April 1, 2005) or LIBOR plus 225 basis points (5.37% at April 1, 2005). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and limits payments for cash dividends and stock buybacks to an aggregate of $1.7 million without the consent of our lenders.

The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding including open letters of credit, under our loan agreement was approximately $80.1 million during fiscal 2003, $74.7 million in fiscal 2004 and $64.9 million in fiscal 2005. As of January 31, 2004 and 2005, there were no direct borrowings and no banker's acceptances outstanding. Our contingent liability under open letters of credit was approximately $1.8 million at January 31, 2005 compared to approximately $2.8 million as of January 31, 2004.

At January 31, 2005, we had cash and cash equivalents of $16.6 million. We generally use significant cash in the first nine months of our fiscal year as we build inventory and then generate receivables during the July to November period, which normally has our highest sales volumes of the year. During both fiscal 2004 and 2005, we fully repaid our borrowings under our credit agreement in late December.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of January 31, 2005 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

We generated $390,000 of cash from operating activities in fiscal 2005, resulting primarily from a decrease in inventory of $4.3 million and non cash charges for depreciation and amortization expense of $1.3 million and the write-down of $882,000 in our joint venture interest, offset in part by an increase in accounts receivable of $5.5 million. The decrease in inventory in fiscal 2005 resulted primarily from reduced fashion sports apparel inventory. Accounts receivable increased primarily due to increased sales in the fourth quarter of fiscal 2005 as compared to fiscal 2004.

In fiscal 2004, we had $12.9 million of cash provided from our operating activities resulting primarily from net income of $8.4 million, a decrease of $2.6 million in inventories, and $1.3 million in non-cash depreciation and amortization expense. The decrease in inventory was attributable to reduced inventory of leather skins associated with lower production of leather apparel.

In fiscal 2003, we had $1.9 million of cash provided from our operating activities resulting primarily from a decrease of $6.2 million in inventories, an increase of $1.9 million of accounts payable and accrued expenses and $1.5 million in non-cash depreciation and amortization expense, offset by an increase of $9.2 million in accounts receivable. The decrease in inventory was attributable to lower levels of leather skins inventory resulting from the shutdown of our Indonesian facility. The increase in accounts receivable was attributable to higher sales in the fourth quarter.

We used $865,000 of cash in investing activities in fiscal 2005. Capital expenditures, which were primarily for leasehold improvements for office and showroom space and computer equipment, amounted to $1.1 million partially offset by the proceeds of $200,000 from the sale of our joint venture interest. In fiscal 2004, we used $693,000 of cash in investing activities to pay for capital expenditures. In fiscal 2003, we used $1.2 million of cash in investing activities to pay an earn-out of $720,000 in connection with the acquisition of certain assets of Gloria Gay, and $443,000 of capital expenditures.

Cash flows generated by financing activities in fiscal 2005 were primarily from financing obtained under a capital lease arrangement ($600,000) and the exercise of stock options ($523,000). We had $493,000 of cash provided by financing activities in fiscal 2004 primarily due to $609,000 received in connection with the exercise of stock options, partially offset by $116,000 in payments of capital lease obligations. We had $249,000 of cash provided by financing activities in fiscal 2003 primarily due to $385,000 received in connection with the exercise of stock options, partially offset by $106,000 in payments of capital lease obligations.

We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit, are sufficient to meet our operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require us to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes effective for us on February 1, 2006.

We believe the pro forma disclosures in Note A to the financial statements under the caption "Stock Based Compensation" provide an appropriate short term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facility. The standard is effective for fiscal years beginning on or after January 1, 2006. We do not expect SFAS No. 151 to have a material effect on our results of operations or financial position.

Off Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2005, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$770	$770
Capital Lease Obligations	784	236	$436	$112
Operating Lease Obligations	17,503	2,620	5,768	5,584	$3,531
Minimum royalty payments(2)	36,319	12,558	20,149	3,612
Purchase obligations(3)	1,824	1,824
Total	$57,200	$18,008	$26,353	$9,308	$3,531

(1)	Includes notes payable by PT Balihides (an Indonesian subsidiary) under a previously existing line of credit. No other G-III entity has guaranteed this loan.

(2)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2006. Based on our average borrowings during fiscal 2005, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense of approximately $140,000.

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

ITEM 9B.    OTHER INFORMATION.

On April 22, 2005, we entered into Amendment No. 5 to our Sixth Amended and Restated Loan Agreement with Fleet National Bank, a Bank of America Company, JPMorgan Chase Bank, N.A., The CIT Group/Commercial Services, Inc., Israel Discount Bank of New York, HSBC Bank USA National Association and Bank Leumi USA. This amendment extended the term of our existing loan agreement for three years to May 31, 2008 and increased the maximum amount available under the loan agreement to $110 million. For a description of the key terms of the loan agreement, as amended by this amendment, see "Liquidity and Capital Resources" in Item 7 of this Annual Report on Form 10-K.

A copy of this amendment is attached as Exhibit 10.3(e) to this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading "About G-III". Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information contained under the heading "Proposal No. 1 — Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") relating to our Annual Meeting of Stockholders to be held on or about June 9, 2005, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see "Business-Executive Officers of the Registrant" in Item 1 above in this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Beneficial Ownership of Certain Stockholders and Management" in the 2005 Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 31, 2005, the last day of fiscal 2005, regarding securities issued under the Company's equity compensation plans that were in effect during fiscal 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	981,949	$4.87	384,800
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	981,949	$4.87	384,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading "Principal Accountant Fees and Services" in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
	3.	Exhibits:
	3.1	Certificate of Incorporation.[1]
	3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (the "Company").[6]
	10.1	Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.[4]
	10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between the Company and Morris Goldfarb.[8]
	10.3	Sixth Amended and Restated Loan Agreement, dated April 29, 2002, by and among G-III Leather Fashions, Inc. ("G-III"), the banks signatories thereto (the "Banks"), and Fleet Bank, N.A. ("Fleet Bank"), as Agent.[10]
	10.3(a)	Amendment No. 1 and Waiver to Sixth Amended and Restated Loan Agreement, dated March 18, 2003, by and among G-III, the Banks and Fleet Bank.[11]
	10.3(b)	Amendment No. 2 and Waiver to Sixth Amended and Restated Loan Agreement, dated December 1, 2003, by and among G-III, the Banks and Fleet Bank. [13]
	10.3(c)	Amendment No. 3 and Waiver to Sixth Amended and Restated Loan Agreement, dated March 12, 2004, by and among G-III, the Banks and Fleet Bank. [13]
	10.3(d)	Amendment No. 4 to Sixth Amended and Restated Loan Agreement, dated July 31, 2004. by and among G-III, the Banks and Fleet Bank. [14]
	10.3(e)	Amendment No. 5 to Sixth Amended and Restated Loan Agreement, dated April 22, 2005. by and among G-III, the Banks and Fleet Bank.
	10.6	Lease, dated September 21, 1993, between Hartz Mountain Associates and the Company.[3]
	10.6(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and the Company.[9]
	10.6(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and the Company.
	10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and the Company. [13]
	10.7	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates ("512") and the Company.[4]
	10.7(a)	Lease amendment, dated July 1, 2000, between 512 and the Company.[9]

10.8	Lease, dated January 31, 1994, between 512 and the Company.[5]
10.8(a)	Lease amendment, dated July 1, 2000, between 512 and the Company.[9]
10.10	G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.[4]
10.11	G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee Directors.[2]
10.12	G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[13]
10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.
10.13	Letter Agreement, dated December 2, 1998, between the Company and Aron Goldfarb.[7]
10.14	G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended. [13]
10.15	Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[12]
10.16	Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc. [12]
10.17	First Amendment of Lease Agreement dated April 1, 2004 between 345 W. 37th Corp. and G-III Leather Fashions, Inc. [13]
10.18	License Agreement dated November 29, 2004 between Kenneth Cole Productions (LIC), Inc. and G-III Apparel Group, Ltd. 14†
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, dated April 22, 2005.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
31.2	Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
32.2	Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the year ended January 31, 2005.

1/	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

2/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, which exhibit is incorporated herein by reference.

3/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, which exhibit is incorporated herein by reference.

4/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, which exhibit is incorporated herein by reference.

5/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, which exhibit is incorporated herein by reference.

6/	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

7/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

8/	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

9/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, which exhibit is incorporated herein by reference.

10/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, which exhibit is incorporated herein by reference.

11/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, which exhibit is incorporated herein by reference.

12/	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.

13/	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated herein by reference.

14/	Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004, which exhibit is incorporated herein by reference.

†	Confidential portions omitted.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. We will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder. All such requests should be directed to G-III Apparel Group, Ltd., 512 Seventh Avenue, 35th floor, New York, New York 10018, Attention: Mr. Wayne S. Miller, Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-III APPAREL GROUP, LTD.
By	/s/ Morris Goldfarb
Morris Goldfarb, Chief Executive Officer

April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Co-Chairman of the Board and Chief Executive Officer (principal executive officer)	April 27, 2005

Morris Goldfarb

/s/ Wayne Miller	Senior Vice President and Chief Financial and Operating Officer (principal financial and accounting officer)	April 27, 2005

Wayne S. Miller

Director and Co-Chairman of the Board

Aron Goldfarb

Director

Thomas J. Brosig

/s/ Pieter Deiters	Director	April 27, 2005

Pieter Deiters

/s/ Alan Feller	Director	April 27, 2005

Alan Feller

/s/ Carl Katz	Director	April 27, 2005

Carl Katz

/s/ Willem van Bokhorst	Director	April 27, 2005

Willem van Bokhorst

/s/ Richard White	Director	April 27, 2005

Richard White

Director

George J. Winchell

G-III Apparel Group, Ltd.
Report on Form 10-K for the Fiscal Year Ended
January 31, 2005
EXHIBIT INDEX

10.3(e)	Amendment No. 5 to Sixth Amended and Restated Loan Agreement, dated April 22, 2005 by and among G-III, the Banks and Fleet Bank.
10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and the Company.
10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
31.2	Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
32.2	Certification by Wayne S. Miller, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Annual Report on Form 10-K for the year ended January 31, 2005.

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

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 14, 2005

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31,
(in thousands, except share and per share amounts)

ASSETS	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$16,574	$16,072
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $6,690 and $8,922, respectively	24,783	19,304
Inventories, net	24,108	28,361
Deferred income taxes	3,357	5,895
Prepaid expenses and other current assets	3,887	2,928
Total current assets	72,709	72,560
PROPERTY, PLANT AND EQUIPMENT, NET	2,350	1,969
DEFERRED INCOME TAXES	2,050	1,940
OTHER ASSETS	3,486	4,227
	$80,595	$80,696
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$770	$770
Current maturities of obligations under capital leases	202	82
Income taxes payable	104	1,659
Accounts payable	6,565	6,155
Accrued expenses	5,200	6,506
Total current liabilities	12,841	15,172
LONG-TERM LIABILITIES	824	252
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock; 1,000,000 shares authorized; no shares issued and outstanding in all periods
Common stock — $.01 par value; authorized, 20,000,000 shares; 7,521,915 and 7,347,815 shares issued at January 31, 2005 and 2004, respectively	75	73
Additional paid-in capital	28,275	27,325
Accumulated other comprehensive income	50	47
Retained earnings	39,500	38,797
	67,900	66,242
Less common stock held in treasury — 244,817 shares, at cost, at January 31, 2005 and 2004	(970)	(970)
	66,930	65,272
	$80,595	$80,696

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended January 31,
	2005	2004	2003
Net sales	$214,278	$225,061	$203,301
Cost of goods sold	161,534	162,229	153,367
Gross profit	52,744	62,832	49,934
Selling, general and administrative expenses	48,796	48,039	42,201
Non-recurring charge	882		3,556
Operating profit	3,066	14,793	4,177
Interest and financing charges, net	1,086	1,179	1,907
Income before income taxes	1,980	13,614	2,270
Income tax expense	1,277	5,238	1,888
NET INCOME	$703	$8,376	$382
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$.10	$1.21	$.06
Weighted average number of shares outstanding	7,182	6,912	6,764
Diluted:
Net income per common share	$.09	$1.14	$.05
Weighted average number of shares outstanding	7,528	7,348	7,347

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended January 31, 2005, 2004 and 2003
(in thousands, except share amounts)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock held in Treasury	Total
Balance as of January 31, 2002	$69	$25,581	$94	$30,039	$(970)	$54,813
Employee stock options exercised	2	383				385
Tax benefit from exercise of options		226				226
Foreign currency translation adjustment			(58)			(58)
Net income for the year				382		382
Balance as of January 31, 2003	71	26,190	36	30,421	(970)	55,748
Employee stock options exercised	2	607				609
Tax benefit from exercise of options		528				528
Foreign currency translation adjustment			11			11
Net income for the year				8,376		8,376
Balance as of January 31, 2004	73	27,325	47	38,797	(970)	65,272
Employee stock options exercised	1	522				523
Tax benefit from exercise of options		133				133
Foreign currency translation adjustment			3			3
Issuance of restricted common stock	1	295				296
Net income for the year				703		703
Balance as of January 31, 2005	$75	$28,275	$50	$39,500	$(970)	$66,930

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended January 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$703	$8,376	$382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,344	1,275	1,489
Loss on sale of equity investment	882
Write off property plant and equipment of closed subsidiary			268
Write off goodwill relating to closed subsidiary			61
Deferred income tax expense (benefit)	2,428	141	(736)
Changes in operating assets and liabilities
Accounts receivable	(5,479)	(147)	(9,235)
Inventories, net	4,253	2,587	6,224
Income taxes, net	(1,555)	(40)	581
Tax benefit from exercise of options	133	528	226
Prepaid expenses and other current assets	(663)	(81)	902
Other assets	(827)	(158)	(138)
Accounts payable and accrued expenses	(896)	350	1,865
Long-term liabilities	67	22	10
Net cash provided by operating activities	390	12,853	1,899
Cash flows from investing activities
Capital expenditures	(1,065)	(693)	(443)
Purchase of certain assets of Gloria Gay Coats, LLC			(720)
Sale of joint venture interest for cash	200
Net cash used in investing activities	$(865)	$(693)	$(1,163)

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year ended January 31,
	2005	2004	2003
Cash flows from financing activities
Decrease in notes payable, net			$(30)
Proceeds from capital lease obligations	$600
Payments for capital lease obligations	(149)	$(116)	(106)
Proceeds from exercise of stock options	523	609	385
Net cash provided by financing activities	974	493	249
Effect of exchange rate changes on cash and cash equivalents	3	11	(58)
NET INCREASE IN CASH AND CASH EQUIVALENTS	502	12,664	927
Cash and cash equivalents at beginning of year	16,072	3,408	2,481
Cash and cash equivalents at end of year	$16,574	$16,072	$3,408
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,385	$1,381	$1,645
Income taxes	$253	$4,598	$1,779
Non-cash investing and financing activities:
Acquisition of fixed assets under capital lease	$174
Issuance of restricted stock	$296

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005, 2004 and 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

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

Goods are shipped in accordance with specific customer orders. The Company recognizes sales when the risks and rewards of ownership have transferred to its customer, determined by the Company to be when title to the merchandise passes to its customer. In addition, the Company acts as an agent in brokering sales between its customers and overseas factories. On these transactions, the Company recognizes commission fee income on sales that are financed by and shipped directly to its customers. Title to goods shipped from the Company's overseas vendors transfers to customers when the goods have been delivered to the customer. The Company recognizes commission income upon the completion of the delivery by its vendor to its customer.

4.	Returns and Allowances

We reserve against known charge backs, as well as for an estimate of potential future deductions and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational charge backs which include shipping violations and freight charges. Estimated costs associated with allowable deductions for customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, net of historical recoveries, operational chargebacks and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable.

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate.

5.	Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES   (continued)

6.	Intangibles

The Company purchased the operations and certain assets of Gloria Gay Coats, LLC in January 2001. The purchase price was $3.4 million, which includes contingent payments subsequently paid in an aggregate amount of $2.2 million. The purchase price was allocated to a license agreement acquired in connection with this transaction. The $1.9 million aggregate net intangible asset remaining with respect to the license agreement is included in other assets on the balance sheet and is being amortized using the straight-line method through 2009, the expected life of this license.

7.	Depreciation and Amortization

Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

The following are the estimated lives of the Company's fixed assets:

Machinery and equipment	5 to 7 years
Furniture and fixtures	5 years
Computer equipment and software	2 to 5 years
Building	20 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvements, whichever is shorter.

8.	Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 144, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

9.	Income Taxes

Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

10.	Joint Venture

The Company had a joint venture with an entity principally to operate a factory located in the People's Republic of China. The Company accounted for the joint venture operations, which were not material, using the equity method of accounting.

In September 2004, the Company committed to sell its interest in the joint venture and, as a result, recorded a non-cash charge of $882,000 to write down the investment to the estimated proceeds of the sale. In January 2005, the Company completed the sale for $200,000, which represented the adjusted carrying value of the investment at the time. The investment balance was $1.2 million at January 31, 2004 and was included in Other Assets. There was no remaining investment balance at January 31, 2005.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES   (continued)

11.	Net Income Per Common Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share amounts have been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period. Options to acquire an aggregate of approximately 24,000, 54,000 and 45,000 shares of common stock were not included in the computation of diluted income per common share for the years ended January 31, 2005, 2004 and 2003, respectively, as including them would have been anti-dilutive.

A reconciliation between basic and diluted income per share is as follows:

	Year ended January 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income	$703	$8,376	$382

Basic EPS:
Basic common shares	7,182	6,912	6,764
Basic EPS	$0.10	$1.21	$0.06

Diluted EPS:
Basic common shares	7,182	6,912	6,764
Plus impact of stock options	346	436	583
Diluted common shares	7,528	7,348	7,347
Diluted EPS	$0.09	$1.14	$0.05

12.	Stock-based Compensation

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES   (continued)

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based Compensation — Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

	Year ended January 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income — as reported	$703	$8,376		$382
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	336	310		297
Pro forma net income	$367	$8,066		$85

Earnings per share:
Basic — as reported	$0.10	$1.21	$	..06
Basic — adjusted	$0.05	$1.17	$	..01

Diluted — as reported	$0.09	$1.14	$	..05
Diluted — adjusted	$0.05	$1.10	$	..01

The effects of applying SFAS No. 123 on this pro forma disclosure may not be indicative of future results.

13.	Costs of goods sold

Cost of goods sold includes the expenses incurred to acquire, produce and prepare inventory for sale, including product costs, warehouse staff wages, freight in, import costs, packaging materials, the cost of operating our overseas offices and royalty expense. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

14.	Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Shipping and handling costs included in selling, general and administrative expenses were $9.6 million, $9.7 million and $7.7 million for the years ended January 31, 2005, 2004 and 2003, respectively.

15.	Advertising Costs

The Company expenses advertising costs as incurred and they are included in selling, general and administrative expense. Advertising costs charged to expense were $5.9 million, $4.6 million and $5.5 million in fiscal 2005, 2004 and 2003, respectively.

16.	Reclassifiations

Certain amounts in the Consolidated Statements of Income for January 31, 2004 and 2003 have been reclassified to conform to the current year presentation.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES   (continued)

17.	Use of Estimates

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

18.	Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of their maturity.

19.	Foreign Currency Translation

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

20.	Effects of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes effective for the company on February 1, 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facility. The standard is effective for fiscal years beginning on or after January 1, 2006. We do not expect SFAS No. 151 to have a material effect on the Company's Consolidated Financial Statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE B − INVENTORIES

Inventories consist of:

	January 31,
	2005	2004
	(000's)
Finished goods	$20,761	$21,777
Work-in-process	83	125
Raw materials	3,264	6,459

	$24,108	$28,361

Raw materials of $2.8 million and $6.1 million were maintained in China at January 31, 2005 and January 31, 2004, respectively.

NOTE C — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of:

	January 31,
	2005	2004
	(000's)
Machinery and equipment	$1,544	$1,536
Leasehold improvements	5,611	5,458
Furniture and fixtures	1,451	1,436
Computer equipment	6,289	5,837
Land and building	969	969
Property under capital leases (Note G)
Computer equipment	184	180
Leasehold improvements	650	200
Furniture and fixtures	150
	16,848	15,616
Less accumulated depreciation and amortization (including $207,000 and $233,000 on property under capital leases at January 31, 2005 and 2004, respectively)	14,498	13,647
	$2,350	$1,969

NOTE D — NOTES PAYABLE

Notes payable include foreign notes payable by PT Balihides, the Company's Indonesian subsidiary. The foreign notes payable represent maximum borrowings under a previously existing line of credit of $770,000 with an Indonesian bank, as of January 31, 2005 and 2004. The loan is collateralized by the property, plant, and equipment of the subsidiary and is not the obligation of any G-III entity other than PT Balihides.

The Company's domestic loan agreement, which expires on May 31, 2008, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE D — NOTES PAYABLE   (continued)

in amounts that range from $35 million to $110 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $25 million to $75 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and overadvances specified in the agreement. There was no loan balance outstanding at either January 31, 2005 or 2004 under this agreement. The line of credit includes a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement.

All borrowings under the agreement bear interest at the option of the Company at either the prevailing prime rate (5.75% at April 1, 2005) or LIBOR plus 225 basis points (5.37% at April 1, 2005) and are collateralized by the assets of the Company. The loan agreement requires the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and limits the payment of cash dividends and stock buybacks to an aggregate of $1.7 million without the consent of our lenders.

The weighted average interest rate for amounts borrowed under the domestic loan agreement was 4.0% and 3.5% for the years ended January 31, 2005 and 2004, respectively.

At January 31, 2005 and 2004, the Company was contingently liable under letters of credit in the amount of approximately $1.8 million and $2.8 million, respectively.

NOTE E — NON-RECURRING CHARGE

The unpaid portion of the non-recurring charge is included in "Accrued expenses" on the Consolidated Balance Sheet. The status of the components of the Non-recurring charge was:

	Severance	Accrued Expenses and Other	Professional Fees	Net write-off of Indonesian Assets	Inventory Valuation Impairment	Total
	(000s)
Initial Charge	$2,050	$1,040	$435	$385	$200	$4,110
Utilized in Fiscal 2003	1,123	470	15	385	200	2,193
Reserve at January 31, 2003	927	570	420	—	—	1,917
Utilized in Fiscal 2004	846	139	420	—	—	1,405
Reserve at January 31, 2004	81	431	—	—	—	512
Utilized in Fiscal 2005	15	86	—	—	—	101
Reserve at January 31, 2005	$66	$345	$0	$0	$0	$411

In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The fiscal quarter and year ended January 31, 2003 included charges aggregating $4.1 million ($3.4 million on an after-tax basis) in connection with this closedown. In the Company's Consolidated Statements of Income for that year, $3.6 million of these charges were included in "Non-recurring charge" and $554,000 of these charges were included in "Cost of goods sold".

Based on current estimates, management believes that existing accruals are adequate.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE F — INCOME TAXES

The income tax provision is comprised of the following:

	Year ended January 31,
	2005	2004	2003
	(000's)
Current
Federal	$(1,120)	$3,971	$1,402
State and city	(53)	1,104	462
Foreign	22	22	760

	(1,151)	5,097	2,624

Deferred tax expense (benefit)	2,428	141	(736)

	$1,277	$5,238	$1,888

Income (loss) before income taxes
United States	$1,865	$13,464	$2,691
Non-United States	115	150	(421)

The significant components of the Company's deferred tax asset at January 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(000's)
Supplemental employee retirement plan	$121	$118
Officer bonus		340
Provision for bad debts and sales allowances	2,375	3,078
Depreciation and amortization	1,483	1,472
Inventory write-downs	252	1,110
Advertising allowance	300	490
Sales return accrual	428	551
Straight-line lease	327	314
Other	121	362
	$5,407	$7,835

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE F — INCOME TAXES   (continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended January 31, 2005		Year ended January 31, 2004		Year ended January 31, 2003
	Amount	Percent of Income	Amount	Percent of Income	Amount	Percent of Income
	(000's)		(000's)		(000's)
Provision for Federal income taxes at the statutory rate	$673	34.0%	$4,765	35.0%	$794	35.0%
State and city income taxes, net of Federal income tax benefit	330	16.6	738	5.4	218	9.6
Effect of foreign taxable operations	(17)	(0.8)	(31)	(0.2)	827	36.4
Effect of permanent differences resulting in Federal taxable income	422	21.3	18	0.1	51	2.2
Other, net	(131)	(6.6)	(252)	(1.8)	(2)	—
Actual provision for income taxes	$1,277	64.5%	$5,238	38.5%	$1,888	83.2%

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.0 million at January 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

In addition, certain leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum rental payments for operating leases having noncancellable lease periods in excess of one year and future minimum lease payments under capital leases at January 31, 2005:

	Operating Leases	Capital Leases
	(in thousands)
Year ending January 31,
2006	$2,620	$236
2007	2,850	231
2008	2,918	205
2009	2,790	112
2010	2,794	—
Thereafter	3,531	—

Net minimum lease payments	$17,503	784
Less amount representing interest		72

Present value of minimum lease payments		$712

Current portion		$202
Noncurrent portion		510

Present value of minimum lease payments		$712

Rent expense on the above operating leases (including the lease with 345 West – see Note J) for the years ended January 31, 2005, 2004 and 2003 was approximately $2.7 million, $2.4 million and $2.2 million, respectively, net of sublease income of $190,000 for the year ended January 31, 2003. There was no sublease income during the years ended January 31, 2005 and 2004.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE G — COMMITMENTS AND CONTINGENCIES   (continued)

The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $12.3 million, $15.3 million and $9.0 million, for the years ended January 31, 2005, 2004 and 2003, respectively. Contractual advertising expense (included in selling, general and administrative expense) were $2.7 million, $2.4 million and $2.4 million for the years ended January 31, 2005, 2004 and 2003, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year ending January 31,	Amount
(in thousands)
2006	$12,558
2007	13,665
2008	6,484
2009	3,570
2010	42
$36,319

The Company has an employment agreement with its chief executive officer which expires on January 31, 2008. The agreement provides for a base salary as well as bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

NOTE H — STOCKHOLDERS' EQUITY

The loan agreement limits the payment of cash dividends and stock buybacks to an aggregate amount of $1.7 million without the consent of the lenders.

Stock Options

The Company's stock plans authorize the granting of 2,180,000 options to executive officers and key employees and 181,500 options to directors of the Company. It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The weighted average fair value at date of grant for options granted during fiscal 2005, 2004 and 2003 was $4.92, $4.99, and $4.21 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in fiscal 2005, 2004 and 2003, respectively:

	2005	2004	2003
Expected stock price volatility	67.5%	65.4%	61.3%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	3.9%	3.2%	3.6%
Expected dividend yield	0%	0%	0%

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE H — STOCKHOLDERS' EQUITY   (continued)

Information regarding all options for fiscal 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted average exercise Price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	1,057,749	$4.67	1,240,020	$4.17	1,182,650	$3.33

Exercised	(124,100)	$4.22	(227,171)	$2.68	(176,598)	$2.18
Granted	51,000	$7.52	59,000	$7.94	240,000	$6.88
Cancelled or forfeited	(2,700)	$5.36	(14,100)	$6.48	(6,032)	$4.61

Options outstanding at end of year	981,949	$4.87	1,057,749	$4.67	1,240,020	$4.17
Exercisable	728,449	$4.08	726,779	$3.93	813,280	$3.45

The following table summarizes information about stock options outstanding:

Range of exercise prices	Number outstanding as of January 31,2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 31,2005	Weighted average exercise price
$1.75 - $3.00	324,991	3.2 years	$2.40	324,991	$2.40
$3.01 - $6.00	269,158	3.0 years	$4.69	262,358	$4.67
$6.01 - $9.00	363,800	7.6 years	$6.85	134,700	$6.68
$9.01 - $10.70	24,000	8.4 years	$10.51	6,400	$10.27
	981,949			728,449

Included in the above outstanding options as of January 31, 2004 and 2003 are 25,000 options with an exercise price of $6.50 per share and 25,000 options with an exercise price of $5.50 per share. The fair value of the Company's stock at the date of grant was $3.75 per share. These options were exercised during the year ended January 31, 2005. All other options were issued at an exercise price equal to the fair market value of the Company's stock at the date of grant.

NOTE I — MAJOR CUSTOMER

For the years ended January 31, 2005, 2004 and 2003, one customer accounted for 15.0%, 15.3%, and 20.2%, respectively, of the Company's net sales. In the year ended January 31, 2004, the majority of sales to this customer were generated in the licensed business segment. In the years ended January 31, 2005 and 2003, the majority of sales to this customer were generated in the non-licensed business segment.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE J — RELATED PARTY TRANSACTIONS

During the years ended January 31, 2005, 2004 and 2003, G-III leased space from 345 West 37th Corp. ("345 West"), a property owned by two principal stockholders. Rent and other operating expenses paid by G-III to 345 West during the years ended January 31, 2005, 2004 and 2003, amounted to approximately $200,000, $230,000, and $161,000 respectively.

As of January 31, 2003, an executive of the Company owned an approximate 5% equity interest on a fully diluted basis in Wilsons The Leather Experts Inc. ("Wilsons"), a customer of the Company. During the fiscal year ended January 31, 2004, the executive disposed of the entire investment. In addition, an outside director of the Company owned an approximate 2% indirect equity interest on a fully diluted basis of Wilsons. This director resigned from the Board of Directors of G-III effective January 1, 2004. During the years ended January 31, 2004 and 2003, the years in which the executive had an equity interest, Wilsons accounted for approximately $6.6 million and $8.7 million, respectively, of the Company's net sales.

NOTE K – EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant's compensation. The Company's matching contributions amounted to approximately $245,000, $208,000, and $186,000, for the years ended January 31, 2005, 2004 and 2003, respectively.

NOTE L — SEGMENTS

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

	2005		2004		2003
	Licensed	Non- Licensed	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$145,650	$68,628	$176,504	$48,557	$107,506	$95,795
Cost of goods sold	109,159	52,375	126,914	35,315	78,507	74,860
Gross profit	36,491	16,253	49,590	13,242	28,999	20,935
Selling, general and administrative	37,185	11,611	36,579	11,460	25,412	16,789
Non-recurring charge		882				3,556
Operating profit (loss)	(694)	3,760	13,011	1,782	3,587	590
Interest and financing charges, net	839	247	753	426	886	1,021
Income (loss) before income taxes	$(1,533)	$3,513	$12,258	$1,356	$2,701	$(431)
Depreciation and amortization	$1,035	$309	$995	$280	$877	$612

Commission fee income was $2.2 million, $4.3 million, and $3.3 million for fiscal 2005, 2004 and 2003, respectively. This fee income is included in non-licensed net sales and gross profit. The Company allocates all expenses to its two reportable segments. The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2005, 2004 and 2003

NOTE L — SEGMENTS   (continued)

	2005		2004		2003
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Geographic region
United States	$213,278	$6,853	$224,572	$6,015	$200,855	$6,780
Non-United States	1,000	1,033	489	2,121	2,446	2,021
	$214,278	$7,886	$225,061	$8,136	$203,301	$8,801

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2005, 2004 and 2003.

Included in finished goods inventory at January 31, 2005, 2004 and 2003 are $14.0 million and $6.5 million, $15.4 million and $6.4 million, and $10.4 million and $10.6 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

NOTE M — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2005 and 2004 are as follows:

	Quarter ended
	April 30, 2004	July 31, 2004		October 31, 2004	January 31, 2005
January 31, 2005
Net sales	$16,498	$43,975		$115,406	$38,399
Gross profit	1,739	10,621		34,048	6,336
Net income (loss)	(4,827)	(1,660	)(a)	9,897	(2,707)

Net income (loss) per common share
Basic	$(0.68)	$(0.23	)(a)	$1.38	$(0.37)
Diluted	(0.68)	(0.23	)(a)	1.33	(0.37)

	Quarter ended
	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
January 31, 2004
Net sales	$18,783	$45,449	$126,086	$34,743
Gross profit	4,425	15,831	37,878	4,698
Net income (loss)	(2,627)	2,718	11,380	(3,095)

Net income (loss) per common share
Basic	$(0.38)	$0.40	$1.65	$(0.44)
Diluted	(0.38)	0.37	1.50	(0.44)

(a)	Includes a charge of $882,000, net of tax, or $.12 per diluted share, associated with the write-down of the Company's joint venture investment.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions (a)	Balance at end of period
Year ended January 31, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,462	$304		$34	$1,732
Reserve for sales allowances (b)	7,460	4,393		6,895	4,958
	$8,922	$4,697		$6,929	$6,690

Year ended January 31, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$1,312	$422		$272	$1,462
Reserve for sales allowances (b)	6,399	5,916		4,855	7,460
	$7,711	$6,338		$5,127	$8,922

Year ended January 31, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$614	$902		$204	$1,312
Reserve for sales allowances (b)	5,555	5,303		4,459	6,399
	$6,169	$6,205		$4,663	$7,711

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1