Form 10-Q
period 2005-04-30
G III APPAREL GROUP LTD /DE/
filed 2005-06-09
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              April 30, 2005
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ----------------------

Commission File Number                                0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

             Delaware                                         41-1590959
------------------------------------                      -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                  512 Seventh Avenue, New York, New York    10018
          ------------------------------------------------------------
               (Address of Principal Executive Offices)    (Zip Code)

                                 (212) 403-0500
          ------------------------------------------------------------
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

                                 Yes [ ] No [X]

As of June 1, 2005, there were 7,289,198 common shares outstanding.



Part I          FINANCIAL INFORMATION                                                              Page No.

    Item 1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                        April 30, 2005, April 30, 2004 and January 31, 2005 ..............................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended April 30, 2005 and 2004................................4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended April 30, 2005 and 2004................................5

                Notes to Condensed Consolidated Financial Statements......................................6

    Item 2.   Management's Discussion and Analysis of

Part II         OTHER INFORMATION

    Item 6.   Exhibits...................................................................................13


ITEM 1. FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                            APRIL 30,           APRIL 30,           JANUARY 31,
                                                                              2005                2004                 2005
                                                                              ----                ----                 ----
                                                                           (unaudited)         (unaudited)

                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $22,685           $ 15,731             $ 16,574
    Accounts receivable, net of allowance for doubtful accounts and
    sales discounts of $3,943, $5,647 and $6,690, respectively                   7,788             10,155               24,783
     Inventories, net                                                           22,625             26,588               24,108
     Income taxes receivable                                                     3,686              2,382                    -
     Deferred income taxes                                                       3,357              5,895                3,357
     Prepaid expenses and other current assets                                   7,267              4,783                3,887
                                                                             ---------           --------             --------
           Total current assets                                                 67,408             65,534               72,709
PROPERTY, PLANT AND EQUIPMENT, NET                                               2,247              1,842                2,350
DEFERRED INCOME TAXES                                                            2,050              1,940                2,050
OTHER ASSETS                                                                     3,161              4,059                3,486
                                                                             ---------           --------             --------
                                                                               $74,866           $ 73,375             $ 80,595
                                                                             =========           ========             ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                 $770         $      770             $    770
    Current maturities of obligations under capital leases                         199                 52                  202
    Income taxes payable                                                                                -                  104
    Accounts payable                                                             6,766              7,351                6,565
    Accrued expenses                                                             4,046              4,179                5,200
                                                                             ---------           --------             --------
           Total current liabilities                                            11,781             12,352               12,841
                                                                             ---------           --------             --------
LONG-TERM LIABILITIES                                                              774                247                  824
                                                                             ---------           --------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; 20,000,000 shares authorized; 7,532,115,
      7,402,815 and 7,521,915 shares issued,
      respectively                                                                  75                 74                   75
    Additional paid-in capital                                                  28,314             27,651               28,275
    Accumulated other comprehensive income                                          61                 51                   50
    Retained earnings                                                           34,831             33,970               39,500
                                                                             ---------           --------             --------
                                                                                63,281             61,746               67,900
    Less common stock held in treasury - 244,817
    shares at cost                                                                (970)              (970)                (970)
                                                                             ---------           --------             --------
                                                                                62,311             60,776               66,930
                                                                             ---------           --------             --------
                                                                               $74,866           $ 73,375             $ 80,595
                                                                             =========           ========             ========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)



                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                  ----------------------------
                                                                                           (Unaudited)
                                                                                 2005                       2004
                                                                                 ----                       ----

Net sales                                                                      $13,767                   $ 16,498

Cost of goods sold                                                              12,852                     14,759
                                                                             ---------                  ---------

Gross profit                                                                       915                      1,739

Selling, general and administrative expenses                                     9,103                     10,134
                                                                             ---------                  ---------

          Operating loss                                                        (8,188)                    (8,395)

Interest and financing charges, net                                                  3                         73
                                                                             ---------                  ---------

          Loss before income taxes                                              (8,191)                    (8,468)

Income tax benefit                                                              (3,522)                    (3,641)
                                                                             ---------                  ---------

          Net loss                                                             $(4,669)                  $ (4,827)
                                                                             =========                  =========

LOSS PER COMMON SHARE:

Basic and Diluted:

          Net loss per common share                                            $ (0.64)                   $ (0.68)
                                                                             =========                  =========

          Weighted average number of shares outstanding                      7,285,000                  7,119,000
                                                                             =========                  =========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                              THREE MONTHS ENDED APRIL 30,
                                                                              ----------------------------
                                                                                      (Unaudited)
                                                                                      -----------
                                                                                   2005        2004
                                                                                 --------    --------

Cash flows from operating activities
   Net loss                                                                      $ (4,669)   $ (4,827)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
        Depreciation and amortization                                                 300         312
        Changes in operating assets and liabilities:
           Accounts receivable                                                     16,995       9,149
           Inventories, net                                                         1,483       1,773
           Income taxes, net                                                       (3,790)     (4,041)
           Prepaid expenses and other current assets                               (3,380)     (1,855)
           Other assets                                                               325          47
           Accounts payable and accrued expenses                                     (953)     (1,131)
                                                                                 --------    --------

        Net cash provided by (used in) operating activities                         6,311        (573)
                                                                                 --------    --------

Cash flows from investing activities
   Capital expenditures                                                              (197)        (64)
                                                                                 --------    --------
         Net cash used in investing activities                                       (197)        (64)
                                                                                 --------    --------

Cash flows from financing activities
    Payments for capital lease obligations                                            (53)        (35)
    Proceeds from exercise of stock options                                            39         327
                                                                                 --------    --------
        Net cash provided by (used in) financing activities                           (14)        292
                                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents                           11           4
                                                                                 --------    --------

      Net increase (decrease) in cash and cash equivalents                          6,111        (341)

Cash and cash equivalents at beginning of period                                   16,574      16,072
                                                                                 --------    --------

Cash and cash equivalents at end of period                                       $ 22,685    $ 15,731
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                      $    101    $    179
   Income taxes                                                                  $    278    $    385


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion
---------------------------

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three month period ended April 30, 2005 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the
Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain amounts in the Condensed Consolidated Statements of Operations for April
30, 2004 have been reclassified to conform to the current period presentation.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K filed with the Securities and Exchange Commission for the year ended
January 31, 2005.

Note 2 - Effects of Recently Issued Accounting Pronouncements
-------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. The
Company is currently evaluating the requirements and impact of SFAS No. 123 (R)
on the Company's Consolidated financial statements. We believe the pro forma disclosures in Note 5 - Stock-Based Compensation provide an appropriate short-term indicator as to the level of expense that will be recognized in accordance with SFAS No. 123(R). SFAS No. 123(R) becomes effective for the
Company on February 1, 2006.

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

Note 3 - Inventories
--------------------

Inventories consist of:



                                   APRIL 30,         April 30,            January 31,
                                      2005             2004                  2005
                                   ---------         ---------            ---------
                                                   (in thousands)

       Finished goods              $  18,358         $  18,995            $  20,761
       Work-in-process                   638               618                   83
       Raw materials                   3,629             6,975                3,264
                                   ---------         ---------            ---------
                                   $  22,625         $  26,588            $  24,108
                                   =========         =========            =========


Note 4 - Net Loss per Common Share
----------------------------------

Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period.

Note 5 - Stock-Based Compensation
---------------------------------

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the market price of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the
Company recognizes no compensation expense for the stock option grants.

Pro forma disclosures, as required by SFAS No. 148, "Accounting for Stock Based
Compensation - Transition and Disclosure," are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:



                                                       Three Months ended April 30,
                                                            2005       2004
                                                           -------    -------
                                                             (in thousands,
                                                        except per share amounts)

         Net loss - as reported                            $(4,669)   $(4,827)
         Deduct:  Stock-based employee compensation
             expense determined under fair value method,
             net of related tax effects                         74         86
                                                           -------    -------

         Pro forma net loss                                $(4,743)   $(4,913)
                                                           =======    =======

         Loss per share:

             Basic and diluted - as reported               $ (0.64)   $ (0.68)

             Basic and diluted - adjusted                  $ (0.65)   $ (0.69)


Note 6 - Notes Payable
----------------------

The Company's domestic loan agreement, which expires on May 31, 2008, is a collateralized working capital line of credit with six banks that provides for an aggregate maximum line of credit in amounts that range from $35 million to
$110 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $25 million to $75 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over advances as specified in the agreement. The line of credit includes a requirement that the
Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company met this requirement. There was no balance outstanding at April 30, 2005, January 31, 2005 or April 30, 2004 under this agreement.

Notes payable also includes a foreign note payable by PT Balihides, the
Company's inactive Indonesian subsidiary.

Note 7 - Closing of Manufacturing Facility
------------------------------------------

The unpaid portion of the non-recurring charge associated with the closing of our Indonesian manufacturing facility in December 2002 are included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The balance in the reserve at April 30, 2005 and January 31, 2005 is $405,000 and $411,000,
respectively, and represent accrued expenses, severance and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Note 8 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three-month periods indicated below:



                                                              THREE MONTHS ENDED APRIL 30,
                                                              ----------------------------
                                                             2005                    2004
                                                             ----                    ----
                                                                   NON-                    Non-
                                                     LICENSED    LICENSED    Licensed    Licensed
                                                     --------    --------    --------    --------

               Net sales                             $ 11,512    $  2,255    $ 14,261    $  2,237

               Cost of goods sold                      10,075       2,777      11,965       2,794
                                                     --------    --------    --------    --------

               Gross profit                             1,437        (522)      2,296        (557)

               Selling, general and administrative      6,293       2,810       7,402       2,732
                                                     --------    --------    --------    --------

               Operating loss                          (4,856)     (3,332)     (5,106)     (3,289)

               Interest expense, net                        2           1          43          30
                                                     --------    --------    --------    --------

               Loss before income taxes              $ (4,858)   $ (3,333)   $ (5,149)   $ (3,319)
                                                     ========    ========    ========    ========


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

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we are continually adding new fashion and sports apparel licenses and are continuously seeking new licensing opportunities. We believe that consumers prefer to buy brands they know and we have sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution and at a variety of price points. In March 2005, we entered into a license agreement through January 31,
2009 to manufacture a young, contemporary women's outerwear line for House of
Dereon, a brand by the entertainer, Beyonce Knowles. In April 2005, we entered into a license agreement through January 31, 2009 with Trump Marks, LLC, a brand by Donald Trump, to manufacture outerwear, activewear and headwear.

RESULTS OF OPERATIONS

Historically, we have our lowest net sales during our first fiscal quarter. Net sales for the three months ended April 30, 2005 decreased to $13.8 million from
$16.5 million in the same period last year. Net sales of licensed apparel decreased $2.8 million to $11.5 million from $14.3 compared to the same quarter last year, primarily as a result of decreased sales of fashion sports apparel
($4.2 million) partially offset by increased sales in our core sports products
($1.4 million). Net sales of our non-licensed apparel were approximately the same for both periods.

Gross profit decreased to $915,000, or 6.6% of net sales, for the three month period ended April 30, 2005 from $1.7 million, or 10.5% of net sales, in the same period last year. Gross profit as a percentage of net sales decreased primarily due to fewer regular priced shipments as a result of the decrease in sales of our fashion sports apparel and the impact of spreading comparable fixed costs over lower sales volume. The decrease in the gross profit percentage for sales of licensed apparel from 16.1% in the prior period to 12.5% in the current period was also primarily the result of the impact of spreading comparable fixed costs over lower sales volume. The gross profit amounts and percentages in our non-licensed segment were comparable for both periods.

Selling, general and administrative expenses decreased to $9.1 million in the three-month period ended April 30, 2005 from $10.1 million in the same period last year. The decrease is primarily the result of decreased advertising and promotional expenses ($400,000), a reduction in our third party warehousing costs ($200,000) and a reduction in our bad debt expense ($200,000). Advertising and promotional expenses decreased primarily due to lower trade show expenses and a decrease in advertising purchased by us. Third party warehousing expense decreased due to shipping less units. Bad debt expense was favorably impacted by the improvement in our accounts receivable as a result of our continued focus on collecting slower paying accounts.

Interest and finance charges, net for the three-month period ended April 30,
2005 were $3,000 compared to $73,000 for the comparable period last year.
Interest expense decreased primarily due to interest income increasing in the three months ended April 30, 2005 over the prior comparable period due to higher average cash balances during the quarter and slightly higher investment returns.

Income tax benefit for the three months ended April 30, 2005 was $3.5 million compared to $3.6 million in the comparable period last year. Both periods reflect an estimated effective tax rate of approximately 43.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter.

Our loan agreement, which was extended to May 31, 2008 during the quarter ended
April 30, 2005, is a collateralized working capital line of credit with six banks that provides for a maximum line of credit in amounts that range from $35 million to $110 million at specific times during the year. The line of credit provides for maximum direct borrowings ranging from $25 million to $75 million during the year. The unused balance may be used for letters of credit. Amounts available for borrowing are subject to borrowing base formulas and over-advances as specified in the agreement.

Direct borrowings under the line of credit bear interest at our option at either the prevailing prime rate (6.0% as of June 1, 2005) or LIBOR plus 225 basis points (5.6% at June 1, 2005). Our assets collateralize all borrowings. The loan agreement requires us, among other covenants, to maintain specified earnings and tangible net worth levels, and limits payments for cash dividends and stock buybacks to an aggregate of $1.7 million over the term of the agreement without the consent of our lenders.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2005 and 2004, there were no direct borrowings and no banker's acceptances outstanding. Our contingent liability under open letters of credit was approximately $14.1 million at April 30, 2005 compared to approximately $13.4 million as of April 30, 2004.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an
Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of April 30, 2005 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

For the period ended April 30, 2005, we incurred no direct borrowings. We had cash and cash equivalents of $22.7 million as of April 30, 2005. During the quarter, we generated $6.3 million of cash from operating activities, resulting primarily from a decrease in our accounts receivable of $17.0 million, offset in part by our net loss of $4.7 million, an increase in our income tax receivable of $3.8 million and an increase in our prepaid expenses of $3.4 million. The decrease in accounts receivable in the quarter resulted primarily from the collection of accounts receivable in excess of additional sales, which is consistent with our seasonal pattern in prior years. The increase in prepaid expenses is primarily a result of prepaid royalties and our prepaid sample activity for the upcoming fall season. Cash flows from investing and financing activities were not significant.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31,
2005 are those that depend most heavily on these judgments and estimates. As of
April 30, 2005, there have been no material changes to any of these critical accounting policies.

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

We believe the pro forma disclosures in Note 5 - Stock-Based Compensation to the accompanying financial statements provide an appropriate short-term indicator as to the level of expense that will be recognized in accordance with SFAS No.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2005.

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
                      the fiscal quarter ended April 30, 2005.

              31.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2005.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2005.

              32.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        G-III APPAREL GROUP, LTD.
                                                      (Registrant)

Date:    June 8, 2005                 By: /s/ Morris Goldfarb
                                          ----------------------------------
                                               Morris Goldfarb
                                               Chief Executive Officer

Date:    June 8, 2005                 By: /s/ Wayne S. Miller
                                          ---------------------------------
                                               Wayne S. Miller
                                               Chief Financial Officer

