Form 10-Q
period 2005-07-31
G III APPAREL GROUP LTD /DE/
filed 2005-09-14
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              July 31, 2005
                               -------------------------------------------------

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

                           Yes     X         No
                              ----------        -----------

Indicate by checkmark if the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).

                           Yes               No       X
                              ----------       ------------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
                           Yes               No      X
                              ----------       ------------

As of September 1, 2005, there were 8,167,764 common shares outstanding.

Part I       FINANCIAL INFORMATION                                      Page No.

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
               July 31, 2005, July 31, 2004 and January 31, 2005 ..............3

             Condensed Consolidated Statements of Operations -
               For the Three Months Ended July 31, 2005 and 2004...............4

             Condensed Consolidated Statements of Operations -
               For the Six Months Ended July 31, 2005 and 2004.................5

             Condensed Consolidated Statements of Cash Flows -
               For the Six Months Ended July 31, 2005 and 2004.................6

             Notes to Condensed Consolidated Financial Statements..............8

    Item 2.  Management's Discussion and Analysis of

Part II      OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Stockholders..................20

    Item 6.  Exhibits.........................................................21

ITEM 1. FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                                  JULY 31,         JULY 31,         JANUARY 31,
                                                                                   2005              2004              2005
                                                                                   ----              ----              ----
                                                                                (unaudited)      (unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                     $   1,194         $     680        $  16,574
    Accounts receivable, net of allowance for doubtful accounts and sales
      discounts of $4,211, $6,503 and $6,690, respectively                           53,078            34,195           24,783
     Inventories, net                                                                72,727            50,507           24,108
     Deferred income taxes                                                            3,357             5,895            3,357
     Prepaid expenses and other current assets                                       15,145             8,429            3,887
                                                                                 ----------       -----------        ----------
           Total current assets                                                     145,501            99,706           72,709
PROPERTY, PLANT AND EQUIPMENT, NET                                                    3,581             1,770            2,350
DEFERRED INCOME TAXES                                                                 2,050             1,940            2,050
INTANGIBLES                                                                          29,288                 -                -
OTHER ASSETS                                                                          4,201             3,021            3,486
                                                                                 ----------       -----------        ----------
                                                                                  $ 184,621         $ 106,437        $  80,595
                                                                                 ==========       ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                $   48,906        $   21,765       $      770
    Current maturities of obligations under capital leases                              151                37              202
    Income taxes payable                                                                  -                 -              104
    Accounts payable                                                                 31,336            19,916            6,565
    Accrued expenses                                                                  7,688             5,330            5,200
                                                                                 ----------       -----------        ----------
           Total current liabilities                                                 88,081            47,048           12,841
NOTES PAYABLE, NON-CURRENT                                                           28,350                 -                -
OTHER NON-CURRENT LIABILITIES                                                           774               247              824
                                                                                 ----------       -----------        ----------
                                                                                    117,205            47,295           13,665
                                                                                 ----------       -----------        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
      no shares issued and outstanding in all periods
    Common stock - $.01 par value; 20,000,000 shares authorized; 8,387,581,
      7,414,950 and 7,521,915 shares issued,
      respectively                                                                       84                74               75
    Additional paid-in capital                                                       33,709            27,672           28,275
    Accumulated other comprehensive income                                               62                56               50
    Retained earnings                                                                34,531            32,310           39,500
                                                                                 ----------       -----------        ----------
                                                                                     68,386            60,112           67,900
    Less common stock held in treasury - 244,817 shares at cost                        (970)             (970)            (970)
                                                                                 ----------       -----------        ----------
                                                                                     67,416            59,142           66,930
                                                                                 ----------       -----------        ----------
                                                                                  $ 184,621         $ 106,437        $  80,595
                                                                                 ==========       ===========        ==========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)



                                                                   THREE MONTHS ENDED JULY 31,
                                                                   ---------------------------
                                                                          (Unaudited)

                                                                     2005                 2004
                                                                     ----                 ----
Net sales                                                        $ 54,553             $ 43,975
Cost of goods sold                                                 41,804               33,354
                                                              -----------           ----------
Gross profit                                                       12,749               10,621
Selling, general and administrative expenses                       12,600               11,790
Write-down of equity investment                                         -                  882
                                                              -----------           ----------
     Operating income (loss)                                          149               (2,051)
Interest and financing charges, net                                   527                  197
                                                              -----------           ----------
     Loss before income taxes                                        (378)              (2,248)
Income tax benefit                                                    (77)                (588)
                                                              -----------           ----------
     Net loss                                                   $    (301)            $ (1,660)
                                                              ===========           ==========

LOSS PER COMMON SHARE:

Basic and Diluted:
------------------

     Net loss per common share                                 $    (0.04)          $    (0.23)
                                                              ===========           ==========
     Weighted average number of shares outstanding              7,491,000            7,162,000
                                                              ===========           ==========



The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)



                                                                 SIX MONTHS ENDED JULY 31,
                                                                 -------------------------
                                                                       (Unaudited)

                                                                    2005              2004
                                                                    ----              ----
Net sales                                                      $  68,320         $  60,473
Cost of goods sold                                                54,656            48,113
                                                             -----------       -----------
Gross profit                                                      13,664            12,360
Selling, general and administrative expenses                      21,703            21,924
Write-down of equity investment                                        -               882
                                                             -----------       -----------
     Operating loss                                               (8,039)          (10,446)
Interest and financing charges, net                                  530               270
                                                             -----------       -----------
     Loss before income taxes                                     (8,569)          (10,716)
Income tax benefit                                                (3,599)           (4,229)
                                                             -----------       -----------
     Net loss                                                  $  (4,970)        $  (6,487)
                                                             ===========       ===========

LOSS PER COMMON SHARE:

Basic and Diluted:
------------------
     Net loss per common share                                 $   (0.68)        $   (0.91)
                                                               =========        ==========
     Weighted average number of shares outstanding             7,338,000         7,141,000
                                                               =========         =========


The accompanying notes are an integral part of these statements.



                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 SIX MONTHS ENDED JULY 31,
                                                                                 -------------------------
                                                                                        (Unaudited)
                                                                                        -----------
                                                                                 2005                  2004
                                                                                 ----                  ----

  Cash flows from operating activities
     Net loss                                                                $   (4,970)          $    (6,487)
     Adjustments to reconcile net loss to net cash
       used in operating activities, net of assets and
       liabilities acquired:
          Depreciation and amortization                                             781                   635
          Deferred financing charges                                                131
          Write-down of equity investment                                                                 882
          Changes in operating assets and liabilities:
             Accounts receivable                                                (20,160)              (14,891)
             Inventories, net                                                   (30,106)              (22,146)
             Income taxes, net                                                       50                (4,576)
             Prepaid expenses and other current assets                          (10,799)               (2,584)
             Other assets                                                        (1,062)                   81
             Accounts payable and accrued expenses                               16,989                12,585
                                                                          -------------          ------------

         Net cash used in operating activities                                 (49,146)              (36,501)
                                                                          -------------          ------------
  Cash flows from investing activities
     Capital expenditures                                                          (648)                 (193)
     Acquisition of Marvin Richards, net of cash acquired                       (19,623)
     Acquisition of Winlit                                                         (580)
                                                                          -------------
           Net cash used in investing activities                                (20,851)                 (193)
                                                                          -------------          ------------

  Cash flows from financing activities
     Increase in notes payable, net                                                                    20,995
     Repayment of terminated credit facility                                    (12,457)
     Proceeds from new credit facility                                           36,405
     Proceeds from term loan                                                     30,000
     Payments for capital lease obligations                                        (101)                  (50)
     Proceeds from sale of common stock                                             675
     Proceeds from exercise of stock options                                         83                   348
                                                                          -------------          ------------
        Net cash provided by financing activities                                54,605                21,293
                                                                          -------------          ------------
  Effect of exchange rate changes on cash and cash equivalents                       12                     9
                                                                          -------------          ------------
        Net decrease in cash and cash equivalents                               (15,380)              (15,392)
  Cash and cash equivalents at beginning of period                               16,574                16,072
                                                                          -------------          ------------
  Cash and cash equivalents at end of period                                 $    1,194           $       680
                                                                          =============          ============


                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 (in thousands)


                                                                                    SIX MONTHS ENDED JULY 31,
                                                                                    -------------------------
                                                                                          (Unaudited)
                                                                                          -----------
                                                                                   2005                 2004
                                                                                   ----                 ----

  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                              $      545              $   279
       Income taxes                                                                 308                  328

  Supplemental schedule of non-cash investing and financing activities:
     Shares issued in connection with the Marvin Richards acquisition        $    4,685
     Debt assumed in connection with the Winlit asset acquisition                 6,697

  Detail of the Marvin Richards and Winlit acquisitions:
     Acquired intangibles                                                    $   27,819
     Fair value of other assets acquired                                         29,743
                                                                            -----------
     Fair value of total assets acquired                                         57,562
     Liabilities assumed                                                        (32,655)
     Common stock issued                                                         (4,685)
                                                                            -----------
     Net cash paid for acquisitions                                              20,222
     Cash acquired                                                                   19
                                                                            -----------
     Cash paid for acquisitions                                              $   20,203
                                                                            ===========


The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion
---------------------------

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and six month periods ended July 31, 2005 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain amounts in the Condensed Consolidated Statements of Operations for the
three and six months ended July 31, 2004 have been reclassified to conform to the current period presentation.

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

Note 2 - Effects of Recently Issued Accounting Pronouncements
-------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. The
Company is currently evaluating the requirements and impact of SFAS No. 123 (R)
on the Company's consolidated financial statements. The Company believes the pro forma disclosures in Note 5 - Stock-Based Compensation provide an appropriate short-term indicator as to the level of expense that will be recognized in accordance with SFAS No. 123(R). SFAS No. 123(R) becomes effective for the
Company on February 1, 2006.

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

Note 3 - Acquisitions of Marvin Richards and Winlit Group
---------------------------------------------------------

MARVIN RICHARDS
---------------

On July 11, 2005, the Company acquired all of the outstanding capital stock of
J. Percy for Marvin Richards, Ltd., all of the membership interests of CK
Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards, for aggregate consideration consisting of (i) $19,185,000 in cash, (ii) 466,666 shares of the Company's common stock and (iii) 150,000 shares of the Company's common stock that may vest based on the future market price of the Common Stock through the fiscal year ending January 31, 2009. In August 2005, 25,000 of the unvested shares vested. The sellers are also entitled to receive additional purchase price based on the performance of the Company's new Marvin Richards business through the fiscal year ending January 31, 2009. The Company will account for its interest in the operations of Fabio Licensing, LLC, which is not material, using the equity method of accounting.

The total consideration paid by the Company in connection with the acquisition of Marvin Richards was $24.5 million, including associated fees and expenses.
The cost to acquire Marvin Richards has been preliminarily allocated to the assets and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired intangibles of $21.9 million related to the acquisition of Marvin Richards.

Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. In addition, it has licenses for men's and women's outerwear under the Calvin Klein and ck Calvin Klein brand name and women's outerwear under the St. John brand name. Marvin Richards also conducts a variety of private label programs.

WINLIT
------

On July 11, 2005, the Company acquired certain operating assets of Winlit Group,
Ltd. for aggregate consideration consisting of $580,000 in cash and the assumption of $6.7 million of Winlit's bank debt that became part of the revolving credit debt under the Company's new financing agreement (see Note 7).
Winlit is entitled to receive additional purchase price based on the performance of the Company's new Winlit business through January 31, 2009.

The total consideration paid by the Company in connection with the acquisition of Winlit was $7.4 million, including associated fees and expenses. The cost to acquire Winlit has been preliminarily allocated to the assets and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized.
The preliminary allocation has resulted in acquired intangibles of $5.9 million related to the acquisition of Winlit assets.

Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit's assets, the Company has licenses for men's and women's outerwear under the Guess? brand and leather outerwear under the Tommy Hilfiger brand, as well as licenses for Ellen Tracy, London Fog, Pacific Trail and BCBG by Max Azria. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

The following unaudited pro forma information presents the results of operations of the Company as if the Marvin Richards and Winlit acquisitions had taken place on February 1, 2004:

                          Three Months ended July 31,  Six Months ended July 31,
                          ---------------------------  -------------------------
                               2005         2004         2005          2004
                               ----         ----         ----          ----
                                    (in thousands, except per share amounts)

 Net sales                 $ 54,360    $  50,946     $ 76,543      $ 72,098

 Net loss                    (4,978)      (5,176)     (12,990)      (12,860)

 Loss per share:

    Basic and diluted      $  (0.61)   $   (0.67)    $  (1.63)     $  (1.66)

The unaudited pro forma results shown above reflect the assumption that the
Company would have financed the acquisitions under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Marvin Richards and Winlit acquisitions occurred as of
February 1, 2004.

The operating results of Marvin Richards and Winlit have been included in the
Company's financial statements since July 11, 2005.

Note 4 - Inventories
--------------------

Inventories consist of:
                                JULY 31,          July 31,        January 31,
                                 2005              2004               2005
                                 ----              ----               ----
                                             (in thousands)

     Finished goods             $ 64,624         $ 44,312          $ 20,761
     Work-in-process                 593            1,647                83
     Raw materials                 7,510            4,548             3,264
                                --------         --------          --------
                                $ 72,727         $ 50,507          $ 24,108
                                ========         ========          ========

Note 5 - Net Loss per Common Share
----------------------------------

Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. When applicable, diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, outstanding during the period.

Note 6 - Stock-Based Compensation
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


                                                       Three Months ended July 31,      Six Months ended July 31,
                                                       ---------------------------      -------------------------
                                                            2005           2004            2005           2004
                                                            ----           ----            ----           ----
                                                                    (in thousands, except per share amounts)

  Net loss - as reported                                  $  (301)      $  (1,660)       $ (4,970)     $  (6,487)
  Deduct:  Stock-based employee compensation expense
     determined under fair value method, net of
     related tax effects                                       79              88             154            174
                                                          -------       ---------        --------      ---------
  Pro forma net loss                                      $  (380)      $  (1,748)       $ (5,124)     $  (6,661)
                                                          =======       =========        ========      =========
  Loss per share:
     Basic and diluted - as reported                      $ (0.04)      $   (0.23)       $  (0.68)     $   (0.91)
     Basic and diluted - adjusted                         $ (0.05)      $   (0.24)       $  (0.70)     $   (0.93)


Note 7 - Notes Payable
----------------------

On July 11, 2005, the Company entered into a financing agreement with The CIT
Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement is a three year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from
December 1 through April 30 each year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the
Company's option at the prime rate or LIBOR plus 2.25%.

The term loan is in the principal amount of $30 million payable over three years with eleven quarterly installments of principal in the amount of $1,650,000, commencing on December 31, 2005, and the remaining balance of $11,850,000 due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. The term loan bears interest, at the Company's option, at prime plus 1% or LIBOR plus 3.25%.

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. The financing agreement is secured by all of the assets of the Company.

On July 11, 2005, in connection with the financing agreement entered into on that date, the Company repaid in full all borrowings under its previously existing secured working capital line of credit. As a result, that line of credit was terminated.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company's inactive Indonesian subsidiary.

Note 8 - Closing of Manufacturing Facility
------------------------------------------

The unpaid portion of the non-recurring charge associated with the closing of our Indonesian manufacturing facility in December 2002 is included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The balance in the reserve at July 31, 2005 and January 31, 2005 is $403,000 and $411,000,
respectively, and represents accrued expenses, severance and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Note 9 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:



                                                                          THREE MONTHS ENDED JULY 31,
                                                                          ---------------------------
                                                                   2005                                 2004
                                                                   ----                                 ----

                                                                           NON-                                Non-
                                                         LICENSED        LICENSED             Licensed       Licensed
                                                         --------        --------             --------       --------

     Net sales                                          $  27,046         $ 27,507             $ 26,684      $  17,291
     Cost of goods sold                                    20,332           21,472               20,805         12,549
                                                        ---------        ---------             --------      ---------
     Gross profit                                           6,714            6,035                5,879          4,742
     Selling, general and administrative                    8,363            4,237                8,370          3,420
     Write-down of equity investment                            -               -                     -            882
                                                        ---------        ---------             --------      ---------
     Operating profit (loss)                               (1,649)           1,798               (2,491)           440
     Interest expense, net                                    445               82                  179             18
                                                        ---------        ---------             --------      ---------

     Income (loss) before income taxes                  $  (2,094)       $   1,716             $ (2,670)     $     422
                                                        =========        =========             ========      =========

                                                                           SIX MONTHS ENDED JULY 31,
                                                                           -------------------------
                                                                   2005                                     2004
                                                                   ----                                     ----
                                                                           NON-                                Non-
                                                         LICENSED        LICENSED             Licensed       Licensed
                                                         --------        --------             --------       --------
     Net sales                                           $ 38,143        $  30,177            $  40,937      $  19,536
     Cost of goods sold                                    30,333           24,323               32,769         15,344
                                                         --------        ---------            ---------      ---------
     Gross profit                                           7,810            5,854                8,168          4,192
     Selling, general and administrative                   14,655            7,048               15,771          6,153
     Write-down of equity investment                            -                -                    -            882
                                                         --------        ---------            ---------      ---------
     Operating loss                                        (6,845)          (1,194)              (7,603)        (2,843)
     Interest expense, net                                    512               18                  265              5
                                                         --------        ---------            ---------      ---------
     Loss before income taxes                            $ (7,357)       $  (1,212)           $  (7,868)     $  (2,848)
                                                         ========        =========            =========      =========
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
Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated
in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, reliance on licensed product, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions, general economic conditions, as well as other risks detailed in the Company's filings with the
Securities and Exchange Commission, including this Quarterly Report on Form
10-Q.

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

On July 11, 2005, we acquired the business of Marvin Richards for aggregate consideration consisting of (i) $19,185,000 in cash, (ii) 466,666 shares of our common stock and (iii) 150,000 shares of our common stock that may vest based on the future market price of our common stock through the fiscal year ending
January 31, 2009. In August 2005, 25,000 of the unvested shares vested. The sellers are also entitled to receive additional purchase price based on the performance of our new Marvin Richards business through the fiscal year ending
January 31, 2009.

Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. In addition, it has licenses for men's and women's outerwear under the Calvin Klein and ck Calvin Klein brand name and women's outerwear under the St. John brand name. Marvin Richards also conducts a variety of private label programs.

On July 11, 2005, we also acquired specified operating assets of Winlit Group,
Ltd. for aggregate consideration consisting of $580,000 in cash and the assumption of $6.7 million of Winlit's bank debt. Winlit is entitled to receive additional purchase price based on the performance of our new Winlit business through January 31, 2009.

Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit's assets, we have licenses for men's and women's outerwear under the Guess? brand and leather outerwear under the Tommy Hilfiger brand, as well as licenses for Ellen Tracy, London Fog, Pacific Trail and BCBG by Max
Azria. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

The operating results of Marvin Richards and Winlit have been included in our financial statements since July 11, 2005.

These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution and at a variety of price points. Both transactions are expected to complement our existing group of licensed brands, G-III owned labels and private label programs. These acquisitions are expected to result in opportunities for expense leverage, economies of scale, and sales growth.

We entered into a new financing agreement on July 11, 2005 to fund the purchase price for these acquisitions and provide additional working capital. See
"Liquidity and Capital Resources" for a description of this agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004

Net sales for the three months ended July 31, 2005 increased to $54.6 million from $44.0 million in the same period last year. Net sales from our new Marvin
Richards and Winlit businesses accounted for $6.1 million of this increase. Net sales of licensed apparel were approximately the same in both periods, as sales of $2.5 million of licensed apparel by our two new businesses offset a net decrease of $2.1 million in sales of our existing licensed apparel. Net sales of our non-licensed apparel increased $10.2 million to $27.5 million from $17.3 million in the same quarter last year. This increase is primarily a result of an increase of $8.2 million in sales of non-licensed apparel to our largest customer and sales of $3.6 million of non-licensed apparel by our two new businesses.

Gross profit increased to $12.7 million, or 23.4% of net sales, for the three month period ended July 31, 2005 from $10.6 million, or 24.2% of net sales, in the same period last year. Gross profit from our two new businesses accounted for
$1.9 million of this increase. The gross profit percentage in our licensed apparel segment increased to 24.8% in the three month period ended July 31, 2005 from 22.0% in the same period last year. The gross profit percentage in our licensed apparel segment increased due to stronger performance in our sports licensing and Sean John divisions. The gross profit percentage in our non-licensed apparel segment decreased to 21.9% in the three months ended July
31, 2005 from 27.4% in the same period last year due, in part, to lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $211,000 during the three months ended July 31, 2005 from $839,000 in the comparable period of the prior year.
There is no cost of goods sold component associated with these commission transactions. Increased closeout activity in our non-licensed brands also had a negative impact on the gross margin percentage of our non-licensed apparel segment.

Selling, general and administrative expenses increased to $12.6 million in the three month period ended July 31, 2005 from $11.8 million in the same period last year. Selling, general and

administrative expenses of our two new businesses were $1.1 million and our third party warehousing costs increased by $222,000. These additional expenses were offset in part by decreases in advertising and promotional expenses ($477,000)
and a reduction in our bad debt expense ($137,000). Third party warehousing expense increased because more units were shipped to our largest customer utilizing third party warehouses compared to the prior comparable quarter.
Advertising and promotional expenses decreased primarily due to lower cooperative advertising, a decrease in advertising purchased by us, and a reduction in national advertising with respect to some of our licenses. Bad debt expense was favorably impacted by the improved collections of our accounts receivable as a result of our continued focus on slower paying accounts.

Interest and finance charges, net for the three month period ended July 31, 2005 were $527,000 compared to $197,000 for the comparable period last year. Interest expense increased due to the additional debt incurred in connection with the financing of our two acquisitions and the write off of deferred costs associated with our prior credit agreement that was terminated, as well as due to an increase in interest rates from an average of approximately 4.25% to 6.25%, which represented approximately $50,000 of the increase.

Income tax benefit for the three months ended July 31, 2005 was $77,000 compared to $588,000 in the comparable period last year. The effective rate for the current three months is 20.4% compared to 26.2% for the comparable prior period.
The current effective rate reflects a change in our estimated annual effective tax rate from 43% in our first fiscal quarter to 42% in our second fiscal quarter.
The effective rate in the prior comparable period reflects the charge of
$882,000 for which we did not record a tax benefit offset by increased state and local income taxes as a result of changes in the tax laws in certain states.

SIX MONTHS ENDED JULY 31, 2005 COMPARED TO SIX MONTHS ENDED JULY 31, 2004

Net sales for the six months ended July 31, 2005 were $68.3 million compared to
$60.5 million for the same period in the prior year. Net sales from our new
Marvin Richards and Winlit businesses accounted for $6.1 million of this increase. Net sales of licensed apparel decreased $2.8 million to $38.1 million from $40.9 million in the same period last year, primarily as a result of decreased sales of our fashion sports apparel (approximately $5.4 million) and
Kenneth Cole and Nine West brands (approximately $3.8 million) offset in part by increased sales in our core sports licensed product (approximately $3.6 million)
and $2.5 million of sales of licensed apparel by our two new businesses. Net sales of non-licensed apparel increased $10.7 million to $30.2 million from
$19.5 million in the same period last year. The increase is primarily a result of an increase of $8.2 million in sales of non-licensed apparel to our largest customer and sales of $3.6 million of non-licensed apparel by our two new businesses offset, in part, by reduced sales of our Siena Studio product ($1.2 million).

Gross profit increased to $13.7 million, or 20.0% of net sales, for the six months ended July 31, 2005 from $12.4 million, or 20.4% of net sales, for the same period last year. Gross profit from our two new businesses accounted for
$1.9 million of gross profit which offset a decrease of $600,000 in the gross profit from our existing businesses. The gross profit percentage of our licensed apparel segment was 20.5% in the six months ended July 31, 2005 compared to 19.9
% in the same period last year. The gross profit percentage in our non-licensed apparel segment decreased to 19.4% in the six months ended July 31, 2005 from
21.5% in the six months ended July 31, 2004. The decrease in gross profit percentage in our non-licensed apparel segment resulted from lower commission based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $262,000 during the six months ended
July 31, 2005 from $1.0 million in the comparable period of the prior year.
There is no cost of goods sold component associated with these commission transactions.

Selling, general and administrative expenses for the six months ended July 31,
2005 were $21.7 million compared to $21.9 million for the same period last year.
Selling, general and administrative

expenses of our two new businesses were $1.1 million. These additional expenses were more than offset by decreases in advertising and promotional expenses
($863,000) and a reduction in our bad debt expense ($350,000). Advertising and promotional expenses decreased primarily due to lower cooperative advertising, a decrease in advertising purchased by us, and a reduction in national advertising with respect to some of our licenses. Bad debt expense was favorably impacted by the improved collections of our accounts receivable as a result of our continued
focus on slower paying accounts.

Interest and finance charges, net were $530,000 for the six months ended July
31, 2005 compared to $270,000 in the same period last year. Interest expense increased due to the additional debt incurred in connection with the financing of our two acquisitions and the write off of deferred costs associated with our prior credit agreement that was terminated, as well as due to an increase in average interest rates from approximately 4.25% to 6.25%, representing approximately $50,000 of the increase.

We had an income tax benefit of $3.6 million for the six months ended July 31,
2005 compared to $4.2 million in the same period last year. Our effective tax rate was 42.0% in the six month period ended July 31, 2005 compared to 39.5% in the same period last year. The lower effective tax rate in the period ended July
31, 2004 reflects the charge of $882,000 for which we did not record a tax benefit, offset by increased state and local income taxes as a result of changes in the tax laws in certain states.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. During the three months ended July 31, 2005, we also used cash to fund the purchase of Marvin Richards and Winlit.

On July 11, 2005, we entered into a financing agreement with The CIT
Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement is a three year, senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195.0 million. The facility consists of a revolving line of credit and a term loan. This financing agreement replaced our prior financing agreement that was a revolving line of credit that provided a maximum line of credit in amounts that ranged from $35 million to $110 million at specific times during the year.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from
December 1 through April 30 each year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at our option at the prime rate or LIBOR plus 2.25%.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2005, direct borrowings were $46.5 million and our contingent liability under open letters of credit was approximately $26.5 million compared to direct borrowings of $21.0 million and contingent liability under open letters of credit of approximately $27.7 million as of July 31, 2004.

The term loan is in the principal amount of $30 million payable over three years with eleven quarterly installments of principal in the amount of $1,650,000, commencing on December 31, 2005, and the remaining balance of $11,850,000 due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. The term loan bears interest, at our option, at prime plus 1% or LIBOR plus 3.25%.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an
Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of July 31, 2005 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

We had cash and cash equivalents of $1.2 million as of July 31, 2005. We generally use significant cash in the operation of our business in the first half of our fiscal year as we prepare for the third quarter, which is generally our highest sales volume quarter. This year we also used significant cash to fund the purchase price of the two acquisitions we made in July 2005.

We used $49.1 million of cash from operating activities in the six months ended
July 31, 2005, primarily as a result of our net loss of $5.0 million and increases of $30.1 million in inventory, $20.2 million in accounts receivable and $10.7 million in prepaid expenses, offset in part by an increase in accounts payable and accrued expenses of $17.0 million. The increase in accounts receivable was a result of approximately $7.0 million of additional accounts receivable related to sales of the acquired businesses offset by a decrease in accounts receivable from our existing businesses. The increase in inventory for the six months is a result of the beginning of our fall shipping season, which is consistent with our seasonal pattern in prior years. Prepaid expenses increased due to an increase in payments to licensors, deferred financing costs, and sampling costs. The increase in accounts payable and accrued expenses was primarily a result of the purchasing activity for the fall season.

We used $21.3 million of cash for investing activities in the six months ended
July 31, 2005, primarily in connection with the acquisitions of Marvin Richards and Winlit. We used the balance of $648,000 in investing activities for capital expenditures, primarily to renovate existing and additional warehouse space that we leased.

Cash from financing activities provided $54.6 million in the six months ended
July 31, 2005 primarily as a result of borrowings of $66.4 million under our new financing agreement, offset in part by the repayment of $12.5 million under our terminated credit facility. These borrowings were used to repay our prior revolving credit agreement, finance our inventory purchases for the upcoming fall season and for other working capital purposes and pay the cash portion of the purchase price for the acquisitions of Marvin Richards and Winlit and expenses incurred in connection with the acquisitions and the new financing agreement.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31,
2005 are those that depend most heavily on these judgments and estimates. As of
July 31, 2005, there have been no material changes to our critical accounting policies except for the additional critical policy set forth below.

Goodwill and Intangible Assets

On July 11, 2005, we acquired Marvin Richards and specified operating assets of
Winlit. SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually. Goodwill and intangible assets with an indefinite life are required to be written down when impaired, rather than amortized as previous accounting standards required.
Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor's market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

We have preliminarily allocated the purchase price of our two acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. These preliminary estimates are subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation resulted in acquired intangibles of $21.9 million related to the acquisition of Marvin Richards and $5.9 million related to the acquisition of specified assets of Winlit.

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

We believe the pro forma disclosures in Note 6 - Stock-Based Compensation to the accompanying financial statements provide an appropriate short-term indicator as to the level of expense that will be recognized in accordance with SFAS No.
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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

As of July 31, 2005, our contractual obligations were as follows (in thousands):

                                              Payments Due By Period
                                         Less than 1    1-3   3-5   More than 5
                                                                    -----------
Contractual Obligations          Total      Year       Years Years     Years
-----------------------          -----      ----       ----- -----     -----
Long-term debt obligations (1)  $ 30,770    $2,420  $ 28,350
Capital lease obligations            733       250       422 $   61
Operating lease obligations       23,989     4,123     8,128  8,293   $ 3,445
Minimum royalty payments (2)      42,729    16,958    24,895    876
Purchase obligations (3)          26,500    26,500
                                --------  --------  -------- ------
Total                           $124,721  $ 50,251  $ 61,795 $9,230   $ 3,445
                                ========  ========  ======== ======   =======

(1)  Includes term loan under new credit facility and notes payable by PT
     Balihides (an Indonesian subsidiary) under a previously existing line of credit. No other G-III entity has guaranteed the PT Balihides note.

(2)  Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(3)  Includes outstanding trade letters of credit, which represent inventory purchase commitments that typically mature in less than six months.

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

Acquisition of Marvin Richards and Winlit

On July 11, 2005, we completed the acquisition of Marvin Richards and specified assets of Winlit. The operating results of Marvin Richards and Winlit are included in our results from July 11, 2005 to July 31, 2005. We have applied our disclosure controls and procedures to Marvin Richards and Winlit for that period. Pro forma information is based upon unaudited information of the acquired companies for periods prior to July 11, 2005. We have not evaluated the controls that were in place during these periods. We will continue to closely monitor and refine our internal controls over financial reporting for these new businesses during the transition and integration period. No deficiencies have been identified at this time.

PART II                     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
        -----------------------------------------------

        (a) Our Annual Meeting of Stockholders was held on June 9, 2005.

        (b) The following matters were voted on and approved by our stockholders at the Annual Meeting:

            (i)  The election of seven directors to serve for the ensuing year.
                 The following nominees were elected as directors (with our stockholders having voted as set forth below):

                 ====================  ============  ===========================
                       NOMINEE          VOTES FOR    WITHHELD AUTHORITY TO VOTE
                 --------------------  ------------  ---------------------------
                 Morris Goldfarb        6,785,673            434,212
                 --------------------  ------------  ---------------------------
                 Thomas J. Brosig       6,802,218            417,667
                 --------------------  ------------  ---------------------------
                 Pieter Deiters         6,803,023            416,862
                 --------------------  ------------  ---------------------------
                 Alan Feller            6,707,090            512,795
                 --------------------  ------------  ---------------------------
                 Carl Katz              6,733,990            485,895
                 --------------------  ------------  ---------------------------
                 Willem van Bokhorst    6,788,623            431,262
                 --------------------  ------------  ---------------------------
                 Richard White          6,788,323            431,562
                 ====================  ============  ===========================

            (ii) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2006. Our stockholders voted as follows:

                         FOR:                                6,496,842
                         AGAINST:                               14,873
                         ABSTENTIONS:                            1,000

            (iii)The approval of the 2005 Stock Incentive Plan. Our
                 stockholders voted as follows:

                         FOR:                                3,418,261
                         AGAINST:                              611,658

ITEM 6. EXHIBITS

              31.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2005.

              31.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2005.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2005.

              32.2    Certification by Wayne S. Miller, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended July 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       G-III APPAREL GROUP, LTD.
                                                             (Registrant)

Date:    September 14, 2005                            By: /s/ Morris Goldfarb
                                                           -------------------
                                                       Morris Goldfarb
                                                       Chief Executive Officer

Date:    September 14, 2005                            By: /s/ Wayne S. Miller
                                                           -------------------
                                                       Wayne S. Miller
                                                       Chief Financial Officer

