Form 10-Q
period 2005-10-31
G III APPAREL GROUP LTD /DE/
filed 2005-12-13
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              October 31, 2005
                               -------------------------------------------------

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------

Commission File Number                       0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                              41-1590959
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          512 Seventh Avenue, New York, New York             10018
          -----------------------------------------------------------
          (Address of Principal Executive Offices)         (Zip Code)

                                 (212) 403-0500
          -----------------------------------------------------------
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

                    Yes    X         No
                        ---------       -----------

Indicate by checkmark if the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).

                    Yes              No     X
                        ----------      -----------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                    Yes              No     X
                        ----------      -----------

As of December 1, 2005, there were 8,190,746 common shares outstanding.

Part I       FINANCIAL INFORMATION                                                                 Page No.

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                    October 31, 2005, October 31, 2004 and January 31, 2005 ..........................3

             Condensed Consolidated Statements of Operations -
                    For the Three Months Ended October 31, 2005 and 2004..............................4

             Condensed Consolidated Statements of Operations -
                    For the Nine Months Ended October 31, 2005 and 2004...............................5

             Condensed Consolidated Statements of Cash Flows -
                    For the Nine Months Ended October 31, 2005 and 2004...............................6

             Notes to Condensed Consolidated Financial Statements.....................................8

    Item 2.  Management's Discussion and Analysis of

Part II      OTHER INFORMATION

    Item 6.  Exhibits  ..............................................................................20

ITEM 1.  FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                             OCTOBER 31,   OCTOBER 31,  JANUARY 31,
                                                                                2005          2004        2005
                                                                                ----          ----        ----
                                                                            (unaudited)   (unaudited)
                                ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $   2,671    $   3,043    $  16,574
    Accounts receivable, net of allowance for doubtful accounts and
      sales discounts of $10,509, $10,202 and $6,690, respectively              140,115       81,698       24,783
     Inventories, net                                                            52,123       37,010       24,108
     Deferred income taxes                                                        3,357        5,895        3,357
     Prepaid expenses and other current assets                                    7,043        2,599        3,887
                                                                              ---------    ---------    ---------
           Total current assets                                                 205,309      130,245       72,709
PROPERTY, PLANT AND EQUIPMENT, NET                                                4,330        2,347        2,350
DEFERRED INCOME TAXES                                                             2,050        1,940        2,050
INTANGIBLES, NET                                                                 28,389        2,005        1,884
OTHER ASSETS                                                                      3,594          876        1,602
                                                                              ---------    ---------    ---------
                                                                              $ 243,672    $ 137,413    $  80,595
                                                                              =========    =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                             $  96,111    $  36,211    $     770
    Current maturities of obligations under capital leases                          191           71          202
    Income taxes payable                                                          6,710        4,101          104
    Accounts payable                                                             20,350       19,898        6,565
    Accrued expenses                                                             11,845        7,605        5,200
                                                                              ---------    ---------    ---------
           Total current liabilities                                            135,207       67,886       12,841
NOTES PAYABLE, NON-CURRENT                                                       23,400           --           --
OTHER NON-CURRENT LIABILITIES                                                       684          412          824
                                                                              ---------    ---------    ---------
                                                                                159,291       68,298       13,665
                                                                              ---------    ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        no shares issued and outstanding in all periods
    Common stock - $.01 par value; 20,000,000 shares authorized; 8,425,563,
      7,448,215 and 7,521,915 shares issued,
      respectively                                                                   84           74           75
    Additional paid-in capital                                                   35,924       27,753       28,275
    Accumulated other comprehensive income                                           --           51           50
    Retained earnings                                                            49,343       42,207       39,500
                                                                              ---------    ---------    ---------
                                                                                 85,351       70,085       67,900
    Common stock held in treasury - 244,817 shares at cost                         (970)        (970)        (970)
                                                                              ---------    ---------    ---------
                                                                                 84,381       69,115       66,930
                                                                              ---------    ---------    ---------
                                                                              $ 243,672    $ 137,413    $  80,595
                                                                              =========    =========    =========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                        THREE MONTHS ENDED OCTOBER 31,
                                                                 (Unaudited)

                                                              2005        2004
                                                              ----        ----

Net sales                                                 $  186,621   $  115,406

Cost of goods sold                                           131,503       81,358
                                                          ----------   ----------

        Gross profit                                          55,118       34,048

Selling, general and administrative expenses                  27,337       16,135
                                                          ----------   ----------

          Operating income                                    27,781       17,913

Interest and financing charges, net                            2,241          550
                                                          ----------   ----------

          Income before income taxes                          25,540       17,363

Income tax expense                                            10,727        7,466
                                                          ----------   ----------

          Net income                                      $   14,813   $    9,897
                                                          ==========   ==========

INCOME PER COMMON SHARE:

Basic:
-----
          Net income per common share                     $     1.87   $     1.38
                                                          ==========   ==========

          Weighted average number of shares outstanding    7,927,000    7,190,000
                                                          ==========   ==========

Diluted:
-------
          Net income per common share                     $     1.73   $     1.33
                                                          ==========   ==========

          Weighted average number of shares outstanding    8,553,000    7,429,000
                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                (Unaudited)

                                                             2005         2004
                                                             ----         ----

Net sales                                                 $  254,941   $  175,878

Cost of goods sold                                           186,159      129,471
                                                          ----------   ----------

        Gross profit                                          68,782       46,407

Selling, general and administrative expenses                  49,040       38,058
Write-down of equity investment                                   --          882
                                                          ----------   ----------

          Operating income                                    19,742        7,467

Interest and financing charges, net                            2,771          820
                                                          ----------   ----------

          Income before income taxes                          16,971        6,647

Income tax expense                                             7,128        3,237
                                                          ----------   ----------

          Net income                                      $    9,843   $    3,410
                                                          ==========   ==========

INCOME PER COMMON SHARE:

Basic:
-----
          Net income per common share                     $     1.31   $     0.48
                                                          ==========   ==========

          Weighted average number of shares outstanding    7,538,000    7,158,000
                                                          ==========   ==========

Diluted:
-------
          Net income per common share                     $     1.23   $     0.46
                                                          ==========   ==========

          Weighted average number of shares outstanding    7,995,000    7,480,000
                                                          ==========   ==========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                NINE MONTHS ENDED OCTOBER 31,
                                                                        (Unaudited)
                                                                      2005        2004
                                                                      ----        ----

Cash flows from operating activities
   Net income                                                      $   9,843    $   3,410
   Adjustments to reconcile net income to net cash
     used in operating activities, net of assets and liabilities acquired:
        Depreciation and amortization                                  2,050          994
        Non-cash compensation                                          1,738
        Deferred financing charges                                       311
        Write-down of equity investment                                               882
        Changes in operating assets and liabilities:
           Accounts receivable                                      (107,197)     (62,394)
           Inventories, net                                           (9,502)      (8,649)
           Income taxes, net                                           6,760        2,442
           Prepaid expenses and other current assets                  (2,877)         329
           Other assets                                                 (572)         100
           Accounts payable and accrued expenses                      10,159       14,892
                                                                   ---------    ---------

        Net cash used in operating activities                        (89,287)     (47,994)
                                                                   ---------    ---------

Cash flows from investing activities
   Capital expenditures                                                 (860)        (834)
   Acquisition of Marvin Richards, net of cash acquired              (19,961)
   Acquisition of Winlit                                                (699)
                                                                   ---------    ---------
         Net cash used in investing activities                       (21,520)        (834)
                                                                   ---------    ---------

Cash flows from financing activities
    Increase in notes payable, net                                                 35,441
    Repayment of terminated credit facility                          (12,457)
    Proceeds from new credit facility                                 78,660
    Proceeds from term loan                                           30,000
    Payments for capital lease obligations                              (151)         (75)
    Proceeds from sale of common stock                                   675
    Proceeds from exercise of stock options                              227          429
                                                                   ---------    ---------
        Net cash provided by financing activities                     96,954       35,795
                                                                   ---------    ---------

Effect of exchange rate changes on cash and cash equivalents             (50)           4
                                                                   ---------    ---------

      Net decrease in cash and cash equivalents                      (13,903)     (13,029)

Cash and cash equivalents at beginning of period                      16,574       16,072
                                                                   ---------    ---------

Cash and cash equivalents at end of period                         $   2,671    $   3,043
                                                                   =========    =========

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 (in thousands)

                                                                                 NINE MONTHS ENDED OCTOBER 31,
                                                                                         (Unaudited)
                                                                                       2005        2004
                                                                                       ----        ----

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                        $  1,835    $    864
     Income taxes                                                                         322         737

Supplemental schedule of non-cash investing and financing activities:
   Acquisition of fixed assets under capital lease                                               $    174
   Shares issued in connection with acquisitions of Marvin
   Richards and Winlit                                                               $  5,019
   Debt assumed in connection with the Winlit asset acquisition                         6,697

Detail of the Marvin Richards and Winlit acquisitions:
   Acquired intangibles                                                              $ 27,792
   Fair value of other assets acquired                                                 30,561
                                                                                     --------
   Fair value of total assets acquired                                                 58,353
   Liabilities assumed                                                                (32,655)
   Common stock issued                                                                 (5,019)
                                                                                     --------
   Cash paid for acquisitions                                                          20,679
   Cash acquired                                                                           19
                                                                                     --------
   Net cash paid for acquisitions                                                    $ 20,660
                                                                                     ========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
                   ------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion
---------------------------

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and nine month periods ended October 31, 2005 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments
(consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Certain amounts in the Condensed Consolidated Balance Sheets as of January 31,
2005 and October 31, 2004 and the Condensed Consolidated Statements of
Operations for the three and nine months ended October 31, 2004 have been reclassified to conform to the current period presentation.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facility. The standard is effective for fiscal years beginning on or after January 1, 2006. The Company does not expect SFAS
No. 151 to have a material effect on the Company's Consolidated Financial
Statements.

Note 3 - Acquisitions of Marvin Richards and Winlit Group
---------------------------------------------------------

MARVIN RICHARDS
---------------

On July 11, 2005, the Company acquired all of the outstanding capital stock of
J. Percy for Marvin Richards, Ltd., all of the membership interests of CK
Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards, for aggregate consideration consisting of (i) $19,185,000 in cash, (ii) 466,666 shares of the Company's common stock and (iii) 150,000 shares of the Company's common stock that may vest based on the future market price of the Common Stock through the fiscal year ending January 31, 2009. In August 2005, 25,000 of the unvested shares vested. All shares were valued at the market price on the date issued, except for the restricted stock which was based on the market value on the date the shares vested. The sellers are also entitled to receive additional purchase price based on the performance of the Company's new Marvin Richards business through the fiscal year ending January 31, 2009. The Company will account for its interest in the operations of Fabio Licensing, LLC, which is not material, using the equity method of accounting.

The total consideration paid by the Company in connection with the acquisition of Marvin Richards was $24.9 million, including associated fees and expenses.
The cost to acquire Marvin Richards has been preliminarily allocated to the assets and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired intangibles of $22.5 million related to the acquisition of Marvin Richards.

Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. In addition, it has licenses for men's and women's outerwear under the Calvin Klein and ck Calvin Klein brand name and women's outerwear under the St. John brand name. Marvin Richards also conducts a variety of private label programs.

WINLIT
------

On July 11, 2005, the Company acquired certain operating assets of Winlit Group,
Ltd. for aggregate consideration consisting of (i) $580,000 in cash (ii) 30,000 shares of the Company's common stock valued at the market price on July 11,
2005, less consideration paid ($7.50 per share) and (iii) the assumption of $6.7 million of Winlit's bank debt that became part of the revolving credit debt under the Company's new financing agreement (see Note 7). Winlit is entitled to receive additional purchase price based on the performance of the Company's new
Winlit business through January 31, 2009.

The total consideration paid by the Company in connection with the acquisition of Winlit was $7.5 million, including associated fees and expenses. The cost to acquire Winlit has been preliminarily allocated to the assets and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized.
The preliminary allocation has resulted in acquired intangibles of $5.3 million related to the acquisition of Winlit assets.

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

                                         Three Months ended October 31,  Nine Months ended October 31,
                                       ---------------------------------  -----------------------------
                                          2005                 2004            2005                2004
                                          ----                 ----            ----                ----
                                                   (in thousands, except per share amounts)

           Net sales                   $ 186,621            $ 177,114        $ 263,164          $ 249,212

           Net income                     14,813               15,015            1,822              1,273

           Income per share:

              Basic                    $    1.83            $    1.92        $    0.23          $    0.16
              Diluted                  $    1.73            $    1.87        $    0.22          $    0.16

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

Note 4 - Inventories
--------------------

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

                                         OCTOBER 31,          October 31,         January 31,
                                            2005                 2004                2005
                                            ----                 ----                ----
                                                            (in thousands)

       Finished goods                     $ 47,351             $ 32,926            $ 20,761
       Work-in-process                         682                  363                  83
       Raw materials                         4,090                3,721               3,264
                                          --------             --------            --------
                                          $ 52,123             $ 37,010            $ 24,108
                                          ========             ========            ========

Note 5 - Net Income per Common Share
------------------------------------

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and restricted stock, outstanding during the period.

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

                                                   Three Months ended October 31,     Nine Months ended October 31,
                                                   ------------------------------     -----------------------------
                                                        2005              2004            2005             2004
                                                        ----              ----            ----             ----
                                                                  (in thousands, except per share amounts)

Net income - as reported                             $   14,813        $   9,897        $   9,843        $   3,410
Deduct:  Stock-based employee compensation expense
    determined under fair value method, net of
    related tax effects                                      65               83              218              257
                                                     ----------        ---------        ---------        ---------

Pro-forma net income                                 $   14,748        $   9,814        $   9,625        $   3,153
                                                     ==========        =========        =========        =========

Basic income per share - as reported                 $     1.87        $    1.38        $    1.31        $    0.48
Pro-forma basic income per share                     $     1.86        $    1.36        $    1.28        $    0.44

Diluted income per share - as reported               $     1.73        $    1.33        $    1.23        $    0.46
Pro-forma diluted income per share                   $     1.72        $    1.32        $    1.20        $    0.42

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

Note 8 - Closing of Manufacturing Facility
------------------------------------------

The unpaid portion of the non-recurring charge associated with the closing of our Indonesian manufacturing facility in December 2002 is included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The balance in the reserve at October 31, 2005 and January 31, 2005 is $398,000 and $411,000,
respectively, and represents accrued expenses, severance and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Note 9 - Segments
-----------------

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:

                                                                          THREE MONTHS ENDED OCTOBER 31,
                                                                     ---------------------------------------
                                                                     2005                               2004
                                                                     ----                               ----
                                                                             NON-                                Non-
                                                           LICENSED        LICENSED             Licensed       Licensed

       Net sales                                          $ 108,054        $  78,567            $  66,948      $  48,458

       Cost of goods sold                                    72,740           58,763               45,823         35,535
                                                          ------------     ------------          --------       --------

       Gross profit                                          35,314           19,804               21,125         12,923

       Selling, general and administrative                   19,344            7,993               11,866          4,269
                                                          -----------     ----------             ------------  ---------

       Operating profit                                      15,970           11,811                9,259          8,654

       Interest expense, net                                  1,638              603                  450            100
                                                         ----------      -----------          -----------     ----------

       Income before income taxes                         $  14,332       $   11,208            $   8,809      $   8,554
                                                          =========       ==========            =========      =========

                                                                            NINE MONTHS ENDED OCTOBER 31,
                                                                     ---------------------------------------
                                                                     2005                               2004
                                                                     ----                               ----
                                                                             NON-                                Non-
                                                           LICENSED        LICENSED             Licensed       Licensed

       Net sales                                          $ 146,197        $ 108,744            $ 107,884      $  67,994

       Cost of goods sold                                   103,073           83,086               78,592         50,879
                                                           ----------       --------             --------       --------

       Gross profit                                          43,124           25,658               29,292         17,115

       Selling, general and administrative                   33,999           15,041               27,638         10,420
       Write-down of equity investment                            -                -                    -            882
                                                        -------------    -------------     --------------     ----------

       Operating profit                                       9,125           10,617                1,654          5,813

       Interest expense, net                                  2,150              621                  715            105
                                                         ----------       ----------          -----------     ----------

       Income before income taxes                         $   6,975        $   9,996          $       939      $   5,708
                                                          =========        =========          ===========      =========

Included in finished goods inventory at October 31, 2005 are $29.6 million and
$17.8 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at October 31, 2004 are $22.1 million and $10.8 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

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

On July 11, 2005, we acquired the business of Marvin Richards. Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the
Marvin Richards brand name. In addition, it has licenses for men's and women's outerwear under the Calvin Klein and ck Calvin Klein brand name and women's outerwear under the St. John brand name. Marvin Richards also conducts a variety of private label programs.

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

In September 2005, we entered into a license agreement to manufacture and distribute women's better suits under the Calvin Klein label. We expect to begin shipping this line for the spring 2006 season.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 31,
2004

Net sales for the three months ended October 31, 2005 increased by $71.2 million to $186.6 million from $115.4 million in the same period last year. Net sales from our new Marvin Richards and Winlit divisions accounted for $65.7 million of this increase. Net sales of licensed apparel increased $41.2 million to $108.1 million from $66.9 million. The increase is primarily a result of sales of $28.7 million of licensed apparel by our two new divisions. Sales under new licenses for Kenneth Cole Men's and IZOD ($7.0 million) and increases in our Sports
Licensing ($4.3 million) and Jones Women's ($3.7 million) divisions also contributed to the increase in the licensed segment. Net sales of our non-licensed apparel increased $30.1 million to $78.6 million from $48.5 million in the same quarter last year. This increase is the result of sales of non-licensed apparel of $36.9 million by our new Marvin Richards and Winlit divisions offset, in part, by decreases in sales of non-licensed apparel under our pre-existing owned labels and private label programs.

Gross profit increased by $21.1 million to $55.1 million, or 29.5% of net sales, for the three month period ended October 31, 2005 from $34.0 million, or 29.5%
of net sales, in the same period last year. Gross profit from our two new divisions accounted for $20.3 million of this increase. The gross profit percentage in our licensed apparel segment was 32.7% in the three month period ended October 31, 2005 compared to 31.6% in the same period last year. The gross profit percentage in our licensed apparel segment increased primarily due to commission fee income of $1.1 million. There was no commission fee income in this segment in last year's comparable period. There is no cost of goods sold component associated with these commission transactions. The gross profit percentage in our non-licensed apparel segment decreased to 25.2% in the three months ended October 31, 2005 from 26.7% in the same period last year primarily due to a decrease in gross profit margins in connection with sales of our non-licensed women's apparel partially offset by an increase in commission fee income. Commission fee income generated in the non-licensed apparel segment increased to $1.8 million during the three months ended October 31, 2005 from
$1.1 million in the comparable period of the prior year.

Selling, general and administrative expenses increased $11.2 million to $27.3 million in the three month period ended October 31, 2005 from $16.1 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($5.6 million), advertising and promotion ($2.3 million), facility costs ($898,000) and depreciation and amortization ($920,000). Personnel costs increased due to additional personnel of the acquired businesses, as well as a non-cash compensation charge of $1.6 million incurred as a result of the vesting during the quarter of 141,000 shares of restricted stock previously granted to key management. Advertising and promotion increased due to contractual advertising under the licenses that we added as a result the acquisitions and contractual advertising under our existing license agreements. Facility costs increased as a result of the additional rent under leases assumed from the acquired businesses.
Amortization expense increased as a result of the amortization of the identifiable intangibles acquired.

Interest and finance charges, net for the three month period ended October 31,
2005 were $2.2 million compared to $550,000 for the comparable period last year.
Interest expense increased due to the additional debt incurred in connection with the financing of our two acquisitions, the write off of deferred costs associated with our prior credit agreement that was terminated, as well as an increase in interest rates from an average of approximately 4.25% in the comparable period last year to 6.5% in this year's period, which represented approximately $225,000 of the increase.

Income tax expense for the three months ended October 31, 2005 was $10.7 million compared to $7.5 million in the comparable period last year. The effective rate for the current three months is 42% compared to 43% for the comparable prior period. The effective rate in the current three month period reflects a change in our estimated annual effective tax rate from 43% in our first fiscal quarter to 42% in our second fiscal quarter due to the reduced effect of the permanent differences on our higher taxable income.

NINE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2004

Net sales for the nine months ended October 31, 2005 increased by $79.0 million to $254.9 million from $175.9 million for the same period in the prior year. Net sales from our new Marvin Richards and Winlit divisions accounted for $71.8 million of this increase. Net sales of licensed apparel increased $38.3 million to $146.2 million from $107.9 million in the same period last year. The increase is primarily a result of sales of $31.2 million of licensed apparel by our two new divisions. Sales under new licenses for Kenneth Cole Men's and IZOD ($7.0 million) and an increase in our Sports Licensing division ($7.9 million) were partially offset by a decrease in sales in our fashion sports apparel business
($7.8 million). Net sales of non-licensed apparel increased $40.7 million to
$108.7 million from $68.0 million in the same period last year. This increase is the result of sales of non-licensed apparel of $40.5 million by our new Marvin
Richards and Winlit divisions offset, in part, by decreases in sales of non-licensed apparel under our pre-existing owned labels and private label programs.

Gross profit increased $22.4 million to $68.8 million, or 27.0% of net sales, for the nine months ended October 31, 2005 from $46.4 million, or 26.4% of net sales, for the same period last year. Gross profit from our two new divisions accounted for $22.2 million of this increase. The gross profit percentage of our licensed apparel segment increased to 29.5% in the nine months ended October 31,
2005 from 27.2 % in the same period last year. The gross profit percentage in our licensed apparel increased primarily due to commission fee income of $1.1 million. There was no commission fee income in this segment in last year's comparable period. There is no cost of goods sold component associated with these commission transactions. In addition, the higher gross margin in connection with sales in our new Calvin Klein division also contributed to the increase in the gross profit percentage. The gross profit percentage in our non-licensed apparel segment decreased to 23.6% during the nine months ended
October 31, 2005 compared to 25.2% in the nine months ended October 31, 2004 primarily due to a decrease in commission fee income. Commission fee income in the non-licensed apparel segment decreased to $1.8 million during the nine months ended October 31, 2005 from $2.1 million in the comparable period of the prior year.

Selling, general and administrative expenses for the nine months ended October
31, 2005 were $49.0 million compared to $38.1 million for the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($6.0 million), advertising and promotion
($1.6 million), facility costs ($1.1 million) and depreciation and amortization
($1.1 million). Personnel costs increased due to the additional personnel of the acquired businesses, as well as a non-cash compensation charge of $1.6 million incurred as a result of the vesting during the quarter of 141,000 shares of restricted stock previously granted to key management. Advertising and promotion increased due to contractual advertising under the licenses that we added as a result of the acquisitions and contractual advertising under our existing license agreements. Facility costs increased as a result of the additional rent under leases assumed from the acquired businesses. Amortization expense increased as a result of the amortization of the identifiable intangibles acquired.

Interest and finance charges, net were $2.8 million for the nine months ended
October 31, 2005 compared to $820,000 in the same period last year. Interest expense increased due to the additional debt incurred in connection with the financing of our two acquisitions and the write off of deferred costs associated with our prior credit agreement that was terminated, as well as due to an increase in average interest rates from approximately 4.25% to 6.50%, representing approximately $225,000 of the increase.

We had an income tax expense of $7.1 million for the nine months ended October
31, 2005 compared to $3.2 million in the same period last year. Our effective tax rate was 42% in the nine month period ended October 31, 2005 compared to
48.7% in the same period last year. The effective rate the current nine month period reflects a change in our estimated annual effective tax rate from
43% in our first fiscal quarter to 42% in our second fiscal quarter due to the reduced effect of the permanent differences on our higher taxable income. The higher effective tax rate in the period ended October 31, 2004 also reflects the charge of $882,000 associated with the sale of our joint venture interest in a factory in China for which we did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. During our second fiscal quarter, we also used cash to fund the purchase of Marvin Richards and certain assets from Winlit.

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

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2005, direct borrowings were $88.7 million and our contingent liability under open letters of credit was approximately $7.8 million compared to direct borrowings of $35.4 million and contingent liability under open letters of credit of approximately $9.5 million as of October 31,
2004.

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

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an
Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of October 31, 2005 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

We had cash and cash equivalents of $2.7 million as of October 31, 2005. We generally use significant cash in the operation of our business in the first half of our fiscal year as we prepare for our third quarter, which is generally our highest volume quarter. This year we also used significant cash to fund the purchase price of the two acquisitions we made in July 2005.

We used $89.3 million of cash from operating activities in the nine months ended
October 31, 2005, primarily as a result of increases of $107.2 million in accounts receivable and $9.5 million in inventory, offset in part by our net income of $9.8 million, an increase in accounts payable and accrued expenses of
$10.2 million and an increase of income taxes payable of $6.8 million. The increase in accounts receivable for the nine months is a result of the majority of our sales occurring during our significant fall shipping season, which is consistent with our seasonal pattern in prior years. The increase over the prior year in the amount is due to the increased sales volume attributable to the acquired businesses. The increase in

inventory is a result of anticipated fourth quarter orders to be shipped. The increase in inventory compared to last year is a result of inventory held by the acquired businesses offset by inventory decreases in our pre-existing divisions.
The increase in accounts payable and accrued expenses is primarily a result of the purchasing activity for the fall season and newly acquired businesses.

We used $21.5 million of cash for investing activities in the nine months ended
October 31, 2005, primarily in connection with the acquisitions of Marvin
Richards and Winlit. We used the balance of $ 860,000 in investing activities for capital expenditures, primarily to renovate existing and additional warehouse space that we leased.

Cash from financing activities provided $97.0 million in the nine months ended
October 31, 2005 primarily as a result of borrowings of $108.7 million under our new financing agreement, offset in part by the repayment of $12.5 million under our terminated credit facility. These borrowings were used to repay our prior revolving credit agreement and finance our working capital needs during our peak fall season. We also used the borrowings to pay the cash portion of the purchase price for the acquisitions of Marvin Richards and Winlit and expenses incurred in connection with the acquisitions and the new financing agreement.

At October 31, 2004, we had cash and cash equivalents of $3.0 million. We used
$48.0 million of cash in operating activities in the nine months ended October
31, 2004, resulting primarily from an increase in accounts receivable of $62.4 million and inventory of $8.6 million, offset in part by an increase in accounts payable and accrued expenses of $14.9 million and our net income of $3.4 million. The increase in accounts receivable for the nine months is a result of significant fall shipping season, which is consistent with our seasonal pattern in prior years.

 Cash flows generated by financing activities in the nine months ended October
31, 2004 were primarily from direct borrowings under our line of credit in the amount of $35.4 million. Capital expenditures were not significant during the nine months ended October 31, 2004.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31,
2005 and in our Quarterly Report on Form 10-Q for the quarter ended July 31,
2005 are those that depend most heavily on these judgments and estimates. As of
October 31, 2005, there have been no material changes to our critical accounting policies.

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
123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facility. The standard is effective for fiscal years beginning on or after June 15, 2005. We do not expect SFAS No. 151 to have a material effect on our Consolidated Financial Statements.

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

Acquisition of Marvin Richards and Winlit

On July 11, 2005, we completed the acquisition of Marvin Richards and specified assets and liabilities of Winlit. The operating results of Marvin Richards and
Winlit are included in our results from July 11, 2005 to October 31, 2005. We have applied our disclosure controls and procedures to Marvin Richards and
Winlit for that period. Pro forma information is based upon unaudited information of the acquired companies for periods prior to July 11, 2005. We have not evaluated the controls that were in place during these periods. We will continue to closely monitor and refine our internal controls over financial reporting for these new divisions during the transition and integration period.
No deficiencies have been identified at this time.

ITEM 6.  EXHIBITS

              31.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2005.

              31.2    Certification by Neal S. Nackman, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2005.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2005.

              32.2    Certification by Neal S. Nackman, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended October 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            G-III APPAREL GROUP, LTD.
                                                  (Registrant)

Date:  December 13, 2005                    By: /s/ Morris Goldfarb
                                                -------------------
                                            Morris Goldfarb
                                            Chief Executive Officer

Date:  December 13, 2005                    By: /s/ Neal S. Nackman
                                                -------------------
                                            Neal S. Nackman
                                            Chief Financial Officer

