Form 10-K
period 2005-12-31
G III APPAREL GROUP LTD /DE/
filed 2006-05-01
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

OR

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

Registrant’s telephone number, including area code: (212) 403-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of July 31, 2005, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was approximately $46,053,000.

The number of outstanding shares of the registrant’s Common Stock as of March 31, 2006 was 12,333,996.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 8, 2006, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.	BUSINESS

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2006 is referred to as ‘‘fiscal 2006’’. Our Internet address is ‘‘www.g-iii.com’’.

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a three-for-two stock split of our Common Stock in March 2006.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear, including coats, jackets, pants and other sportswear items, as well as women’s suits, and dresses. We sell our products under licensed labels, our own proprietary labels and private retail labels. Our strategy is to deliver superior apparel value to the retail consumer through recognizable brands. We distribute our products through a broad mix of retail partners at a variety of price points.

The sale of licensed products is a key element of our strategy. We have been distributing products under licensed brands for over ten years. We currently have fashion licenses to produce products under the Calvin Klein, ck Calvin Klein, Sean John, Kenneth Cole New York, Reaction Kenneth Cole, Nine West, Cole Haan, Guess?, Jones New York, Jones NY Collection, Cece Cord, IZOD, Ellen Tracy, Tommy Hilfiger, Donald Trump, James Dean and Pacific Trail fashion labels. We also have sports licenses to produce products containing trademarks of the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Louisville Slugger, World Poker Tour and many U.S. colleges and universities.

In July 2005, we acquired the business of J. Percy for Marvin Richards and the operating assets of Winlit Group, Ltd. As a result of the Marvin Richards acquisition, we added licenses for men’s and women’s outerwear under the Calvin Klein brand name. We also acquired Marvin Richards own proprietary label. As a result of acquiring Winlit’s assets, we added licenses for men’s and women’s outerwear under the Guess? brand, leather outerwear under the Tommy Hilfiger brand, as well as licenses for Ellen Tracy and Pacific Trail outerwear. We also acquired Winlit’s own proprietary labels. We added significant executive merchandising, manufacturing and design expertise as a result of these acquisitions.

In addition to the licenses we added as a result of the two acquisitions we made, we also increased our portfolio of licensed fashion product through new license agreements. After our acquisition of Marvin Richards, we expanded our relationship with Calvin Klein by entering into license agreements in September 2005 to manufacture and distribute women’s better suits, and in April 2006 to manufacture and distribute women’s dresses, under the Calvin Klein label. In March 2006, we added licenses with Sean John for women’s sportswear and outerwear. We have manufactured and distributed men’s outerwear under the Sean John label for over five years.

In March 2006, we announced that we had expanded our relationship with Wal-Mart, Inc. to design and produce a new young men’s and boy’s branded urban sportswear line, Exsto. Initially, this line will consist of sportswear, outerwear and hats and is expected to be available in approximately 300 Wal-Mart stores for the upcoming fall season.

Proprietary labels under which we currently sell product include Marvin Richards, G-III, Black Rivet, Siena, Siena Studio, Colebrook, G-III by Carl Banks, Winlit, NY 10018, LNR and La Nouvelle Renaissance.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment principally includes sales of apparel under our own brands and private label brands owned by retailers. See Note M to our Consolidated Financial Statements for financial information with respect to these segments.

We are a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Products — Development and Design

G-III manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, sportswear and women’s suits. We expect to offer women’s dresses beginning with the Holiday 2006 season. We sell products under licensed brand names, our own brand names and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Women’s licensed apparel includes products that sell at retail prices generally ranging from $100 for sportswear items to $3,500 for outerwear. Men’s licensed apparel consists of garments that generally sell at retail prices ranging from $50 for sportswear items to $2,000 for outerwear.

We work closely with our licensors in creating designs and styles for each licensed brand sold by us. Licensors generally must approve products to be sold under their brand names prior to production by us.

Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences. We seek to design products in response to trends in consumer preferences, rather than attempt to create new market trends and styles.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Black Rivet, Colebrook, Marvin Richards, Winlit and NY 10018 lines of women’s apparel consist of moderately priced women’s outerwear and sportswear that typically sell at retail prices from $40 for sportswear items to $250 for outerwear. Products in our men’s outerwear lines, primarily consisting of leather outerwear, sold under the G-III, Colebrook and Winlit labels, typically have retail prices between $40 and $400. Siena Studio, LNR, and La Nouvelle Renaissance, our bridge-priced lines of women’s leather and textile apparel, primarily consist of jackets, skirts and related sportswear separates with retail prices from $100 for skirts to $700 for outerwear.

We also work with retail chains, such as Wal-Mart, Sam’s, JC Penneys, and Kohl’s, in developing product lines sold under their own proprietary private labels. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for the ability to arrange for the manufacture of apparel on a reliable, expeditious and cost-effective basis.

Our design personnel meet regularly with our sales and merchandising department, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. Their efforts include extensive research using trend and color services. Our designers present sample items to us along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past ten years.

As a result of our two acquisitions in July 2005, we have added licenses for Calvin Klein, Guess?, Tommy Hilfiger, Ellen Tracy and Pacific Trail. We entered into license agreements to manufacture and distribute women’s better suits in September 2005, and women’s dresses in April 2006, under the Calvin Klein label. In March 2006, we entered into license agreements to manufacture and distribute women’s sportswear and outerwear under Sean John labels.

The following table sets forth for each of our principal licenses the date on which the current term ends and the date on which any potential renewal term ends:

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s)	December 31, 2010	December 31, 2015
Calvin Klein (Women’s)	December 31, 2008	December 31, 2013
Calvin Klein (Women’s Suits)	December 31, 2011	None
Calvin Klein (Women’s Dresses)	December 31, 2011	December 31, 2016
Cole Haan	January 31, 2007	None
Ellen Tracy/Company Ellen Tracy	December 31, 2007	December 31, 2010
Guess/Guess?	December 31, 2009	None
Izod	December 31, 2007	December 31, 2012
Jones New York/Jones NY Collection	January 31, 2009	None
Kenneth Cole NY/Reaction Kenneth Cole	December 31, 2008	December 31, 2012
Nine West	January 31, 2008	None
Sean John (Men’s Outerwear)	January 31, 2007	January 31, 2010
Sean John (Women’s Outerwear and Sportswear)	December 31, 2009	December 31, 2022
Tommy Hilfiger	March 31, 2009	None
Sports Licenses
Collegiate Licensing Company	March 31, 2007	None
Major League Baseball	December 31, 2007	None
National Football League	March 31, 2007	None
National Basketball Association	September 30, 2006	None

Under our licensing agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments, usually based on a percentage of net sales of licensed products, and receive prior approval of the licensor as to all design and other elements of a garment prior to production, among other requirements. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license.

Our ability to extend the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. Other criteria may also impact our ability to renew a license. As a result, we cannot be sure that we will be able to renew a license agreement when it expires even if we desire to do so.

We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve. Revenues from the sale of licensed products accounted for 60.8% of our net sales during fiscal 2006 compared to 63.6% of our net sales in fiscal 2005 and 76.3% of our net sales in fiscal 2004. In fiscal 2006, sales of licensed product as a percentage of total net sales decreased primarily because a majority of the revenue from our Marvin Richards division, which we acquired in fiscal 2006, was generated by their own proprietary brands. The significant decrease in fiscal 2005 compared to fiscal 2004 in the percentage of our net sales accounted for by licensed products was the result of our largest customer shifting from orders for licensed product to orders for our proprietary branded product.

Manufacturing and Sourcing

G-III imports its products from independent manufacturers located primarily in China and, to a lesser extent, in South Korea, the Ukraine, Eastern Europe, the Dominican Republic, Macau, Sri Lanka and Vietnam. A small portion of our garments is manufactured in the United States.

In January 2005, we sold our joint venture interest in a factory in Northern China to our joint venture partner. We manufactured approximately 3.2% of our products at this factory in fiscal 2006. We may continue to source comparable unit levels of production through this factory although the percentage of our products from this factory will decrease as a result of our acquisitions in July 2005. As of January 31, 2006, we continued to employ 15 people at this factory to perform quality control and supervisory functions.

In fiscal 2006, we completed the transition from Korea to two representative offices in Qingdao and Hangzhou, China. As a result, we closed our branch office in Korea that had acted as a liaison between us and manufacturers in the Far East. Because a majority of our production is being sourced in China, we believe it is more efficient to provide the liaison functions in closer proximity to where the manufacturing occurs. Our China offices will perform all the functions that had previously been performed in Korea. At January 31, 2006, we had 42 employees in our Qingdao office and 16 employees in our Hangzhou office.

G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality and types of garments to be produced. Liaison office personnel negotiate and place orders with one or more manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including quality, availability of production capacity, pricing and ability to meet changing production requirements.

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. The Hong Kong office supports our production of products on a commission fee basis that we arrange directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2006, the Hong Kong office employed 4 persons.

In connection with the foreign manufacture of our apparel, manufacturers purchase leather, wool and other fabrics under our direction. In addition, they purchase necessary ‘‘submaterials’’ (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of garments, samples of the raw materials or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished apparel at the factory site.

The manufacture of the substantial majority of our apparel is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All submaterials are also added at this time. Products are inspected by us throughout this process to insure that the design and quality specifications of the order provided by us are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the garment is labeled and ready for shipment. A final random inspection by us occurs when the garments are packed for shipment.

We generally arrange for the production of apparel on a purchase order basis with completed garments manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

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

A majority of all finished goods manufactured for us is shipped to our New Jersey warehouse and distribution facilities or to designated third party facilities for final inspection and allocation, as well as reshipment to customers. The goods are delivered to our customers and us by independent shippers, choosing the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and time considerations.

Quotas and Customs

Until January 1, 2005, our textile apparel was subject to quota restrictions. Quota represented the right to export amounts of certain categories of merchandise into a country. On January 1, 2005, pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, members, including the United States. China’s accession agreement for membership in the WTO provides that WTO member countries may re-impose quotas on specific categories of products if it is determined that imports from China have surged and are threatening to create a market disruption for these categories of products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. Currently, these limitations do not apply to products imported by us from China. We also do not expect these limitations to have a negative impact on our ability to manufacture and import women’s suits, dresses and sportswear under licenses recently signed by us.

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

Raw Materials

We purchase most products manufactured for us on a finished goods basis. Raw materials used in the production of our apparel, such as leather, wool and cotton, are available from numerous sources. The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs for leather products are impacted by changes in meat consumption worldwide, as well as by the popularity of leather products.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,500 customers, ranging from national and regional chains of specialty retail and department stores, whose annual purchases from us exceed $1 million, to small specialty stores, whose annual purchases from us are less than $1,000.

Sales to Federated Department Stores accounted for an aggregate of 19.0% of our net sales in fiscal 2006. Federated completed the acquisition of May Department Store Company in August 2005. Sales to Federated in fiscal 2006 include sales to the Macy’s, Lord & Taylor and Marshall Fields retail chains that are now part of the combined Federated and May. Sales to department store divisions of Federated and May constituted an aggregate of 11.3% of our net sales in each of fiscal 2005 and fiscal 2004. The increase in the percentage of our net sales to Federated in fiscal 2006 was the result of our two acquisitions in July 2005.

Sales to the Sam’s Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 15.3% of our net sales in fiscal 2004, 15.0% of our net sales in fiscal 2005 and 13.2% of our net sales in fiscal 2006.

The loss of either Federated or Wal-Mart, or a significant reduction in purchases by either customer, could have a material adverse affect on our results of operations. Sales to our ten largest customers accounted for 61% of our net sales in fiscal 2006 compared to 53% of net sales in fiscal 2005.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for less than 1% of our net sales in fiscal 2006.

G-III’s products are sold primarily through a direct sales force that consisted of 49 employees as of January 31, 2006. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 82% of our net sales in fiscal 2006, 74% of our net sales in fiscal 2005 and 75% of our net sales in fiscal 2004. The percentage of our net sales increased during this period in fiscal 2006 because we made two acquisitions in July 2005. The July through November time frame is expected to continue to represent a disproportionate amount of our net sales.

Order Book

A portion of our orders consists of short-term purchase orders from customers who place orders on an as-needed basis. Information relative to open purchase orders at any date may also be materially affected by, among other things, the timing of the initial showing of apparel to the trade, as well as by the timing of recording of orders and shipments. As a result, we do not believe that disclosure of the amount of our unfilled customer orders at any time is meaningful.

Competition

We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), J.L. Colebrook, JLC, Colebrook & Co., Ladies First by G-III/Carl Banks, American Classics By Colebrook, Black Rivet, Black Rivet & Design [lower diamond], Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], ColeB Co. (& Design), Siena Studio, Sports 58 (& Design) and Studio 512. We have applications for several additional marks pending before the U.S. Patent and Trademark Office, including the trademarks we acquired from Marvin Richards.

We acquired trademarks previously owned by Winlit Group, Ltd., including WINLIT, WINLIT (Stylized), LNR, LNR (Stylized), La Nouvelle Renaissance and NY 10018 upon our acquisition of specified assets of Winlit. We also acquired the J. Percy Sport, Marvin Richards and J. Percy For Marvin Richards United Kingdom trademarks upon our acquisition of Marvin Richards.

We have been granted trademark registration for G-III in Canada, the European Union, France and Mexico, for J.L. Colebrook in Canada, France, Great Britain, Mexico and the European Union, and for J.L.C. (& Design) and JLC (& Design) in Canada. We also have applications for several additional marks in Canada, the European Union, Mexico and Russia.

Although we regard our trademarks as valuable assets and intend to vigorously enforce our trademark rights, we do not believe that any failure to obtain federal trademark registrations for which we have applied would have a material adverse effect on us.

Employees

As of January 31, 2006, we had 510 full-time employees, of whom 90 worked in executive, administrative or clerical capacities, 213 worked in design, merchandising and sourcing, 158 worked in warehouse facilities, and 49 worked in sales. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 100 of our full-time employees as of January 31, 2006. This agreement, which is currently in effect through October 31, 2006, automatically renews on an annual basis thereafter unless terminated by us or the Union prior to September 1 of that year.

Website Access to Reports

Our internet website is http://www.g-iii.com. We make available free of charge on our website (under the heading ‘‘About G-III’’) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	55	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	46	Vice Chairman, President – Marvin Richards Division, Director
Jeanette Nostra	54	President
Wayne S. Miller	48	Chief Operating Officer and Secretary
Neal S. Nackman	46	Chief Financial Officer and Treasurer
Deborah Gaertner	51	Vice President – Women’s Sales Division of G-III Leather Fashions

Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Lakes Entertainment, Inc.

Sammy Aaron became our Vice Chairman and President of our Marvin Richards division, as well as one of our directors, after the Marvin Richard acquisition in July 2005. Prior to joining G-III, Mr. Aaron served as the President of Marvin Richards from 1998 until July 2005.

Jeanette Nostra became our President in April 1997. She had been our Executive Vice President since March 1992. Ms. Nostra’s responsibilities for G-III include sales, marketing, merchandising, product development and public relations for our licensed fashion brands. We have employed Ms. Nostra since 1981.

Wayne S. Miller has been our Chief Operating Officer since Mary, 2003 and our Secretary since March 1998. He also served as our Chief Financial Officer from April 1998 until September 2005, and as our Treasurer from November 1998 until April 2006.

Neal S. Nackman has been our Chief Financial Officer since September 2005 and was elected Treasurer in April 2006. Mr. Nackman served as Vice President – Finance from December 2003 until April 2006. Prior to joining G-III, Mr. Nackman was a financial consultant with Jefferson Wells International from January 2003 until December 2003. From May 2001 until October 2002, he was Senior Vice President – Controller of Martha Stewart Living Omnimedia, Inc. From May 1999 until May 2001, he was Chief Financial Officer of Perry Ellis International Inc. From August 1995 until May 1999, he was the Vice-President – Finance with Nautica Enterprises, Inc.

Deborah Gaertner is the Vice President – Women’s Division of G-III Leather Fashions and has held this position since March 1992. Ms. Gaertner is responsible for sales and marketing of certain of our women’s apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

Carl Katz, one of our directors, and Jeanette Nostra are married to each other.

ITEM 1A.	RISK FACTORS

We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Operations

The failure to maintain our licensing arrangements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2006, revenues from the sale of licensed product accounted for 60.8% of our net sales compared to 63.6% of our net sales in fiscal 2005 and 76.3% of our net sales in fiscal 2004.

We are generally required to achieve specified minimum net sales, pay specified royalties and advertising payments and receive prior approval of the licensor as to all design and other elements of a garment prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

We are currently negotiating renewals of some of our license agreements, including our license agreement with the National Football League. We cannot be sure that we will be able to secure the renewal of this or other license agreements on terms acceptable to us or at all. The loss of the NFL license could have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to ‘‘reposition’’ its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brands’ business, adversely affecting our sales and profitability. In addition, as products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

If we are unable to successfully translate market trends into attractive product offerings, our sales and profitability could suffer.

Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard. For example, a key part of our success in fiscal 2004 was a result of increased sales of fashion sports apparel. This trend did not continue in fiscal 2005 and, as a result, our results of operations were materially adversely affected. We need to anticipate and respond to changing trends quickly, efficiently and effectively in order to be successful.

Expansion of our product offerings involves significant costs and uncertainty and could adversely affect our results of operations.

An important part of our strategy is to expand the types of products we offer. For example, in the past year we have added licenses for new lines of women’s suits, sportswear and dresses. We have limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products requires substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures.

If our customers change their buying patterns, request additional allowances or develop their own private label brands, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to vendors, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private labels brands and reducing the number of vendors they purchase from, could also impact our sales to these customers.

The concentration of our customers could adversely affect our business.

Our ten largest customers accounted for approximately 61% of our net sales in fiscal 2006 compared to 53% of our net sales in fiscal 2005, with our two largest customers accounting for 19.0% and 13.2% of our net sales in fiscal 2006. Consolidation in the retail industry, such as the combination of the Federated and May department store chains, has increased the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us, could reduce our revenues and materially adversely affect our results of operations.

If we miscalculate the market for our products, we may end up with significant excess inventories for some products and missed opportunities for others.

We often produce garments to hold in inventory in order to meet our customers’ delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our results of operations.

We are dependent upon foreign manufacturers.

We do not own or operate any manufacturing facilities. Almost all of our products are imported from independent foreign manufacturers. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices, any of which could have a material adverse effect on our business. We do not have long-term written agreements with any of our manufacturers. As a result, any of these manufacturers may unilaterally terminate its relationship with us at any time.

We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices employed by factories that manufacture product for us. Any failure by these manufactures to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States, and the potential negative publicity relating to any of these events, could result in a violation by us of our license agreements and harm us and our reputation.

We are subject to the risks of doing business abroad.

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. Because our products are produced abroad, political and/or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries and/or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. If there is downward pressure on the value of the dollar, our purchase prices for our products could increase. We may not be able to offset an increase in product costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and ability to meet customer demands.

Fluctuations in the price, availability and quality of the leather, wool and other materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. The supply and price of leather is vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, in the past the outbreak of mad-cow and foot-and-mouth disease in Europe, and its aftereffects, adversely affected the supply of leather. Any recurrence of these diseases could adversely affect us. The prices for wool and other fabrics used in our products depend largely on the market prices for the raw materials used to produce them, such as raw wool or cotton. We may not be able to pass all or any portion of higher material prices to our customers.

If we lose the services of our key personnel, our business will be harmed.

Our future success depends on Morris Goldfarb and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals could also adversely affect us.

We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.

Part of our strategy is to pursue acquisitions to expand our business. For example, in July 2005, we acquired Marvin Richards and the operating assets of Winlit. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition.

Acquisitions could also result in:

•	substantial cash expenditures;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	a decrease in our profit margins; and

•	amortization of intangibles and potential impairment of goodwill.

If acquisitions disrupt our operations, our business may suffer.

We may need additional financing to continue to grow.

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit and related term loan entered into in July 2005. Our need for working capital and the amount of our debt increased as a result of our two acquisitions in July 2005. In December 2005, we began to make quarterly payments under our term loan of $1,650,000. A final payment under the term loan of $11,850,000 is due in July 2008. Our growth is dependent on our ability to extend and increase the line of credit and may be dependent on our ability to refinance the term loan if we do not generate sufficient cash to make the payments due under the term loan. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all.

We are dependent on sales during the July through November period each year for the substantial majority of our net sales and net income.

Retail sales of outerwear apparel have traditionally been seasonal in nature. As a result, we are dependent of our sales from July through November each year for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 82% of our net sales in fiscal 2006, 74% of our net sales in fiscal 2005 and 75% of our net sales in fiscal 2004. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. The July through November time frame is expected to continue to provide a disproportionate amount of our sales for the foreseeable future.

Risk Factors Relating to the Apparel Industry

The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins.

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

If major department, mass merchant and specialty store chains continue to consolidate, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, such as the recent purchase of May Department Store Company by Federated Department Stores, Inc., could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms. If purchasing decisions become more centralized, the risks from consolidation increases. Customers may also concentrate purchases among a narrowing group of vendors. This could adversely affect our business.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a materially adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has in the past caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

The significant increase in fuel prices could adversely affect our results of operations.

Fuel prices have increased significantly during the past year, most recently as a result of Hurricane Katrina and tensions in the Middle East. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices could cause our operating expenses to increase, especially with respect to warehousing and freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

If new legislation restricting the importation or increasing the cost of textiles and apparel produced abroad is enacted, our business could be adversely affected.

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

The quota system established by the World Trade Organization was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose quotas on specific product. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel market could limit our ability to import apparel and increase our costs.

Other Risks Relating to Ownership of Our Common Stock

Two persons are in a position to substantially control matters requiring a stockholder vote.

As of March 31, 2006, Morris Goldfarb, our Chairman and Chief Executive Officer, and his father, Aron Goldfarb, our founder and former director, beneficially owned an aggregate of approximately 47.3% of our outstanding common stock. As a result, if they vote together, they effectively have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2004 and March 31, 2006, the market price of our common stock has ranged from a low of $3.79 to a high of $11.95 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

•	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;

•	a shortfall in revenues or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	announcements concerning our competitors;

•	changes in product pricing policies by our competitors or our customers;

•	general conditions in our industry; and

•	general conditions in the securities markets.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our results of operations.

We will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by no later than the end of our fiscal year ending January 31, 2008. If we were to qualify as an accelerated filer as of July 31, 2006, we would need to comply by the end of our current fiscal year ending January 31, 2007. We have begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

ITEM 2.	PROPERTIES

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue, which is one of the leading apparel buildings in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.2 million. We also lease approximately 4,000 square feet at a current annual rent of $90,000 in an adjoining building at 500 Seventh Avenue for additional design staff.

We assumed leases for an additional 28,000 square feet of office and showroom space at 512 Seventh Avenue in connection with our acquisition of Marvin Richards. The current aggregate annual rent for this space is $500,000. One of these leases expires in January 2008 and the other expires in December 2013. We assumed a lease in New York City for approximately 20,000 square feet of office and showroom space at 463 Seventh Avenue in connection with the Winlit transaction. The current annual rent is approximately $440,000 and the lease expires in December 2011.

Our warehouse and distribution facility, located in Secaucus, New Jersey, contains approximately 110,000 square feet. In February 2005, we extended the lease on this facility through February 2011. As part of the new lease, we leased an additional 95,000 square feet of adjacent space that we have utilized since October 1, 2005. Annual rent for the entire premises is approximately $1.2 million. The additional space is being used for product distribution. We obtained the additional space to reduce our reliance on third party warehouses and accommodate the additional volume we anticipate being generated from our newly signed licenses. In fiscal 2006, we spent approximately $800,000 to renovate the new and existing warehouse space. We assumed the lease of additional warehouse space in Edison, New Jersey in connection with our acquisition of Marvin Richards. The Edison facility contains approximately 89,000 square feet of space. Annual rent for the premises is approximately $426,000. The lease expires in January 2007.

A majority of our finished goods is shipped to our New Jersey distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

We also lease office space at 345 West 37th Street in New York City. This space is leased from a corporation owned by Morris Goldfarb and Aron Goldfarb. Aggregate payments under this lease in fiscal 2006 were $227,000. We lease three floors in the building as well as parking spaces and a billboard. Total leased space in this building is approximately 10,100 square feet.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market For Common Stock

Our Common Stock is quoted on the Nasdaq National Stock Market under the trading symbol ‘‘GIII’’. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq Stock Market. All share prices have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

	High Prices	Low Prices
Fiscal 2005
Fiscal Quarter ended April 30, 2004	$7.26	$4.81
Fiscal Quarter ended July 31, 2004	$6.30	$4.57
Fiscal Quarter ended October 31, 2004	$5.02	$3.83
Fiscal Quarter ended January 31, 2005	$5.53	$3.79
Fiscal 2006
Fiscal Quarter ending April 30, 2005	$5.77	$4.85
Fiscal Quarter ended July 31, 2005	$7.58	$4.53
Fiscal Quarter ended October 31, 2005	$7.83	$6.63
Fiscal Quarter ended January 31, 2006	$9.65	$6.50
Fiscal 2007
Fiscal Quarter ending April 30, 2006 (through April 20, 2006)	$11.95	$9.26

The last sales price of our Common Stock as reported by the Nasdaq Stock Market on April 24, 2006 was $9.86 per share.

On April 24, 2006, there were 52 holders of record and, we believe, approximately 725 beneficial owners of our Common Stock.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ in Item 7 below and Note E to our Consolidated Financial Statements.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below as of and for the years ended January 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements. Our audited consolidated financial statements as of January 31, 2002, 2003 and 2004 and for the years ended January 31, 2002 and 2003 are not included in this filing. The selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts in the Income Statement Data for fiscal years 2002 through 2005 have been reclassified to conform to the current year presentation.

Our results of operations for the year ended January 31, 2006 include the results of our Marvin Richards and Winlit divisions from July 11, 2005, the date we acquired the stock of Marvin Richards and certain assets from Winlit.

All share and per share information in the table below have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

(in thousands, except per share data)

	Year Ended January 31,
	2002	2003	2004	2005	2006
Consolidated Income Statement Data:
Net sales	$201,855	$203,301	$225,061	$214,278	$324,072
Cost of goods sold	158,160	153,367	162,229	161,534	239,226
Gross profit	43,695	49,934	62,832	52,744	84,846
Selling, general & administrative expenses	35,174	40,841	46,784	47,452	64,763
Depreciation and amortization	1,069	1,360	1,255	1,344	3,125
Non-recurring charge		3,556		882
Operating profit	7,452	4,177	14,793	3,066	16,958
Interest and financing charges, net	3,577	1,907	1,179	1,086	4,349
Income before income taxes	3,875	2,270	13,614	1,980	12,609
Income taxes	1,511	1,888	5,238	1,277	5,517
Net income	$2,364	$382	$8,376	$703	$7,092
Basic earnings per share	$0.24	$0.04	$0.81	$0.07	$0.62
Weighted average shares outstanding – basic	10,014	10,147	10,368	10,773	11,509
Diluted earnings per share	$0.21	$0.03	$0.76	$0.06	$0.58
Weighted average shares outstanding – diluted	11,061	11,020	11,022	11,292	12,236

	As of January 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Working capital	$46,140	$47,260	$57,388	$59,868	$61,197
Total assets	67,701	70,956	80,696	80,595	138,317
Short-term debt	906	885	852	972	7,578
Long-term debt, excluding current portion	203	88	0	510	21,750
Total stockholders’ equity	54,813	55,748	65,272	66,930	82,011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated revenues, expenses or other financial items, product introductions and plans and objectives related thereto, and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are ‘‘forward-looking statements’’ as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible disruption from acquisitions and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2006 is referred to as ‘‘fiscal 2006’’.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear, including coats, jackets, pants, suits, dresses and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. Our sales concentration has increased as sales to our ten largest customers increased from 53% of our net sales in fiscal 2005 to 61% of our net sales in fiscal 2006.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, particularly in light of the impact of the recent elimination of quota for apparel products, deliver products in a timely manner and continue to diversify our product portfolio and the markets we serve.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands.

The sale of licensed apparel has been a key element of our business strategy for many years. As part of this strategy, we added several new fashion and sports apparel licenses in the past year. We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wider array of products and at a variety of price points. The sale of licensed product accounted for 60.8% of our net sales in fiscal 2006 compared to 63.6% of our net sales in fiscal 2005 and 76.3% of our net sales in fiscal 2004.

On July 11, 2005, we acquired the business of Marvin Richards. Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. As a result of this acquisition, we have licenses under the Calvin Klein and ck Calvin Klein brand names. Marvin Richards also conducts a variety of private label programs.

On July 11, 2005, we also acquired specified operating assets of Winlit Group, Ltd. Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit's assets, we have licenses for men's and women's outerwear under the Guess? brand, leather outerwear under the Tommy Hilfiger brand, and ladies outerwear under licenses with Ellen Tracy and Pacific Trail. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

The operating results of Marvin Richards and Winlit have been included in our financial statements since July 11, 2005. As a result, our results for fiscal 2006 exclude the seasonal losses that were incurred by the acquired companies in the first half of fiscal 2006. Results for fiscal 2007 will include the full year of operations of the acquired companies, as well as a full year of interest expense and depreciation and amortization expense relating to the acquisitions. As a result, we expect that our seasonal losses in the first two quarters of fiscal 2007 will be higher than in fiscal 2006.

These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution, for a wider array of products and at a variety of price points. Both transactions are expected to complement our existing group of licensed brands, G-III owned labels and private label programs.

We entered into a new financing agreement on July 11, 2005 to fund the purchase price for these acquisitions and provide additional working capital. See ‘‘Liquidity and Capital Resources’’ for a description of this financing.

We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings. As a result of our acquisition of Marvin Richards, we have licenses for men’s and women’s outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women’s better suits under the Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women’s dresses under the Calvin Klein label. We began shipping the women’s suit line in January 2006 and expect to begin shipping women's dresses for the holiday 2006 season. We have had a license agreement with Sean John for men’s outerwear for over five years. In March 2006, we added license agreements to manufacture women’s sportswear and outerwear under Sean John labels. We expect to launch the Sean John sportwear line in 2007. We will also be producing a line of urban sportswear for Wal-Mart under their Exsto label with shipments expected to begin during the second quarter of fiscal 2007.

Significant trends that are affecting the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been significant downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to our consolidated financial statements.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, goodwill and intangible assets and stock-based compensation. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debt and inventory reserves, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounts Receivable

In the normal course of business, we extend credit to our customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of allowances and anticipated discounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings or substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions.

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

We allocated the purchase price of the companies we acquired in fiscal 2006 to the tangible and intangible assets acquired and liabilities assumed, based on their estimate fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

Critical estimates in valuing intangible assets include future expected cash flows from license agreements, trade names and customer relations. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

If we did not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect our net income.

Stock-based Compensation

Effective February 1, 2006, we will account for stock-based compensation in accordance with Statement of Financial Accounting Statements Standards No. 123R-‘‘Share-Based Payments’’. We will utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. We estimate that that we will recognize approximately $290,000 of stock-based compensation expense in fiscal 2007 with respect to stock options that were outstanding as of January 31, 2006. As of February 1, 2006, there was approximately $650,000 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted by us. These expenses are expected to be recognized through January 31, 2010.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.1	75.4	73.8
Gross profit	27.9	24.6	26.2
Selling, general and administrative expenses	20.8	22.2	20.0
Depreciation and amortization	0.5	0.6	1.0
Non-recurring charge		0.4
Operating profit	6.6	1.4	5.2
Interest and financing charges, net	0.5	0.5	1.3
Income before income taxes	6.1	0.9	3.9
Income taxes	2.4	0.6	1.7
Net income	3.7%	0.3%	2.2%

Results of Operations

Year ended January 31, 2006 (‘‘fiscal 2006’’) compared to year ended January 31, 2005 (‘‘fiscal 2005’’)

Net sales for fiscal 2006 increased by $109.8 million to $324.1 million from $214.3 million in the prior year. Net sales from our new Marvin Richards and Winlit divisions accounted for $99.5 million of this increase. Net sales of licensed apparel increased $60.7 million to $197.0 million from $136.3 million in the prior year. The increase was primarily a result of sales of $47.2 million of licensed apparel by our two new divisions. Sales under new licenses for Kenneth Cole Men’s and IZOD ($11.7 million) and an increase in our sports licensing division ($8.2 million) were partially offset by a decrease in sales in our fashion sports apparel business ($8.8 million). Net sales of non-licensed apparel increased $49.1 million to $127.1 million from $78.0 million in the prior year. This increase was the result of sales of non-licensed apparel of $52.5 million by our new Marvin Richards and Winlit divisions offset, in part by decreases in sales of non-licensed apparel under our pre-existing owned labels and private label programs.

Gross profit increased $32.1 million to $84.8 million, or 26.2% of net sales, for fiscal 2006 from $52.7 million, or 24.6% of net sales, for the prior year. Gross profit from our two new divisions accounted for $28.6 million of this increase. The gross profit percentage of our licensed apparel segment increased to 27.9% ($55.0 million) in fiscal 2006 from 25.1% ($35.1 million) in the prior year. The gross profit percentage in our licensed apparel increased primarily due to the higher gross margins in connection with sales in our new Calvin Klein division and improved gross margins in our Cole Haan and Sean John divisions. In addition, we had commission fee income of $843,000 in our licensed apparel segment. There was no commission fee income in this segment in last year’s comparable period. There is no cost of goods sold component associated with these commission transactions. The gross profit percentage in our non-licensed apparel segment increased to 23.5% ($29.8 million) during fiscal 2006 compared to 22.6% ($17.6 million) in the prior year due to higher gross margins in connection with sales of non-licensed apparel in our two new divisions offset by a decrease in commission fee income. Commission fee income in the non-licensed apparel segment decreased to $1.6 million during fiscal 2006 from $2.2 million in the comparable period of the prior year.

Selling, general and administrative expenses for fiscal 2006 were $67.9 million compared to $48.8 million for the prior year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($9.7 million), advertising and promotion ($3.0 million), facility costs ($2.2 million) and depreciation and amortization ($1.8 million). Personnel costs increased due to the additional personnel from the acquired businesses and an increase in management bonuses, as well as a non-cash compensation charge of $1.6 million incurred as a result of the vesting of 141,000 shares of restricted stock granted to key management. Advertising and promotion increased due to contractual advertising under the licenses that we added as a result of the acquisitions and contractual advertising under our existing license agreements. Facility costs increased primarily as a result of the additional rent under leases assumed in connection with the acquisitions. Amortization expense increased as a result of the amortization of the identifiable intangibles of Marvin Richards and Winlit that we acquired.

Interest and finance charges, net were $4.3 million for fiscal 2006 compared to $1.1 million in the prior year. Interest expense increased primarily due to the additional debt incurred to finance the cash portion of the purchase price of our two acquisitions and the write-off of deferred costs associated with our prior credit agreement that was terminated, as well as due to an increase in average interest rates from approximately 4.25% to 7.25%, representing approximately $100,000 of the increase.

We had an income tax expense of $5.5 million for fiscal 2006 compared to $1.3 million in the prior year. Our effective tax rate was 43.8% for fiscal 2006 compared to 64.5% in the prior year. The higher effective tax rate in fiscal 2005 reflected the charge of $882,000 associated with the sale of our joint venture interest in a factory in China for which we did not record a tax benefit.

Year ended January 31, 2005 (‘‘fiscal 2005’’) compared to year ended January 31, 2004 (‘‘fiscal 2004’’)

Net sales for fiscal 2005 were $214.3 million compared to $225.1 million for fiscal 2004. Net sales of licensed apparel decreased $35.4 million to $136.3 million from $171.7 million in fiscal 2004, primarily as a result of decreased sales of our fashion sports apparel ($27.2 million), as well as a change in purchases this year by our largest customer from licensed products to our own proprietary brands (a decrease of $18.4 million). These decreases were partially offset by increased sales of other licensed apparel, primarily Cole Haan and Sean John (aggregate increase of $11.1 million). Net sales of non-licensed apparel increased $24.7 million to $80.0 million from $53.4 million in fiscal 2004. This increase was primarily the result of our largest customer buying outerwear under our own women’s and men’s labels rather than under licensed labels as was done last year (an increase of $16.2 million), as well as increased sales of our Black Rivet brand (an increase of $4.6 million), which was launched in fiscal 2004.

Gross profit was $52.7 million, or 24.6% of net sales, for fiscal 2005 compared to $62.8 million, or 27.9% of net sales, in fiscal 2004. Gross profit of licensed apparel was $35.1 million (25.8% of net sales) compared to $48.8 million (28.4% of net sales) in fiscal 2004. The decrease in gross profit, both in amount and percentage, in the licensed apparel segment for fiscal 2005 was primarily the result of the decline in sales in our higher margin fashion sports apparel business. The gross profit percentage in the prior year was favorably impacted by a $1.2 million decrease in our receivable reserves in the second quarter of fiscal 2004 which predominantly impacted our licensed apparel segment. These reserves were established in the fourth quarter of fiscal 2003, but were no longer deemed necessary as actual discounts and allowances were less than anticipated.

Gross profit from non-licensed apparel was $17.6 million (22.6% of net sales) for fiscal 2005 compared to $14.0 million (26.3% of net sales) in fiscal 2004. The decrease in gross profit percentage in our non-licensed apparel segment resulted primarily from lower commission-based sales. Commission fee income, which is primarily generated in the non-licensed apparel segment, decreased to $2.2 million during fiscal 2005 from $4.3 million in fiscal 2004. There is no cost of goods sold component associated with these commission transactions.

Selling, general and administrative expenses for fiscal 2005 were $48.8 million compared to $48.0 million in fiscal 2004. This increase resulted primarily from increases in advertising and promotion ($1.4 million), design and product development ($710,000) and personnel costs ($320,000), which include health insurance benefits, offset by a decrease in sales commission expense ($1.7 million). Advertising and promotion expenses increased due to increases in our co-operative advertising, national advertising commitments and purchased advertising. Design and product development expenses increased primarily due to more extensive sample development in our sports and Black Rivet lines and due to the newly launched Cece Cord division. The increase in personnel costs was attributable to additional personnel hired in fiscal 2004 as well as increases in the cost of our health benefits, partially offset by decreased bonus expense compared to fiscal 2004. The decrease in sales commissions resulted from lower sales of fashion sports apparel which are made primarily by an outside sales force.

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

We had an income tax expense of $1.3 million for fiscal 2005 compared to an income tax expense of $5.2 million in fiscal 2004. Our effective tax rate was 64.5% in fiscal 2005 compared to 38.5% in fiscal 2004. The higher effective tax rate in fiscal 2005 reflected the charge of $882,000 for which we did not record a tax benefit.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality or our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary source to meet our cash requirements are borrowings under this credit facility and cash generated from operations. During fiscal 2006, we also used $23.9 million of cash to fund the purchase of Marvin Richards and specified assets from Winlit. We are required to make principal payments of at least $6.6 million during fiscal 2007 under our new term loan. In addition, we expect to use additional cash during the next three years to pay additional purchase price in connection with our two acquisitions based on the operating results of these two divisions in fiscal 2007, 2008 and 2009.

Financing Agreement

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

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. We have satisfied this requirement for the most recent period. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at our option at the prime rate or LIBOR plus 2.25%.

The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $74.7 million in fiscal 2004, $64.9 million in fiscal 2005 and $129.6 million in fiscal 2006. As of January 31, 2005 and 2006, there were no direct borrowings and no banker’s acceptances outstanding. Our contingent liability under open letters of credit was approximately $2.9 million at January 31, 2006 compared to approximately $1.8 million as of January 31, 2005.

The term loan in the original principal amount of $30 million is payable over three years with 11 quarterly installments of principal in the amount of $1,650,000. The first quarterly installment was paid on December 31, 2005. The balance of $11,850,000 remaining after the quarterly payments are made is due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. The term loan bears interest, at our option, at prime plus 1% (8.75% at April 1, 2006) or LIBOR plus 3.25% (7.85% at April 1, 2006).

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. The financing agreement is secured by all of our assets.

PT Balihides, our Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of January 31, 2006 of approximately $770,000. The loan is collateralized by the property, plant and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

At January 31, 2006, we had cash and cash equivalents of $7.0 million. We generated $6.9 million of cash from operating activities in fiscal 2006. Cash was generated primarily from our net income of $7.1 million, non-cash charges for depreciation and amortization ($3.1 million) and for shares of common stock issued as compensation ($1.7 million) and a net decrease in inventory of $12.0 million. The decrease in inventory resulted from the sale of $18.3 million of inventory that we acquired from Marvin Richards and Winlit that was not on our balance sheet at the beginning of the year, offset, in part, by an increase of $6.3 million in our year-end inventory. We realized cash from acquired accounts receivable of $5.5 million during the year. The cash generated from these items was offset primarily by an increase in accounts receivable of $21.0 million and an increase in prepaid expenses of $4.3 million. The increase in accounts receivable was primarily attributable to the increase in net sales in the fourth quarter fiscal 2006 sales compared to the prior year. The increase in prepaid expenses is primarily a result of contractual advance payments made to licensors in accordance with some of our license agreements.

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

Cash from Investing Activities

We used $21.8 million of cash for investing activities in fiscal 2006, primarily in connection with the acquisitions of Marvin Richards ($19.9 million) and Winlit ($596,000). We used the balance of $1.3 million in investing activities for capital expenditures, primarily to renovate existing and additional warehouse space that we leased. In fiscal 2005, capital expenditures, which were primarily for leasehold improvements for office and showroom space and computer equipment, amounted to $1.1 million, partially offset by the proceeds of $200,000 from the sale of our joint venture interest, resulting in a net use of $865,000 of cash for investing activities. In fiscal 2004, we used $693,000 of cash in investing activities to pay for capital expenditures.

Cash from Financing Activities

Cash from financing activities provided $8.8 million in fiscal 2006 primarily as a result of $30.0 million of borrowing under the term loan that is part of our new financing agreement, offset in part by the repayment of $12.5 million under our terminated credit facility and repayment of $8.1 million under our new credit facility. We used the proceeds of the term loan primarily to pay the cash portion of the purchase price for the acquisitions of Marvin Richards and Winlit and expenses incurred in connection with the acquisitions and the new financing agreement. As of January 31, 2006, there was $28.4 million outstanding under the term loan.

Cash flows generated by financing activities in fiscal 2005 were primarily from financing obtained under a capital lease arrangement ($600,000) and the exercise of stock options ($523,000).We had $493,000 of cash provided by financing activities in fiscal 2004 primarily due to $609,000 received in connection with the exercise of stock options, partially offset by $116,000 in payments of capital lease obligations.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (Revised 2004), ‘‘Share-based Payment’’ that will require us to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes effective for us on February 1, 2006.

We believe the pro forma disclosures in Note A to our consolidated financial statements under the caption ‘‘Stock Based Compensation’’ provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). We estimate that we will recognize approximately $290,000 of stock-based compensation expense in fiscal 2007 with respect to stock options that were outstanding as of January 31, 2006.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections,’’ which changes the requirements for accounting for and reporting of a change in accounting principles. SFAS No. 154 requires retrospective application to financial statements for prior periods of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Management does not expect the adoption of SFAS No. 154 to have a material effect on our results of operations or our financial position.

Off Balance Sheet Arrangements

We do not have any ‘‘off-balance sheet arrangements’’ as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2006, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$29,420	$7,370	$22,050
Capital Lease Obligations	511	208	303
Operating Lease Obligations	21,663	4,535	7,736	$7,207	$2,185
Minimum royalty payments(2)	88,053	24,049	43,273	20,731
Purchase obligations(3)	2,849	2,849
Total	$142,496	$39,011	$73,362	$27,938	$2,185

(1)	Includes term loan due in quarterly installments of $1.65 million with $11.85 million due on July 11, 2008, the maturity date of our financing agreement, and notes payable in the amount of $770,000 by PT Balihides, our inactive Indonesian subsidiary under a previously existing line of credit. No other G-III entity has guaranteed the PT Balihides note.

(2)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt is short-term with variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2007. Based on our average borrowings during fiscal 2006, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $450,000.

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

Acquisition of Marvin Richards and Winlit

On July 11, 2005, we completed the acquisition of Marvin Richards and specified assets and liabilities of Winlit. The operating results of Marvin Richards and Winlit are included in our results from July 11, 2005 to January 31, 2006. We have applied our disclosure controls and procedures to Marvin Richards and Winlit for that period. Pro forma information is based upon unaudited information of the acquired companies for periods prior to July 11, 2005. We have not evaluated the controls that were in place during these periods. We will continue to closely monitor and refine our internal controls over financial reporting for these new divisions during the transition and integration period. No deficiencies have been identified at this time.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading ‘‘About G-III’’. Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information contained under the heading ‘‘Proposal No. 1 – Election of Directors’’ in our definitive Proxy Statement (the ‘‘Proxy Statement’’) relating to our Annual Meeting of Stockholders to be held on or about June 8, 2006, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning our executive officers and other significant employees, see ‘‘Business-Executive Officers of the Registrant’’ in Item 1 above in this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the heading ‘‘Executive Compensation’’ in our Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading ‘‘Beneficial Ownership of Certain Stockholders and Management’’ in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 31, 2006, the last day of fiscal 2006, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,429,348	$3.53	(1)	1,124,071
Equity compensation plans not approved by stockholders	N/A	N/A		N/A
Total	1,429,348	$3.53	(1)	1,124,071

(1)	Exercise price has been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading ‘‘Certain Relationships and Related Transactions’’ in our Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading ‘‘Principal Accountant Fees and Services’’ in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

2.	Financial Statement Schedules.

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

(a)    The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.10, 10.11, 10.12, 10.12(a), 10.13, 10.14, 10.19. 10.20 and 10.23.

3.1	Certificate of Incorporation.[1]

3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’).[6]

10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[4]

10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[8]

10.3	Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[15]

10.3(a)	Amendment No. 2, dated as of February 24, 2006, to Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[16]

10.6	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.[3]

10.6(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.9

10.6(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.[11]

10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[11]

10.7	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III.[4]

10.7(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[9]

10.8	Lease, dated January 31, 1994, between 512 and G-III.[5]

10.8(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[9]

10.10	G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.[4]

10.11	G-III Apparel Group, Ltd. Stock Option Plan for Non-Employee Directors.[2]

10.12	G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[11]

10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[12]

10.13	Letter Agreement, dated December 2, 1998, between G-III and Aron Goldfarb.[7]

10.14	G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended.

10.15	Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[10]

10.16	Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[10]

10.17	First Amendment of Lease Agreement dated April 1, 2004 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[11]

10.19	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan.[13]

10.20	Form of Restricted Stock Agreement.[14]

10.21	Stock Purchase Agreement, dated as of July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers' Representative, G-III Leather Fashions, Inc. and G-III Apparel Group, Ltd.[15]

10.22	Asset Purchase Agreement, dated as of July 11, 2005, by and among G-III Leather Fashions, Inc., G-III Apparel Group, Ltd., Winlit Group, Ltd., David Winn and Richard Madris.[15]

10.23	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III Apparel Group, Ltd.[15]

21	Subsidiaries of G-III.

23	Consent of Ernst & Young LLP, dated April 27, 2006.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2006.

1/	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

2/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended July 31, 1991, which exhibit is incorporated herein by reference.

3/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992, which exhibit is incorporated herein by reference.

4/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 1994, which exhibit is incorporated herein by reference.

5/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995, which exhibit is incorporated herein by reference.

6/	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, which exhibit is incorporated herein by reference.

7/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, which exhibit is incorporated herein by reference.

8/	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999, which exhibit is incorporated herein by reference.

9/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, which exhibit is incorporated herein by reference.

10/	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.

11/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here by reference.

12/	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated here by reference.

13/	Previously filed as an exhibit to G-III’s Registration Statement on Form S-8 filed on June 14, 2005, which exhibit is incorporated herein by reference.

14/	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

15/	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.

16/	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 2, 2006, which exhibit is incorporated herein by reference.

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
Morris Goldfarb, Chief Executive Officer

May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	May 1, 2006

Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	May 1, 2006

Neal S. Nackman

/s/ Sammy Aaron	Director and Vice Chairman	May 1, 2006

Sammy Aaron

/s/ Thomas J. Brosig	Director	May 1, 2006

Thomas J. Brosig

/s/ Pieter Deiters	Director	May 1, 2006

Pieter Deiters

/s/ Alan Feller	Director	May 1, 2006

Alan Feller

	Director	May 1, 2006

Carl Katz

/s/ Laura Pomerantz	Director	May 1, 2006

Laura Pomerantz

/s/ Willem van Bokhorst	Director	May 1, 2006

Willem van Bokhorst

/s/ Richard White	Director	May 1, 2006

Richard White

G-III Apparel Group, Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15(a))

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2006

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31,
(in thousands, except share and per share amounts)

ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$7,031	$16,574
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $9,443 and $6,690, respectively	45,751	24,783
Inventories, net	30,395	24,108
Deferred income taxes	4,101	3,357
Prepaid expenses and other current assets	7,844	3,887
Total current assets	95,122	72,709
PROPERTY, PLANT AND EQUIPMENT, NET	4,296	2,350
DEFERRED INCOME TAXES	2,415	2,050
GOODWILL	18,501
OTHER INTANGIBLES, NET	15,287	1,884
OTHER ASSETS	2,696	1,602
	$138,317	$80,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$7,370	$770
Current maturities of obligations under capital leases	208	202
Income taxes payable	2,269	104
Accounts payable	9,749	6,565
Contingent purchase price payable	3,380
Accrued expenses	10,949	5,200
Total current liabilities	33,925	12,841
NOTES PAYABLE	21,750
OTHER NON-CURRENT LIABILITIES	631	824
TOTAL LIABILITIES	56,306	13,665
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; no shares issued and outstanding in all periods
Common stock – $.01 par value; authorized, 20,000,000 shares; 12,701,222 and 11,282,873 shares issued at January 31, 2006 and 2005, respectively	127	113
Additional paid-in capital	36,262	28,237
Accumulated other comprehensive income		50
Retained earnings	46,592	39,500
	82,981	67,900
Common stock held in treasury – 367,226 shares at cost	(970)	(970)
	82,011	66,930
	$138,317	$80,595

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended January 31,
	2006	2005	2004
Net sales	$324,072	$214,278	$225,061
Cost of goods sold	239,226	161,534	162,229
Gross profit	84,846	52,744	62,832
Selling, general and administrative expenses	64,763	47,452	46,784
Depreciation and amortization	3,125	1,344	1,255
Write-down of equity investment		882
Operating profit	16,958	3,066	14,793
Interest and financing charges, net	4,349	1,086	1,179
Income before income taxes	12,609	1,980	13,614
Income tax expense	5,517	1,277	5,238
NET INCOME	$7,092	$703	$8,376
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.62	$0.07	$0.81
Weighted average number of shares outstanding	11,509	10,773	10,368
Diluted:
Net income per common share	$0.58	$0.06	$0.76
Weighted average number of shares outstanding	12,236	11,292	11,022

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 31, 2006, 2005 and 2004
(in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock held in Treasury	Total
Balance as of January 31, 2003	$107	$26,154	$36	$30,421	$(970)	$55,748
Employee stock options exercised	3	606				609
Tax benefit from exercise of options		528				528
Foreign currency translation adjustment			11			11
Net income for the year				8,376		8,376
Balance as of January 31, 2004	110	27,688	47	38,797	(970)	65,272
Employee stock options exercised	2	521				523
Tax benefit from exercise of options		133				133
Foreign currency translation adjustment			3			3
Issuance of restricted common stock	1	295				296
Net income for the year				703		703
Balance as of January 31, 2005	113	28,237	50	39,500	(970)	66,930
Employee stock options exercised	2	430				432
Tax benefit from exercise of options		176				176
Foreign currency translation adjustment			(50)			(50)
Shares issued in connection with acquisitions	10	5,234				5,244
Shares issued under stock incentive plan	2	2,185				2,187
Net income for the year				7,092		7,092
Balance as of January 31, 2006	$127	$36,262	$0	$46,592	$(970)	$82,011

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$7,092	$703	$8,376
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	3,131	1,344	1,275
Non-cash compensation	1,738
Deferred financing charges	428
Write-down of equity investment		882
Deferred income taxes	(1,109)	2,428	141
Changes in operating assets and liabilities:
Accounts receivable, net	(15,506)	(5,479)	(147)
Inventories, net	12,043	4,253	2,587
Income taxes, net	2,320	(1,555)	(40)
Tax benefit from exercise of options	176	133	528
Prepaid expenses and other current assets	(4,330)	(663)	(81)
Other assets	(793)	(827)	(158)
Accounts payable, accrued expenses and other liabilities	(1,631)	(829)	372
Net cash provided by operating activities	3,559	390	12,853
Cash flows from investing activities
Capital expenditures	(1,300)	(1,065)	(693)
Proceeds from sale of joint venture interest		200
Acquisition of Marvin Richards, net of cash acquired	(19,907)
Acquisition of Winlit	(596)
Net cash used in investing activities	$(21,803)	$(865)	$(693)

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended January 31,
	2006	2005	2004
Cash flows from financing activities
Proceeds from terminated credit facility	$12,457
Repayment of terminated credit facility	(12,457)
Repayment of new credit facility	(20,506)
Proceeds from term loan	30,000
Repayment of term loan	(1,650)
Proceeds from capital lease obligations		$600
Payments for capital lease obligations	(200)	(149)	$(116)
Proceeds from sale of common stock	675
Proceeds from exercise of stock options	432	523	609
Net cash provided by financing activities	8,751	974	493
Effect of exchange rate changes on cash and cash equivalents	(50)	3	11
Net increase (decrease) in cash and cash equivalents	(9,543)	502	12,664
Cash and cash equivalents at beginning of year	16,574	16,072	3,408
Cash and cash equivalents at end of year	$7,031	$16,574	$16,072
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,669	$1,385	$1,381
Income taxes	4,461	253	4,598
Supplemental schedule of non-cash investing and financing activities:
Acquisition of fixed assets under capital lease		$174
Issuance of restricted stock		296
Shares issued in connection with acquisitions of Marvin Richards and Winlit	$5,019
Debt assumed in connection with the Winlit asset acquisition	6,697
Detail of the Marvin Richards and Winlit acquisitions:
Acquired intangibles	$34,146
Fair value of other assets acquired	26,241
Fair value of total assets acquired	60,387
Liabilities assumed	(24,769)
Debt assumed in connection with the Winlit asset acquisition	(6,697)
Common stock issued	(5,019)
Contingent purchase price payable	(3,380)
Cash paid for acquisitions	20,522
Cash acquired	19
Net cash paid for acquisitions	$20,503

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.	Business Activity and Principles of Consolidation

As used in these financial statements, the term ‘‘Company’’ or ‘‘G-III’’ refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of outerwear and sportswear apparel which is sold to retailers primarily throughout the United States.

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

Goods are shipped in accordance with specific customer orders. The Company recognizes sales when the risks and rewards of ownership have transferred to its customer, determined by the Company to be when title to the merchandise passes to its customer. In addition, the Company acts as an agent in brokering sales between its customers and overseas factories. On these transactions, the Company recognizes commission fee income on sales that are financed by and shipped directly to its customers. Title to goods shipped from the Company’s overseas vendors transfers to customers when the goods have been delivered to the customer. The Company recognizes commission income upon the completion of the delivery by its vendor to its customer.

4.	Returns and Allowances

We reserve against known chargebacks, as well as for an estimate of potential future deductions and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational chargebacks, which include shipping violations and freight charges. Estimated costs associated with allowable deductions for customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, net of historical recoveries, operational chargebacks and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable.

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

5.	Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a discounted cash flow approach. Other intangibles with determinable lives, including license agreements, are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3.5 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.

7.	Depreciation and Amortization

Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

The following are the estimated lives of the Company’s fixed assets:

Machinery and equipment	5 to 7 years
Furniture and fixtures	5 years
Computer equipment and software	2 to 5 years
Building	20 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvements; whichever is shorter.

8.	Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards (‘‘SFAS’’) No. 144, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

9.	Income Taxes

Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

10.	Joint Venture

The Company had a joint venture with an entity principally to operate a factory located in the People’s Republic of China. The Company accounted for the joint venture operations, which were not material, using the equity method of accounting.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2004, the Company committed to sell its interest in the joint venture and, as a result, recorded a non-cash charge of $882,000 to write down the investment to the estimated proceeds of the sale. In January 2005, the Company completed the sale for $200,000, which represented the adjusted carrying value of the investment at the time.

11.	Net Income Per Common Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share amounts have been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and unvested restricted stock awards, outstanding during the period. Options to acquire an aggregate of approximately 78,000, 36,000 and 81,000 shares of common stock were not included in the computation of diluted income per common share for the years ended January 31, 2006, 2005 and 2004, respectively, as including them would have been anti-dilutive.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

A reconciliation between basic and diluted income per share is as follows:

	Year ended January 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income	$7,092	$703	$8,376
Basic EPS:
Basic common shares	11,509	10,773	10,368
Basic EPS	$0.62	$0.07	$0.81
Diluted EPS:
Basic common shares	11,509	10,773	10,368
Stock options	555	519	654
Unvested restricted stock awards *	172
Diluted common shares	12,236	11,292	11,022
Diluted EPS	$0.58	$0.06	$0.76

*	Represents contingently issuable shares that would have met the market condition if the performance period concluded at the end of the reporting period.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

12.	Stock-based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ which permits the Company to account for stock option grants in accordance with Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Accordingly, the Company recognizes no compensation expense for the stock option grants.

Pro forma disclosures, as required by SFAS No. 148, ‘‘Accounting for Stock Based Compensation — Transition and Disclosure,’’ are computed as if the Company recorded compensation expense based on the fair value for stock-based awards at grant date. The following pro forma information includes the effects of these options:

	Year ended January 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income – as reported	$7,092	$703	$8,376
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	308	336	310
Pro forma net income	$6,784	$367	$8,066
Earnings per share:
Basic – as reported	$0.62	$0.07	$0.81
Basic – adjusted	$0.59	$0.03	$0.78
Diluted – as reported	$0.58	$0.06	$0.76
Diluted – adjusted	$0.55	$0.03	$0.73

The effects of applying SFAS No. 123 on this pro forma disclosure may not be indicative of future results.

The weighted average fair value at date of grant for options granted during fiscal 2006, 2005 and 2004 was $3.40, $3.28, and $3.33 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in fiscal 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected stock price volatility	48.7%	67.5%	65.4%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	3.9%	3.9%	3.2%
Expected dividend yield	0%	0%	0%

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Shipping and handling costs included in selling, general and administrative expenses were $9.1 million, $7.8 million, and $7.9 million for the years ended January 31, 2006, 2005 and 2004, respectively.

15.	Advertising Costs

The Company expenses advertising costs as incurred and includes it in selling, general and administrative expense. Advertising costs charged to expense were $8.9 million, $5.9 million and $4.6 million for the years ended January 31, 2006, 2005 and 2004, respectively. Prepaid advertising, which represents advance payments to licensors for contractual advertising, was $2.2 million and $282,000 at January 31, 2006 and 2005, respectively.

16.	Reclassifications

Certain amounts in the Consolidated Balance Sheet as of January 31, 2005 and the Consolidated Statements of Income for the years ended January 31, 2005 and 2004 have been reclassified to conform to the current year presentation.

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

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of their maturity.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

20.	Effects of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (Revised 2004), ‘‘Share-based Payment’’ that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes effective for the company on February 1, 2006.

Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The Company has decided to adopt SFAS 123(R) for its fiscal year beginning February 1, 2006 using the prospective method. The impact of adopting 123(R) cannot be accurately estimated since it will depend on levels of share-based awards granted in the future, the stock price at the date of grant and other factors used in the Black-Scholes option pricing model. However, had the Company adopted SFAS 123(R) in prior periods, the impact of this statement would have approximated the impact of the fair value recognition provisions of SFAS 123 as previously disclosed by the Company on a pro forma basis. We estimate that that we will recognize approximately $290,000 of stock-based compensation expense in fiscal 2007 with respect to stock options that were outstanding as of January 31, 2006. As of February 1, 2006, there was approximately $650,000 of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. Management believes the adoption of SFAS No. 154 will not have a material effect on our results of operations or our financial position.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2006	2005
	(000’s)
Finished goods	$25,557	$20,761
Work-in-process	80	83
Raw materials	4,758	3,264
	$30,395	$24,108

Raw materials of $3.5 million and $2.8 million were maintained in China at January 31, 2006 and January 31, 2005, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE C — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of:

	January 31,
	2006	2005
	(000’s)
Machinery and equipment	$1,669	$1,544
Leasehold improvements	7,268	5,611
Furniture and fixtures	2,034	1,451
Computer equipment	6,580	6,289
Land and building	969	969
Property under capital leases (Note H)
Computer equipment	184	184
Leasehold improvements	650	650
Furniture and fixtures	150	150
	19,504	16,848
Less accumulated depreciation and amortization (including $366,000 and $207,000 on property under capital leases at January 31, 2006 and 2005, respectively)	15,208	14,498
	$4,296	$2,350

NOTE D — ACQUISITIONS AND INTANGIBLES

The Company purchased the operations and certain assets of Gloria Gay Coats, LLC in January 2001. The purchase price was $3.4 million, which includes contingent payments subsequently paid in an aggregate amount of $2.2 million. The purchase price was allocated to a license agreement acquired in connection with this transaction. The license agreement is being amortized using the straight-line method through 2009, the expected life of this license. The net intangible asset remaining as of January 31, 2006 and 2005 was $1.4 million and $1.9 million, respectively.

On July 11, 2005, the Company acquired all of the outstanding capital stock of J. Percy for Marvin Richards, Ltd., all of the membership interests of CK Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards, for aggregate consideration consisting of (i) $19.2 million in cash (ii) 699,999 shares of the Company's common stock and (iii) 225,000 shares of the Company's common stock that may vest based on the future market price of the Common Stock through the fiscal year ending January 31, 2009. In August 2005, 37,500 of the unvested shares vested. All shares were valued at the market price on the date issued, except for the restricted stock, which was based on the market value on the date the shares vested. The Company accounts for its interest in the operations of Fabio Licensing, LLC, which is not material, using the equity method of accounting.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

The total consideration paid and accrued by the Company in connection with the acquisition of Marvin Richards was $27.5 million, including associated fees and expenses. The purchase price was allocated to Marvin Richard’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $14.8 million being recorded as goodwill. The former principals of Marvin Richards are entitled to receive additional purchase price based on the performance of the Company's new Marvin Richards business through January 31, 2009. As of January 31, 2006, $2.6 million of contingent purchase price to be paid in the first quarter of fiscal 2007 was recorded as additional goodwill. Goodwill will be increased for subsequent earn-out payments based upon performance.

Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. In addition, it has licenses for men's and women's outerwear under the Calvin Klein and ck Calvin Klein brand name and women's outerwear under the St. John brand name. Marvin Richards also conducts a variety of private label programs.

Amounts assigned to intangible assets resulting from the Marvin Richards acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$7,235	3.5 – 5.5
Trademarks	3,650	12
Customer relationships	1,306	15
Non-compete agreements	373	3.5

On July 11, 2005, the Company acquired certain operating assets of Winlit Group, Ltd. for aggregate consideration consisting of (i) $580,000 in cash (ii) 45,000 shares of the Company's common stock valued at the market price on July 11, 2005, less consideration paid ($5.00 per share) and (iii) the assumption of $6.7 million of Winlit's bank debt that became part of the revolving credit debt under the Company's new financing agreement (see Note E). The total consideration paid and accrued by the Company in connection with the acquisition of Winlit was $8.1 million, including associated fees and expenses. The purchase price was allocated to Winlit’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $3.7 million being recorded as goodwill. Winlit is entitled to receive additional purchase price based on the performance of the Company's new Winlit business through January 31, 2009. As of January 31, 2006, $780,000 of contingent purchase price to be paid in the first quarter of fiscal 2007 was recorded as additional goodwill. Goodwill will be increased for subsequent earn-out payments based upon performance.

Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit's assets, the Company has licenses for men's and women's outerwear under the Guess? brand and leather outerwear under the Tommy Hilfiger brand, as well as licenses for Ellen Tracy, and Pacific Trail. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

Amounts assigned to intangible assets resulting from the Winlit acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$1,751	4
Trademark	580	10
Customer relationships	526	15
Non-compete agreements	224	3.5

The Company has allocated the purchase price of Marvin Richards and Winlit according to its estimate of fair value of assets and liabilities as of the acquisition date, as follows:

As of July 11, 2005
(in thousands)
Cash	$19
Receivables	5,462
Inventories	18,330
Property and equipment	1,535
Other assets	895
Intangible assets	15,645
Goodwill	15,121
Total assets	$57,007
Due to factor	$13,809
Accounts payable	5,527
Accrued expenses and other liabilities	5,433
$24,769

The following unaudited pro forma information presents the results of operations of the Company as if the Marvin Richards and Winlit acquisitions had taken place on February 1, 2004:

	Year ended January 31,
	2006	2005
	(in thousands, except per share amounts)
Net sales	$332,295	$332,724
Net loss	(708)	(2,117)
Loss per share:
Basic	$(0.06)	$(0.18)
Diluted	$(0.06)	$(0.18)

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

The operating results of Marvin Richards and Winlit have been included in the Company's financial statements since July 11, 2005.

A summary of all intangible assets as of January 31, 2006 is as follows:

Gross carrying amounts	Estimated Life	Amount (in thousands)
Licenses	3.5 - 8 years	$12,373
Trademarks	10 - 12 years	4,230
Customer relationships	15 years	1,832
Non-compete agreements	3.5 years	597
Subtotal		$19,032
Accumulated amortization
Licenses		$3,356
Trademarks		210
Customer relationships		76
Non-compete agreements		103
Subtotal		$3,745
Net:
Licenses		$9,017
Trademarks		4,020
Customer relationships		1,756
Non-compete agreements		494
Subtotal		$15,287
Unamortized intangible asset
Goodwill		$18,501
Total intangible assets, net		$33,788

Intangible amortization expense amounted to $2.2 million, $498,000 and $498,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

The estimated intangible amortization expense for the next five years is as follows:

Fiscal year	Amortization expense (in thousands)
2007	$3,314
2008	3,314
2009	3,253
2010	1,104
2011	876

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE E — NOTES PAYABLE

On July 11, 2005, the Company entered into a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement is a three year senior collateralized credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company’s option at the prime rate or LIBOR plus 2.25%.

The term loan is in the principal amount of $30 million payable over three years with eleven quarterly installments of principal in the amount of $1,650,000. The first quarterly payment was due and paid on December 31, 2005, and the remaining balance of $11,850,000 is due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. The term loan bears interest, at the Company’s option, at prime plus 1% or LIBOR plus 3.25%.

The financing agreement requires the Company, among other covenants, to maintain certain earnings before interest, taxes, depreciation and amortization, or EBITDA, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities and limits annual capital expenditures. The financing agreement is collateralized by all of the assets of the Company.

On July 11, 2005, in connection with the financing agreement entered into on that date, the Company repaid in full all borrowings under its previously existing collateralized working capital line of credit (the ‘‘terminated credit facility’’). As a result, that line of credit was terminated and deferred financing costs of $428,000 relating to the terminated credit facility were expensed.

The terminated credit facility was a collateralized working capital line of credit with six banks that provided for an aggregate maximum line of credit in amounts that range from $35 million to $110 million at specific times during the year and maximum direct borrowings ranging from $25 million to $75 million during the year. Amounts available for borrowing were subject to borrowing base formulas and overadvances specified in the agreement. There was no loan balance outstanding at January 31, 2005 under this agreement. The line of credit included a requirement that the Company have no loans and acceptances outstanding for 45 consecutive days each year of the lending agreement. The Company had met this requirement. Borrowings under the agreement bore interest at either the prevailing prime rate or LIBOR plus 225 basis points and were collateralized by the assets of the Company. The loan agreement required the Company, among other covenants, to maintain certain earnings and tangible net worth levels, and limited the payment of cash dividends and stock buybacks to an aggregate of $1.7 million without the consent of our lenders.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company's inactive Indonesian subsidiary.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE E — NOTES PAYABLE (continued)

The weighted average interest rate for amounts borrowed under the domestic loan agreement was 6.5% and 4.0% for the years ended January 31, 2006 and 2005, respectively.

At January 31, 2006 and 2005, the Company was contingently liable under letters of credit in the amount of approximately $2.8 million and $1.8 million, respectively.

NOTE F — NON-RECURRING CHARGE

In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The unpaid portion of the non-recurring charge associated with the close is included in ‘‘Accrued expenses’’ on the Consolidated Balance Sheet. The balance in the reserve at January 31, 2006 and 2005 is $398,000 and $411,000, respectively, and represents accrued expenses, severance and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

NOTE G — INCOME TAXES

The Internal Revenue Service is currently examining the Company’s 2004 and 2005 Federal income tax returns. Management believes that it has adequately provided for potential assessments, if any.

The income tax provision is comprised of the following:

	Year ended January 31,
	2006	2005	2004
	(000’s)
Current
Federal	$4,760	$(1,120)	$3,971
State and city	1,837	(53)	1,104
Foreign	29	22	22
	6,626	(1,151)	5,097
Deferred tax expense (benefit)	(1,109)	2,428	141
	$5,517	$1,277	$5,238
Income before income taxes
United States	$11,956	$1,865	$13,464
Non-United States	653	115	150

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE G — INCOME TAXES (continued)

The significant components of the Company’s deferred tax asset at January 31, 2006 and 2005 are summarized as follows:

	2006	2005	2004
	(000’s)
Supplemental employee retirement plan	$131	$121	$118
Officer bonus	463		340
Provision for bad debts and sales allowances	1,972	2,375	3,078
Depreciation and amortization	1,850	1,483	1,472
Inventory write-downs	339	252	1,110
Advertising allowance	530	300	490
Sales return accrual	843	428	551
Straight-line lease	378	327	314
Other	10	121	362
	$6,516	$5,407	$7,835

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended January 31, 2006		Year ended January 31, 2005		Year ended January 31, 2004
	Amount	Percent of Income	Amount	Percent of Income	Amount	Percent of Income
	(000’s)		(000’s)		(000’s)
Provision for Federal income taxes at the statutory rate	$4,287	34.0%	$673	34.0%	$4,765	35.0%
State and city income taxes, net of Federal income tax benefit	1,047	8.3	330	16.6	738	5.4
Effect of foreign taxable operations	(222)	(1.8)	(17)	(0.8)	(31)	(0.2)
Effect of permanent differences resulting in Federal taxable income	291	2.3	422	21.3	18	0.1
Other, net	114	1.0	(131)	(6.6)	(252)	(1.8)
Actual provision for income taxes	$5,517	43.8%	$1,277	64.5%	$5,238	38.5%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.0 million at January 31, 2006. Those earnings are considered indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE H — COMMITMENTS AND CONTINGENCIES

The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

In addition, certain leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year and future minimum lease payments under capital leases at January 31, 2006:

	Operating Leases	Capital Leases
	(in thousands)
Year ending January 31,
2007	$4,535	$231
2008	4,074	205
2009	3,662	112
2010	3,582	—
2011	3,625	—
Thereafter	2,186	—
Net minimum lease payments	$21,664	548
Less amount representing interest		37
Present values of minimum lease payments		$511
Current portion		$208
Noncurrent portion		303
Present values of minimum lease payments		$511

Rent expense on the above operating leases (including the lease with 345 West — see Note K) for the years ended January 31, 2006, 2005 and 2004 was approximately $3.9 million, $2.7 million and $2.4 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $19.3 million, $12.3 million and $15.3 million, for the years ended January 31, 2006, 2005 and 2004, respectively. Contractual advertising expense associated with certain license agreements (included in selling, general and administrative expense) was $4.6 million, $2.7 million and $2.4 million for the years ended January 31, 2006, 2005 and 2004, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year ending January 31,	Amount
(in thousands)
2007	$24,049
2008	21,822
2009	21,451
2010	14,033
2011	6,698
$88,053

The Company has an employment agreement with its chief executive officer, which expires on January 31, 2009. The agreement provides for a base salary as well as bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

The Company has entered into employment agreements with four of the principals from the acquisitions. Each agreement has a non-compete provision and an initial term through January 31, 2009. The aggregate minimum annual base compensation for these employment agreements is $2,120,000 through January 31, 2009. One of the former principals also received options to purchase 75,000 shares at the quoted market price upon executing the agreement.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE I — STOCKHOLDERS’ EQUITY

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

The financing agreement limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities.

Stock Options

The Company’s stock plans authorize the granting of 4,020,000 options to executive officers and key employees and 272,250 options to directors of the Company. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Information regarding all options for fiscal 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	1,472,923	$3.25	1,586,623	$3.11	1,860,030	$2.78
Exercised	(146,850)	$2.94	(186,150)	$2.81	(340,757)	$1.79
Granted	108,000	$6.49	76,500	$5.01	88,500	$5.29
Cancelled or forfeited	(4,725)	$2.53	(4,050)	$3.57	(21,150)	$4.32
Options outstanding at end of year	1,429,348	$3.53	1,472,923	$3.25	1,586,623	$3.11
Exercisable	1,083,898	$2.98	1,092,673	$2.72	1,090,168	$2.62

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE I — STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about stock options outstanding:

Range of exercise prices	Number out- standing as of January 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 31, 2006	Weighted average exercise price
$1.16 - $2.00	420,961	2.6 years	$1.57	420,961	$1.57
$2.01 - $4.00	379,587	1.9 years	$3.18	373,587	$3.18
$4.01 - $6.00	502,800	6.9 years	$4.59	253,800	$4.48
$6.01 - $7.23	126,000	8.9 years	$6.84	35,550	$6.80
	1,429,348			1,083,898

Included in the above outstanding options as of January 31, 2004 are 37,500 options with an exercise price of $3.67 per share. The fair value of the Company's stock at the date of grant was $2.50 per share. These options were exercised during the year ended January 31, 2005. All other options were issued at an exercise price equal to the fair market value of the Company’s stock at the date of grant.

Restricted Stock

In fiscal 2006, the Company granted 211,500 restricted shares of the Company’s common stock to key employees. These shares vested during fiscal 2006 based on the market price of the Company’s common stock exceeding a certain target for at least ten days. Compensation expense of $1.6 million was recorded as an expense on the date the restriction lapsed.

Restricted shares granted with the acquisition will be reflected as additional goodwill at the time the restrictions lapse based upon the market price on that day. A total of 187,500 restricted shares are outstanding as of January 31, 2006.

Compensation cost for restricted stock was measured as the excess of the quoted market price of our stock at the date the common stock vested over the amount the employee paid to acquire the stock. The compensation cost was recognized in the period the restrictions lapsed.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE J — MAJOR CUSTOMERS

For the year ended January 31, 2006, two customers accounted for 19.0% and 13.2% of the Company’s net sales, respectively. For the years ended January 31, 2005 and 2004, one customer accounted for 15.0%, and 15.3%, respectively, of the Company’s net sales.

NOTE K — RELATED PARTY TRANSACTIONS

During the years ended January 31, 2006, 2005 and 2004, the Company leased space from 345 West 37th Corp. (‘‘345 West’’), a property owned by two principal stockholders, one of which is an executive officer. Rent and other operating expenses paid by the Company to 345 West during the years ended January 31, 2006, 2005 and 2004, amounted to approximately $227,000, $200,000, and $230,000, respectively.

NOTE L — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant’s compensation. The Company’s matching contributions amounted to approximately $260,000, $245,000, and $208,000, for the years ended January 31, 2006, 2005 and 2004, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE M — SEGMENTS

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the fiscal years indicated below:

	2006		2005		2004
	Licensed	Non- Licensed	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$196,954	$127,118	$136,323	$77,955	$171,706	$53,355
Cost of goods sold	141,969	97,257	101,198	60,336	122,888	39,341
Gross profit	54,985	29,861	35,125	17,619	48,818	14,014
Selling, general and administrative	44,554	23,334	35,138	13,658	35,140	12,899
Non-recurring charge				882
Operating profit (loss)	10,431	6,527	(13)	3,079	13,678	1,115
Interest and financing charges, net	2,065	2,284	973	113	813	366
Income (loss) before income taxes	$8,366	$4,243	$(986)	$2,966	$12,865	$749
Depreciation and amortization	$2,327	$804	$1,028	$316	$995	$280

Commission fee income was $2.4 million, $2.2 million, and $4.3 million for fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, approximately $843,000 and $1.6 million of commission fee income was included in the licensed and non-licensed business segments, respectively. Commission fee income for previous years was primarily in the non-licensed segment. The Company allocates all expenses to its two reportable segments. The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2006		2005		2004
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Geographic region
United States	$319,451	$42,319	$213,278	$6,853	$224,572	$6,015
Non-United States	4,621	877	1,000	1,033	489	2,121
	$324,072	$43,196	$214,278	$7,886	$225,061	$8,136

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2006, 2005 and 2004.

Included in finished goods inventory at January 31, 2006, 2005 and 2004 are $16.7 million and $8.5 million, $14.0 million and $6.5 million, and $15.4 million and $6.4 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2006, 2005 and 2004

NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2006 and 2005 are as follows:

	Quarter ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
January 31, 2006
Net sales	$13,767	$54,553	$186,621	$69,131
Gross profit	915	12,749	55,118	16,064
Net income (loss)	(4,669)	(301)	14,813	(2,751)
Net income (loss) per common share
Basic	$(0.43)	$(0.03)	$1.25	$(0.23)
Diluted	(0.43)	(0.03)	1.15	(0.23)

	Quarter ended
	April 30, 2004	July 31, 2004		October 31, 2004	January 31, 2005
January 31, 2005
Net sales	$16,498	$43,975		$115,406	$38,399
Gross profit	1,739	10,621		34,048	6,336
Net income (loss)	(4,827)	(1,660)	(a)	9,897	(2,707)
Net income (loss) per common share
Basic	$(0.45)	$(0.15)	(a)	$0.92	$(0.25)
Diluted	(0.45)	(0.15)	(a)	0.89	(0.25)

(a)	Includes a charge of $882,000, net of tax, or $.08 per share, associated with the write-down of the Company’s joint venture investment.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions (a)	Balance at end of period
Year ended January 31, 2006
Deducted from asset accounts Allowance for doubtful accounts	$1,732	$(182)		$(86)	$1,636
Reserve for sales allowances (b)	4,958	13,003		10,154	7,807
	$6,690	$12,821		$10,068	$9,443
Year ended January 31, 2005
Deducted from asset accounts Allowance for doubtful accounts	$1,462	$304		$34	$1,732
Reserve for sales allowances (b)	7,460	4,393		6,895	4,958
	$8,922	$4,697		$6,929	$6,690
Year ended January 31, 2004
Deducted from asset accounts Allowance for doubtful accounts	$1,312	$422		$272	$1,462
Reserve for sales allowances (b)	6,399	5,916		4,855	7,460
	$7,711	$6,338		$5,127	$8,922

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1