Form 10-K/A
period 2006-01-31
G III APPAREL GROUP LTD /DE/
filed 2006-05-08
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      No X

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

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      No X

As of July 31, 2005, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was approximately $46,053,000.

The number of outstanding shares of the registrant's Common Stock as of March 31, 2006 was 12,333,996.

Documents incorporated by reference: None. Certain portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on or about June 8, 2006, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, were incorporated by reference into Part III of the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 previously filed with the Securities and Exchange Commission on May 1, 2006.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of G-III Apparel Group, Ltd. for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 1, 2006, to file Exhibit 21 and Exhibit 23.1, which were not included in the original Form 10-K, to refile certain exhibits filed over five years ago and to amend and restate Item 15 (Exhibits and Financial Statement Schedules) with respect to the exhibit list. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after our filing of the original Form 10-K, or, except for the filing of the exhibits hereto, modify or update disclosures contained in the original Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

2.	Financial Statement Schedules.

The Financial Statements and Financial Statement Schedules are listed in the accompanying index to consolidated financial statements beginning on page F-1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 previously filed with the Securities and Exchange Commission on May 1, 2006. All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are not applicable and therefore have been omitted.

3.	Exhibits:

(a)    The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.10, 10.12, 10.12(a), 10.13, 10.14, 10.19, 10.20 and 10.23.

3.1	Certificate of Incorporation.[1]

3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’).

10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.

10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.

10.3	Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[7]

10.3(a)	Amendment No. 2, dated as of February 24, 2006, to Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[8]

10.6	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.

10.6(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.

10.6(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.[3]

10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[4]

10.7	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III.

10.7(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.

10.8	Lease, dated January 31, 1994, between 512 and G-III.

10.8(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.

10.10	G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.

10.12	G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[3]

10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[4]

10.13	Letter Agreement, dated December 2, 1998, between G-III and Aron Goldfarb.

10.14	G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended.[9]

10.15	Lease Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[2]

10.16	Management Services Agreement dated February 1, 2003 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[2]

10.17	First Amendment of Lease Agreement dated April 1, 2004 between 345 W. 37th Corp. and G-III Leather Fashions, Inc.[3]

10.19	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan.[5]

10.20	Form of Restricted Stock Agreement.[6]

10.21	Stock Purchase Agreement, dated as of July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers' Representative, G-III Leather Fashions, Inc. and G-III Apparel Group, Ltd.[7]

10.22	Asset Purchase Agreement, dated as of July 11, 2005, by and among G-III Leather Fashions, Inc., G-III Apparel Group, Ltd., Winlit Group, Ltd., David Winn and Richard Madris.[7]

10.23	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III Apparel Group, Ltd.[7]

21	Subsidiaries of G-III.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as amended.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, as amended.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.[9]

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2006.[9]

[1]	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

[2]	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.

[3]	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated herein by reference.

[4]	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

[5]	Previously filed as an exhibit to G-III’s Registration Statement on Form S-8 filed on June 14, 2005, which exhibit is incorporated herein by reference.

[6]	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

[7]	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.

[8]	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 2, 2006, which exhibit is incorporated herein by reference.

[9]	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 1, 2006.

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

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-III APPAREL GROUP, LTD.

By	/s/ Morris Goldfarb Morris Goldfarb, Chief Executive Officer

May 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	May 8, 2006

Morris Goldfarb

/s/ Neal Nackman	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 8, 2006

Neal S. Nackman

/s/ Sammy Aaron	Director and Vice Chairman	May 8, 2006

Sammy Aaron

/s/ Thomas J. Brosig	Director	May 8, 2006

Thomas J. Brosig

/s/ Pieter Deiters	Director	May 8, 2006

Pieter Deiters

/s/ Alan Feller	Director	May 8, 2006

Alan Feller

/s/ Carl Katz	Director	May 8, 2006

Carl Katz

Director

Laura Pomerantz

Director

Willem van Bokhorst

/s/ Richard White	Director	May 8, 2006

Richard White