Form 10-Q
period 2006-04-30
G III APPAREL GROUP LTD /DE/
filed 2006-06-08
CIK 821002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[  X  ]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended              April 30, 2006
                               -------------------------------------------------

                                       OR

[       ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------   -------------------

Commission File Number                         0-18183
                      ----------------------------------------------------------

                            G-III APPAREL GROUP, LTD.
             (Exact name of registrant as specified in its charter)

             Delaware                                        41-1590959
  --------------------------------                     ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)

           512 Seventh Avenue, New York, New York           10018
         --------------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

                                 (212) 403-0500
         --------------------------------------------------------------
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer     Accelerated Filer       Non-Accelerated Filer  X
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
                                            Yes         No  X
                                               -----      -----

As of June 1, 2006, there were 12,471,600 common shares outstanding.

Part I          FINANCIAL INFORMATION                                                                Page No.

    Item 1.     Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -
                        April 30, 2006, April 30, 2005 and January 31, 2006 ..............................3

                Condensed Consolidated Statements of Operations -
                        For the Three Months Ended April 30, 2006 and 2005................................4

                Condensed Consolidated Statements of Cash Flows -
                        For the Three Months Ended April 30, 2006 and 2005................................5

                Notes to Condensed Consolidated Financial Statements......................................6

    Item 2.   Management's Discussion and Analysis of

Part II       OTHER INFORMATION

    Item 1A.  Risk Factors...............................................................................18

    Item 6.   Exhibits  .................................................................................18

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                               APRIL 30,             April 30,          January 31,
                                                                                2006                   2005                 2006
                                                                                ----                   ----                 ----
                                                                             (unaudited)            (unaudited)

                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $   8,198            $    22,685            $    7,031
    Accounts receivable, net of allowance for doubtful accounts and
      sales discounts of $7,253, $3,943 and $9,943, respectively                14,018                  7,788                45,751
     Inventories, net                                                           28,721                 22,625                30,395
     Prepaid taxes                                                               5,527                  3,686
     Deferred income taxes                                                       4,101                  3,357                 4,101
     Prepaid expenses and other current assets                                  13,644                  7,267                 7,844
                                                                             ---------              ---------            ----------
           Total current assets                                                 74,209                 67,408                95,122
PROPERTY, PLANT AND EQUIPMENT, NET                                               4,331                  2,247                 4,296
DEFERRED INCOME TAXES                                                            2,415                  2,050                 2,415
GOODWILL                                                                        18,730                                       18,501
OTHER INTANGIBLES, NET                                                          14,457                  1,762                15,287
OTHER ASSETS                                                                     2,407                  1,399                 2,696
                                                                             ---------            -----------            ----------
                                                                             $ 116,549            $    74,866            $  138,317
                                                                             =========            ===========            ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                            $   7,370          $         770          $      7,370
    Current maturities of obligations under capital leases                         210                    199                   208
    Income taxes payable                                                                                                      2,269
    Accounts payable                                                             7,579                  6,766                 9,749
    Contingent purchase price payable                                            1,523                                        3,380
    Accrued expenses                                                             5,546                  4,046                10,949
                                                                             ---------              ---------            ----------
           Total current liabilities                                            22,228                 11,781                33,925
NOTES PAYABLE                                                                   20,100                                       21,750
OTHER NON-CURRENT LIABILITIES                                                      582                    774                   631
                                                                             ---------              ---------            ----------
TOTAL LIABILITIES                                                               42,910                 12,555                56,306
                                                                             ---------              ---------            ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, 1,000,000 shares authorized;
        No shares issued and outstanding in all periods
    Common stock - $.01 par value; 20,000,000 shares authorized; 12,741,325,
      11,298,172 and 12,701,222 shares
      issued, respectively                                                         127                    113                   127
    Additional paid-in capital                                                  36,740                 28,276                36,262
    Accumulated other comprehensive income                                                                 61
    Retained earnings                                                           37,742                 34,831                46,592
                                                                             ---------              ---------            ----------
                                                                                74,609                 63,281                82,981
    Common stock held in treasury - 367,225 shares at cost                        (970)                  (970)                 (970)
                                                                             ---------              ---------            ----------
                                                                                73,639                 62,311                82,011
                                                                             ---------              ---------            ----------
                                                                            $  116,549             $   74,866            $  138,317
                                                                            ==========             ==========            ==========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                                  THREE MONTHS ENDED APRIL 30,
                                                                                  -----------------------------
                                                                                           (Unaudited)

                                                                                 2006                       2005
                                                                                 ----                       ----

Net sales                                                                      $ 14,389                   $ 13,767

Cost of goods sold                                                               13,710                     12,852
                                                                              ---------                  ---------

        Gross profit                                                                679                        915

Selling, general and administrative expenses                                     14,339                      8,803
Depreciation and amortization                                                     1,084                        300
                                                                              ---------                  ---------

          Operating loss                                                        (14,744)                    (8,188)

Interest and financing charges, net                                                 647                          3
                                                                              ---------                  ---------

          Loss before income taxes                                              (15,391)                    (8,191)

Income tax benefit                                                               (6,541)                    (3,522)
                                                                              ----------                 ----------

          Net loss                                                            $  (8,850)                $   (4,669)
                                                                              ==========                ===========

LOSS PER COMMON SHARE:

Basic and Diluted:
------------------

          Net loss per common share                                         $    (0.72)                $    (0.43)
                                                                            ===========                ===========

          Weighted average number of shares outstanding                      12,207,000                 10,928,000
                                                                            ===========                ===========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                -----------------------------
                                                                                        (Unaudited)
                                                                                        -----------
                                                                                 2006                    2005
                                                                                 ----                    ----

  Cash flows from operating activities
     Net loss                                                                $   (8,850)             $   (4,669)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                           1,084                     300
          Non-cash stock based compensation                                          59
          Changes in operating assets and liabilities:
             Accounts receivable, net                                            31,733                  16,995
             Inventories, net                                                     1,674                   1,483
             Income taxes, net                                                   (7,796)                 (3,790)
             Prepaid expenses and other current assets                           (5,800)                 (3,380)
             Other assets                                                           289                     325
             Accounts payable and accrued expenses                               (7,573)                   (953)
                                                                             -----------            ------------

          Net cash provided by operating activities                               4,820                   6,311
                                                                             ----------             -----------

  Cash flows from investing activities
       Capital expenditures                                                        (289)                   (197)
       Contingent purchase price paid                                            (1,730)
                                                                              ---------             -----------
           Net cash used in investing activities                                 (2,019)                   (197)
                                                                              ----------            -----------

  Cash flows from financing activities
       Repayment of term loan                                                    (1,650)
       Payments for capital lease obligations                                       (47)                    (53)
       Proceeds from exercise of stock options                                       63                      39
                                                                              ---------             -----------
          Net cash used in financing activities                                  (1,634)                    (14)
                                                                              ----------            ------------

  Effect of exchange rate changes on cash and cash equivalents                                               11
                                                                              ----------            -----------

        Net increase in cash and cash equivalents                                 1,167                   6,111

  Cash and cash equivalents at beginning of period                                7,031                  16,574
                                                                              ---------              ----------

  Cash and cash equivalents at end of period                                  $   8,198              $   22,685
                                                                              =========              ==========

  Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                               $     607              $      101
       Income taxes, net of refund                                                3,039                     278

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three month period ended April 30, 2006 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the
Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

Certain amounts in the Condensed Consolidated Balance Sheets as of April 30,
2005 and the Condensed Consolidated Statements of Operations for the three months ended April 30, 2005 have been reclassified to conform to the current period presentation.

The Company consolidates the accounts of all its wholly-owned subsidiaries. The
Company accounts for its 50% interest in the operations of Fabio Licensing, LLC, which is not material, using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K filed with the Securities and Exchange Commission for the year ended
January 31, 2006.

Note 2 - Stock Based Compensation

Effective February 1, 2006, the Company adopted Statement of Financial
Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). The Company
elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As
a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock awards.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after February 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to February 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Also, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the
Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.

It is the Company's policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three months ended April 30, 2005.

Net loss - as reported                                           $     (4,669)
    Deduct:  Stock-based employee compensation
    expense determined under fair value method, net
    of related tax effects                                                 74
                                                                 ------------

Pro forma net loss                                               $     (4,743)
                                                                 ============

Basic and diluted loss per share - as reported                   $      (0.43)
                                                                 ============
Pro forma basic and diluted loss per share                       $      (0.43)
                                                                 ============

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and
Securities and Exchange Commision guidance contained in Staff Accounting
Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in fiscal 2006 and 2005, respectively:

                                                 2006            2005
                                             ----------      ------------

Expected stock price volatility                 48.7%           67.5%
Expected lives of options
   Directors and officers                     7 YEARS          7 years
   Employees                                  6 YEARS          6 years
Risk-free interest rate                         3.9%             3.9%
Expected dividend yield                          0%               0%

The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected term of the options.
Prior to fiscal 2006, historical volatility was also used. An increase in the weighted average volatility assumption will increase stock compensation expense.

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The Company has not declared a dividend and has estimated dividend yield at 0%.

The expected term of stock option grants was developed after considering vesting schedules, life of the option, and historical experience. An increase in the expected holding period will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on an historical annual forfeiture rate of 3.6% for stock options. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The following table summarizes stock option activity for the three months ended
April 30, 2006:

                                                     Weighted
                                                      average
                                                     exercise
                                         Shares        Price
                                      -----------   ----------
        Options outstanding at
          beginning of year           1,429,348       $ 3.53

        Exercised                       (40,155)      $ 1.55
        Granted
        Cancelled or forfeited           (1,800)      $ 5.40
                                      ----------

        Options outstanding at
          end of year                 1,387,393       $ 3.58
                                      ==========

        Exercisable                   1,068,343       $ 3.08
                                      ==========

The weighted average remaining term for stock options outstanding was 4.2 years at April 30, 2006. The aggregate intrinsic value at April 30, 2006 was $8.8 million for stock options outstanding and $7.3 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

In connection with the acquisition, the Company granted 225,000 shares of common stock subject to vesting based on the future market price of the common stock through January 31, 2009. In August 2005, 37,500 shares vested and in February
2006, an additional 37,500 shares vested as a result of the market conditions being met. The cost for the restricted stock was measured and reflected as additional goodwill based on the quoted market price on the date the shares vested and the restrictions lapsed.

The following table summarizes unvested restricted stock unit activity for the three months ended April 30, 2006:

Unvested as of February 1, 2006                           187,500
Granted
Vested                                                    (37,500)
                                                          --------
Unvested as of April 30, 2006                             150,000
                                                          =======

Proceeds received from the exercise of stock options were approximately $62,000 and $39,000 during the three months ended April 30, 2006 and 2005, respectively.
The intrinsic value related to the exercise of stock options was $365,000 and
$41,000 for the three months ended April 30, 2006 and 2005, respectively, which is currently deductible for tax purposes.

Tax benefits were attributed to the stock-based compensation expense. The
Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS
123R-c, "Transition Election Related to Accounting for the Tax Effects of
Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

As of April 30, 2006, approximately $966,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through April 30, 2010.

Note 3 - Acquisitions of Marvin Richards and Winlit Group

MARVIN RICHARDS

On July 11, 2005, the Company acquired all of the outstanding capital stock of
J. Percy for Marvin Richards, Ltd., all of the membership interests of CK
Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards. The total consideration paid by the
Company in connection with the acquisition of Marvin Richards was $28.1 million, including associated fees and expenses. The purchase price was allocated to
Marvin Richard's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $14.9 million being recorded as goodwill. The former principals of Marvin Richards are entitled to receive additional purchase price based on the performance of the Company's new Marvin
Richards business through January 31, 2009. Goodwill will be increased for subsequent earn-out payments based upon performance.

WINLIT

On July 11, 2005, the Company acquired certain operating assets of Winlit Group,
Ltd. The total consideration paid by the Company in connection with the acquisition of Winlit was $8.1 million, including associated fees and expenses.
The purchase price was allocated to Winlit's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $3.8 million being recorded as goodwill. Winlit is entitled to receive additional purchase price based on the performance of the Company's new Winlit business through January 31, 2009. Goodwill will be increased for subsequent earn-out payments based upon performance.

The operating results of Marvin Richards and Winlit have been included in the
Company's financial statements since July 11, 2005 and are included in the three months ended April 30, 2006. The results of operations from the acquired businesses for the comparable prior year's period do not include the seasonal losses incurred by the acquired companies.

Note 4 - Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

                             APRIL 30,           April 30,         January 31,
                               2006                2005               2006
                               ----                ----               ----
                                             (in thousands)

Finished goods                $ 22,387             $ 18,358            $ 25,557
Work-in-process                    362                  638                  80
Raw materials                    5,972                3,629               4,758
                            ----------           ----------          ----------
                              $ 28,721             $ 22,625            $ 30,395
                              ========             ========            ========

Note 5 - Loss per Common Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during each period excluding unvested restricted stock awards that have not met the market condition. Diluted income per share amounts, when applicable, are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and restricted stock, outstanding during the period.

Note 6 - Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services,
Inc., as Agent, for a consortium of banks. The financing agreement, which matures on July 11, 2008, is a senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from
December 1 through April 30 each year. This condition has been met for the current year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company's option at the prime rate or LIBOR plus 2.25%.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of
$1,650,000 and a balloon payment of $11,850,000 due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of
50% of excess cash flow, as defined. The term loan bears interest, at the
Company's option, at prime plus 1% or LIBOR plus 3.25%.

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

Note 7 - Closing of Manufacturing Facility

The unpaid portion of the non-recurring charge associated with the closing of our Indonesian manufacturing facility in December 2002 is included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The balance in the reserve at April 30, 2006 and January 31, 2006 is $398,000, and represents accrued expenses and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Note 8 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

                                                                            THREE MONTHS ENDED APRIL 30,
                                                                            ----------------------------
                                                                     2006                           2005
                                                                     ----                           ----
                                                                              NON-                               Non-
                                                           LICENSED         LICENSED        Licensed           Licensed
                                                           --------         --------        --------           --------

       Net sales                                           $ 13,121        $   1,268        $11,097             $2,670

       Cost of goods sold                                    11,237            2,473         10,002              2,850
                                                          ---------         ---------       --------           -------

       Gross profit (loss)                                    1,884           (1,205)         1,095              (180)

       Selling, general and administrative                   10,016            5,407          6,293              2,810
                                                          ----------       ---------      ---------            -------

       Operating loss                                      $ (8,132)        $ (6,612)      $ (5,198)         $ (2,990)
                                                           =========        =========      =========         =========

Included in finished goods inventory at April 30, 2006 are $14.7 million and
$7.7 million of inventories for licensed and non-licensed apparel, respectively.
Included in finished goods at April 30, 2005 are $10.2 million and $8.1 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Note 9 - Subsequent Event

On May 8, 2006, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of 4,000,000 shares of its common stock pursuant to which the Company would offer 3,000,000 shares and selling stockholders would offer 1,000,000 shares. The Company would also grant the underwriters a 30-day option to purchase up to an additional 600,000 shares for over-allotment purposes. The Company will not receive any proceeds from the sale of shares of common stock by the selling stockholders. If completed, the
Company intends to use the net proceeds from this offering to repay the outstanding balance under its term loan and for general corporate purposes.

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

OVERVIEW

         G-III designs, manufactures and markets an extensive range of outerwear and sportswear, including coats, jackets, pants, suits, dresses and other sportswear items under licensed brands, our own proprietary brands and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. The concentration of sales to our largest customers has increased and we expect that our ten largest customers will continue to represent a majority of our sales.

         We operate in fashion markets that are highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, deliver products in a timely manner and continue to diversify our product portfolio and the markets we serve.

         We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under private label brands and our own proprietary brands.
         The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we added new apparel licenses in the past year. We believe that consumers prefer to buy brands they know, and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wider array of products and at a variety of price points.

         The operating results of Marvin Richards and Winlit, which we acquired on July 11, 2005, have been included in our financial statements since the date of acquisition. As a result, our results for the first two quarters of fiscal
2006 and the full 2006 fiscal year exclude the seasonal losses that were incurred by the acquired companies in the first half of fiscal 2006. Results for fiscal 2007 will include the full year of operations of the acquired companies, as well as a full year of interest expense and amortization expense relating to the acquisitions. Accordingly, we expect that our seasonal net loss in the second quarter of fiscal 2007 ending July 31, 2006 will be higher than in the second quarter of fiscal 2006, as was the case with our seasonal net loss in the first quarter of fiscal 2007 that ended April 30, 2006.

         These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution. Both transactions are expected to complement our existing group of licensed brands, G-III owned labels and private label programs.

                  We continue to believe that brand owners will look to
consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings.
As a result of our acquisition of Marvin Richards, we have licenses for men's and women's outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women's better suits under the
Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women's dresses under the Calvin Klein label. We began shipping the women's suit line in January 2006 and expect to begin shipping women's dresses for holiday 2006. We have had a license agreement with
Sean John for men's outerwear for over five years. In March 2006, we added license agreements to manufacture women's sportswear and outerwear under Sean
John labels. We expect to launch the Sean John sportswear line in 2007. We will also be designing and producing a line of urban sportswear for Wal-Mart under their Exsto label, with shipments expected to begin during the second quarter of fiscal 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO THREE MONTHS ENDED APRIL 30, 2005

Historically, we have our lowest net sales during our first fiscal quarter. Net sales for the three months ended April 30, 2006 increased to $14.4 million from
$13.8 million in the same period last year. Net sales of licensed apparel increased to $13.1 million from $11.1 million, primarily as a result of sales of
Calvin Klein women's suits. Net sales of non-licensed apparel decreased to $1.3 million from $2.7 million, primarily due to lower closeout sales of women's outerwear.

Gross profit decreased to $679,000, or 4.7% of net sales, for the three month period ended April 30, 2006, from $915,000, or 6.6% of net sales, in the same period last year. The seasonally low gross profit in the first quarter is primarily due to the impact of spreading fixed costs over the smaller amount of net sales generated in the first quarter. The gross profit percentage in our licensed apparel segment was 14.3% in the three month period ended April 30,
2006 compared to 9.9% in the same period last year. The increase was primarily due to sales of Calvin Klein women's suits. The gross loss in the non-licensed segment increased due to comparable fixed costs being allocated over lower sales volume than in the prior year.

Selling, general and administrative expenses increased $6.3 million to $15.4 million in the three month period ended April 30, 2006 from $9.1 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($2.5 million), facility costs ($906,000), depreciation and amortization ($784,000) and advertising and promotion ($658,000). Personnel and facility costs increased primarily due to costs related to the businesses we acquired in July 2005. Facility costs also increased as a result of the additional space leased in our Secaucus warehouse facility that was added in August 2005. Depreciation and amortization expense increased as a result of the amortization of the identifiable intangibles we acquired. Advertising and promotion increased due to contractual advertising under the licenses that we added as a result the acquisitions and contractual advertising under our existing license agreements.

Interest and finance charges, net for the three month period ended April 30,
2006 were $647,000 compared to $3,000 for the comparable period last year.
Interest expense increased due to the term loan entered into in connection with the financing of our two acquisitions and less interest income due to lower average cash balances than in the comparable period in the prior year.

Income tax benefit for the three months ended April 30, 2006 was $6.5 million compared to $3.5 million in the comparable period last year. The effective rate for the current period was 42.5% compared to 43.0% for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements are borrowings under this credit facility and cash generated from operations. At April 30, 2006, we had cash and cash equivalents of $8.2 million and had no outstanding borrowings compared to cash and cash equivalents of $22.7 million and no outstanding borrowings at April 30, 2005.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as
Agent, for a consortium of banks. The financing agreement, which matures on July
11, 2008, is a senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195.0 million. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from
December 1 through April 30 each year. We satisfied this requirement for the most recent period. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the

financing agreement. Borrowings under the line of credit bear interest at our option at the prime rate or LIBOR plus 2.25%.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2006 and 2005, there were no direct borrowings and our contingent liability under open letters of credit was approximately $13.5 million and $14.1 million, respectively.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of
$1,650,000. Payment of quarterly installments began on December 31, 2005, with the remaining balance of $11,850,000 due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined.
The term loan bears interest, at our option, at prime plus 1% or LIBOR plus
3.25%. As of May 1, 2006, the term loan bore interest at prime plus 1%, or 8.75%
per year. The balance due on the term loan at April 30, 2006 was $26,700,000.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. The financing agreement is secured by all of our assets.

Loan to Subsidiary

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of April 30, 2006 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We generated $4.8 million of cash from operating activities in the three months ended April 30, 2006, primarily as a result of decrease of $31.8 million in accounts receivable, offset in part by our net loss of $8.9 million, a decrease in income taxes payable and an increase in prepaid income taxes of $7.8 million, a decrease in accounts payable and accrued expenses of $7.6 million and an increase in prepaid expenses of $5.8 million. The decrease in accounts receivable in the quarter resulted primarily from the collection of accounts receivable related to net sales in the fourth quarter of fiscal 2006 which were much higher than net sales in the first quarter of fiscal 2007. This is consistent with our seasonal pattern in prior years. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2006 income and the increase in prepaid taxes is a result of the tax benefit recorded for our first quarter 2007 loss. The decrease in accounts payable and accrued expenses is primarily due to accrued bonuses ($1.8 million) and accrued royalties ($2.2 million) being paid in the first quarter.
The increase in prepaid expenses is primarily a result of prepaid royalties and advertising under our license agreements.

During the three months ended April 30, 2005, we generated $6.3 million of cash from operating activities, resulting primarily from a decrease in our accounts receivable of $17.0 million, offset in part by our net loss of $4.7 million, an increase in our income tax receivable of $3.8 million and an increase in our prepaid expenses of $3.4 million. The decrease in accounts receivable in the quarter resulted primarily from the collection of accounts receivable related to net sales in the fourth quarter of fiscal 2005 which were much higher than net sales in the first quarter of fiscal 2006, which is consistent with our seasonal pattern in prior years. The increase in prepaid expenses is primarily a result of prepaid royalties and purchases of samples for the fall season.

Cash from Investing Activities

We used $2.0 million of cash in investing activities in the three months ended
April 30, 2006. We paid $1.7 million to the sellers of the acquired companies as contingent purchase price based on attaining performance goals as defined in the respective purchase agreements. The sellers are entitled to earn-out payments through the year ended January 31, 2009. We had capital expenditures of $289,000 in the three months ended April 30, 2006 compared to $197,000 in the comparable period in the prior year.

Cash from Financing Activities

Our primary use of cash in financing activities in the three months ended April
30, 2006 was to pay the quarterly installment of $1.65 million under our term loan. The remaining financing activity consisted of repayments on capital lease obligations and cash received from the exercise of stock options.

Proposed Public Offering

         On May 8, 2006, we filed a registration statement with the Securities and Exchange Commission for a proposed offering of 4,000,000 shares of our common stock pursuant to which we would offer 3,000,000 shares and selling stockholders would offer 1,000,000 shares. We would also grant the underwriters a 30-day option to purchase up to an additional 600,000 shares for over-allotment purposes. We would not receive any proceeds from the sale of shares of common stock by the selling stockholders. If the offering is completed, as to which there is no assurance, we intend to use the net proceeds to repay the outstanding balance under our term loan and for general corporate purposes.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January
31, 2006 are those that depend most heavily on these judgments and estimates. As of April 30, 2006, there have been no material changes to our critical accounting policies.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 123R on February 1, 2006 using the modified prospective method.
Under this method, we are required to recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Under SFAS 123R, we are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e)
under the Exchange Act). Based on that evaluation, the Company's Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the
Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our
Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.  EXHIBITS

              31.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2006.

              31.2    Certification by Neal S. Nackman, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2006.

              32.1    Certification by Morris Goldfarb, Chief Executive Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2006.

              32.2    Certification by Neal S. Nackman, Chief Financial Officer
                      of G-III Apparel Group, Ltd., pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, in connection with G-III
                      Apparel Group, Ltd.'s Quarterly Report on Form 10-Q for
                      the fiscal quarter ended April 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 G-III APPAREL GROUP, LTD.
                                                               (Registrant)

Date:    June 7, 2006                          By: /s/ Morris Goldfarb
                                                   -----------------------------
                                                        Morris Goldfarb
                                                        Chief Executive Officer

Date:    June 7, 2006                          By: /s/ Neal S. Nackman
                                                   -------------------
                                                        Neal S. Nackman
                                                        Chief Financial Officer

