Form 10-Q
period 2006-07-31
G III APPAREL GROUP LTD /DE/
filed 2006-09-13
CIK 821002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                 (212) 403-0500
              (Registrant's telephone number, including area code)

________________________________________________________________________________
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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]    Accelerated Filer [_]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

As of September, 2006, there were 14,364,125 common shares outstanding.

                                                                        Page No.
                                                                        --------
Part I      FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
               July 31, 2006, July 31, 2005 and January 31, 2006 ....       3

            Condensed Consolidated Statements of Operations -
               For the Three Months Ended July 31, 2006 and 2005 ....       4

            Condensed Consolidated Statements of Operations -
               For the Six Months Ended July 31, 2006 and 2005 ......       5

            Condensed Consolidated Statements of Cash Flows -
               For the Six Months Ended July 31, 2006 and 2005 ......       6

            Notes to Condensed Consolidated Financial Statements ....       8

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ........      14

   Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk .................................................      19

   Item 4.  Controls and Procedures .................................      19

Part II     OTHER INFORMATION

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              JULY 31,      July 31,    January 31,
                                                                2006          2005         2006
                                                              --------    -----------   -----------
                                                            (unaudited)   (unaudited)

                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $    728      $  1,194     $   7,031
   Accounts receivable, net of allowance for doubtful
      accounts and sales discounts of $8,214, $4,211 and
      $9,443, respectively                                      58,301        53,078        45,751
   Inventories, net                                             81,163        72,727        30,395
   Prepaid and refundable income taxes                           7,455         3,951            --
   Deferred income taxes                                         4,101         3,357         4,101
   Prepaid expenses and other current assets                    13,838        11,194         7,844
                                                              --------      --------     ---------
         Total current assets                                  165,586       145,501        95,122
PROPERTY, PLANT AND EQUIPMENT, NET                               4,255         3,581         4,296
DEFERRED INCOME TAXES                                            2,430         2,050         2,415
GOODWILL                                                        18,787            --        18,501
OTHER INTANGIBLES, NET                                          13,628        29,288        15,287
OTHER ASSETS                                                     2,468         4,201         2,696
                                                              --------      --------     ---------
                                                              $207,154      $184,621     $ 138,317
                                                              ========      ========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                              $ 48,610      $ 52,206     $   7,370
   Current maturities of obligations under capital leases          208           151           208
   Income taxes payable                                             --            --         2,269
   Accounts payable                                             44,708        31,336         9,749
   Contingent purchase price payable                                --            --         3,380
   Accrued expenses                                              7,340         7,688        10,949
                                                              --------      --------     ---------
      Total current liabilities                                100,866        91,381        33,925
NOTES PAYABLE                                                   18,450        25,050        21,750
OTHER NON-CURRENT LIABILITIES                                      527           774           631
                                                              --------      --------     ---------
TOTAL LIABILITIES                                              119,843       117,205        56,306
                                                              --------      --------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, 1,000,000 shares authorized;
      No shares issued and outstanding in all periods
   Common stock - $.01 par value; 40,000,000 shares
      authorized; 14,364,125, 12,581,371 and 12,701,222
      shares issued, respectively                                  144           126           127
   Additional paid-in capital                                   52,132        33,667        36,262
   Accumulated other comprehensive income                           --            62            --
   Retained earnings                                            36,005        34,531        46,592
                                                              --------      --------     ---------
                                                                88,281        68,386        82,981
   Common stock held in treasury - 367,225 shares at cost         (970)         (970)         (970)
                                                              --------      --------     ---------
                                                                87,311        67,416        82,011
                                                              --------      --------     ---------
                                                              $207,154      $184,621     $ 138,317
                                                              ========      ========     =========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                   THREE MONTHS ENDED JULY 31,
                                                   ---------------------------
                                                           (Unaudited)
                                                        2006          2005
                                                    -----------   -----------
Net sales                                           $    69,082   $    54,553
Cost of goods sold                                       52,249        41,804
                                                    -----------   -----------
   Gross profit                                          16,833        12,749
Selling, general and administrative expenses             17,478        12,117
Depreciation and amortization                             1,112           483
                                                    -----------   -----------
   Operating (loss) income                               (1,757)          149
Interest and financing charges, net                       1,264           527
                                                    -----------   -----------
   Loss before income taxes                              (3,021)         (378)
Income tax benefit                                       (1,284)          (77)
                                                    -----------   -----------
   Net loss                                         $    (1,737)  $      (301)
                                                    ===========   ===========
LOSS PER COMMON SHARE:
Basic and Diluted:
   Net loss per common share                        $     (0.14)  $     (0.03)
                                                    ===========   ===========
   Weighted average number of shares outstanding     12,756,000    11,237,000
                                                    ===========   ===========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                   SIX MONTHS ENDED JULY 31,
                                                   -------------------------
                                                         (Unaudited)
                                                       2006          2005
                                                   -----------   -----------
Net sales                                          $    83,471   $    68,320
Cost of goods sold                                      65,959        54,656
                                                   -----------   -----------
   Gross profit                                         17,512        13,664
Selling, general and administrative expenses            31,817        20,922
Depreciation and amortization                            2,197           781
                                                   -----------   -----------
   Operating loss                                      (16,502)       (8,039)
Interest and financing charges, net                      1,911           530
                                                   -----------   -----------
   Loss before income taxes                            (18,413)       (8,569)
Income tax benefit                                      (7,826)       (3,599)
                                                   -----------   -----------
   Net loss                                        $   (10,587)  $    (4,970)
                                                   ===========   ===========

LOSS PER COMMON SHARE:
Basic and Diluted:
   Net loss per common share                       $     (0.85)  $     (0.45)
                                                   ===========   ===========
   Weighted average number of shares outstanding    12,410,000    11,007,000
                                                   ===========   ===========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               SIX MONTHS ENDED JULY 31,
                                                               -------------------------
                                                                      (Unaudited)
                                                                    2006       2005
                                                                  --------   --------

Cash flows from operating activities
   Net loss                                                       $(10,587)  $ (4,970)
   Adjustments to reconcile net loss to net cash used in
      operating activities, net of assets and liabilities
      acquired:
         Depreciation and amortization                               2,197        781
         Non-cash stock based compensation                             175
         Deferred financing charges                                    484        131
         Deferred income taxes                                         (15)
         Changes in operating assets and liabilities:
            Accounts receivable                                    (12,550)   (20,160)
            Inventories, net                                       (50,768)   (30,106)
            Income taxes, net                                       (9,724)        50
            Prepaid expenses and other current assets               (5,994)   (10,799)
            Other assets                                              (256)    (1,062)
            Accounts payable and accrued expenses                   31,350     16,989
                                                                  --------   --------
         Net cash used in operating activities                     (55,688)   (49,146)
                                                                  --------   --------
Cash flows from investing activities
   Capital expenditures                                               (499)      (648)
   Acquisition of Marvin Richards, net of cash acquired                143    (19,623)
   Acquisition of Winlit                                               (73)      (580)
   Contingent purchase price paid                                   (3,380)
                                                                  --------   --------
         Net cash used in investing activities                      (3,809)   (20,851)
                                                                  --------   --------
Cash flows from financing activities
   Increase in notes payable, net                                   41,240
   Proceeds from term loan                                                     30,000
   Repayment of term loan                                           (3,300)
   Payments for capital lease obligations                             (104)      (101)
   Proceeds from sale of common stock, net                          15,035        675
   Proceeds from exercise of stock options                             323         83
   Repayment of terminated credit facility                                    (12,457)
   Proceeds from new credit facility                                           36,405
                                                                  --------   --------
      Net cash provided by financing activities                     53,194     54,605
                                                                  --------   --------
Effect of exchange rate changes on cash and cash equivalents                       12
                                                                  --------   --------
      Net decrease in cash and cash equivalents                     (6,303)   (15,380)
Cash and cash equivalents at beginning of period                     7,031     16,574
                                                                  --------   --------
Cash and cash equivalents at end of period                        $    728   $  1,194
                                                                  ========   ========

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                                 (in thousands)

                                                               SIX MONTHS ENDED JULY 31,
                                                               -------------------------
                                                                       (Unaudited)
                                                                    2006      2005
                                                                   ------   --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                     $1,744   $    545
      Income taxes                                                  1,879        308
Supplemental schedule of non-cash investing and financing
   activities:
   Fair value of shares issued in connection with the Marvin
      Richards acquisition                                         $  356   $  4,685
   Debt assumed in connection with the Winlit asset
      acquisition                                                              6,697
Detail of the Marvin Richards and Winlit acquisitions:
   Acquired intangibles                                                     $ 27,819
   Fair value of other assets acquired                                        29,743
                                                                            --------
   Fair value of total assets acquired                                        57,562
   Liabilities assumed                                                       (32,655)
   Common stock issued                                                        (4,685)
                                                                            --------
   Net cash paid for acquisitions                                             20,222
   Cash acquired                                                                  19
                                                                            --------
   Cash paid for acquisitions                                               $ 20,203
                                                                            ========

        The accompanying notes are an integral part of these statements.

                   G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General Discussion

As used in these financial statements, the term "Company" refers to G-III
Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and six month periods ended July 31, 2006 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company's business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

Certain amounts in the Condensed Consolidated Balance Sheet as of July 31, 2005
and the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2005 have been reclassified to conform to the current period presentation.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of the Company's Common Stock effected on March 28, 2006.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K filed with the Securities and Exchange Commission for the year ended
January 31, 2006.

Note 2 - Private Placement

On July 13, 2006, the Company completed a private placement of its Common Stock and five-year warrants to purchase its Common Stock. The Company issued
1,500,000 shares of Common Stock at a price of $10.11 per share, resulting in aggregate proceeds to the Company of $15,165,000. The Company also issued warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments. The proceeds were used to repay a portion of the outstanding balance under the Company's revolving credit line.

For two years after the closing date of the private placement, the investors will, subject to exceptions and qualifications specified in the purchase agreement, have a right of first refusal with respect to the proposed sale by the Company of its equity or equity equivalent securities if such sale is at an effective price per share of $10.00 or less.

The Company also entered into a registration rights agreement with the investors, in which it agreed to file a registration statement with the
Securities and Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the shares, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of Common Stock sold to the investors by Mr. Aron Goldfarb on July 13, 2006. The Company filed the registration statement within the required time period and the registration statement has been declared effective.

Note 3 - Stock Based Compensation

Effective February 1, 2006, the Company adopted Statement of Financial
Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). The Company
elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As
a result, the

recognition of stock-based compensation expense in prior periods was generally limited to the expense attributed to restricted stock awards.

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

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three and six months ended July 31, 2005.

                                                             Three Months      Six Months
                                                            Ended July 31,   Ended July 31,
                                                            --------------   --------------
                                                                 2005              2005
                                                                ------           -------
                                                       (in thousands, except per share amounts)

Net loss - as reported                                          $ (301)          $(4,970)
   Deduct: Stock-based employee compensation expense
      determined under fair value method, net of
      related tax effects
                                                                    79               154
                                                                ------           -------
Pro forma net loss                                              $ (380)          $(5,124)
                                                                ======           =======
Basic and diluted loss per share - as reported                  $(0.03)          $ (0.45)
Pro forma basic and diluted loss per share                      $(0.03)          $ (0.47)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and
Securities and Exchange Commission guidance contained in Staff Accounting
Bulletin (SAB) No. 107, "Share-Based Payment." The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in fiscal 2006 and 2005, respectively:

                                    2006      2005
                                  -------   -------
Expected stock price volatility      48.7%     67.5%
Expected lives of options
   Directors and officers         7 YEARS   7 years
   Employees                      6 YEARS   6 years
Risk-free interest rate               3.9%      3.9%
Expected dividend yield                 0%        0%

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

The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The Company has not declared a cash dividend and has estimated dividend yield at 0%.

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

The following table summarizes stock option activity for the six months ended
July 31, 2006:

                                                                Weighted
                                                                 average
                                                                exercise
                                                      Shares      price
                                                    ---------   --------
         Options outstanding at beginning of year   1,429,348     $3.53
         Exercised                                   (162,955)    $2.06
         Granted                                      221,000     $9.78
         Cancelled or forfeited                      (122,650)    $9.18
                                                    ---------
         Options outstanding at end of period       1,364,743     $4.23
                                                    =========
         Exercisable                                  942,993     $3.20
                                                    =========

The weighted average remaining term for stock options outstanding was 4.8 years at July 31, 2006. The aggregate intrinsic value at July 31, 2006 was $8.6 million for stock options outstanding and $6.9 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of July 31, 2006, the reporting date.

In connection with an acquisition in July 2005, the Company granted 225,000 shares of common stock subject to vesting based on the future market price of the common stock through January 31, 2009. In August 2005, 37,500 shares vested and in February 2006, an additional 37,500 shares vested as a result of market price conditions being met. The cost for the restricted stock was measured and reflected as additional goodwill based on the quoted market price on the date the shares vested and the restrictions lapsed.

The following table summarizes unvested restricted stock unit activity for the six months ended July 31, 2006:

                    Unvested as of February 1, 2006   187,500
                    Granted                                --
                    Vested                            (37,500)
                                                      -------
                    Unvested as of July 31, 2006      150,000
                                                      =======

Proceeds received from the exercise of stock options were approximately $323,000 and $83,000 during the six months ended July 31, 2006 and 2005, respectively.
The intrinsic value related to the exercise of stock options was $1.2 million and $71,000 for the six months ended July 31, 2006 and 2005, respectively, which is currently deductible for tax purposes.

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

As of July 31, 2006, approximately $914,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through July 31, 2010.

Note 4 - New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109
"Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements and impact of FIN 48 on the Company's consolidated financial statements, and will adopt the provisions on February 1, 2007.

Note 5 - Acquisitions of Marvin Richards and Winlit Group

MARVIN RICHARDS

On July 11, 2005, the Company acquired all of the outstanding capital stock of
J. Percy for Marvin Richards, Ltd., all of the membership interests of CK
Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards. The total consideration paid by the
Company in connection with the acquisition of Marvin Richards was $28.1 million, including associated fees and expenses. The purchase price was allocated to
Marvin Richard's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $15.0 million being recorded as goodwill. The former principals of Marvin Richards are entitled to receive additional purchase price based on the performance of the Company's Marvin
Richards business through January 31, 2009. Goodwill will be increased for subsequent earn-out payments based upon performance.

WINLIT

On July 11, 2005, the Company acquired certain operating assets of Winlit Group,
Ltd. The total consideration paid by the Company in connection with the acquisition of Winlit was $8.1 million, including associated fees and expenses.
The purchase price was allocated to Winlit's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $3.8 million being recorded as goodwill. Winlit is entitled to receive additional purchase price based on the performance of the Company's Winlit business through
January 31, 2009. Goodwill will be increased for subsequent earn-out payments based upon performance.

The operating results of Marvin Richards and Winlit have been included in the
Company's financial statements since July 11, 2005 and are included in the six months ended July 31, 2006. The results of operations from the acquired businesses for the comparable prior year's period do not include the seasonal losses incurred by the acquired companies prior to the date of acquisition.

Note 6 - Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

                                  JULY 31,   July 31,   January 31,
                                    2006       2005         2006
                                  --------   --------   -----------
                                            (in thousands)
                Finished goods     $74,331    $64,624     $25,557
                Work-in-process        693        593          80
                Raw materials        6,139      7,510       4,758
                                   -------    -------     -------
                                   $81,163    $72,727     $30,395
                                   =======    =======     =======

Note 7 - Loss per Common Share

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

Note 8 - Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services,
Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior collateralized credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan.

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

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities and limits annual capital expenditures. As of July
31, 2006, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company's inactive Indonesian subsidiary.

Note 9 - Closing of Manufacturing Facility

The unpaid portion of the non-recurring charge associated with the closing of our Indonesian manufacturing facility in December 2002 is included in "Accrued expenses" in the accompanying Consolidated Balance Sheets. The balance in the reserve at July 31, 2006 and January 31, 2006 is $398,000, and represents accrued expenses and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Note 10 - Segments

The Company's reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and six month periods indicated below:

                                             THREE MONTHS ENDED JULY 31,
                                      -----------------------------------------
                                              2006                  2005
                                      -------------------   -------------------
                                                   NON-                  Non-
                                      LICENSED   LICENSED   Licensed   Licensed
                                      --------   --------   --------   --------
Net sales                             $42,891     $26,191   $25,146     $29,407
Cost of goods sold                     31,897      20,352    19,046      22,758
                                      -------     -------   -------     -------
Gross profit                           10,994       5,839     6,100       6,649
Selling, general and administrative    13,493       5,097     8,062       4,538
                                      -------     -------   -------     -------
Operating income (loss)               $(2,499)    $   742   $(1,962)    $ 2,111
                                      =======     =======   =======     =======

                                              SIX MONTHS ENDED JULY 31,
                                      -----------------------------------------
                                              2006                  2005
                                      -------------------   -------------------
                                                   NON-                  Non-
                                      LICENSED   LICENSED   Licensed   Licensed
                                      --------   --------   --------   --------
Net sales                             $ 56,012   $27,459    $36,241    $32,079
Cost of goods sold                      43,134    22,825     29,047     25,609
                                      --------   -------    -------    -------
Gross profit                            12,878     4,634      7,194      6,470
Selling, general and administrative     23,510    10,504     14,355      7,348
                                      --------   -------    -------    -------
Operating loss                        $(10,632)  $(5,870)   $(7,161)   $  (878)
                                      ========   =======    =======    =======

Included in finished goods inventory at July 31, 2006 are approximately $51.2 million and $23.1 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at July 31, 2005 are approximately
$37.2 million and $30.3 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Note 11 - Proposed Public Offering

On May 8, 2006, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of 4,000,000 shares of its common stock pursuant to which the Company would offer 3,000,000 shares and selling stockholders would offer 1,000,000 shares. The Registration Statement was withdrawn on July 12, 2006.

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

     The operating results of Marvin Richards and Winlit, which we acquired on
July 11, 2005, have been included in our financial statements since the date of acquisition. Marvin Richards and Winlit are in the wholesale outerwear business and are subject to the same seasonality that we are. Our results for the first two quarters of fiscal 2006 and for the full 2006 fiscal year exclude the seasonal losses that were incurred by the acquired companies in the first half of fiscal 2006. Results for fiscal 2007 include the full year of operations of the acquired companies, as well as a full year of interest expense and amortization expense relating to the acquisitions. Accordingly, our net losses in the second quarter and first six months of fiscal 2007 were greater than our net losses in the second quarter and first six months of fiscal 2006.

     These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution. Both transactions are expected to complement our existing group of licensed brands, G-III owned labels and private label programs.

     We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings. As a result of our acquisition of Marvin Richards, we have licenses for men's and women's outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women's better suits under the Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women's dresses under the Calvin Klein label. We began shipping the women's suit line in January 2006 and expect to begin shipping women's dresses for holiday
2006. We have had a license agreement with Sean John for men's outerwear for over five years. In March 2006, we added license agreements to manufacture women's sportswear and outerwear under Sean John labels. We expect to launch the
Sean John sportswear line in 2007. We also design and produce a line of urban sportswear for Wal-Mart under their Exsto label, which began shipping during the second quarter of fiscal 2007.

     Significant trends that are affecting the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been continued downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

     In June 2006, we entered into a seven-year lease for a distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which will be used by us for product distribution. Annual rent for this facility is approximately $1.2 million. As a result of adding this new facility, we will not renew our lease for our distribution center in Edison,
NJ which expires in January 2007. The Edison facility contains approximately
89,000 square feet. The additional space is expected to allow us to meet some of our anticipated increased shipping volume. We estimate that the renovation of this new facility will cost us between $1 million and $1.5 million and that the facility will be fully operational by May 2007.

     In July 2006, we completed the private placement of 1,500,000 shares of our common stock at a price of $10.11 per share, resulting in net proceeds to us, after expenses related to the placement, of $15,035,000. We also issued warrants to the investors to purchase up to 375,000 shares of our common stock at an exercise price of $11.00 per share, subject to adjustment. We used the net proceeds of this placement to repay a portion of our outstanding credit facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2006 COMPARED TO THREE MONTHS ENDED JULY 31, 2005

Net sales for the three months ended July 31, 2006 increased to $69.1 million from $54.6 million in the same period last year. Net sales of licensed apparel increased to $42.9 million from $25.1 million, primarily as a result of sales of
Calvin Klein suits and outerwear ($9.0 million). Last year, only a small amount of sales of Calvin Klein outerwear were included in our results for the quarter.
Net sales of non-licensed apparel in the three months decreased to $26.2 million from $29.4 million, primarily due to a decrease in private label men's outerwear sales ($6.1 million) offset, in part, by the initial shipments of Exsto private label product ($1.8 million) which were primarily shipped in July 2006.

Gross profit increased to $16.8 million, or 24.4% of net sales, for the three month period ended July 31, 2006, from $12.7 million, or 23.4% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 25.6% in the three month period ended July 31, 2006 compared to
24.3% in the same period last year. Sales of Calvin Klein suits and outerwear resulted in an increase in both margin dollars and our gross profit as a percentage of sales. The gross profit percentage in our non-licensed segment was
22.3% in the three month period ended July 31, 2006 compared to 22.6% in the same period last year.

Selling, general and administrative expenses increased $6.0 million to $18.6 million in the three month period ended July 31, 2006 from $12.6 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($3.0 million), facility costs ($673,000), depreciation and amortization ($632,000) and advertising and promotion ($627,000). Personnel and facility

costs increased primarily due to costs related to the businesses we acquired in
July 2005, as well as due to increases in personnel costs with respect to the staffing of our new initiatives, including Calvin Klein women's suits and dresses, Sean John women's sportswear and Exsto. Facility costs also increased as a result of the additional space leased in our Secaucus warehouse facility that was added in August 2005. Depreciation and amortization expense increased primarily as a result of the amortization of the identifiable intangibles we acquired. Advertising and promotion increased due to contractual advertising under the licenses that we added as a result of the acquisitions and the new
Calvin Klein women's suit license.

Interest and finance charges, net for the three month period ended July 31, 2006 were $1.3 million compared to $527,000 for the comparable period last year.
Interest expense increased due to the term loan entered into in connection with financing our two acquisitions and less interest income on lower average cash balances than in the comparable period in the prior year.

Income tax benefit for the three months ended July 31, 2006 was $1.3 million compared to $77,000 in the comparable period last year. The effective rate for the current period was 42.5% compared to 20.4% for the comparable prior period.
We compute our tax expense based on an estimated annual tax rate. At the end of our first fiscal quarter of the prior year, we estimated the annual tax rate to be 43.0%. This estimated rate was decreased in the second quarter to an estimated annual tax rate of 42.0%. As a result, our effective rate for the three months ended July 31, 2005 was 20.4%. The lower effective rate for the three months ended July 31, 2005 reflects the full year's effect of the change in our estimated annual rate.

SIX MONTHS ENDED JULY 31, 2006 COMPARED TO SIX MONTHS ENDED JULY 31, 2005

Net sales for the six months ended July 31, 2006 increased to $83.5 million from
$68.3 million in the same period last year. Net sales of licensed apparel increased to $56.0 million from $36.2 million, primarily as a result of sales of
Calvin Klein suits and outerwear ($12.1 million). Net sales of non-licensed apparel decreased to $27.5 million from $32.1 million, primarily due to a decrease in private label men's outerwear sales ($6.1 million) offset, in part, by the initial shipments of Exsto private label product ($1.8 million) which were primarily shipped in July 2006.

Gross profit increased to $17.5 million, or 21.0% of net sales, for the six month period ended July 31, 2006, from $13.7 million, or 20.0% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 23.0% in the six month period ended July 31, 2006 compared to 19.9%
in the same period last year. Sales of Calvin Klein suits and outerwear resulted in an increase in both margin dollars and our gross profit as a percentage of sales. The gross profit percentage in our non-licensed segment was 16.9% in the six month period ended July 31, 2006 compared to 20.2% in the same period last year. The decrease in the gross profit percentage is primarily attributable to lower margin on the sales of products under the Marvin Richards label than under our other owned labels.

Selling, general and administrative expenses increased $12.3 million to $34.0 million in the six month period ended July 31, 2006 from $21.7 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($5.5 million), facility costs ($1.6 million), depreciation and amortization ($1.4 million) and advertising and promotion ($1.3 million). Personnel and facility costs increased primarily due to costs related to the businesses we acquired in July 2005, as well as due to increases in personnel costs with respect to the staffing of our new initiatives, including Calvin Klein women's suits and dresses, Sean John women's sportswear and Exsto. Facility costs also increased as a result of the additional space leased in our Secaucus warehouse facility that was added in
August 2005. Depreciation and amortization expense increased as a result of the amortization of the identifiable intangibles we acquired. Advertising and promotion increased primarily due to contractual advertising under the licenses that we added as a result of the acquisitions and the new Calvin Klein women's suit license.

Interest and finance charges, net for the six month period ended July 31, 2006 were $1.9 million compared to $530,000 for the comparable period last year.
Interest expense increased due to the new term loan entered into in connection with the acquisitions and less interest income on lower average cash balances than in the comparable period in the prior year.

Income tax benefit for the six months ended July 31, 2006 was $7.8 million compared to $3.6 million in the comparable period last year. The effective rate for the current period was 42.5% compared to 42.0% for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements are borrowings under this credit facility and cash generated from operations. At July 31, 2006, we had cash and cash equivalents of $728,000 and outstanding borrowings of $67.1 compared to cash and cash equivalents of $1.2 million and outstanding borrowings of $77.3 million at July 31, 2005. Our borrowings were lower as of July 31, 2006 as a result of the application of the net proceeds of our private placement to the outstanding balance under our revolving credit line.

Private Placement

On July 13, 2006, we completed a private placement of our common stock and five-year warrants to purchase our common stock pursuant to a securities purchase agreement between us and a group of investors resulting in aggregate proceeds to the Company of $15,165,000. The net proceeds of this placement were used to repay a portion of our outstanding balance under our revolving credit line.

We issued 1,500,000 shares of our common stock to the investors at a price of
$10.11 per share. We also issued to the investors warrants to purchase an aggregate of up to 375,000 shares of our common stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of
$11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments.

For two years after the closing date of the private placement, the investors will, subject to exceptions and qualifications specified in the purchase agreement, have a right of first refusal with respect to the proposed sale by us of our equity or equity equivalent securities at an effective price per share of
$10.00 or less.

We also entered into a registration rights agreement with the investors, in which we agreed to file a registration statement with the Securities and
Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the shares, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of our common stock sold to the investors by Mr. Aron Goldfarb, the Company's founder and father of our Chief
Executive Officer, on July 13, 2006. We filed the registration statement within the required time period and the registration statement has been declared effective by the SEC.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as
Agent, for a consortium of banks. The financing agreement, which expires on July
11, 2008, is a senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195.0 million. The facility consists of a revolving line of credit and a term loan.

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

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2006, direct borrowings were $41.2 million and our contingent liability under open letters of credit was approximately $20.8 million compared to direct borrowings of $46.5 million and contingent liability under open letters of credit of $26.5 million as of July 31, 2005.

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
The term loan bears interest, at our option, at prime plus 1% or LIBOR plus

3.25%. As of August 1, 2006, the term loan bore interest at prime plus 1%, or
9.25% per year. The balance due on the term loan at July 31, 2006 was
$25,050,000.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. As of
July 31, 2006, we were in compliance with these covenants. The financing agreement is collateralized by all of our assets.

Subsidiary Loan

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of July 31, 2006 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We used $55.7 million of cash from operating activities in the six months ended
July 31, 2006, primarily as a result of our net loss of $10.6 million and increases of $50.8 million in inventory, $12.6 million in accounts receivable,
$9.7 million in prepaid and refundable income taxes and $6.0 million in prepaid expenses, offset, in part, by an increase in accounts payable and accrued expenses of $31.4 million. The increases in these operating cash flow items are consistent with our seasonal pattern. We typically have a net loss through our first two fiscal quarters. During the second quarter, we build inventory for the fall shipping season accounting for the increase in inventory. The fall shipping season begins in the latter part of our second quarter. The increase in our accounts receivable reflects the beginning of the sales shipped for fall. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2006 income and the increase in our prepaid and refundable income taxes is a result of the tax benefit recognized on our loss through the six months. The increase in prepaid expenses is primarily a result of prepaid royalties and advertising under our license agreements. The increase in accounts payable and accrued expenses is attributable to the purchasing activity for the fall season.

Cash from Investing Activities

We used $3.8 million of cash in investing activities in the six months ended
July 31, 2006. We paid $3.3 million to the sellers of the acquired companies as contingent purchase price based on attaining performance goals as defined in the respective purchase agreements. The sellers are entitled to earn-out payments through the year ended January 31, 2009. We had capital expenditures of $499,000 in the six months ended July 31, 2006.

Cash from Financing Activities

Cash from financing activities provided $53.2 million in the six months ended
July 31, 2006 primarily from net proceeds to the Company of $15.0 million from our private placement and net amounts borrowed under our credit facility of
$41.2 million. Borrowings under the credit line were used to finance our inventory purchases for the upcoming fall season and for other working capital purposes. During the six months ended July 31, 2006, we repaid $3.3 million of our term loan which represents two quarterly installment payments.

Proposed Public Offering

On May 8, 2006, we filed a registration statement with the Securities and
Exchange Commission for a proposed offering of 4,000,000 shares of our common stock pursuant to which we would have offered 3,000,000 shares and selling stockholders would have offered 1,000,000 shares. The registration statement was withdrawn on July 12, 2006.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January
31, 2006 are those that depend most heavily on these judgments and estimates. As of July 31, 2006, there have been no material changes to our critical accounting policies.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after
December 15, 2006. We are currently evaluating the requirements and impact of
FIN 48 on our consolidated financial statements, and will adopt the provisions on February 1, 2007.

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

     (a)  Our Annual Meeting of Stockholders was held on June 8, 2006.

     (b)  The following matters were voted on and approved by our stockholders at the Annual Meeting:

          (i)   The election of nine directors to serve for the ensuing year.
                The following nominees were elected as directors (with our stockholders having voted as set forth below):

                NOMINEE          VOTES FOR   WITHHELD AUTHORITY TO VOTE
          -------------------   ----------   --------------------------
          Morris Goldfarb       10,930,857               8,707
          Sammy Aaron           10,867,437              72,127
          Thomas J. Brosig      10,213,449             726,115
          Pieter Deiters        10,931,157               8,407
          Alan Feller           10,890,992              48,572
          Carl Katz             10,930,357               9,207
          Laura H. Pomerantz    10,866,937              72,627
          Willem van Bokhorst   10,930,857               8,707
          Richard White         10,930,857               8,707

          (ii)  The approval of an amendment to our certificate of incorporation that increased our number of authorized shares of common stock from 20,000,000 to 40,000,000:

                            FOR:           10,565,482
                            AGAINST:           84,152
                            ABSTENTIONS:      289,930

          (iii) The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2007. Our stockholders voted as follows:

                            FOR:           10,936,454
                            AGAINST:            2,295
                            ABSTENTIONS:          815

ITEM 6. EXHIBITS

     3.1  Certificate of Amendment of Certificate of Incorporation, dated June
          8, 2006

     10.1 Lease agreement dated June 29, 2006 between The Realty Associates Fund
          VI, LP and G-III Apparel Group, Ltd.

     31.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III
          Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly
          Report on Form 10-Q for the fiscal quarter ended July 31, 2006.

     31.2 Certification by Neal S. Nackman, Chief Financial Officer of G-III
          Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.'s Quarterly
          Report on Form 10-Q for the fiscal quarter ended July 31, 2006.

     32.1 Certification by Morris Goldfarb, Chief Executive Officer of G-III
          Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in
          connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form
          10-Q for the fiscal quarter ended July 31, 2006.

     32.2 Certification by Neal S. Nackman, Chief Financial Officer of G-III
          Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in
          connection with G-III Apparel Group, Ltd.'s Quarterly Report on Form
          10-Q for the fiscal quarter ended July 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        G-III APPAREL GROUP, LTD.
                                               (Registrant)

Date: September 13, 2006                By: /s/ Morris Goldfarb
                                            ------------------------------------
                                            Morris Goldfarb
                                            Chief Executive Officer

Date: September 13, 2006                By: /s/ Neal S. Nackman
                                            ------------------------------------
                                            Neal S. Nackman
                                            Chief Financial Officer

