Form 10-Q
period 2006-10-31
G III APPAREL GROUP LTD /DE/
filed 2006-12-14
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

(212) 403-0500
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer         Accelerated Filer         Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

As of December 1, 2006, there were 14,020,350 common shares outstanding.

PART I

Item 1.    Financial Statements

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2006	October 31, 2005	January 31, 2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,918	$2,671	$7,031
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $19,840, $10,509 and $9,443, respectively	175,940	140,115	45,751
Inventories, net	63,337	52,123	30,395
Deferred income taxes	4,101	3,357	4,101
Prepaid expenses and other current assets	7,463	7,043	7,844
Total current assets	256,759	205,309	95,122
PROPERTY, PLANT AND EQUIPMENT, NET	5,355	4,330	4,296
DEFERRED INCOME TAXES	2,430	2,050	2,415
GOODWILL	18,787	10,389	18,501
OTHER INTANGIBLES, NET	12,799	18,000	15,287
OTHER ASSETS	1,990	3,594	2,696
	$298,120	$243,672	$138,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and short term debt	$106,485	$96,111	$7,370
Current maturities of obligations under capital leases	206	191	208
Income taxes payable	7,585	6,710	2,269
Accounts payable	41,132	20,350	9,749
Contingent purchase price payable	—	—	3,380
Accrued expenses	14,647	11,845	10,949
Total current liabilities	170,055	135,207	33,925
NOTES PAYABLE	16,800	23,400	21,750
OTHER NON-CURRENT LIABILITIES	476	684	631
TOTAL LIABILITIES	187,331	159,291	56,306
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized;
No shares issued and outstanding in all periods
Common stock – $.01 par value; 40,000,000 shares authorized; 14,386,825, 12,638,344 and 12,701,222 shares issued, respectively	144	126	127
Additional paid-in capital	52,352	35,882	36,262
Retained earnings	59,263	49,343	46,592
	111,759	85,351	82,981
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)
	110,789	84,381	82,011
	$298,120	$243,672	$138,317

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	THREE MONTHS ENDED OCTOBER 31,
	2006	2005
	(Unaudited)
Net sales	$244,704	$186,621
Cost of goods sold	172,360	131,503
Gross profit	72,344	55,118
Selling, general and administrative expenses	29,650	26,059
Depreciation and amortization	1,103	1,278
Operating income	41,591	27,781
Interest and financing charges, net	2,662	2,241
Income before income taxes	38,929	25,540
Income tax expense	15,671	10,727
Net income	$23,258	$14,813
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.68	$1.25
Weighted average number of shares outstanding	13,859,000	11,891,000
Diluted:
Net income per common share	$1.59	$1.15
Weighted average number of shares outstanding	14,613,000	12,830,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	NINE MONTHS ENDED OCTOBER 31,
	2006	2005
	(Unaudited)
Net sales	$328,175	$254,941
Cost of goods sold	238,319	186,159
Gross profit	89,856	68,782
Selling, general and administrative expenses	61,467	46,990
Depreciation and amortization	3,300	2,050
Operating income	25,089	19,742
Interest and financing charges, net	4,573	2,771
Income before income taxes	20,516	16,971
Income tax expense	7,845	7,128
Net income	$12,671	$9,843
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.98	$0.87
Weighted average number of shares outstanding	12,898,000	11,307,000
Diluted:
Net income per common share	$0.93	$0.82
Weighted average number of shares outstanding	13,630,000	11,993,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED OCTOBER 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$12,671	$9,843
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	3,300	2,050
Non-cash stock based compensation	297	1,738
Deferred financing charges	663	311
Deferred income taxes	(15)
Changes in operating assets and liabilities:
Accounts receivable	(130,189)	(107,197)
Inventories, net	(32,942)	(9,502)
Income taxes, net	5,316	6,760
Prepaid expenses and other current assets	381	(2,877)
Other assets, net	43	(572)
Accounts payable and accrued expenses	35,081	10,159
Net cash used in operating activities	(105,394)	(89,287)
Cash flows from investing activities
Capital expenditures	(1,871)	(860)
Acquisition of Marvin Richards, net of cash acquired	143	(19,961)
Acquisition of Winlit	(73)	(699)
Contingent purchase price paid	(3,380)	—
Net cash used in investing activities	(5,181)	(21,520)
Cash flows from financing activities
Increase in notes payable and short term debt, net	99,115
Proceeds from term loan		30,000
Repayment of term loan	(4,950)
Payments for capital lease obligations	(157)	(151)
Proceeds from sale of common stock, net	15,013	675
Proceeds from exercise of stock options	441	227
Repayment of terminated credit facility		(12,457)
Proceeds from new credit facility	—	78,660
Net cash provided by financing activities	109,462	96,954
Effect of exchange rate changes on cash and cash equivalents	—	(50)
Net decrease in cash and cash equivalents	(1,113)	(13,903)
Cash and cash equivalents at beginning of period	7,031	16,574
Cash and cash equivalents at end of period	$5,918	$2,671
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,651	$1,835
Income taxes	2,523	322
Supplemental schedule of non-cash investing and financing activities:
Fair value of shares issued in connection with the Marvin Richards acquisition	$356	$5,019
Debt assumed in connection with the Winlit asset acquisition		6,697
Detail of the Marvin Richards and Winlit acquisitions:
Acquired intangibles		$27,792
Fair value of other assets acquired		30,561
Fair value of total assets acquired		58,353
Liabilities assumed		(32,655)
Common stock issued		(5,019)
Net cash paid for acquisitions		20,679
Cash acquired		19
Cash paid for acquisitions		$20,660

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Discussion

As used in these financial statements, the term ‘‘Company’’ refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and nine month periods ended October 31, 2006 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

Certain amounts in the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2005 have been reclassified to conform to the current period presentation.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of the Company’s Common Stock effected on March 28, 2006.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2006.

Note 2 — Private Placement

On July 13, 2006, the Company completed a private placement of its Common Stock and five-year warrants to purchase its Common Stock. The Company issued 1,500,000 shares of Common Stock at a price of $10.11 per share, resulting in aggregate proceeds to the Company of $15,165,000. The Company also issued warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments. The proceeds were used to repay a portion of the outstanding balance under the Company’s revolving credit line.

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

Note 3 — Stock Based Compensation

Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, ‘‘Share Based Payment’’ (‘‘SFAS 123R’’). The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ As a result, the recognition of stock-based compensation expense in prior periods was generally limited to the expense attributed to restricted stock awards.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after February 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to February 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three and nine months ended October 31, 2005.

	Three Months Ended October 31,	Nine Months Ended October 31,
	2005	2005
	(in thousands, except per share amounts)
Net income – as reported	$14,813	$9,843
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	65	218
Pro forma net income	$14,748	$9,625
Basic income per share – as reported	$1.25	$0.87
Pro forma basic income per share	$1.24	$0.85
Diluted income per share – as reported	$1.15	$0.82
Pro forma diluted income per share	$1.15	$0.80

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, ‘‘Share-Based Payment.’’ The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in fiscal 2006 and 2005, respectively:

	2006	2005
Expected stock price volatility	48.7%	67.5%
Expected lives of options
Directors and officers	7 years	7 years
Employees	6 years	6 years
Risk-free interest rate	3.9%	3.9%
Expected dividend yield	0%	0%

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

The following table summarizes stock option activity for the nine months ended October 31, 2006:

	Shares	Weighted average exercise price
Options outstanding at beginning of year	1,429,348	$3.53
Exercised	(185,655)	$2.37
Granted	321,000	$10.07
Cancelled or forfeited	(122,650)	$9.18
Options outstanding at end of period	1,442,043	$4.67
Exercisable	960,793	$3.22

The weighted average remaining term for stock options outstanding was 4.9 years at October 31, 2006. The aggregate intrinsic value at October 31, 2006 was $15.1 million for stock options outstanding and $11.4 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of October 31, 2006, the reporting date.

In connection with an acquisition in July 2005, the Company granted 225,000 shares of common stock subject to vesting based on the future market price of the common stock through January 31, 2009. In August 2005, 37,500 shares vested and in February 2006, an additional 37,500 shares vested as a result of the market price conditions being met. In November 2006, the remaining 150,000 unvested shares vested as a result of the market price conditions being met. The cost for the restricted stock was measured and reflected as additional goodwill based on the quoted market price on the date the shares vested and the restrictions lapsed.

The following table summarizes unvested restricted stock activity for the nine months ended October 31, 2006:

Unvested as of February 1, 2006	187,500
Granted	—
Vested	37,500
Unvested as of October 31, 2006	150,000	(1)

(1)	These unvested shares vested on November 2, 2006

Proceeds received from the exercise of stock options were approximately $441,000 and $227,000 during the nine months ended October 31, 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $1.4 million and $347,000 for the nine months ended October 31, 2006 and 2005, respectively. A portion of this amount is currently deductible for tax purposes.

Tax benefits were attributed to the stock-based compensation expense. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, ‘‘Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.’’ This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

As of October 31, 2006, approximately $1.2 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2012.

Note 4 — New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements, and will adopt the provisions on February 1, 2007.

Note 5 — Acquisitions of Marvin Richards and Winlit Group

MARVIN RICHARDS

On July 11, 2005, the Company acquired all of the outstanding capital stock of J. Percy for Marvin Richards, Ltd., all of the membership interests of CK Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards. The total consideration paid by the Company in connection with the acquisition of Marvin Richards was $28.1 million, including associated fees and expenses. The purchase price was allocated to Marvin Richard’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $15.0 million being recorded as goodwill. The former principals of Marvin Richards are entitled to receive additional purchase price based on the performance of the Company’s Marvin Richards business through January 31, 2009. Goodwill is increased for any earn-out payments made.

WINLIT

On July 11, 2005, the Company acquired certain operating assets of Winlit Group, Ltd. The total consideration paid by the Company in connection with the acquisition of Winlit was $8.1 million, including associated fees and expenses. The purchase price was allocated to Winlit’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $3.8 million being recorded as goodwill. Winlit is entitled to receive additional purchase price based on the performance of the Company’s Winlit business through January 31, 2009. Goodwill is increased for any earn-out payments made.

The operating results of Marvin Richards and Winlit have been included in the Company’s financial statements since July 11, 2005 and are included in the nine months ended October 31, 2006. The results of operations from the acquired businesses for the comparable nine month period in the prior year do not include the seasonal losses incurred by the acquired companies in the first half of last year prior to the date of acquisition.

Note 6 — Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	October 31,	October 31,	January 31,
	2006	2005	2006
	(in thousands)
Finished goods	$60,179	$47,351	$25,557
Work-in-process	796	682	80
Raw materials	2,362	4,090	4,758
	$63,337	$52,123	$30,395

Note 7 — Income per Common Share

Basic income per share has been computed using the weighted average number of common shares outstanding during each period excluding unvested restricted stock awards that have not met the market condition. Diluted income per share amounts are computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock warrants and restricted stock, outstanding during the period.

Note 8 — Notes Payable

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

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities and limits annual capital expenditures. As of October 31, 2006, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company’s inactive Indonesian subsidiary.

Note 9 — Accrued Expenses

Closed Manufacturing Facility

The unpaid portion of the non-recurring charge associated with our Indonesian manufacturing facility that was closed in December 2002 is included in ‘‘Accrued expenses’’ in the accompanying Consolidated Balance Sheets. The balance in the reserve at October 31, 2006 and January 31, 2006 is $398,000, and represents accrued expenses and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

Income Taxes Payable

The Internal Revenue Service has completed its examination of the Company’s 2004 and 2005 Federal income tax returns. As a result, the Company has reversed approximately $970,000 of tax reserves.

Note 10 — Segments

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:

	THREE MONTHS ENDED OCTOBER 31,
	2006		2005
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$141,604	$103,100	$109,908	$76,713
Cost of goods sold	93,806	78,554	73,972	57,531
Gross profit	47,798	24,546	35,936	19,182
Selling, general and administrative	20,550	10,203	19,637	7,700
Operating income	$27,248	$14,343	$16,299	$11,482

	NINE MONTHS ENDED OCTOBER 31,
	2006		2005
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$197,616	$130,559	$146,149	$108,792
Cost of goods sold	136,940	101,379	103,019	83,140
Gross profit	60,676	29,180	43,130	25,652
Selling, general and administrative	44,060	20,707	33,992	15,048
Operating income	$16,616	$8,473	$9,138	$10,604

Included in finished goods inventory at October 31, 2006 are approximately $41.4 million and $18.8 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at October 31, 2005 are approximately $29.6 million and $17.8 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are ‘‘forward-looking statements’’ as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

The operating results of Marvin Richards and Winlit, which we acquired on July 11, 2005, have been included in our financial statements since the date of acquisition. Marvin Richards and Winlit are in the wholesale outerwear business and are subject to the same seasonality that we are. Our results for the first three quarters of fiscal 2006 and for the full 2006 fiscal year exclude the seasonal losses that were incurred by the acquired companies in the first half of fiscal 2006. Results for fiscal 2007 include the operations of the acquired companies for the entire year, as well as interest expense and amortization expense for the entire year relating to the acquisitions.

These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution. We believe that both transactions complement our existing group of licensed brands, G-III owned labels and private label programs.

We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings. As a result of our acquisition of Marvin Richards, we have licenses for men’s and women’s outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women’s better suits under the Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women’s dresses under the Calvin Klein label. We began shipping the women’s suit line in January 2006 and began shipping the women’s dress line in September 2006. We have had a license agreement with Sean John for men’s outerwear for over five years. In March 2006, we added license agreements to manufacture women’s sportswear and outerwear under Sean John labels. We began shipping Sean John women’s outerwear in October, 2006 and expect to launch the Sean John sportswear line for Fall 2007. We also design and produce a line of urban sportswear for Wal-Mart under their Exsto label, which began shipping during the second quarter of fiscal 2007.

Significant trends that are affecting the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been continued downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value, and by improving our sourcing capabilities. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended October 31, 2006 compared to three months ended October 31, 2005

Net sales for the three months ended October 31, 2006 increased to $244.7 million from $186.6 million in the same period last year. Net sales of licensed apparel increased to $141.6 million from $109.9 million, primarily as a result of an increase of $22.3 million in net sales of Calvin Klein licensed product, including outerwear, suits and dresses. Net sales of non-licensed apparel in the three months increased to $103.1 million from $76.7 million, primarily due to an increase in net sales of new and existing private label programs for both men’s and women’s outerwear.

Gross profit increased to $72.3 million, or 29.6% of net sales, for the three month period ended October 31, 2006, from $55.1 million, or 29.5% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 33.8% in the three month period ended October 31, 2006 compared to 32.7% in the same period last year. Sales of Calvin Klein licensed product, including outerwear, suits and dresses and Kenneth Cole outerwear were the primary reason for the increase in both margin dollars and gross profit as a percentage of sales in our licensed apparel segment. The gross profit percentage in our non-licensed segment was 23.8% in the three month period ended October 31, 2006 compared to 25.0% in the same period last year. The gross profit percentage in our non-licensed apparel segment decreased primarily due to a decrease in commission fee income of $1.7 million. There is no cost of goods sold component associated with these transactions.

Selling, general and administrative expenses increased $3.5 million to $30.8 million in the three month period ended October 31, 2006 from $27.3 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in advertising and promotion ($1.5 million), facility costs ($984,000) and personnel costs ($649,000). Advertising and promotion increased primarily due to national and co-operative advertising required under our license agreements. The amount of advertising required is generally based on a percentage of net sales of licensed product. Facility costs increased primarily as a result of the use of third party warehouses to accommodate the increased shipping volume. Personnel costs increased primarily due to staffing of our new initiatives, including Calvin Klein women’s suits and dresses, Sean John women’s sportswear and Exsto men’s sportswear for Wal*Mart.

Interest and finance charges, net for the three-month period ended October 31, 2006 were $2.7 million compared to $2.2 million for the comparable period last year. Interest expense increased due to a 170 basis point increase in our average interest rate offset, in part, by slightly lower average borrowings for the quarter.

Income tax expense for the three months ended October 31, 2006 was $15.7 million compared to $10.7 million in the comparable period last year. The effective rate for the current period was 40.3% compared to 42.0% for the comparable prior period. The effective tax rate in the current period was lower because income tax expense in the current period includes the reversal of tax reserves of approximately $970,000 as a result of the completion of a Federal income tax audit.

Nine months ended October 31, 2006 compared to nine months ended October 31, 2005

Net sales for the nine months ended October 31, 2006 increased to $328.2 million from $254.9 million in the same period last year. Net sales of licensed apparel increased to $197.6 million from $146.1 million, primarily as a result of an increase of $36.3 million in net sales of Calvin Klein licensed product, including outerwear, suits and dresses. Net sales of non-licensed apparel increased to $130.6 million from $108.8 million, primarily due to an increase in new and existing private label programs for both men’s and women’s outerwear.

Gross profit increased to $89.9 million, or 27.4% of net sales, for the nine month period ended October 31, 2006, from $68.8 million, or 27.0% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 30.7% in the nine month period ended October 31, 2006 compared to 29.5% in the same period last year. Sales of Calvin Klein licensed product, including outerwear, suits and dresses and Kenneth Cole outerwear were the primary reason for the an increase in both margin dollars and gross profit as a percentage of sales in our licensed apparel segment. The gross profit percentage in our non-licensed segment was 22.4% in the nine month period ended October 31, 2006 compared to 23.6% in the same period last year. The gross profit percentage in our non-licensed apparel segment decreased primarily due to a decrease in commission fee income of $2.0 million. There is no cost of goods sold component associated with these transactions.

Selling, general and administrative expenses increased $15.8 million to $64.8 million in the nine month period ended October 31, 2006 from $49.0 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($6.2 million), advertising and promotion ($2.8 million), facility costs ($2.6 million) and depreciation and amortization ($1.2 million). Personnel and facility costs increased primarily due to costs related to the businesses we acquired in July 2005, as well as due to increases in personnel costs with respect to the staffing of our new initiatives, including Calvin Klein women’s suits and dresses, Sean John women’s sportswear and Exsto. Facility costs also increased as a result of the use of third party warehouses to accommodate the increased shipping volume and additional space leased in our Secaucus warehouse facility that was added in August 2005. Advertising and promotion increased primarily due to national and co-operative advertising required under our license agreements. The amount of advertising required is generally based on a percentage of net sales of licensed product. Depreciation and amortization expense increased as a result of the amortization of the identifiable intangibles we acquired in July 2005.

Interest and finance charges, net for the nine month period ended October 31, 2006 were $4.6 million compared to $2.8 million for the comparable period last year. Interest expense increased primarily as a result of debt incurred in connection with the acquisitions and, to a lesser extent, due to an increase in interest rates.

Income tax expense for the nine months ended October 31, 2006 was $7.8 million compared to $7.1 million in the comparable period last year. The effective rate for the current period was 38.2%

compared to 42.0% for the comparable prior period. The effective tax rate in the current period was lower because income tax expense in the current period includes the reversal of tax reserves of approximately $970,000 as a result of the completion of a Federal income tax audit.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements during the course of a year are borrowings under this credit facility and cash generated from operations. At October 31, 2006, we had cash and cash equivalents of $5.9 million and outstanding borrowings of $123.3 million compared to cash and cash equivalents of $2.7 million and outstanding borrowings of $119.5 million at October 31, 2005.

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

We also entered into a registration rights agreement with the investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the shares, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of our common stock sold to the investors by Mr. Aron Goldfarb, the Company’s founder and father of our Chief Executive Officer, on July 13, 2006. We filed the registration statement within the required time period and the registration statement has been declared effective by the SEC.

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

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2006, direct borrowings were $99.1 million and our contingent liability under open letters of credit was approximately $16.4 million compared to direct borrowings of $88.7 million and contingent liability under open letters of credit of $7.8 million as of October 31, 2005.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000. Payment of quarterly installments began on December 31, 2005, with the remaining balance of $11,850,000 due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. We expect that we will be required to make a mandatory prepayment of a portion of the term loan with respect to the fiscal year ending January 31, 2007. The term loan bears interest, at our option, at prime plus 1% (9.25% at November 1, 2006) or LIBOR plus 3.25% (8.62% at November 1, 2006). The balance due on the term loan at October 31, 2006 was $23.4 million.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount for stock redemptions based on the proceeds of sales of equity securities. As of October 31, 2006, we were in compliance with these covenants. The financing agreement is collateralized by all of our assets.

Subsidiary Loan

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of October 31, 2006 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We used $105.4 million of cash in operating activities during the nine months ended October 31, 2006, primarily as a result of increases of $130.2 million in accounts receivable and $32.9 million in inventory, offset, in part, by an increase in accounts payable and accrued expenses of $35.1 million and our net income of $12.7 million. The increases in these operating cash flow items are consistent with our seasonal pattern. The increase in accounts receivable for the nine months is a result of a majority of our sales occurring during our significant fall shipping season. The increase in inventory is a result of anticipated fourth quarter orders to be shipped which include the latter part of our fall shipping season. It also includes inventory for our less seasonal sportswear businesses. The increase in accounts payable and accrued expenses is primarily attributable to the increased purchasing activity for the fall season.

Cash from Investing Activities

We used $5.2 million of cash in investing activities in the nine months ended October 31, 2006. We paid $3.4 million to the sellers of the acquired companies as contingent purchase price based on attaining performance goals as defined in the respective purchase agreements. The sellers are entitled to earn-out payments through the year ending January 31, 2009. We incurred capital expenditures of $1.9 million in the nine months ended October 31, 2006 for the renovation of our new warehouse space in South Brunswick, New Jersey and the renovation of showroom space.

Cash from Financing Activities

Cash from financing activities provided $109.5 million in the nine months ended October 31, 2006 primarily from net proceeds of $15.0 million from our private placement and net borrowings of $99.1 million under our credit facility. Borrowings under the credit line were used to finance our accounts receivable and inventory during the fall shipping season and for other working capital purposes. During the nine months ended October 31, 2006, we repaid $4.9 million of our term loan which represents three quarterly installment payments. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. We expect that we will be required to make a mandatory prepayment of a portion of the term loan with respect to the fiscal year ending January 31, 2007. This mandatory payment would be payable on May 1, 2007.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2006 are those that depend most heavily on these judgments and estimates. As of October 31, 2006, there have been no material changes to our critical accounting policies.

Effects of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the requirements and impact of FIN 48 on our consolidated financial statements, and will adopt the provisions on February 1, 2007.

We adopted SFAS 123R on February 1, 2006 using the modified prospective method. Under this method, we are required to recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of February 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Under SFAS 123R, we are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the statement of operations over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2006.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: December 14, 2006	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer
Date: December 14, 2006	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer