Form 10-K
period 2007-01-31
G III APPAREL GROUP LTD /DE/
filed 2007-04-27
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of July 31, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Market) was approximately $66,910,074.

The number of outstanding shares of the registrant’s Common Stock as of March 31, 2007 was 16,047,845.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 7, 2007, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.    BUSINESS.

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2007 is referred to as ‘‘fiscal 2007’’. Our Internet address is ‘‘www.g-iii.com’’.

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a three-for-two stock split of our Common Stock in March 2006.

Overview

G-III designs, manufactures and markets an extensive range of outerwear and sportswear, including coats, jackets and pants, as well as women’s suits and dresses. We sell our products under licensed brands, our own proprietary brands and private retail labels. We provide high quality apparel under recognized brands to retailers such as Macy’s, Nordstrom and Saks. We distribute our products through a diverse mix and a large number of retailers at a variety of price points.

Licensed brands have been an important part of our strategy for over 10 years. We currently have licenses to produce branded fashion apparel, including, among others, under the Calvin Klein, Sean John, Kenneth Cole, Cole Haan, Guess?, Jones New York, Nine West, Ellen Tracy, IZOD, House of Deréon and Tommy Hilfiger labels. We also have licenses to produce branded sports apparel containing trademarks of the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Louisville Slugger, World Poker Tour and over 100 U.S. colleges and universities.

We work with leading retailers, such as Federated, Wal-Mart, JC Penney and Kohl’s, in developing product lines to be sold under their own proprietary private labels. In March 2006, we announced that we had expanded our relationship with Wal-Mart to design and produce a new young men’s and boy’s branded urban sportswear line under its Exsto label. We began shipping Exsto product during July 2006 and are shipping to over 500 Wal-Mart locations. We also produce apparel under our own proprietary brands, including Marvin Richards, G-III, Black Rivet, Siena Studio, Colebrook, G-III by Carl Banks, Winlit, NY 10018 and La Nouvelle Renaissance.

In July 2005, we acquired the business of Marvin Richards and the operating assets of Winlit Group, Ltd. As a result of the Marvin Richards acquisition, we added licenses for men’s and women’s outerwear under the Calvin Klein brand name, as well as Marvin Richards’ own proprietary labels. As a result of acquiring Winlit’s assets, we added licenses for men’s and women’s outerwear under the Guess? brand, men’s leather outerwear under the Tommy Hilfiger brand and women’s outerwear under the Ellen Tracy brand. We also acquired Winlit’s own proprietary labels. In addition, we added significant management, merchandising, manufacturing and design expertise as a result of these acquisitions.

As an immediate benefit of our acquisition of Marvin Richards, we expanded our relationship with Calvin Klein by entering into license agreements in September 2005 to manufacture and distribute women’s better suits, and in April 2006 to manufacture and distribute women’s dresses, under the Calvin Klein label.

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

Competitive Strengths

Our broad portfolio of high-profile brands combined with our extensive distribution relationships positions us for growth. We intend to capitalize on the following competitive strengths in order to achieve our goal of creating an all-season diversified apparel company:

Broad portfolio of recognized brands.    Over the past 10 years, we have built a broad and deep portfolio of over 25 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed apparel. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands. Our experience in developing our licensed brands and our own proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers, including Federated, Wal-Mart, JC Penney and Kohl’s, to select us as a designer and manufacturer for their private label programs. We currently market apparel under the following licensed and proprietary brand names:

Women’s	Men’s	Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Kenneth Cole NY	Kenneth Cole NY	National Basketball Association
Reaction Kenneth Cole	Reaction Kenneth Cole	National Hockey League
Sean John	Sean John	Collegiate Licensing Company
Cole Haan	Cole Haan	Louisville Slugger
Guess	Guess	World Poker Tour
Guess?	Guess?
House of Deréon	IZOD
Jones New York	Tommy Hilfiger
Jones NY Collection
Nine West
Ellen Tracy
Company Ellen Tracy
IZOD
Proprietary Brands
G-III	G-III	G-III Sports by Carl Banks
Black Rivet	Black Rivet
Marvin Richards	Colebrook
Winlit	Winlit
Colebrook
NY 10018
La Nouvelle Renaissance
LNR
Siena Studio

Diversified distribution base.    We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,400 customers, including leading department and specialty stores such as Macy’s, Nordstrom and Saks, mid-tier and mass merchants such as Wal-Mart, JC Penney, Target and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. In addition, we believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations.

Superior design, sourcing and quality control.    Our in-house design and merchandising team of over 100 professionals designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a 25-person quality control team and a 33-person sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control.

Leadership position in the outerwear wholesale business.    As one of the largest outerwear wholesalers, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our knowledge of the outerwear business and our industry-wide reputation provide us with an advantage when we are competing for outerwear licenses and private label business. We are known for our leather manufacturing expertise, a skill that has given us another competitive advantage in the outerwear market. Our expertise and reputation in designing, manufacturing and marketing outerwear have enabled us to build strong customer relationships and to expand into women’s suits, dresses and other product categories.

Experienced management team.    Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer and son of our founder, has been with us for 35 years, Jeanette Nostra, our President, has been with us for 25 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for eight years. In 2005, we added significant management, merchandising, manufacturing and design expertise as a result of our acquisition of the Marvin Richards and Winlit businesses. The principals of those businesses, Sammy Aaron and David Winn, each have more than 25 years’ experience in the apparel industry. The experience, expertise and depth of our management team have enabled us to implement new initiatives in new product categories with existing licensees, such as Calvin Klein and Sean John, and private label customers, such as Wal-Mart.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute new initiatives.    We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependency on our third fiscal quarter for the majority of our net sales and substantially all of our net income. We have initiated the following product diversification efforts, each of which we believe has significant revenue potential:

•	We expanded our relationship with Calvin Klein, one of the most recognized fashion brands in the United States, in September 2005 to include a license for women’s suits. We began to ship this line to department and specialty stores in January 2006 and had product in over 400 doors by fall 2006.

•	In March 2006, we announced that we would be designing and producing for Wal-Mart a new urban young men’s and boy’s branded sportswear line, under its Exsto label. We began shipping Exsto product during July 2006 and were shipping to over 500 Wal-Mart locations by fall 2006.

•	We further expanded our relationship with Calvin Klein in April 2006 to include a license for women’s dresses and began shipping this line to department and specialty stores in October 2006.

•	We expanded our relationship with Sean John to include a license for women’s sportswear. We expect to launch this line in department stores and urban specialty stores for fall 2007.

Continue to grow our outerwear business.    We have been a leader in the outerwear business for many years and believe there is significant growth potential for us in this category. Specifically, our Calvin Klein men’s and women’s outerwear businesses is expected to benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. In May 2006, we added a license for Sean John women’s outerwear to our existing license for their men’s outerwear.

Extend our new product categories to additional brands.    We have been able to leverage our expertise and experience in the outerwear business to expand our licenses to new product categories such as women’s suits, dresses and sportswear. We will attempt to expand our distribution of products in these categories under other licensed brands, private label brands and our own brands. Specifically, we expect to seek additional licenses to produce dresses and private label programs to produce women’s suits.

Seek attractive acquisitions.    We plan to continue to pursue acquisitions of complementary product lines and businesses, which could include wholesale and retail opportunities. In July 2005, we acquired two businesses, Marvin Richards and Winlit, both of which added name-brand licenses, including Calvin Klein, Guess?, Tommy Hilfiger and Ellen Tracy, to our expanding brand portfolio. In addition, each of these companies has recognized proprietary labels and significant private label programs. These acquisitions have increased our portfolio of licensed brands, added additional retail customers and allowed us to realize economies of scale. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, sportswear and women’s suits and dresses. We sell products under licensed brands, our own brands and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Our women’s licensed apparel includes products that sell at retail prices generally ranging from $100 for sportswear items to $800 for outerwear, with some of this product selling for up to $2,800. Our men’s licensed apparel consists of garments that generally sell at retail prices ranging from $50 for sportswear items to $500 for outerwear, with some of this product selling for up to $2,000.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Black Rivet, Colebrook, Marvin Richards, Winlit and NY 10018 lines of women’s apparel consist of moderately priced women’s outerwear and sportswear that typically sell at retail prices from $40 for sportswear items to $250 for outerwear. Products in our men’s outerwear lines, primarily consisting of leather outerwear, sold under the G-III, Colebrook and Winlit labels, typically have retail prices between $40 and $400. Siena Studio, LNR and La Nouvelle Renaissance, our bridge-priced lines of women’s leather and textile apparel, primarily consist of jackets, skirts and related sportswear separates with retail prices from $100 for skirts to $700 for outerwear.

We also work with retail chains, such as Federated, Wal-Mart, Sam’s Club, JC Penney and Kohl’s, in developing product lines sold under their own proprietary private labels. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We work closely with our licensors to create designs and styles for each of our licensed brands. Licensors generally must approve products to be sold under their brand names prior to production. We respond to style changes in the apparel industry by maintaining a continuous program of style, color, leather and fabric selection. In designing new products and styles, we attempt to incorporate current trends and consumer preferences. We seek to design products in response to trends in consumer preferences, rather than attempt to create new market trends and styles.

Our design personnel meet regularly with our sales and merchandising department, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. Our designers present sample items along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

Licensing

The following table sets forth for each of our principal licenses the date on which the current term ends and the date on which any potential renewal term ends:

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2010	December 31, 2015
Calvin Klein (Women’s outerwear)	December 31, 2008	December 31, 2013
Calvin Klein (Women’s dresses)	December 31, 2011	December 31, 2016
Calvin Klein (Women’s suits)	December 31, 2011	None
Cole Haan (Men’s and Women’s outerwear)	January 31, 2010	January 31, 2012
Ellen Tracy/Company Ellen Tracy (Women’s outerwear)	December 31, 2007	December 31, 2010
Guess/Guess? (Men’s and Women’s outerwear)	December 31, 2009	None
IZOD (Men’s and Women’s outerwear)	December 31, 2007	December 31, 2012
Jones New York/Jones NY Collection (Women’s outerwear)	January 31, 2009	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and Women’s outerwear)	December 31, 2008	December 31, 2012
Nine West (Women’s outerwear)	January 31, 2008	None
Sean John (Men’s outerwear)	January 31, 2010	None
Sean John (Women’s outerwear and sportswear)	December 31, 2009	December 31, 2022
Tommy Hilfiger (Men’s outerwear)	March 31, 2009	None
Sports Licenses
Collegiate Licensing Company	March 31, 2010	None
Major League Baseball	December 31, 2007	None
National Basketball Association	September 30, 2007	None
National Football League	March 31, 2010	None

Under our licensing agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a garment prior to production. If we do not satisfy any of these requirements or otherwise fail to meet our obligations under a license agreement, a licensor usually will have the right to terminate our license.

Our ability to renew the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. Other criteria may also impact our ability to renew a license. As a result, we cannot be sure that we will be able to renew a license agreement when it expires if we desire to do so. We believe that brand owners are looking to consolidate the number of licensees they engage to develop product and to choose licensees who have a successful track record of developing brands. We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under nationally recognized labels and broaden the markets that we serve.

Revenues from the sale of licensed products accounted for 63.0% of our net sales during fiscal 2007 compared to 60.8% of our net sales in fiscal 2006 and 63.6% of our net sales in fiscal 2005.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in South Korea, the Ukraine, Eastern Europe, the Dominican Republic, Macau, Sri Lanka and Vietnam. A small portion of our garments is manufactured in the United States.

In fiscal 2006, we completed the transition from a branch office in Korea to two representative offices in Qingdao and Hangzhou, China. As a result, we closed our branch office in Korea that had acted as a liaison between us and manufacturers in the Far East. Because a majority of our production is being sourced in China, we believe it is more efficient to provide the liaison functions in closer proximity to where the manufacturing occurs. Our China offices will perform all the functions that had previously been performed in Korea. At January 31, 2007, we had 32 employees in our Qingdao office and 39 employees in our Hangzhou office.

G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. Liaison office personnel negotiate and place orders with one or more manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. The Hong Kong office also supports third party production of products on a commission-fee basis that we arrange as agent directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2007, the Hong Kong office employed five persons.

In connection with the foreign manufacture of our apparel, manufacturers purchase leather, wool and other fabrics under our direction. In addition, they purchase necessary ‘‘submaterials’’ (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of garments, samples of raw materials or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished apparel at the factory site.

The manufacture of the substantial majority of our apparel is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All submaterials are also added at this time. We inspect products throughout this process to insure that the design and quality specifications of the order are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the garment is labeled and ready for shipment. A final random inspection by us occurs when the garments are packed for shipment.

We generally arrange for the production of apparel on a purchase order basis with completed garments manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

As is customary in the apparel industry, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our apparel production requirements for the foreseeable future. We believe that alternative foreign apparel manufacturers are readily available.

A majority of all finished goods manufactured for us is shipped to our New Jersey warehouse and distribution facilities or to designated third party facilities for final inspection and allocation, as well as reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.

Quotas and Customs

Until January 1, 2005, our textile apparel was subject to quota restrictions. Quotas represent the right to export amounts of certain categories of merchandise into a country. On January 1, 2005, pursuant to the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated for World Trade Organization, or WTO, members, including the United States. China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products if it is determined that imports from China have surged and are threatening to create a market disruption for these categories of products. In May 2005, the United States imposed unilateral safeguard quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2008. These limitations apply to a limited number of products imported by us from China. We do not, however, expect these limitations to have a negative impact on our ability to manufacture and import women’s suits, dresses and sportswear.

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

Raw Materials

We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our apparel, such as leather, wool and cotton, which are available from numerous sources. The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs for leather products are impacted by changes in meat consumption worldwide, as well as by the popularity of leather products.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,400 customers, ranging from national and regional chains to small specialty stores.

Sales to Federated Department Stores accounted for an aggregate of 19.0% of our net sales in fiscal 2006 and 18.5% of our net sales in fiscal 2007. Federated completed the acquisition of May Department Store Company in August 2005. Sales to Federated in fiscal 2006 include sales to the Macy’s, Lord & Taylor and Marshall Fields retail chains that were part of the combined Federated and May. Sales to Federated in fiscal 2007 do not include sales to Lord & Taylor, which was sold by Federated during that period. Sales to department store divisions of Federated and May accounted for an aggregate of 11.3% of our net sales in fiscal 2005.

Sales to the Sam’s Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 15.0% of our net sales in fiscal 2005, 13.2% of our net sales in fiscal 2006 and 11.9% of our net sales in fiscal 2007. The loss of either Federated or Wal-Mart, or a significant reduction in purchases by either customer, could have a material adverse effect on our results of operations. Sales to our 10 largest customers accounted for 61.0% of our net sales in fiscal 2007 compared to 60.7% of our net sales in fiscal 2006.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for less than 1% of our net sales in fiscal 2007.

G-III’s products are sold primarily through a direct sales force that consisted of 51 employees as of January 31, 2007. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

Brand name products sold by us pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor. Our license agreements generally require us to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs. We may also be required to spend a specified percentage of net sales of a licensed product on advertising placed by us.

We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative advertising programs with retailers. We believe we have developed brand awareness of our own labels primarily through our reputation, consumer acceptance and the fashion press.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 81% of our net sales in fiscal 2007, 82% of our net sales in fiscal 2006 and 74% of our net sales in fiscal 2005. The percentage of our net sales increased during this period compared to fiscal 2005 because of the two acquisitions we made in July 2005. The July through November time frame is expected to continue to represent a disproportionate amount of our net sales and net income.

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

Trademarks

Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), G-III Sports By Carl Banks & Design, J.L. Colebrook, JLC, Colebrook & Co., American Classics By Colebrook, Black Rivet, Black Rivet & Design [lower diamond], Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], ColeB Co. (& Design), Siena, Siena Studio, Sports 58 (& Design) and Studio 512. We have applications for several additional marks pending before the U.S. Patent and Trademark Office, including the trademarks we acquired from Marvin Richards.

We acquired trademarks registrations previously owned by Winlit Group, Ltd., including WINLIT, WINLIT (Stylized), LNR, LNR (Stylized), La Nouvelle Renaissance and NY 10018 upon our acquisition of specified assets of Winlit. We have a pending U.S. application for La Nouvelle Renaissance. We also acquired the J. Percy Sport, Marvin Richards and J. Percy For Marvin Richards United Kingdom trademark registrations upon our acquisition of Marvin Richards.

We have been granted trademark registration for G-III in Canada, the European Union, France and Mexico, for J.L. Colebrook in Canada, France, Great Britain, Mexico and the European Union, for J.L.C. (& Design) and JLC (& Design) in Canada, and for BR (& Design) in the European Union and Russia. We also have applications for several additional marks in Canada.

Although we regard our trademarks as valuable assets and intend to vigorously enforce our trademark rights, we do not believe that any failure to obtain federal trademark registrations for which we have applied would have a material adverse effect on us.

Employees

As of January 31, 2007, we had 510 full-time employees, of whom 82 worked in executive or administrative capacities, 213 worked in design, merchandising and sourcing, 164 worked in warehouse and distribution facilities, and 51 worked in sales. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

We are a party to an agreement with the Amalgamated Clothing and Textile Workers Union, covering approximately 103 of our full-time employees as of January 31, 2007. This agreement, which is currently in effect through October 31, 2007, automatically renews on an annual basis thereafter unless terminated by us or the union prior to September 1 of that year.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	56	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	47	Vice Chairman, President – Marvin Richards Division, Director
Jeanette Nostra	55	President
Wayne S. Miller	49	Chief Operating Officer and Secretary
Neal S. Nackman	47	Chief Financial Officer and Treasurer
Deborah Gaertner	52	Vice President – Women’s Sales Division of G-III Leather Fashions

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

Wayne S. Miller has been our Chief Operating Officer since December 2003 and our Secretary since November 1998. He also served as our Chief Financial Officer from April 1998 until September 2005 and as our Treasurer from November 1998 until April 2006.

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

ITEM 1A.    RISK FACTORS.

We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Operations

The failure to maintain our licensing agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2007, revenues from the sale of licensed product accounted for 63.0% of our net sales compared to 60.8% of our net sales in fiscal 2006 and 63.6% of our net sales in fiscal 2005.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a garment prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a licensing agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to ‘‘reposition’’ its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. For example, we have five different license agreements relating to a variety of products sold under the Calvin Klein and IZOD brands owned by Phillips-Van Heusen Corporation. Any change by Phillips-Van Heusen in the marketing of its branded products or in our relationship with Phillips Van-Heusen could have an adverse affect on our results of operations. In addition, as products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

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

An important part of our strategy is to expand the types of products we offer. For example, we have added licenses for new lines of women’s suits, sportswear and dresses. We have limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures.

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

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

Our 10 largest customers accounted for approximately 61.0% of our net sales in fiscal 2007 compared to 60.7% of our net sales in fiscal 2006, with our two largest customers accounting for 18.5% and 11.9% of our net sales in fiscal 2007. Consolidation in the retail industry, such as the combination of the Federated and May department store chains, has increased the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations.

If we miscalculate the market for our products, we may end up with significant excess inventories for some products and missed opportunities for others.

We often produce garments to hold in inventory in order to meet our customers’ delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our results of operations.

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

We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices employed by factories that manufacture product for us. Any failure by these manufacturers to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States, and the potential negative publicity relating to any of these events, could result in a violation by us of our license agreements and harm us and our reputation.

We are subject to the risks of doing business abroad.

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas factories. Because our products are produced abroad, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. This could materially adversely affect our financial condition and results of operations. There have been threats of anti-dumping cases with respect to apparel sourced from several countries, including Vietnam and China. Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our purchase prices for our products could increase. We may not be able to offset an increase in product costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of the leather, wool and other materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. The supply and price of leather are vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, in the past, the outbreak of mad-cow and foot-and-mouth disease in Europe, and its aftereffects, adversely affected the supply of leather. Any recurrence of these diseases could adversely affect us. The prices for wool and other fabrics used in our products depend largely on the market prices for the raw materials used to produce them, such as raw wool or cotton. We may not be able to pass on all or any portion of higher material prices to our customers.

If we lose the services of our key personnel, our business will be harmed.

Our future success depends on Morris Goldfarb, our Chairman and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals could also adversely affect us.

We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.

Part of our growth strategy is to pursue acquisitions. For example, in July 2005, we acquired Marvin Richards and the operating assets of Winlit. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition.

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

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit and related term loan entered into in July 2005. Our need for working capital and the amount of our debt increased as a result of our two acquisitions in July 2005. In December 2005, we began to make quarterly payments under our term loan of $1,650,000. A final balloon payment under the term loan is due in July 2008 less an estimated prepayment of $2.0 million for fiscal 2007 based on our excess cash flow as determined under our term loan agreement. The amount of the balloon payment would be approximately $9.8 million, if no prepayment is required with respect to fiscal 2008. Our growth is dependent on our ability to extend and increase the line of credit and may be dependent on our ability to refinance the term loan if we do not generate sufficient cash to make the payments due under the term loan. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all.

We are dependent on sales during the July through November period each year for the substantial majority of our net sales and net income, and our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. As a result, we are dependent on our sales from July through November each year for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 81% of our net sales in fiscal 2007, 82% of our net sales in fiscal 2006 and 74% of our net sales in fiscal 2005. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell, unusually warm weather conditions during the peak fall and winter outerwear selling season could have a material adverse effect on our results of operations. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales and net income for the foreseeable future.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, such as the purchase of May Department Store Company by Federated Department Stores, Inc., could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms. If purchasing decisions become more centralized, the risks from consolidation increase. Customers may also concentrate purchases among a narrowing group of vendors. This could adversely affect our business.

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

Fuel prices have increased significantly during the past two years, including as a result of Hurricane Katrina and tensions in the Middle East. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices could cause our operating expenses to increase, especially with respect to freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

The quota system established by the World Trade Organization was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2008. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

Other Risks Relating to Ownership of Our Common Stock

Two persons may be in a position to control matters requiring a stockholder vote.

As of April 13, 2007, Morris Goldfarb, our Chairman and Chief Executive Officer, and his father, Aron Goldfarb, our founder and former director, beneficially own an aggregate of approximately 23.3% of our common stock. As a result, if they vote together, they may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2005 and April 24, 2007, the market price of our common stock has ranged from a low of $4.35 to a high of $26.74 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

Our actual financial results might vary from our publicly disclosed financial forecasts.

From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors which are beyond our control and which might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this ‘‘Risk Factors’’ section and elsewhere in this prospectus and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, the price of our common stock may decline.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

We will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the end of our fiscal year ending January 31, 2008. We have begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Securities and Exchange Act of 1934, as amended, and the rules of the Nasdaq Global Market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.4 million. We also lease approximately 4,000 square feet at a current annual rent of $100,000 in an adjoining building at 500 Seventh Avenue for additional design staff.

We assumed leases for an additional 28,000 square feet of office and showroom space at 512 Seventh Avenue in connection with our acquisition of Marvin Richards. The current aggregate annual rent for this space is $520,000. One of these leases expires in January 2008 and the other expires in December 2013.

We assumed a lease in New York City for approximately 20,000 square feet of office and showroom space at 463 Seventh Avenue in connection with the Winlit transaction. The current annual rent is approximately $440,000 and the lease expires in December 2011.

In February 2005, we extended the lease on our warehouse and distribution facility, located in Secaucus, New Jersey, through February 2011. As part of the new lease, we leased an additional 95,000 square feet of adjacent space that we have utilized since October 1, 2005, giving us total space at the facility of approximately 205,000 square feet. Annual rent for the entire premises is approximately $1.2 million. We obtained the additional space to reduce our reliance on third party warehouses and accommodate the additional volume we anticipate being generated from our newly signed licenses. In fiscal 2007, we spent approximately $943,000 to renovate the new and existing warehouse space.

In June 2006, we entered into a seven-year lease for an additional distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which will be used by us for product distribution. Annual rent for this facility is approximately $1.2 million. As a result of adding this new facility, we did not renew our lease for our distribution center in Edison, New Jersey, which expired in January 2007 and covered approximately 89,000 square feet of space. The additional space is expected to allow us to meet some of our anticipated increased shipping volume. We estimate that the renovation of this new facility will cost us up to $1.5 million. Through January 31, 2007, we incurred approximately $1.1 million of renovation expenses. This facility is expected to be fully operational by May 2007. A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

We also leased office space at 345 West 37th Street in New York City for administrative personnel from a corporation owned by Morris Goldfarb and Aron Goldfarb. Aggregate payments under this lease in fiscal 2007 were $240,000. In March 2007, we entered into an agreement to terminate the lease agreement with respect to our office space at 345 West 37th Street effective May 31, 2007. Our administrative personnel located at 345 West 37th Street will move into other office space currently leased by us.

ITEM 3.    LEGAL PROCEEDINGS.

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock

Our Common Stock is quoted on the Nasdaq Global Market under the trading symbol ‘‘GIII’’. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq National Market until June 30, 2006, and the Nasdaq Global Market after that date. All share prices have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

	High Prices	Low Prices
Fiscal 2006
Fiscal Quarter ending April 30, 2005	$5.91	$4.49
Fiscal Quarter ended July 31, 2005	$7.84	$4.35
Fiscal Quarter ended October 31, 2005	$7.93	$6.23
Fiscal Quarter ended January 31, 2006	$9.89	$6.33
Fiscal 2007
Fiscal Quarter ending April 30, 2006	$12.82	$8.80
Fiscal Quarter ended July 31, 2006	$11.25	$7.91
Fiscal Quarter ended October 31, 2006	$15.50	$9.03
Fiscal Quarter ended January 31, 2007	$22.95	$13.79
Fiscal 2008
Fiscal Quarter ending April 30, 2007 (through April 24, 2007)	$26.74	$17.17

The last sales price of our Common Stock as reported by the Nasdaq Global Market on April 24, 2007 was $18.15 per share.

On April 24, 2007, there were 49 holders of record and, we believe, approximately 2,600 beneficial owners of our Common Stock.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the continued growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ in Item 7 below and Note E to our Consolidated Financial Statements.

Performance Graph

The following Performance Graph and related information shall not be deemed to be ‘‘filed’’ with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2002 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2002 – January 31, 2007)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2003, 2004, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements. Our audited consolidated financial statements as of January 31, 2003, 2004 and 2005 and for the years ended January 31, 2003 and 2004 are not included in this filing. The selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts in the Income Statement Data for fiscal years 2003 through 2005 have been reclassified to conform to the current year presentation.

Our results of operations for the year ended January 31, 2006 include the results of our Marvin Richards and Winlit divisions from July 11, 2005, the date we acquired the stock of Marvin Richards and certain assets from Winlit. Our results for fiscal 2006 exclude the seasonal losses that were incurred by the acquired companies in the first half of fiscal 2006. Results for fiscal 2007 include the operations of the acquired companies for the entire period, as well as interest expense and depreciation and amortization expense relating to the acquisitions for the entire period.

All share and per share information in the table below have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

(in thousands, except per share data)

	Year Ended January 31,
	2003	2004	2005	2006	2007
Consolidated Income Statement Data:
Net sales	$203,301	$225,061	$214,278	$324,072	$427,017
Cost of goods sold	153,367	162,229	161,534	239,226	311,470
Gross profit	49,934	62,832	52,744	84,846	115,547
Selling, general & administrative expenses	40,841	46,784	47,452	64,763	83,258
Depreciation and amortization	1,360	1,255	1,344	3,125	4,431
Non-recurring charge	3,556		882
Operating profit	4,177	14,793	3,066	16,958	27,858
Interest and financing charges, net	1,907	1,179	1,086	4,349	6,362
Income before income taxes	2,270	13,614	1,980	12,609	21,496
Income taxes	1,888	5,238	1,277	5,517	8,307
Net income	$382	$8,376	$703	$7,092	$13,189
Basic earnings per share	$0.04	$0.81	$0.07	$0.62	$1.00
Weighted average shares outstanding – basic	10,147	10,368	10,773	11,509	13,199
Diluted earnings per share	$0.03	$0.76	$0.06	$0.58	$0.94
Weighted average shares outstanding – diluted	11,020	11,022	11,292	12,236	13,982

	As of January 31,
	2003	2004	2005	2006	2007
Consolidated Balance Sheet Data:
Working capital	$47,260	$57,388	$59,868	$61,197	$81,858
Total assets	70,956	80,696	80,595	138,317	173,530
Short-term debt	885	852	972	7,578	11,130
Long-term debt, excluding current portion	88	0	510	21,750	13,143
Total stockholders’ equity	55,748	65,272	66,930	82,011	115,642

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2007 is referred to as ‘‘fiscal 2007’’.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear, including coats, jackets, pants, skirts, suits, dresses and other sportswear items under licensed labels, our own proprietary labels and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. The concentration of sales to our largest customers has increased over the past few years. Sales to our ten largest customers were 60.7% of our net sales in fiscal 2006 and 61.0% of our net sales in fiscal 2007.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, particularly in light of the impact of the elimination of quota for apparel products, and continue to diversify our product portfolio and the markets we serve.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we added several new fashion and sports apparel licenses over the past few years. We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wider array of products and at a variety of price points. The sale of licensed product accounted for 63.0% of our net sales in fiscal 2007 compared to 60.8% of our net sales in fiscal 2006 and 63.6% of our net sales in fiscal 2005.

On July 11, 2005, we acquired the business of Marvin Richards. Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. As a result of this acquisition, we have licenses under the Calvin Klein and ck Calvin Klein brand names. Marvin Richards also conducts a variety of private label programs.

On July 11, 2005, we also acquired specified operating assets of Winlit Group, Ltd. Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit’s assets, we have licenses for men’s and women’s outerwear under the Guess? brand, leather outerwear under the Tommy Hilfiger brand, and ladies outerwear under the Ellen Tracy brand. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

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

These acquisitions are consistent with our strategy to increase the portfolio of brands that we offer through different tiers of retail distribution, for a wider array of products and at a variety of price points. Both transactions have complemented our existing group of licensed brands, G-III owned labels and private label programs.

We continue to believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings. As a result of our acquisition of Marvin Richards, we have licenses for men’s and women’s outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women’s better suits under the Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women’s dresses under the Calvin Klein label. We began shipping the women’s suit line in January 2006.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, goodwill and intangible assets and stock-based compensation. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

We allocated the purchase price of the companies we acquired in fiscal 2006 to the tangible and intangible assets acquired and liabilities assumed, based on their estimate fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. The amount allocated to goodwill was increased with respect to each of fiscal 2006 and fiscal 2007 as a result of additional payments made based on the performance of these companies.

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

Stock-based Compensation

Effective February 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, ‘‘Share Based Payment’’ (‘‘SFAS 123R’’). We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in our results of operations if the exercise price was at least equal to the market value of our common stock on the grant date. As a result, the recognition of stock-based compensation expense in prior periods was generally limited to the expense attributed to restricted stock awards.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. We recognized approximately $425,000 of stock-based compensation expense in fiscal 2007. As of February 1, 2007, there was approximately $1.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation granted by us. These expenses are expected to be recognized by us through January 31, 2013.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.4	73.8	72.9
Gross profit	24.6	26.2	27.1
Selling, general and administrative expenses	22.2	20.0	19.5
Depreciation and amortization	0.6	1.0	1.0
Non-recurring charge	0.4
Operating profit	1.4	5.2	6.6
Interest and financing charges, net	0.5	1.3	1.5
Income before income taxes	0.9	3.9	5.1
Income taxes	0.6	1.7	2.0
Net income	0.3%	2.2%	3.1%

Results of Operations

Year ended January 31, 2007 (‘‘fiscal 2007’’) compared to year ended January 31, 2006 (‘‘fiscal 2006’’)

Net sales for fiscal 2007 increased to $427.0 million from $324.1 million in the prior year. Net sales of licensed apparel increased to $268.9 million from $197.0 million as a result of increases of $46.4 million in net sales of Calvin Klein licensed product, including outerwear and the addition of suits and dresses, $10.2 million in net sales of our sports apparel division, $10.2 million of net sales of Kenneth Cole licensed product and $5.9 million in net sales of Guess? licensed product. Net sales of non-licensed apparel increased to $158.1 million from $127.1 million, primarily due to increases in new and existing private label programs.

Gross profit increased to $115.5 million, or 27.1% of net sales, for fiscal 2007, from $84.8 million, or 26.2% of net sales, in the prior year. The gross profit percentage in our licensed apparel segment was 29.4% in fiscal 2007 compared to 27.9% in the prior year. Sales of Kenneth Cole outerwear, Calvin Klein licensed products, including outerwear, suits and dresses, and sports apparel accounted for the increase in both margin dollars and gross profit as a percentage of sales in our licensed apparel segment. The improved gross profit percentage is primarily a result of more retail sales of our product being at or close to full price resulting in lower markdown allowances being granted by us, as well as increased sales of Calvin Klein product which generally has higher average gross margins than our other licensed product. In fiscal 2007, the gross profit percentage in our non-licensed segment was 23.1% compared to a gross profit percentage of 23.5% in the prior year. The gross profit percentage in our non-licensed segment decreased as a result of a decrease in commission fee income offset, in part, by higher margin sales in our private label business due to product mix. Commission fee income in our non-licensed segment, which has no cost of goods sold component, was approximately $690,000 in the current year compared to $2.2 million in the prior year.

Selling, general and administrative expenses increased $19.8 million to $87.7 million in fiscal 2007 from $67.9 million in the prior year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($6.7 million), advertising and promotion ($4.8 million), facility costs ($3.3 million) and depreciation and amortization ($1.3 million). Personnel and facility costs increased primarily due to costs related to the businesses we acquired in July 2005, which were included for a full year in fiscal 2007 compared to approximately a half the year in fiscal 2006, as well as an increase in management bonuses. In addition, there were increases in personnel costs with respect to the staffing of our new initiatives, including Calvin Klein women’s suits and dresses, Sean John women’s sportswear and Exsto. Facility costs also increased as a result of the use of third party warehouses to accommodate increased shipping volume and additional space leased in our Secaucus warehouse facility that was added in August 2005. Advertising and promotion increased primarily due to national and co-operative advertising required under the license agreements we added as a result of our acquisitions, as well as additional licenses we have entered into. The amount of advertising required is generally based on a percentage of net sales of licensed product. Depreciation and amortization expense increased as a result of the amortization of the identifiable intangibles we acquired in July 2005. A full year of amortization was included in fiscal 2007 compared to approximately a half year of amortization in fiscal 2006.

Interest and finance charges, net, for fiscal 2007 were $6.4 million compared to $4.3 million for the prior year. Interest expense increased primarily as a result of debt incurred in connection with the acquisitions and, to a lesser extent, due to an increase in interest rates.

Income tax expense for fiscal 2007 was $8.3 million compared to $5.5 million in the prior year. The effective rate for the current year was 38.6% compared to 43.8% for the prior year. The effective tax rate in the current year was lower because income tax expense in the current year includes the reversal of tax reserves of approximately $950,000 as a result of the completion of a Federal income tax audit.

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

Gross profit increased $32.1 million to $84.8 million, or 26.2% of net sales, for fiscal 2006 from $52.7 million, or 24.6% of net sales, for the prior year. Gross profit from our two new divisions accounted for $28.6 million of this increase. The gross profit percentage of our licensed apparel segment increased to 27.9% ($55.0 million) in fiscal 2006 from 25.1% ($35.1 million) in the prior year. The gross profit percentage in our licensed apparel increased primarily due to the higher gross margins in connection with sales in our new Calvin Klein division and improved gross margins in our Cole Haan and Sean John divisions. In addition, we had commission fee income of $843,000 in our licensed apparel segment. There was no commission fee income in this segment in last year’s comparable period. There is no cost of goods sold component associated with these commission transactions. The gross profit percentage in our non-licensed apparel segment increased to 23.5% ($29.8 million) during fiscal 2006 compared to 22.6% ($17.6 million) in the prior year due to higher gross margins in connection with sales of non-licensed apparel in our two new divisions offset by a decrease in commission fee income. Commission fee income in the non-licensed apparel segment decreased to $2.1 million during fiscal 2006 from $2.2 million in the comparable period of the prior year.

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

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality or our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from two offerings of our common stock during the past year as described below.

We are required to make principal payments of at least $6.6 million during fiscal 2008 under our term loan. During fiscal 2006, we used $23.9 million of cash to fund the purchase of Marvin Richards and specified assets from Winlit. We also used $3.3 million of cash in fiscal 2007 to pay additional purchase price based on the operating results of these two divisions. We expect to use additional cash during the next two years to pay additional purchase price in connection with our two acquisitions based on their operating results.

Public Offering

In March 2007, we completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were offered by us and 2,879,000 shares were offered by selling stockholders at a public offering price of $20.00 per share. We received net proceeds of $30.3 million from this offering after payment of the underwriting discount and expenses of the offering. In April, 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares pursuant to the exercise of the underwriters’ overallotment option. The net proceeds received by us will be used for general corporate purposes.

Private Placement

On July 13, 2006, we completed a private placement of our common stock and five-year warrants to purchase our common stock pursuant to a securities purchase agreement between us and a group of investors resulting in net proceeds to us of $15.0 million. The net proceeds of this placement were used to temporarily repay a portion of our outstanding balance under our revolving credit line.

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

The investors will, subject to exceptions and qualifications specified in the purchase agreement, have a right of first refusal until July 13, 2008 with respect to the proposed sale by us of our equity or equity equivalent securities at an effective price per share of $10.00 or less.

We also entered into a registration rights agreement with the investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the 1,500,000 shares purchased from us, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of our common stock sold to the investors at the same time by Mr. Aron Goldfarb, our founder and father of our Chief Executive Officer. We filed the registration statement within the required time period and the registration statement has been declared effective by the SEC. These investors sold an aggregate of 878,333 shares of our common stock in our recent public offering.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks that was entered into in July 2005. The financing agreement is a three year, senior secured credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan. This financing agreement replaced our prior financing agreement that was a revolving line of credit that provided a maximum line of credit in amounts that ranged from $35 million to $110 million at specific times during the year.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. We have satisfied this requirement for the most recent period. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit during fiscal 2007 bore interest, at our option, at the prime rate (8.25% at January 31, 2007) or LIBOR plus 2.25% (7.61% at January 31, 2007).

The amount borrowed under the line of credit varies based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $64.9 million in fiscal 2005, $129.6 million in fiscal 2006 and $138.3 million in fiscal 2007. As of January 31, 2006, there were no direct borrowings and no banker’s acceptances outstanding. At January 31, 2007, there were direct borrowings in the amount of $1.6 million and no banker’s acceptances outstanding. Our contingent liability under open letters of credit was approximately $2.8 million at January 31, 2006 and 2007.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with fiscal 2007 to the extent of 50% of excess cash flow, as defined. The required prepayment for the year ended January 31, 2007 was $2.0 million and has been classified as current portion of notes payable on our consolidated balance sheet. As a result of this prepayment, the amount of the balloon payment is currently $9.8 million. During fiscal 2007, the term loan bore interest, at our option, at prime plus 1% (9.25% at January 31, 2007) or LIBOR plus 3.25% (8.61% at January 31, 2007).

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. The financing agreement is secured by all of our assets.

On March 5, 2007, the financing agreement was amended to set forth covenants for the year ending January 31, 2008 related to net worth, earnings before interest, taxes, depreciation and amortization, fixed charge coverage ratio and capital expenditures. The amendment also specifies the maximum amounts that may be borrowed during the year, revised permitted over-advances and lowers the applicable interest rates by 0.25%. Beginning April 1, 2007, borrowings under the line of credit will bear interest, at our option, at the prime rate less 0.25% (8.0% at April 1, 2007) or LIBOR plus 2.0% (7.36% at April 1, 2007), and borrowings under the term loan will bear interest, at our option, at prime plus 0.75% (9.0% at April 1, 2007) or LIBOR plus 3.0% (8.36% at April 1, 2007).

Subsidiary Debt

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

Cash from Operating Activities

SFAS 123R requires that income tax benefits related to stock option exercises be reported in the cash from financing activities section of the Statements of Cash Flows. Accordingly, $176,000 of tax benefits in fiscal 2006 and $133,000 of tax benefits in fiscal 2005 were reclassified to cash from financing activities from cash from operating activities in the Consolidated Statements of Cash Flows and this reclassification has been reflected in the following discussion.

At January 31, 2007, we had cash and cash equivalents of $12.0 million. We used $1.4 million of cash from operating activities in fiscal 2007. Cash generated from our net income of $13.2 million, an increase in accounts payable of $5.9 million and non-cash charges for depreciation and amortization of $4.4 million was more than offset by increases in our accounts receivable of $15.2 million, inventory of $7.7 million and prepaid expenses of $2.8 million. The increase in accounts receivable is due to a 43% increase in sales in our fourth fiscal quarter. The increases in inventory and in accounts payable are attributable to inventory purchases for our new sportswear, suits and dress businesses. The increase in prepaid expenses is primarily a result of contractual advance payments made to licensors in accordance with some of our license agreements.

At January 31, 2006, we had cash and cash equivalents of $7.0 million. We generated $3.6 million of cash from operating activities in fiscal 2006. Cash was generated primarily from our net income of $7.1 million, non-cash charges for depreciation and amortization ($3.1 million) and for shares of common stock issued as compensation ($1.7 million) and a net decrease in inventory of $12.0 million. The decrease in inventory resulted from the sale of $18.3 million of inventory that we acquired from Marvin Richards and Winlit that was not on our balance sheet at the beginning of the year, offset, in part, by an increase of $6.3 million in our year-end inventory. We realized cash from acquired accounts receivable of $5.5 million during the year. The cash generated from these items was offset primarily by an increase in accounts receivable of $21.0 million and an increase in prepaid expenses of $4.3 million. The increase in accounts receivable was primarily attributable to the increase in net sales in the fourth quarter fiscal 2006 sales compared to the prior year. The increase in prepaid expenses is primarily a result of contractual advance payments made to licensors in accordance with some of our license agreements.

At January 31, 2005, we had cash and cash equivalents of $16.6 million. We generated $257,000 of cash from operating activities in fiscal 2005, resulting primarily from a decrease in inventory of $4.3 million and non cash charges for depreciation and amortization expense of $1.3 million and the write-down of $882,000 in our joint venture interest, offset in part by an increase in accounts receivable of $5.5 million. The decrease in inventory in fiscal 2005 resulted primarily from reduced fashion sports apparel inventory. Accounts receivable increased primarily due to increased sales in the fourth quarter of fiscal 2005 as compared to fiscal 2004.

Cash from Investing Activities

We used $5.7 million of cash for investing activities in fiscal 2007. We paid $3.3 million in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. We also used $2.5 million for capital expenditures, primarily renovating new warehouse space and renovating existing showroom space. In fiscal 2006, we used $21.8 million of cash for investing activities, primarily in connection with the acquisitions of Marvin Richards ($19.9 million) and Winlit ($596,000). We used the balance of $1.3 million in investing activities for capital expenditures, primarily to renovate existing and additional warehouse space that we leased. In fiscal 2005, capital expenditures, which were primarily for leasehold improvements for office and showroom space and computer equipment, amounted to $1.1 million, partially offset by the proceeds of $200,000 from the sale of our joint venture interest, resulting in a net use of $865,000 of cash for investing activities.

Cash from Financing Activities

Cash from financing activities provided $12.1 million in fiscal 2007 primarily as a result of net proceeds of $15.0 million from the private placement of our common stock offset by scheduled quarterly repayments of our term loan in the aggregate amount of $6.6 million. As of January 31, 2007, there was $21.8 million outstanding under the term loan. In fiscal 2006, cash from financing activities provided $8.9 million primarily as a result of $30.0 million of borrowing under the term loan that is part of our financing agreement, offset in part by the repayment of $12.5 million under our terminated credit facility and repayment of $8.1 million under our new credit facility. We used the proceeds of the term loan primarily to pay the cash portion of the purchase price for the acquisitions of Marvin Richards and Winlit and expenses incurred in connection with the acquisitions and the new financing agreement. As of January 31, 2006, there was $28.4 million outstanding under the term loan. Cash flows generated by financing activities in fiscal 2005 were primarily from financing obtained under a capital lease arrangement ($600,000) and the exercise of stock options ($523,000).

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit and from the net proceeds of our public offering, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements and impact of FAS 157 on our consolidated financial statements, and will adopt the provisions on February 1, 2008. FAS 157 is not expected to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any ‘‘off-balance sheet arrangements’’ as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2007, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$24,085	$10,942	$13,143
Capital Lease Obligations	303	188	115
Operating Lease Obligations	28,345	5,266	10,797	$8,242	$4,040
Minimum royalty payments(2)	83,554	23,908	44,522	15,124
Purchase obligations(3)	2,838	2,838
Total	$139,125	$43,142	$68,577	$23,366	$4,040

(1)	Includes term loan due in quarterly installments of $1.65 million with a balloon payment due on July 11, 2008, the maturity date of our financing agreement, and notes payable in the amount of $770,000 by PT Balihides, our inactive Indonesian subsidiary under a previously existing line of credit. No other G-III entity has guaranteed this note.
(2)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt will mature in less than two years and carries variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2008. Based on our average borrowings during fiscal 2007, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $570,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading ‘‘About G-III.’’ Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading ‘‘Proposal No. 1 – Election of Directors’’ in our definitive Proxy Statement (the ‘‘Proxy Statement’’) relating to our Annual Meeting of Stockholders to be held on or about June 7, 2007, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers and other significant employees, see ‘‘Business-Executive Officers of the Registrant’’ in Item 1 above in this Report.

The information required by Item 405 of Regulation S-K is contained under the heading ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is contained under the heading ‘‘Corporate Governance’’ in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is contained under the headings ‘‘Executive Compensation’’ and ‘‘Compensation Committee Report’’ in our Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading ‘‘Beneficial Ownership of Common Stock by Certain Stockholders and Management’’ in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 31, 2007, the last day of fiscal 2007, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders(1)	1,298,798	$4.77	(2)	909,076
Equity compensation plans not approved by stockholders	N/A	N/A		N/A
Total	1,298,798	$4.77	(2)	909,076

(1)	The number of shares of Common Stock available for issuance under our 2005 Stock Incentive Plan (the ‘‘Plan’’) is subject to an automatic annual increase on each January 31 during the term of the Plan equal to six percent (6%) of the total number of issued and outstanding shares of Common Stock on each such date (excluding any shares held in treasury).
(2)	Exercise price has been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is contained under the headings ‘‘Certain Relationships and Related Transactions’’ and ‘‘Corporate Governance’’ in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is contained under the heading ‘‘Principal Accounting Fees and Services’’ in our Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

2.	Financial Statement Schedules.

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

3.1	Certificate of Incorporation.[1]

3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.[2]

3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’) .[3]

4.1	Securities Purchase Agreement, dated July 13, 2006, by and among G-III Apparel Group, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.[4]

4.2	Registration Rights Agreement, dated July 13, 2006, by and among G-III Apparel Group, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.[4]

4.3	Form of Warrant.[4]

10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[5]

10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[5]

10.3	Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[6]

10.3(a)	Amendment No. 2, dated as of February 24, 2006, to Financing Agreement, dated as of July 11, 2005, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[7]

10.3(b)	Amendment No. 3, dated as of July 26, 2006, to Financing Agreement, dated as of July 11, 2005, as amended, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[8]

10.3(c)	Amendment No. 4, dated as of February 28, 2007, to Financing Agreement, dated as of July 11, 2005, as amended, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., and CK Outerwear, LLC.[9]

10.6	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.[5]

10.6(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.[5]

10.6(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.[10]

10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[11]

10.7	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III.[5]

10.7(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[5]

10.8	Lease, dated January 31, 1994, between 512 and G-III.[5]

10.8(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[5]

10.10	G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.[5]

10.12	G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[10]

10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[11]

10.13	Letter Agreement, dated December 2, 1998, between G-III and Aron Goldfarb.[5]

10.14	G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended.[12]

10.19	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan.[13]

10.20	Form of Restricted Stock Agreement.[14]

10.21	Stock Purchase Agreement, dated as of July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc. and G-III.[6]

10.21(a)	Amendment to Stock Purchase Agreement, dated January 30, 2007, amending the Stock Purchase Agreement, dated July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc and G-III Apparel Group, Ltd.[15]

10.22	Asset Purchase Agreement, dated as of July 11, 2005, by and among G-III Leather Fashions, Inc., G-III, Winlit Group, Ltd., David Winn and Richard Madris.[6]

10.22(a)	Amendment to Asset Purchase Agreement, dated January 30, 2007, amending the Asset Purchase Agreement, dated July 11, 2005, by and among Stusam, Inc., a New York corporation formerly known as Winlit Group, Ltd., David Winn and Richard Madris, G-III Leather Fashions, Inc. and G-III Apparel Group, Ltd.[15]

10.23	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[6]

10.24	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III Apparel Group, Ltd.[2]

21	Subsidiaries of G-III.

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2007.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-Q for the fiscal quarter ended July 31, 2006 filed on September 13, 2006, which exhibit is incorporated herein by reference.
(3)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 25, 2007, which exhibit is incorporated herein by reference.
(4)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2006, which exhibit is incorporated herein by reference.
(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed on May 8, 2006, which exhibit is incorporated herein by reference.
(6)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.
(7)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 2, 2006, which exhibit is incorporated herein by reference.
(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on August 1, 2006, which exhibit is incorporated herein by reference.
(9)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 7, 2007, which exhibit is incorporated herein by reference.
(10)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here in by reference.
(11)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.
(12)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 1, 2006, which exhibit is incorporated herein by reference.
(13)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-8 filed on June 14, 2005, which exhibit is incorporated herein by reference.
(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.
(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 1, 2007, which exhibit is incorporated herein by reference.

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

G-III APPAREL GROUP, LTD.
By:	/s/ Morris Goldfarb
Morris Goldfarb, Chief Executive Officer

April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 27, 2007

Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 27, 2007

Neal S. Nackman

/s/ Sammy Aaron	Director and Vice Chairman	April 27, 2007

Sammy Aaron

/s/ Thomas J. Brosig	Director	April 27, 2007

Thomas J. Brosig

/s/ Pieter Deiters	Director	April 27, 2007

Pieter Deiters

/s/ Alan Feller	Director	April 27, 2007

Alan Feller

/s/ Carl Katz	Director	April 27, 2007

Carl Katz

/s/ Laura Pomerantz	Director	April 27, 2007

Laura Pomerantz

/s/ Willem van Bokhorst	Director	April 27, 2007

Willem van Bokhorst

/s/ Richard White	Director	April 27, 2007

Richard White

G-III Apparel Group, Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15(a))

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 22, 2007

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31,
(in thousands, except share and per share amounts)

ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$12,026	$7,031
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $15,475 and $9,443, respectively	60,960	45,751
Inventories, net	38,111	30,395
Deferred income taxes	5,279	4,101
Prepaid expenses and other current assets	9,753	7,844
Total current assets	126,129	95,122
PROPERTY, PLANT AND EQUIPMENT, NET	5,641	4,296
DEFERRED INCOME TAXES	2,800	2,415
GOODWILL	25,006	18,501
OTHER INTANGIBLES, NET	11,971	15,287
OTHER ASSETS	1,983	2,696
	$173,530	$138,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$10,942	$7,370
Current maturities of obligations under capital leases	188	208
Income taxes payable	2,613	2,269
Accounts payable	12,430	9,749
Contingent purchase price payable	3,989	3,380
Accrued expenses	14,109	10,949
Total current liabilities	44,271	33,925
NOTES PAYABLE	13,143	21,750
OTHER NON-CURRENT LIABILITIES	474	631
TOTAL LIABILITIES	57,888	56,306
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; no shares issued and outstanding in all periods
Common stock – $.01 par value; authorized, 40,000,000 shares; 14,530,070 and 12,701,222 shares issued at January 31, 2007 and 2006, respectively	145	127
Additional paid-in capital	56,686	36,262
Retained earnings	59,781	46,592
	116,612	82,981
Common stock held in treasury – 367,225 shares at cost	(970)	(970)
	115,642	82,011
	$173,530	$138,317

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended January 31,
	2007	2006	2005
Net sales	$427,017	$324,072	$214,278
Cost of goods sold	311,470	239,226	161,534
Gross profit	115,547	84,846	52,744
Selling, general and administrative expenses	83,258	64,763	47,452
Depreciation and amortization	4,431	3,125	1,344
Write-down of equity investment			882
Operating profit	27,858	16,958	3,066
Interest and financing charges, net	6,362	4,349	1,086
Income before income taxes	21,496	12,609	1,980
Income tax expense	8,307	5,517	1,277
NET INCOME	$13,189	$7,092	$703
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.00	$0.62	$0.07
Weighted average number of shares outstanding	13,199	11,509	10,773
Diluted:
Net income per common share	$0.94	$0.58	$0.06
Weighted average number of shares outstanding	13,982	12,236	11,292

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended January 31, 2007, 2006 and 2005
(in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock held in Treasury	Total
Balance as of January 31, 2004	$110	$27,288	$47	$38,797	$(970)	$65,272
Employee stock options exercised	2	521				523
Tax benefit from exercise of options		133				133
Foreign currency translation adjustment			3			3
Issuance of restricted common stock	1	295				296
Net income				703		703
Balance as of January 31, 2005	113	28,237	50	39,500	(970)	66,930
Employee stock options exercised	2	430				432
Tax benefit from exercise of options		176				176
Foreign currency translation adjustment			(50)			(50)
Shares issued in connection with acquisitions	10	5,234				5,244
Shares issued under stock incentive plan	2	2,185				2,187
Net income				7,092		7,092
Balance as of January 31, 2006	127	36,262	0	46,592	(970)	82,011
Employee stock options exercised	3	980				983
Tax benefit from exercise of options		1,325				1,325
Fair value of shares vested in connection with acquisitions		2,696				2,696
Amortization share-based compensation		425				425
Shares issued in connection with private placement, net	15	14,998				15,013
Net income				13,189		13,189
Balance as of January 31, 2007	$145	$56,686	$0	$59,781	$(970)	$115,642

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$13,189	$7,092	$703
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	4,431	3,131	1,344
Non-cash compensation	425	1,738
Deferred financing charges	843	428
Write-down of equity investment			882
Deferred income taxes	(1,563)	(1,109)	2,428
Changes in operating assets and liabilities:
Accounts receivable, net	(15,209)	(15,506)	(5,479)
Inventories, net	(7,716)	12,043	4,253
Income taxes, net	344	2,320	(1,555)
Prepaid expenses and other current assets	(2,752)	(4,330)	(663)
Other assets	713	(793)	(827)
Accounts payable, accrued expenses and other liabilities	5,873	(1,631)	(829)
Net cash (used in) provided by operating activities	(1,422)	3,383	257
Cash flows from investing activities
Capital expenditures	(2,461)	(1,300)	(1,065)
Proceeds from sale of joint venture interest			200
Acquisition of Marvin Richards, net of cash acquired	143	(19,907)
Acquisition of Winlit	(73)	(596)
Contingent purchase price paid	(3,269)
Net cash used in investing activities	$(5,660)	$(21,803)	$(865)

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended January 31,
	2007	2006	2005
Cash flows from financing activities
Proceeds from terminated credit facility		$12,457
Repayment of terminated credit facility		(12,457)
Repayment of new credit facility		(20,506)
Proceeds from new credit facility	$1,565
Proceeds from term loan		30,000
Repayment of term loan	(6,600)	(1,650)
Proceeds from capital lease obligations			$600
Payments for capital lease obligations	(209)	(200)	(149)
Proceeds from sale of common stock, net	15,013	675
Tax benefit from exercise of options	1,325	176	133
Proceeds from exercise of stock options	983	432	523
Net cash provided by financing activities	12,077	8,927	1,107
Effect of exchange rate changes on cash and cash equivalents		(50)	3
Net increase (decrease) in cash and cash equivalents	4,995	(9,543)	502
Cash and cash equivalents at beginning of year	7,031	16,574	16,072
Cash and cash equivalents at end of year	$12,026	$7,031	$16,574
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,761	$3,669	$1,385
Income taxes	8,435	4,461	253
Supplemental schedule of non-cash investing and financing activities:
Acquisition of fixed assets under capital lease			$174
Issuance of restricted stock			296
Fair value of vested shares issued in connection with acquisitions of Marvin Richards and Winlit	$2,696	$5,019
Debt assumed in connection with the Winlit asset acquisition		6,697
Detail of the Marvin Richards and Winlit acquisitions:
Acquired intangibles		$34,146
Fair value of other assets acquired		26,241
Fair value of total assets acquired		60,387
Liabilities assumed		(24,769)
Debt assumed in connection with the Winlit asset acquisition		(6,697)
Common stock issued		(5,019)
Contingent purchase price payable	$(3,989)	(3,380)
Cash paid for acquisitions		20,522
Cash acquired		19
Net cash paid for acquisitions		$20,503

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007, 2006 and 2005

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

January 31, 2007, 2006 and 2005

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

Depreciation and amortization are provided for by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives.

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

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share amounts have been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. There were no anti-dilutive securities for the year ended January 31, 2007. Options to acquire an aggregate of approximately 78,000 and 36,000 shares of common stock were not included in the computation of diluted income per common share for the years ended January 31, 2006 and 2005, respectively, as including them would have been anti-dilutive.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

A reconciliation between basic and diluted income per share is as follows:

	Year ended January 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net income	$13,189	$7,092	$703
Basic EPS:
Basic common shares	13,199	11,509	10,773
Basic EPS	$1.00	$0.62	$0.07
Diluted EPS:
Basic common shares	13,199	11,509	10,773
Stock options and warrants	669	555	519
Unvested restricted stock awards*	114	172
Diluted common shares	13,982	12,236	11,292
Diluted EPS	$0.94	$0.58	$0.06

*	Represents contingently issuable shares that would have met the market condition if the performance period concluded at the end of the reporting period.

11.	Stock-based Compensation

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after February 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to February 1, 2006 will be accounted for in accordance with SFAS 123R and recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the years ended January 31:

	2006	2005
	(in thousands, except per share amounts)
Net income – as reported	$7,092	$703
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	308	336
Pro forma net income	$6,784	$367
Basic income per share – as reported	$0.62	$0.07
Pro forma basic income per share	$0.59	$0.03
Diluted income per share – as reported	$0.58	$0.06
Pro forma diluted income per share	$0.55	$0.03

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, ‘‘Share-Based Payment.’’ The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2007, 2006 and 2005, respectively:

	2007	2006	2005
Expected stock price volatility	48.4%	48.7%	67.5%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	5.0%	3.9%	3.9%
Expected dividend yield	0%	0%	0%

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

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on an historical annual forfeiture rate. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

The weighted average remaining term for stock options outstanding was 4.7 years at January 31, 2007. The aggregate intrinsic value at January 31, 2007 was $26.0 million for stock options outstanding and $20.0 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2007, the reporting date.

In June 2005, the Company granted 211,500 restricted shares of the Company’s common stock to key employees. These shares vested in October 2005 based on the market price of the Company’s common stock exceeding a certain target for at least ten days. Compensation expense of $1.6 million was recorded as an expense on the date the restriction lapsed.

In connection with an acquisition in July 2005, the Company granted 225,000 shares of common stock subject to vesting based on the future market price of the common stock through January 31, 2009. In August 2005, 37,500 shares vested and in February 2006, an additional 37,500 shares vested as a result of the market price conditions being met. In November 2006, the remaining 150,000 unvested shares vested as a result of the market price conditions being met. The cost for the restricted stock was measured and reflected as additional purchase consideration based on the quoted market price on the date the shares vested and the restrictions lapsed.

The following table summarizes unvested restricted stock activity for the years ended January 31, 2007 and 2006:

	2007	2006
Unvested at beginning of year	187,500	0
Granted	—	436,500
Vested	187,500	249,000
Unvested at end of year	0	187,500

Proceeds received from the exercise of stock options were approximately $983,000 and $432,000 during the years ended January 31, 2007 and 2006, respectively. The intrinsic value of stock options exercised was $3.8 million and $679,000 for the years ended January 31, 2007 and 2006, respectively. A portion of this amount is currently deductible for tax purposes.

As of January 31, 2007, approximately $1.2 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2013.

The weighted average fair value at date of grant for options granted during fiscal 2007, 2006 and 2005 was $5.43, $3.40 and $3.28 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

12.	Costs of goods sold

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

13.	Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Shipping and handling costs included in selling, general and administrative expenses were $13.2 million, $9.1 million and $7.8 million for the years ended January 31, 2007, 2006 and 2005, respectively.

14.	Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising expense was $13.5 million, $8.9 million and $5.9 million for the years ended January 31, 2007, 2006 and 2005, respectively. Prepaid advertising, which represents advance payments to licensors for contractual advertising, was $3.1 million and $2.2 million at January 31, 2007 and 2006, respectively.

15.	Reclassifications

Certain amounts in the Consolidated Statements of Cash Flows for the years ended January 31, 2006 and 2005 have been reclassified to conform to the current year presentation. See Note A[11].

16.	Use of Estimates

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

17.	Fair Value of Financial Instruments

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

18.	Foreign Currency Translation

The financial statements of subsidiaries outside the United States, other than Indonesia, are measured using local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

19.	Effects of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in the Company’s financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition of uncertain positions, financial statement classification, accounting for interest

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

and penalties and financial statement reporting disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the requirements and impact of FIN 48 on the Company’s consolidated financial statements. Management believes the adoption of FIN 48 will not have a material effect on the results of operations or financial position.

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on February 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2007	2006
	(000’s)
Finished goods	$36,098	$25,557
Work-in-process	16	80
Raw materials	1,997	4,758
	$38,111	$30,395

Raw materials of $1.6 million and $3.5 million were maintained in China at January 31, 2007 and 2006, respectively.

NOTE C — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of:

	January 31,
	2007	2006
	(000’s)
Machinery and equipment	$1,788	$1,669
Leasehold improvements	9,142	7,268
Furniture and fixtures	2,203	2,034
Computer equipment	6,907	6,580
Land and building	969	969
Property under capital leases (Note H)
Computer equipment	184	184
Leasehold improvements	650	650
Furniture and fixtures	150	150
	21,993	19,504
Less accumulated depreciation and amortization (including $490,000 and $366,000 on property under capital leases at January 31, 2007 and 2006, respectively)	16,352	15,208
	$5,641	$4,296

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE D — ACQUISITIONS AND INTANGIBLES

In July 2005, the Company acquired all of the outstanding capital stock of J. Percy for Marvin Richards, Ltd., all of the membership interests of CK Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards, for aggregate consideration consisting of $19.2 million in cash and 699,999 shares of the Company’s common stock valued at $4.7 million based on the quoted market price on the date of acquisition. The purchase agreement also provided for the grant of 225,000 restricted shares of the Company’s common stock that vested based on the future market price of the Common Stock. During the year ended January 31, 2006, 37,500 of these restricted shares vested and were valued at $257,000. During the year ended January 31, 2007, the remaining 187,500 restricted shares vested and were valued at $2.7 million. The restricted shares were valued based on the market value of the shares on the date the shares vested.

The former principals of Marvin Richards are also entitled to receive additional purchase price based on the performance of the Company’s Marvin Richards division through January 31, 2009. For each of the years ending January 31, 2007 and 2006, contingent payments of $2.6 million were earned and recorded as additional purchase consideration. Goodwill will be increased for subsequent earn-out payments based upon performance. The total consideration paid and accrued by the Company in connection with the acquisition of Marvin Richards through January 31, 2007 is $33.1 million, including associated fees and expenses. The purchase price was allocated to Marvin Richard’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $20.0 million, which includes the contingent payments, being recorded as goodwill.

Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. In addition, it has licenses for men’s and women’s outerwear under the Calvin Klein and ck Calvin Klein brand name. Marvin Richards also conducts a variety of private label programs.

Amounts assigned to intangible assets resulting from the Marvin Richards acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$7,235	3.5 – 5.5
Trademarks	3,650	12
Customer relationships	1,306	15
Non-compete agreements	373	3.5

In July 2005, the Company acquired certain operating assets of Winlit Group, Ltd. for aggregate consideration consisting of (i) $580,000 in cash, (ii) 45,000 shares of the Company’s common stock valued at $76,000 which represents the market price on the date of acquisition, less consideration paid ($5.00 per share) and (iii) the assumption of $6.7 million of Winlit’s bank debt. Winlit is entitled to receive additional purchase price based on the performance of the Company’s Winlit division through January 31, 2009. For the years ended January 31, 2007 and 2006, contingent payments of $1.2 million and $780,000 were earned and recorded as additional purchase consideration. Goodwill will be increased for subsequent earn-out payments based upon performance.

The total consideration paid and accrued by the Company in connection with the acquisition of Winlit through January 31, 2007 is $9.3 million, including associated fees and expenses. The purchase price was allocated to Winlit’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $5.0 million, which includes the contingent payments, being recorded as goodwill.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit’s assets, the Company has licenses for men’s and women’s outerwear under the Guess? Brand, leather outerwear under the Tommy Hilfiger brand and women’s outerwear under the Ellen Tracy brand. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

Amounts assigned to intangible assets resulting from the Winlit acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$1,751	4
Trademarks	580	10
Customer relationships	526	15
Non-compete agreements	224	3.5

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
$24,769

The operating results of Marvin Richards and Winlit have been included in the Company’s financial statements since July 11, 2005.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

The Company purchased the operations and certain assets of Gloria Gay Coats, LLC in January 2001. The purchase price was $3.4 million, which includes contingent payments subsequently paid in an aggregate amount of $2.2 million. The purchase price was allocated to a license agreement acquired in connection with this transaction. The license agreement is being amortized using the straight-line method through 2009, the expected life of this license. The net intangible asset remaining as of January 31, 2007 and 2006 was $912,000 and $1.4 million, respectively.

A summary of all intangible assets as of January 31, 2007 is as follows:

	Estimated Life	Amount (in thousands)
Gross carrying amounts
Licenses	3.5 – 8 years	$12,373
Trademarks	10 – 12 years	4,230
Customer relationships	15 years	1,832
Non-compete agreements	3.5 years	597
Subtotal		$19,032
Accumulated amortization
Licenses		$6,044
Trademarks		560
Customer relationships		198
Non-compete agreements		259
Subtotal		$7,061
Net:
Licenses		$6,329
Trademarks		3,670
Customer relationships		1,634
Non-compete agreements		338
Subtotal		$11,971
Unamortized intangible asset
Goodwill		$25,006
Total intangible assets, net		$36,977

Intangible amortization expense amounted to $3.3 million, $2.2 million and $498,000 for the years ended January 31, 2007, 2006 and 2005, respectively.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (Licensed segment) and trademarks (Non-Licensed segment) acquired in July 2005. Activity is summarized by segment as follows:

	Licensed	Non-Licensed
Balance at January 31, 2006	$12,581	$5,920
Contingent purchase price	2,713	1,276
Restricted shares vested	1,833	863
Purchase price adjustments	(122)	(58)
Balance at January 31, 2007	$17,005	$8,001

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

The estimated intangible amortization expense for the next five years is as follows:

Fiscal year	Amortization expense (in thousands)
2008	$3,314
2009	3,253
2010	1,104
2011	875
2012	$470

NOTE E — NOTES PAYABLE

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior collateralized credit facility providing for borrowings in the aggregate principal amount of up to $195 million. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. This condition has been met for the current year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bore interest during the year ended January 31, 2007 at the Company’s option at the prime rate or LIBOR plus 2.25%.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. The prepayment amount for the year ended January 31, 2007 was $2.0 million and has been classified as current portion of notes payable on the accompanying consolidated balance sheet.

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities and limits annual capital expenditures. As of January 31, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company’s inactive Indonesian subsidiary.

On March 5, 2007, the credit facility was amended to set forth covenants for the year ended January 31, 2008 related to net worth, earnings before interest, taxes, depreciation and amortization, fixed charge coverage ratio and capital expenditures. The amendment also specifies the maximum amounts that may be borrowed during the year, revised permitted over-advances and lowers the applicable interest rates. Beginning April 1, 2007, borrowings under the line of credit will bear interest at the Company’s option at the prime rate less 0.25% or LIBOR plus 2.0% and borrowings under the term loan will bear interest, at the Company’s option, at prime plus 0.75% or LIBOR plus 3.0%.

The weighted average interest rate for amounts borrowed under the credit facility was 8.5% and 6.5% for the years ended January 31, 2007 and 2006, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE E — NOTES PAYABLE (continued)

At each of January 31, 2007 and 2006, the Company was contingently liable under letters of credit in the amount of approximately $2.8 million.

NOTE F — NON-RECURRING CHARGE

In December 2002, the Company announced its decision to close its manufacturing facility in Indonesia due to rapidly rising costs and losses associated with this facility, as well as the political and economic instability in Indonesia. The unpaid portion of the non-recurring charge associated with the close is included in ‘‘Accrued expenses’’ on the Consolidated Balance Sheet. The balance in the reserve at January 31, 2007 and 2006 is $398,000 and represents accrued expenses, severance and other miscellaneous costs. Based on current estimates, management believes that existing accruals are adequate.

NOTE G — INCOME TAXES

The Internal Revenue Service has completed its examination of the Company’s 2004 and 2005 Federal income tax returns. As a result, in the quarter ended October 31, 2006, the Company reversed approximately $950,000 in tax reserves.

The income tax provision is comprised of the following:

	Year ended January 31,
	2007	2006	2005
	(000’s)
Current
Federal	$7,105	$4,760	$(1,120)
State and city	2,793	1,837	(53)
Foreign	(28)	29	22
	9,870	6,626	(1,151)
Deferred tax (benefit) expense	(1,563)	(1,109)	2,428
	$8,307	$5,517	$1,277
Income before income taxes
United States	$21,453	$11,956	$1,865
Non-United States	43	653	115

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE G — INCOME TAXES (continued)

The significant components of the Company’s net deferred tax asset at January 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(000’s)
Supplemental employee retirement plan	$141	$131
Officer bonus	493	463
Provision for bad debts and sales allowances	3,342	1,972
Depreciation and amortization	2,047	1,850
Inventory write-downs	678	339
Advertising allowance	714	530
Sales return accrual	1,365	843
Straight-line lease	546	378
Prepaid expenses	(1,611)	(320)
Other	364	330
	$8,079	$6,516

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2007	2006	2005
Provision for Federal income taxes at the statutory rate	35.0%	34.0%	34.0%
State and city income taxes, net of Federal income tax benefit	7.3	8.3	16.6
Effect of foreign taxable operations	(0.2)	(1.8)	(0.8)
Effect of permanent differences resulting in Federal taxable income	0.7	2.3	21.3
Reversal of tax contingencies	(4.4)
Other, net	0.2	1.0	(6.6)
Actual provision for income taxes	38.6%	43.8%	64.5%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.1 million at January 31, 2007. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

In addition, certain leases have been treated as capital leases. The present values of minimum future obligations are calculated based on interest rates at the inception of the leases. The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year and future minimum lease payments under capital leases at January 31, 2007:

	Operating Leases	Capital Leases
	(in thousands)
Year ending January 31,
2008	$5,266	$205
2009	5,419	112
2010	5,378	—
2011	5,309	—
2012	2,933	—
Thereafter	4,040	—
Net minimum lease payments	$28,345	317
Less amount representing interest		14
Present values of minimum lease payments		$303
Current portion		$188
Noncurrent portion		115
Present values of minimum lease payments		$303

Rent expense on the above operating leases (including the lease with 345 West – see Note K) for the years ended January 31, 2007, 2006 and 2005 was approximately $4.8 million, $3.9 million and $2.7 million, respectively.

The Company has entered into license agreements that provide for royalty payments from 3.5% to 12% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $25.8 million, $19.3 million and $12.3 million, for the years ended January 31, 2007, 2006 and 2005, respectively. Contractual advertising expense associated with certain license agreements (included in selling, general and administrative expense) was $7.2 million, $4.6 million and $2.7 million for the years ended January 31, 2007, 2006 and 2005, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year ending January 31,	Amount
(in thousands)
2008	$23,908
2009	25,648
2010	18,874
2011	9,629
2012	5,495
$83,554

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

The Company has an employment agreement with its chief executive officer, which expires on January 31, 2010. The agreement provides for a base salary as well as bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

The Company entered into employment agreements with four principals from the businesses acquired during 2005. Each agreement has a non-compete provision and an initial term through January 31, 2009. The aggregate minimum annual base compensation for these employment agreements is $2,120,000 through January 31, 2009. One of the former principals also received options to purchase 75,000 shares at the fair market value of the common stock upon executing the agreement.

NOTE I — STOCKHOLDERS’ EQUITY

Private Placement

On July 13, 2006, the Company completed a private placement of its Common Stock and five-year warrants to purchase its Common Stock. The Company issued 1,500,000 shares of Common Stock at a price of $10.11 per share, resulting in net proceeds to the Company of $15,013,000. The Company also issued warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments. The proceeds were used to temporarily repay a portion of the outstanding balance under the Company’s revolving credit line.

The investors will, subject to exceptions and qualifications specified in the purchase agreement, have a right of first refusal until July 13, 2008 with respect to the proposed sale by the Company of its equity or equity equivalent securities if such sale is at an effective price per share of $10.00 or less.

The Company also entered into a registration rights agreement with the investors, in which it agreed to file a registration statement with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the 1,500,000 shares purchased from the Company, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of Common Stock sold to the investors at the same time by the father of the Company’s Chief Executive Officer. The Company filed the registration statement within the required time period and the registration statement has been declared effective. In connection with our public offering in March 2007 and the exercise of the underwriter’s overallotment option in April 2007, these investors sold an aggregate of 878,333 shares of common stock.

Stock Options and Warrants

As of January 31, 2007, the Company had 909,076 shares available for grant under its stock plans. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The Company issued warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE I — STOCKHOLDERS’ EQUITY (continued)

Information regarding all options and warrants for fiscal 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options and warrants outstanding at beginning of year	1,429,348	$3.53	1,472,923	$3.25	1,586,623	$3.11
Exercised	(328,900)	$2.99	(146,850)	$2.94	(186,150)	$2.81
Granted	696,000	$10.57	108,000	$6.49	76,500	$5.01
Cancelled or forfeited	(122,650)	$8.99	(4,725)	$2.53	(4,050)	$3.57
Options and warrants outstanding at end of year	1,673,798	$6.16	1,429,348	$3.53	1,472,923	$3.25
Exercisable	1,242,798	$5.60	1,083,898	$2.98	1,092,673	$2.72

The following table summarizes information about stock options and warrants outstanding:

Range of exercise prices	Number out- standing as of January 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 31, 2007	Weighted average exercise price
$1.16 – $2.00	262,798	2.3 years	$1.48	262,798	$1.48
$2.01 – $4.00	280,500	0.6 years	$3.07	277,500	$3.06
$4.01 – $6.00	413,000	5.9 years	$4.53	267,500	$4.43
$6.01 – $8.00	121,500	8.0 years	$6.86	60,000	$6.84
$8.01 – $11.00	596,000	6.3 years	$10.67	375,000	$11.00
	1,673,798			1,242,798

Restricted Stock

In fiscal 2006, the Company granted 211,500 restricted shares of the Company’s common stock to key employees. These shares vested during fiscal 2006 based on the market price of the Company’s common stock exceeding a certain target for at least ten days. Compensation expense of $1.6 million was recorded as an expense on the date the restriction lapsed.

In July 2005, the Company granted 225,000 restricted shares in connection with the acquisition of Marvin Richards. During the years ended January 31, 2007 and 2006, 187,500 and 37,500 restricted shares, respectively, vested as a result of the market price of the Company’s stock attaining certain specified thresholds. As a result, additional goodwill in the amounts of $2.7 million and $257,000 has been recorded during the years ended January 31, 2007 and 2006, respectively, based upon the market price on the day the stock vested.

NOTE J — MAJOR CUSTOMERS

Two customers accounted for 18.5% and 11.9% of the Company’s net sales for the year ended January 31, 2007. Two customers accounted for 19.0% and 13.2% of the Company’s net sales for the year ended January 31, 2006. For the year ended January 31, 2005, one customer accounted for 15.0% of the Company’s net sales.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE K — RELATED PARTY TRANSACTIONS

During the years ended January 31, 2007, 2006 and 2005, the Company leased space from 345 West 37th Corp. (‘‘345 West’’), a property owned by two principal stockholders, one of whom is an executive officer. Rent and other operating expenses paid by the Company to 345 West during the years ended January 31, 2007, 2006 and 2005, amounted to approximately $240,000, $227,000, and $200,000, respectively.

On March 6, 2007, the Company entered into a Surrender Agreement, Lease Modification and Termination Agreement (the ‘‘Agreement’’) with 345 West to terminate the lease agreement. Pursuant to the Agreement, the Company agreed to move out of the leased premises by May 31, 2007. 345 West paid the Company $833,500 as a reimbursement for unamortized leasehold improvements at 345 West 37th Street, moving costs, the cost to improve the Company’s existing space and other related costs.

NOTE L — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant’s compensation. The Company’s matching contributions amounted to approximately $372,000, $260,000, and $245,000, for the years ended January 31, 2007, 2006 and 2005, respectively.

NOTE M — SEGMENTS

The Company operates in two segments, licensed and non-licensed apparel. The Company’s reportable segments are business units that are managed separately and offer its products that differ based upon whether the products are sold subject to licensing arrangements or under a proprietary or private label brand. The following information is presented for the fiscal years indicated below:

	2007		2006		2005
	Licensed	Non- Licensed	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$268,892	$158,125	$196,954	$127,118	$136,323	$77,955
Cost of goods sold	189,936	121,534	141,969	97,257	101,198	60,336
Gross profit	78,956	36,591	54,985	29,861	35,125	17,619
Selling, general and administrative	59,596	28,093	44,554	23,334	35,138	13,658
Non-recurring charge						882
Operating profit (loss)	19,360	8,498	10,431	6,527	(13)	3,079
Interest and financing charges, net	4,515	1,847	2,065	2,284	973	113
Income (loss) before income taxes	$14,845	$6,651	$8,366	$4,243	$(986)	$2,966
Depreciation and amortization	$3,163	$1,268	$2,327	$804	$1,028	$316

Commission fee income was $687,000, $3.0 million, and $2.2 million for fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, commission fee income was in the non-licensed segment. In fiscal 2006, approximately $843,000 and $2.2 million of commission fee income was included in the licensed and non-licensed segments, respectively. Commission fee income in fiscal 2005 was primarily in the

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE M — SEGMENTS (continued)

non-licensed segment. The Company allocates all expenses to its two reportable segments. The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2007		2006		2005
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Geographic region
United States	$422,960	$46,442	$319,451	$42,319	$213,278	$6,853
Non-United States	4,057	959	4,621	877	1,000	1,033
	$427,017	$47,401	$324,072	$43,196	$214,278	$7,886

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2007, 2006 and 2005.

Included in finished goods inventory at January 31, 2007, 2006 and 2005 are $24.3 million and $11.8 million, $16.7 million and $8.5 million, and $14.0 million and $6.5 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2007 and 2006 are as follows:

	Quarter ended
	April 30, 2006	July 31, 2006	October 31, 2006		January 31, 2007
January 31, 2007
Net sales	$14,389	$69,082	$244,704		$98,842
Gross profit	679	16,833	72,344		25,691
Net income (loss)	(8,850)	(1,737)	23,258	(a)	518
Net income (loss) per common share
Basic	$(0.72)	$(0.14)	$1.68	(a)	$0.04
Diluted	(0.72)	(0.14)	1.59	(a)	0.03

	Quarter ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
January 31, 2006
Net sales	$13,767	$54,553	$186,621	$69,131
Gross profit	915	12,749	55,118	16,064
Net income (loss)	(4,669)	(301)	14,813	(2,751)
Net income (loss) per common share
Basic	$(0.43)	$(0.03)	$1.25	$(0.23)
Diluted	(0.43)	(0.03)	1.15	(0.23)

(a)	Includes the reversal of tax contingencies in the amount of $950,000

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

January 31, 2007, 2006 and 2005

NOTE O — Subsequent Event

On March 9, 2007, the Company completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by the Company, and 2,879,000 shares were sold by certain selling stockholders at a public offering price of $20.00 per share. The Company received net proceeds of $30.8 million from this offering after payment of the underwriting discount. On April 12, 2007, the Company received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares pursuant to the exercise of the underwriters’ overallotment option. The net proceeds received by the Company will be used for general corporate purposes.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions (a)	Balance at end of period
Year ended January 31, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$1,636	$249		$458	$1,427
Reserve for sales allowances (b)	7,807	22,393		16,152	14,048
	$9,443	$22,642		$16,610	$15,475
Year ended January 31, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$1,732	$(182)		$(86)	$1,636
Reserve for sales allowances (b)	4,958	13,003		10,154	7,807
	$6,690	$12,821		$10,068	$9,443
Year ended January 31, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,462	$304		$34	$1,732
Reserve for sales allowances (b)	7,460	4,393		6,895	4,958
	$8,922	$4,697		$6,929	$6,690

(a)	Accounts written off as uncollectible, net of recoveries.
(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1