Form 10-Q
period 2007-04-30
G III APPAREL GROUP LTD /DE/
filed 2007-06-08
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Yes           No

As of June 1, 2007, there were 16,373,779 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2007	April 30, 2006	January 31, 2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,771	$8,198	$12,026
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $13,974, $7,253 and $15,475, respectively	25,613	14,018	60,960
Inventories, net	31,182	28,721	38,111
Prepaid taxes	7,301	5,527	—
Deferred income taxes	5,279	4,101	5,279
Prepaid expenses and other current assets	13,651	13,644	9,753
Total current assets	141,797	74,209	126,129
PROPERTY, PLANT AND EQUIPMENT, NET	5,566	4,331	5,641
DEFERRED INCOME TAXES	2,800	2,415	2,800
GOODWILL	24,758	18,730	25,006
OTHER INTANGIBLES, NET	11,142	14,457	11,971
OTHER ASSETS	1,474	2,407	1,983
	$187,537	$116,549	$173,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	8,147	$7,370	$10,942
Current maturities of obligations under capital leases	195	210	188
Income taxes payable	—	—	2,613
Accounts payable	9,286	7,579	12,430
Contingent purchase price payable	—	1,523	3,989
Accrued expenses	9,186	5,546	14,109
Total current liabilities	26,814	22,228	44,271
NOTES PAYABLE	11,444	20,100	13,143
OTHER NON-CURRENT LIABILITIES	433	582	474
TOTAL LIABILITIES	38,691	42,910	57,888
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized; No shares issued and outstanding in all periods
Common stock – $.01 par value; 40,000,000 shares authorized; 16,734,404, 12,741,325 and 14,530,070 shares issued, respectively	167	127	145
Additional paid-in capital	96,016	36,740	56,686
Retained earnings	53,633	37,742	59,781
	149,816	74,609	116,612
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)
	148,846	73,639	115,642
	$187,537	$116,549	$173,530

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended April 30,
	(Unaudited)
	2007	2006
Net sales	$35,088	$14,389
Cost of goods sold	27,759	13,710
Gross profit	7,329	679
Selling, general and administrative expenses	16,493	14,339
Depreciation and amortization	1,594	1,084
Operating loss	(10,758)	(14,744)
Interest and financing charges, net	265	647
Loss before income taxes	(11,023)	(15,391)
Income tax benefit	(4,575)	(6,541)
Net loss	$(6,448)	$(8,850)
LOSS PER COMMON SHARE:
Basic and Diluted:
Net loss per common share	$(0.42)	$(0.72)
Weighted average number of shares outstanding	15,252,000	12,207,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended April 30,
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net loss	$(6,448)	$(8,850)
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	1,594	1,084
Non-cash stock based compensation	128	59
Deferred financing charges	174
Changes in operating assets and liabilities:
Accounts receivable	35,347	31,733
Inventories, net	6,929	1,674
Income taxes, net	(9,614)	(7,796)
Prepaid expenses and other current assets	(3,898)	(5,800)
Other assets, net	335	289
Accounts payable and accrued expenses	(8,062)	(7,573)
Net cash provided by operating activities	16,485	4,820
Cash flows from investing activities
Capital expenditures	(690)	(289)
Contingent purchase price paid	(3,741)	(1,730)
Net cash used in investing activities	(4,431)	(2,019)
Cash flows from financing activities
Repayment of notes payable	(788)
Repayment of term loan	(3,706)	(1,650)
Payments for capital lease obligations	(39)	(47)
Proceeds from sale of common stock, net	36,547
Proceeds from exercise of stock options	838	63
Tax benefit from exercise of stock options	1,839
Net cash used in financing activities	34,691	(1,634)
Net increase in cash and cash equivalents	46,745	1,167
Cash and cash equivalents at beginning of period	12,026	7,031
Cash and cash equivalents at end of period	$58,771	$8,198
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$204	$607
Income taxes	3,190	3,039

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Discussion

As used in these financial statements, the term ‘‘Company’’ refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three month period ended April 30, 2007 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2007.

Note 2 — Public Offering

On March 9, 2007, the Company completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by the Company, and 2,879,000 shares were sold by certain selling stockholders at a public offering price of $20.00 per share. The Company received net proceeds of $30.5 million from this offering after payment of the underwriting discount and expenses of the offering. On April 12, 2007, the Company received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares of common stock pursuant to the exercise of the underwriters’ overallotment option. The net proceeds received by the Company will be used for general corporate purposes.

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after February 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-based awards that were granted prior to February 1, 2006 will continue to be accounted for in accordance with SFAS 123 and recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in fiscal 2007 and 2006, respectively:

	2007	2006
Expected stock price volatility	48.4%	48.7%
Expected lives of options
Directors and officers	7 years	7 years
Employees	6 years	6 years
Risk-free interest rate	5.0%	3.9%
Expected dividend yield	0%	0%

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

The following table summarizes stock option and warrant activity for the three months ended April 30, 2007:

	Shares	Weighted average exercise price
Options outstanding at beginning of year	1,673,798	$6.16
Exercised	(270,000)	$3.10
Cancelled or forfeited	(23,250)	$4.90
Options outstanding at end of period	1,380,548	$6.78
Exercisable	1,011,448	$6.37

The weighted average remaining term for stock options outstanding was 5.3 years at April 30, 2007. The aggregate intrinsic value at April 30, 2007 was $15.0 million for stock options outstanding and $11.4 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of April 30, 2007, the reporting date.

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

Proceeds received from the exercise of stock options were approximately $838,000 and $63,000 during the three months ended April 30, 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was $4.7 million and $365,000 for the three months ended April 30, 2007 and 2006, respectively. A portion of this amount is currently deductible for tax purposes.

As of April 30, 2007, approximately $1.1 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2013.

Note 4 — Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	April 30, 2007	April 30, 2006	January 31, 2007
	(in thousands)
Finished goods	$27,944	$22,387	$36,098
Work-in-process	309	362	16
Raw materials	2,929	5,972	1,997
	$31,182	$28,721	$38,111

Note 5 — Intangibles

In July 2005, the company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of Marvin Richards and the Winlit Group are entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $3.7 million and $3.3 million have been paid based upon the performance of these divisions with respect to the fiscal years ended January 31, 2007 and 2006, respectively. Goodwill is increased for any earn-out payments made.

Note 6 — Loss per Common Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during each period excluding unvested restricted stock awards that have not met the market condition. Diluted income per share amounts are computed, when applicable, using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock warrants and restricted stock, outstanding during the period.

Note 7 — Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior collateralized credit facility that provided for borrowings in the aggregate principal amount of up to $195 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $183.0 million as of April 30, 2007. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. This condition has been met for the current year. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company’s option at the prime rate less 0.25% or LIBOR plus 2.0%.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. In April 2007, we made a prepayment of $2.0 million for the year ended January 31, 2007. The term loan bears interest, at the Company’s option, at prime plus 0.75% or LIBOR plus 3.0%.

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities and limits annual capital expenditures. As of April 30, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company’s inactive Indonesian subsidiary.

Note 8 — Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). On February 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any ‘‘uncertain tax positions’’ in its Federal income tax return or any of the state income tax returns it is currently filing. As a result of the implementation of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of April 30, 2007, we had no material unrecognized tax benefits

The Company’s policy on classification is to include interest in ‘‘interest and financing charges’’ and penalties in ‘‘selling, general and administrative expense’’ in the accompanying condensed consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions.  U.S. federal income tax returns have been examined through January 31, 2005. In addition, an audit is currently being conducted for New York State for the year ended January 31, 2005.

Note 9 — Segments

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

	Three Months Ended April 30,
	2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$29,845	$5,243	$13,121	$1,268
Cost of goods sold	23,122	4,637	11,237	2,473
Gross profit (loss)	6,723	606	1,884	(1,205)
Selling, general and administrative	13,493	4,594	10,016	5,407
Operating loss	$(6,770)	$(3,988)	$(8,132)	$(6,612)

Included in finished goods inventory at April 30, 2007 are approximately $18.0 million and $9.9 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at April 30, 2006 are approximately $14.7 million and $7.7 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Note 10 — Subsequent Event

On May 24, 2007, the Company entered into an Asset Purchase Agreement with Starlo Fashions, Inc., Jessica Howard, Ltd. and Industrial Cotton, Inc., Robert Glick and Mary Williams, pursuant to which the Company acquired certain assets of the business conducted by Jessica Howard and Industrial Cotton, two affiliated companies. The Company acquired the assets, consisting primarily of inventory, leasehold improvements and trademarks for a total purchase price of approximately $8.1 million.

Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

G-III designs, manufactures and markets an extensive range of outerwear and sportswear, including coats, jackets, pants, suits, dresses and other sportswear items under licensed brands, our own proprietary brands and private retail labels. Our products are distributed through a broad mix of retail partners at a variety of price points. The concentration of sales to our largest customers has increased over the past few years and we expect that our ten largest customers will continue to represent a majority of our sales.

We operate in fashion markets that are highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies, is critical to our success. Although our portfolio of brands and diversification of our product line is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, deliver products in a timely manner and continue to diversify our product portfolio and the markets we serve.

Our outerwear product offerings are the broadest and most developed part of our business. While we continue to seek methods of expanding this product offering, we are also focused on the continued diversification of our product offerings. In January, 2006, we shipped our first women’s suits and in September 2006 we shipped our first dresses, each under the Calvin Klein label. In July 2006, we began shipping to Wal-Mart an urban young men’s and boy’s brand of sportswear that we developed under their Exsto label. During March 2006, we entered into a license agreement with Sean John to design and develop a women’s sportswear line which will begin shipping later this year. We also recently acquired certain assets of two companies that will expand our dress and sportswear capabilities.

On May 24, 2007, we acquired certain assets, including trademarks, inventory and fixed assets, of Jessica Howard, Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products.

The acquired dress operations expand and complement our existing dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our new Jessica Howard division will assist us in seeking additional dress licenses. We also intend to grow the existing Jessica Howard and Eliza J. brands and expand the private label programs to further develop our dress business. Industrial Cotton will add expertise to our junior sportswear business.

This acquisition is consistent with our strategy to expand our product offerings beyond our core outerwear business and increase the portfolio of brands that we offer through different tiers of retail distribution. We believe that this acquisition complements our existing group of licensed brands, G-III owned labels and private label programs.

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

Results of Operations

Three months ended April 30, 2007 compared to three months ended April 30, 2006

Our lowest sales traditionally occur in the first fiscal quarter of the year. Net sales for the three months ended April 30, 2007 increased to $35.1 million from $14.4 million in the same period last year. Net sales of licensed apparel increased to $29.8 million from $13.1 million, primarily as a result of an increase of $14.3 million in net sales of Calvin Klein licensed product. This increase was primarily due to sales of dresses and suits. In last year’s quarter there were limited shipments of women’s suits and no shipments of dresses. Net sales of non-licensed apparel in the three months increased to $5.2 million from $1.3 million, primarily due to sales of Exsto product and increased spring orders in women’s outerwear compared to the prior year. There were no sales of Exsto product in last year’s quarter.

Gross profit increased to $7.3 million, or 20.9% of net sales, for the three month period ended April 30, 2007, from $679,000, or 4.7% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 22.5% in the three month period ended April 30, 2007 compared to 14.4% in the same period last year. Sales of Calvin Klein suits and dresses were the primary reason for the increase in both margin dollars and gross profit as a percentage of sales in our licensed apparel segment. The gross profit percentage in our non-licensed segment was 11.6% in the three month period ended April 30, 2007 compared to a gross loss in the same period last year. The increase in the gross margin is primarily attributable to sales of Exsto product which helped absorb our fixed costs.

Selling, general and administrative expenses increased $2.7 million to $18.1 million in the three month period ended April 30, 2007 from $15.4 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($1.6 million), facility costs ($691,000), depreciation and amortization ($509,000) and advertising and promotion ($363,000). Personnel costs increased primarily due to increased staffing of our Calvin Klein women’s suits and dress divisions and our new sportswear division. In addition, the current quarter’s accrued bonus was higher than in the prior year as a result of strong divisional performance. Facility costs increased primarily as a result of rent and utility costs associated with our new warehouse and the use of third party warehouses to accommodate the increased storage and shipping volume. Depreciation and amortization increased as a result of the acceleration of amortization on leasehold improvements. The leasehold improvements related to office space under a lease that was terminated. Advertising and promotion increased primarily due to sales of Calvin Klein suits and dresses. The amount of advertising required is generally based on a percentage of net sales of licensed product. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition of certain assets of Jessica Howard and Industrial Cotton, as well as the continued expansion of our business.

Interest and finance charges, net for the three-month period ended April 30, 2007 were $265,000 compared to $647,000 for the comparable period last year. Interest expense decreased due to interest income earned on higher average cash balances resulting from our sales of common stock during the past year.

Income tax benefit for the three months ended April 30, 2007 was $4.6 million compared to $6.5 million in the comparable period last year. The effective rate for the current period was 41.5% compared to 42.5% for the comparable prior period. The effective rate is lower in the current period due to a change enacted by New York State with respect to its apportionment factors.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. Historically, the primary sources to meet our cash requirements during the course of a year are short-term borrowings under this credit facility and cash generated from operations. We also raised cash from two offerings of our common stock during the past year. At April 30, 2007, we had cash and cash equivalents of $58.8 million and short-term outstanding borrowings of $777,000 compared to cash and cash equivalents of $8.2 million and no short-term outstanding borrowings at April 30, 2006.

Public Offering

On March 9, 2007, we completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by us, and 2,879,000 shares were sold by certain selling stockholders at a public offering price of $20.00 per share. We received net proceeds of $30.5 million from this offering after payment of the underwriting discount and expenses of the offering. On April 12, 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares of common stock pursuant to the exercise of the underwriters’ overallotment option. The net proceeds received by us will be used for general corporate purposes.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior secured credit facility that provided for borrowings in the aggregate principal amount of up to $195.0 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $183.0 million as of April 30, 2007. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through April 30 each year. We satisfied this requirement for the most recent period. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at our option at the prime rate less 0.25% or LIBOR plus 2.0%.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of April 30, 2007, there were $777,000 of short-term outstanding borrowings compared to no direct borrowings outstanding as of April 30, 2006. Our contingent liability under open letters of credit was approximately $7.1 million as of April 30, 2007 compared to $13.5 million as of April 30, 2006.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000. Payment of quarterly installments began on December 31, 2005, with the remaining balance due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year ending January 31, 2007 to the extent of 50% of excess cash flow, as defined. In the quarter ended April 30, 2007, a mandatory prepayment with respect to the fiscal year ended January 31, 2007 was made in the amount of $2.0 million. The term loan bears interest, at our option, at prime plus 0.75% (9.0% at May 1, 2007) or LIBOR plus 3.0% (8.35% at May 1, 2007). The balance due on the term loan at April 30, 2007 was $18.0 million.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of April 30, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of our assets.

Subsidiary Loan

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of April 30, 2007 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We generated $16.5 million of cash from operating activities during the three months ended April 30, 2007, primarily as a result of a decrease of $35.3 million in accounts receivable and $6.9 million in inventory, offset, in part, by a decrease in our income tax payable and an increase in our prepaid income taxes of $9.6 million, a decrease in accounts payable and accrued expenses of $8.1 million and our net loss of $6.4 million. The decrease in accounts receivable for the three months resulted primarily from the collection of accounts receivable related to net sales in the fourth quarter of fiscal 2007 which were much higher than net sales in the first quarter of fiscal 2008. This is consistent with our seasonal pattern in prior years. The decrease in inventory is a result of closing out year end inventory. This is also consistent with our seasonal pattern of reducing our inventory levels throughout the first quarter. The decrease in accounts payable and accrued expenses is primarily attributable to accrued bonuses ($3.1 million) and accrued royalties ($2.1 million) being paid in the first quarter. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2007 income and the increase in prepaid taxes is a result of the tax benefit recorded for our first quarter 2008 loss.

Cash from Investing Activities

We used $4.4 million of cash in investing activities in the three months ended April 30, 2007. We paid $3.7 million during the quarter in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. All contingent earnouts with respect to fiscal 2007 were paid in the first quarter and there will be no further payments during the remainder of fiscal 2008. The sellers are entitled to earn-out payments through the year ending January 31, 2009. We also used cash for capital expenditures of $690,000 in the three months ended April 30, 2007, primarily for office renovation of our back office space which relocated as a result of a lease termination and the completion of our renovation of our new warehouse facility in South Brunswick, NJ.

Cash from Financing Activities

Cash from financing activities provided $34.7 million in the three months ended April 30, 2007 primarily from net proceeds of $36.5 million from our public offering in March 2007 offset in part by repayments of $4.5 million under our term loan and revolving credit facility. During the three months ended April 30, 2007, we paid our regular installment payment of $1.65 million and were also required to make a prepayment of $2.0 million based on excess cash flow as defined in the loan agreement.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2007 are those that depend most heavily on these judgments and estimates. As of April 30, 2007, there have been no material changes to our critical accounting policies.

Effects of Recently Issued Accounting Pronouncements

On February 1, 2007, we adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109 ‘‘Accounting for Income Taxes.’’  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  The implementation of FIN 48 did not have a material effect on our results of operations or our financial position.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 4.    Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: June 8, 2007	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer
Date: June 8, 2007	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer