Form 10-Q
period 2007-07-31
G III APPAREL GROUP LTD /DE/
filed 2007-09-13
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

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

Yes           No

As of September 1, 2007, there were 16,389,778 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 31, 2007	July 31, 2006	January 31, 2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,672	$728	$12,026
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $15,209, $8,214 and $15,475, respectively	61,016	58,301	60,960
Inventories, net	98,294	81,163	38,111
Prepaid taxes	8,005	7,455	—
Deferred income taxes	5,279	4,101	5,279
Prepaid expenses and other current assets	16,295	13,838	9,753
Total current assets	191,561	165,586	126,129
PROPERTY, PLANT AND EQUIPMENT, NET	5,646	4,255	5,641
DEFERRED INCOME TAXES	2,800	2,430	2,800
GOODWILL	25,899	18,787	25,006
OTHER INTANGIBLES, NET	13,549	13,628	11,971
OTHER ASSETS	1,235	2,468	1,983
	$240,690	$207,154	$173,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$15,245	$48,610	$10,942
Current maturities of obligations under capital leases	10	208	188
Income taxes payable	—	—	2,613
Accounts payable	56,147	44,708	12,430
Contingent purchase price payable	—	—	3,989
Accrued expenses	10,862	7,340	14,109
Total current liabilities	82,264	100,866	44,271
NOTES PAYABLE	9,794	18,450	13,143
OTHER NON-CURRENT LIABILITIES	364	527	474
TOTAL LIABILITIES	92,422	119,843	57,888
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized; No shares issued and outstanding in all periods
Common stock – $.01 par value; 40,000,000 shares Authorized; 16,757,003, 14,364,125 and 14,530,070 shares issued, respectively	167	144	145
Additional paid-in capital	96,322	52,132	56,686
Retained earnings	52,749	36,005	59,781
	149,238	88,281	116,612
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)
	148,268	87,311	115,642
	$240,690	$207,154	$173,530

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	THREE MONTHS ENDED JULY 31,
	(Unaudited)
	2007	2006
Net sales	$83,909	$69,082
Cost of goods sold	61,969	52,249
Gross profit	21,940	16,833
Selling, general and administrative expenses	22,056	17,478
Depreciation and amortization	1,247	1,112
Operating loss	(1,363)	(1,757)
Interest and financing charges, net	147	1,264
Loss before income taxes	(1,510)	(3,021)
Income tax benefit	(626)	(1,284)
Net loss	$(884)	$(1,737)
LOSS PER COMMON SHARE:
Basic and Diluted:
Net loss per common share	$(0.05)	$(0.14)
Weighted average number of shares outstanding	16,376,000	12,756,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	SIX MONTHS ENDED JULY 31,
	(Unaudited)
	2007	2006
Net sales	$118,997	$83,471
Cost of goods sold	89,728	65,959
Gross profit	29,269	17,512
Selling, general and administrative expenses	38,549	31,817
Depreciation and amortization	2,841	2,197
Operating loss	(12,121)	(16,502)
Interest and financing charges, net	412	1,911
Loss before income taxes	(12,533)	(18,413)
Income tax benefit	(5,201)	(7,826)
Net loss	$(7,332)	$(10,587)
LOSS PER COMMON SHARE:
Basic and Diluted:
Net loss per common share	$(0.46)	$(0.85)
Weighted average number of shares outstanding	15,823,000	12,410,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED JULY 31,
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net loss	$(7,332)	$(10,587)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	2,841	2,197
Non-cash stock based compensation	284	175
Deferred financing charges	355	484
Deferred income taxes		(15)
Changes in operating assets and liabilities:
Accounts receivable	(56)	(12,550)
Inventories, net	(56,358)	(50,768)
Income taxes, net	(10,318)	(9,724)
Prepaid expenses and other current assets	(6,542)	(5,994)
Other assets, net	393	(256)
Accounts payable and accrued expenses	40,470	31,350
Net cash used in operating activities	(36,263)	(55,688)
Cash flows from investing activities
Capital expenditures	(1,068)	(499)
Cash paid for acquisition of Jessica Howard/Industrial Cotton	(8,322)
Acquisition of Marvin Richards and Winlit		70
Contingent purchase price paid	(3,741)	(3,380)
Net cash used in investing activities	(13,131)	(3,809)
Cash flows from financing activities
Increase in notes payable, net	6,310	41,240
Repayment of term loan	(5,356)	(3,300)
Payments for capital lease obligations	(288)	(104)
Proceeds from sale of common stock, net	36,514	15,035
Proceeds from exercise of stock options	946	323
Tax benefit from exercise of stock options	1,914	—
Net cash used in financing activities	40,040	53,194
Net increase in cash and cash equivalents	(9,354)	(6,303)
Cash and cash equivalents at beginning of period	12,026	7,031
Cash and cash equivalents at end of period	$2,672	$728
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$189	$1,744
Income taxes	3,190	1,879

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Discussion

As used in these financial statements, the term ‘‘Company’’ refers to G-III Apparel Group, Ltd. and its majority-owned subsidiaries. The results for the three and six month periods ended July 31, 2007 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2007.

Note 2 — Acquisition of Assets of Jessica Howard and Industrial Cotton

In May, 2007, the Company entered into an Asset Purchase Agreement with Starlo Fashions, Inc., Jessica Howard, Ltd. and Industrial Cotton, Inc., Robert Glick and Mary Williams, pursuant to which the Company acquired certain assets of the business conducted by Jessica Howard and Industrial Cotton, two affiliated companies. The Company acquired certain assets of these two companies, consisting primarily of inventory and trademarks. The total consideration paid by the Company in connection with the acquisition was $8.3 million, including associated fees and expenses. The cost to acquire these assets has been preliminarily allocated to the assets according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation has resulted in acquired intangibles in the amount of $4.4 million.

Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on February 1, 2006:

	Three Months ended July 31,		Six Months ended July 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net sales	$92,371	$86,808	$146,866	$124,557
Net loss	(991)	(1,252)	(7,006)	(9,082)
Loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.44)	$(0.71)

The unaudited pro forma results shown above reflect the assumption that the Company would have financed the acquisitions under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred as of February 1, 2006.

The operating results of Jessica Howard/Industrial Cotton have been included in the Company’s financial statements since May 24, 2007, the date of acquisition.

Note 3 — Public Offering

On March 9, 2007, the Company completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by the Company, and 2,879,000 shares were sold by certain selling stockholders, at a public offering price of $20.00 per share. The Company received net proceeds of $30.5 million from this offering after payment of the underwriting discount and expenses of the offering. On April 12, 2007, the Company received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares of common stock pursuant to the exercise of the underwriters’ overallotment option.

Note 4 — Stock Based Compensation

Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, ‘‘Share Based Payment’’ (‘‘SFAS 123R’’). The Company elected to use the modified prospective transition method. Accordingly, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ As a result, the recognition of stock-based compensation expense in prior periods was generally limited to the expense attributed to restricted stock awards.

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in fiscal 2008 and 2007, respectively:

	2008	2007
Expected stock price volatility	48.9%	48.4%
Expected lives of options
Directors and officers	7 years	7 years
Employees	6 years	6 years
Risk-free interest rate	4.8% – 5.0%	5.0%
Expected dividend yield	0%	0%

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

The following table summarizes stock option and warrant activity for the six months ended July 31, 2007:

	Shares	Weighted Average Exercise price
Outstanding at beginning of year	1,673,798	$6.16
Granted	71,000	$18.53
Exercised	(292,600)	3.23
Cancelled or forfeited	(23,250)	4.90
Outstanding at end of period	1,428,948	$7.40
Exercisable	1,004,448	$6.40

The weighted average remaining term for stock options outstanding was 5.3 years at July 31, 2007. The aggregate intrinsic value at July 31, 2007 was $12.5 million for stock options outstanding and $9.8 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of July 31, 2007, the reporting date.

Proceeds received from the exercise of stock options were approximately $946,000 and $323,000 during the six months ended July 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was $5.0 million and $1.2 million for the three months ended July 31, 2007 and 2006, respectively. A portion of this amount is currently deductible for tax purposes.

As of July 31, 2007, approximately $1.6 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2013.

Note 5 — Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	July 31, 2007	July 31, 2006	January 31, 2007
	(in thousands)
Finished goods	$92,469	$74,331	$36,098
Work-in-process	905	693	16
Raw materials	4,920	6,139	1,997
	$98,294	$81,163	$38,111

Note 6 — Intangibles

In July 2005, the company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group are entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $3.7 million and $3.3 million have been paid based upon the performance of these divisions with respect to the fiscal years ended January 31, 2007 and 2006, respectively. Goodwill is increased for any earn-out payments made.

Note 7 — Loss per Common Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during each period excluding unvested restricted stock awards that have not met the market condition. Diluted income per share amounts are computed, when applicable, using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and stock warrants, outstanding during the period.

Note 8 — Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior collateralized credit facility that provided for borrowings in the aggregate principal amount of up to $195 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $181.4 million as of July 31, 2007. The facility consists of a revolving line of credit and a term loan.

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

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year that ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. In April 2007, we made a prepayment of $2.0 million for the year ended January 31, 2007. The term loan bears interest, at the Company’s option, at prime plus 0.75% or LIBOR plus 3.0%.

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities and limits annual capital expenditures. As of July 31, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

Notes payable also includes a foreign note payable ($770,000) by PT Balihides, the Company’s inactive Indonesian subsidiary.

Note 9 — Income Taxes

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

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any ‘‘uncertain tax positions’’ in its Federal income tax return or any of the state income tax returns it is currently filing. As a result of the implementation of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of July 31, 2007, the Company had no material unrecognized tax benefits.

The Company’s policy on classification is to include interest in ‘‘interest and financing charges’’ and penalties in ‘‘selling, general and administrative expense’’ in the accompanying condensed consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. federal income tax returns have been examined through January 31, 2005. In addition, an audit is currently being conducted by New York City for the year ended January 31, 2004.

Note 10 — Segments

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

	THREE MONTHS ENDED JULY 31,
	2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$52,074	$31,835	$41,466	$27,616
Cost of goods sold	37,844	24,125	30,113	22,136
Gross profit	14,230	7,710	11,353	5,480
Selling, general and administrative	15,488	7,815	11,957	6,633
Operating loss	$(1,258)	$(105)	$(604)	$(1,153)

	SIX MONTHS ENDED JULY 31,
	2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$81,919	$37,078	$54,191	$29,280
Cost of goods sold	60,966	28,762	41,115	24,844
Gross profit	20,953	8,316	13,076	4,436
Selling, general and administrative	28,867	12,523	21,941	12,073
Operating loss	$(7,914)	$(4,207)	$(8,865)	$(7,637)

Included in finished goods inventory at July 31, 2007 are approximately $70.6 million and $21.9 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at July 31, 2006 are approximately $51.2 million and $23.1 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year.

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are ‘‘forward-looking statements’’ as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

Our outerwear product offerings constitute the largest portion of our business. We have been engaged in the sale of outerwear throughout our history. While we continue to seek methods of expanding sales of outerwear, we are also focused on the continued diversification of our product offerings. In January 2006, we shipped our first women’s suits and in September 2006 we shipped our first dresses, each under the Calvin Klein label. In July 2006, we began shipping to Wal-Mart an urban young men’s and boy’s brand of sportswear that we developed under their Exsto label. During March 2006, we entered into a license agreement with Sean John to design and develop a women’s sportswear line. We expect to begin shipping the fall line of our Sean John sportswear in our third quarter of this fiscal year.

In May 2007, we acquired certain assets, including trademarks, inventory and fixed assets, of Jessica Howard, Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products. This acquisition is expected to expand our dress and junior sportswear capabilities. In July 2007, we expanded our relationship with Liz Claiborne by adding dresses and women’s suits to our existing women’s outerwear license for the Ellen Tracy label. We anticipate shipping dresses for the Spring 2008 season and suits for the Fall 2009 season.

The recently acquired dress operations expand and complement our existing dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our new Jessica Howard division will assist us in supporting additional dress licenses, such as our recently expanded Ellen Tracy license. We also intend to grow the existing Jessica Howard and Eliza J brands and expand their private label programs to further develop our dress business. This acquisition is consistent with our strategy to expand our product offerings beyond our core outerwear business and increase the portfolio of brands that we offer through different tiers of retail distribution.

We operate our business in two segments, licensed apparel and non-licensed apparel. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under private label brands and our own proprietary brands.

The sale of licensed product has been a key element of our business strategy for many years. We believe that consumers prefer to buy brands they know, and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wider array of products and at a variety of price points. We also believe that brand owners are looking to consolidate the number of licensees they engage to develop product and will continue to look for licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities.

Significant trends that are affecting the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on prominent nationally recognized brand names and their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been continued downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value, and by improving our sourcing capabilities. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels. We also believe that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended July 31, 2007 compared to three months ended July 31, 2006

Net sales for the three months ended July 31, 2007 increased to $83.9 million from $69.1 million in the same period last year. Net sales of licensed apparel increased to $52.1 million from $41.5 million, primarily as a result of an increase of $6.6 million in net sales of Calvin Klein licensed product. This increase was primarily due to sales of dresses which did not ship in the comparable period last year. Net sales of non-licensed apparel in the three months increased to $31.8 million from $27.6 million, primarily due to $9.9 million of sales from the Jessica Howard/Industrial Cotton business we acquired in late May 2007, offset in part by a decrease in sales of private label women’s outerwear.

Gross profit increased to $21.9 million, or 26.1% of net sales, for the three month period ended July 31, 2007, from $16.8 million, or 24.4% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 27.3% for the three month period ended July 31, 2007 compared to 27.4% in the prior comparable period. Sales of Calvin Klein dresses, which did not ship in the prior comparable period, favorably impacted gross profit as a percentage of sales in our licensed apparel segment, offset by lower margins on sales of Calvin Klein suits. The gross profit percentage in our non-licensed segment was 24.2% in the three month period ended July 31, 2007 compared to 19.8% in the same period last year. This percentage was favorably impacted by the reversal of accrued returns in the current year as a result of better sell through at the retail level and improved gross margins on sales of Exsto product as a result of executing our production earlier and reducing our freight costs to import this product.

Selling, general and administrative expenses increased $4.7 million to $23.3 million in the three month period ended July 31, 2007 from $18.6 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($2.9 million), facility costs ($520,000), and advertising and promotion ($445,000). Selling general and administrative expenses increased primarily as a result of the business we acquired in late May 2007. Personnel costs also increased due to increased staffing of our Calvin Klein women’s suits and dress divisions and our new Sean John sportswear division. Facility costs increased primarily as a result of rent and utility costs associated with our new warehouse. Advertising and promotion increased primarily due to sales of Calvin Klein suits and dresses as the amount of spending on advertising that is required under our license agreements is generally based on a percentage of net sales of the licensed product. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition, as well as the continued expansion of our business.

Interest and finance charges, net for the three-month period ended July 31, 2007 were $147,000 compared to $1.3 million for the comparable period last year. Interest expense decreased due to interest income earned on higher average cash balances resulting from our sales of common stock in July 2006 and March 2007.

Income tax benefit for the three months ended July 31, 2007 was $626,000 compared to $1.3 million in the comparable period last year. The effective rate for the current period was 41.5% compared to 42.5% for the comparable prior period. The effective rate is lower in the current period due to a change enacted by New York State with respect to the manner in which our income is allocated to the state for tax purposes.

Six months ended July 31, 2007 compared to six months ended July 31, 2006

Net sales for the six months ended July 31, 2007 increased to $119.0 million from $83.5 million in the same period last year. Net sales of licensed apparel increased to $81.9 million from $54.2 million, primarily as a result of an increase of $20.8 million in net sales of Calvin Klein licensed product. This increase was primarily due to sales of dresses, which did not ship in the comparable period last year, and expanded distribution of women’s suits, which began shipping in January 2006. Net sales of non-licensed apparel in the six months increased to $37.1 million from $29.3 million due to net sales of $9.9 million from the Jessica Howard/Industrial Cotton business we acquired in late May 2007.

Gross profit increased to $29.3 million, or 24.6% of net sales, for the six month period ended July 31, 2007, from $17.5 million, or 21.0% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 25.6% in the six month period ended July 31, 2007 compared to 24.1% in the same period last year. Sales of Calvin Klein dresses, which did not ship in the prior comparable period, was the primary reason for the increase in gross profit as a percentage of sales in our licensed apparel segment. The gross profit percentage in our non-licensed segment was 22.4% in the six month period ended July 31, 2007 compared to 15.2% in the same period last year. This percentage was favorably impacted by the reversal of accrued returns in the current year as a result of better sell through at the retail level, gross margin attributable to sales from the Jessica Howard/Industrial Cotton division and improved gross margins on sales of Exsto product as a result of executing our production earlier and reducing our freight costs to import this product.

Selling, general and administrative expenses increased $7.4 million to $41.4 million in the six month period ended July 31, 2007 from $34.0 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($4.5 million), facility costs ($1.2 million), and advertising and promotion ($800,000). Personnel costs increased primarily due to the additional staff resulting from the business we acquired in late May 2007 and increased staffing of our Calvin Klein women’s suits and dress divisions and our new Sean John sportswear division. Facility costs increased primarily as a result of rent and utility costs associated with our new warehouse and the use of third party warehouses to accommodate the increased storage and shipping volume. Advertising and promotion increased primarily due to sales of Calvin Klein suits and dresses as the amount of spending on advertising that is required under our license agreements is generally based on a percentage of net sales of the licensed product. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition, as well as the continued expansion of our business.

Interest and finance charges, net for the six-month period ended July 31, 2007 were $412,000 compared to $1.9 million for the comparable period last year. Interest expense decreased due to interest income earned on higher average cash balances resulting from our sales of common stock in July 2006 and March 2007.

Income tax benefit for the six months ended July 31, 2007 was $5.2 million compared to $7.8 million in the comparable period last year. The effective rate for the current period was 41.5% compared to 42.5% for the comparable prior period. The effective rate is lower in the current period due to a change enacted by New York State with respect to the manner in which our income is allocated to the state for tax purposes.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. Historically, the primary sources to meet our cash requirements during the course of a year are short-term borrowings under this credit facility and cash generated from operations. We also raised cash from a public offering of our common stock in March 2007 and a private placement of our common stock and warrants to purchase common stock in July 2006. At July 31, 2007, we had cash and cash equivalents of $2.7 million and short-term outstanding borrowings of $15.2 million compared to cash and cash equivalents of $728,000 and short-term outstanding borrowings of $48.6 million at July 31, 2006.

Public Offering

On March 9, 2007, we completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by us, and 2,879,000 shares were sold by certain selling stockholders at a public offering price of $20.00 per share. We received net proceeds of $30.5 million from this offering after payment of the underwriting discount and expenses of the offering. On April 12, 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares of common stock pursuant to the exercise of the underwriters’ overallotment option. A portion of the proceeds was used to fund the acquisition of the Jessica Howard/Industrial Cotton business.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior secured credit facility that provided for borrowings in the aggregate principal amount of up to $195.0 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $181.4 million as of July 31, 2007. The facility consists of a revolving line of credit and a term loan.

The revolving line of credit provides for a maximum line ranging from $45 million to $165 million at specific times during the year, provided that there are no borrowings outstanding for at least 45 days during the period from December 1 through July 31 each year. We satisfied this requirement for the most recent period. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at our option at the prime rate less 0.25% or LIBOR plus 2.0%.

The amount borrowed under the line of credit varies based on our seasonal requirements. As of July 31, 2007, there were $7.9 of short-term outstanding borrowings compared to $41.2 million outstanding as of July 31, 2006. Our contingent liability under open letters of credit was approximately $20.1million as of July 31, 2007 compared to $20.8 million as of July 31, 2006.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000. Payment of quarterly installments began on December 31, 2005, with the remaining balance due on maturity of the loan.

Mandatory prepayments are required under the term loan commencing with the fiscal year that ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. In the quarter ended April 30, 2007, a mandatory prepayment with respect to the fiscal year ended January 31, 2007 was made in the amount of $2.0 million. The term loan bears interest, at our option, at prime plus 0.75% (9.0% at August 1, 2007) or LIBOR plus 3.0% (8.4% at August 1, 2007). The balance due on the term loan at July 31, 2007 was $16.4 million.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of July 31, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of our assets.

Subsidiary Loan

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of July 31, 2007 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We used $36.3 million of cash in operating activities during the six months ended July 31, 2007, primarily as a result of our net loss of $7.3 million and increases of $56.4 million in inventory and $10.3 million in prepaid taxes, offset, in part, by an increase in accounts payable and accrued expenses of $40.5 million. The increases in these operating cash flow items are consistent with our seasonal pattern. We typically have a net loss through our first two fiscal quarters. During the second quarter, we build inventory for the fall shipping season accounting for the increase in inventory and accounts payable. The fall shipping season begins in the latter part of our second quarter. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2007 income and the increase in prepaid taxes is a result of the tax benefit recorded for our loss through the six months ended July 31, 2008. The increase in accounts payable and accrued expenses is attributable to our purchasing activity for the fall season.

Cash from Investing Activities

We used $13.1 million of cash in investing activities in the six months ended July 31, 2007. We used $8.3 million in connection with the acquisition of the Jessica Howard/Indutrial Cotton business. We paid $3.7 million during the quarter in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. All contingent earnouts with respect to fiscal 2007 were paid in the first quarter and there will be no further payments during the remainder of fiscal 2008. The sellers are entitled to earn-out payments through the fiscal year ending January 31, 2009. We also used cash for capital expenditures of $1.1 million in the six months ended July 31, 2007, primarily for renovation of our back office space which was relocated as a result of a lease termination and the completion of our renovation of our new warehouse facility in South Brunswick, NJ.

Cash from Financing Activities

Cash from financing activities provided $40.0 million in the six months ended July 31, 2007 primarily from net proceeds of $36.5 million from our public offering in March 2007 and an increase in net amounts borrowed from our credit facility of $6.3 million offset in part by repayments of $5.4 million under our term loan. During the six months ended July 31, 2007, we paid two installment payments of $1.65 million and were also required to make a prepayment of $2.0 million based on excess cash flow as defined in the loan agreement.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2007 are those that depend most heavily on these judgments and estimates. As of July 31, 2007, there have been no material changes to our critical accounting policies.

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

Item 4.    Submission of Matters to a Vote of Stockholders

(a)	Our Annual Meeting of Stockholders was held on June 7, 2007.

(b)	The following matters were voted on and approved by our stockholders at the Annual Meeting:

(i)	The election of nine directors to serve for the ensuing year. There were no broker non-votes relating to this matter. The following nominees were elected as directors (with our stockholders having voted as set forth below):

Nominee	Votes For	Withheld Authority to Vote
Morris Goldfarb	15,814,517	291,497
Sammy Aaron	15,816,310	289,704
Thomas J. Brosig	15,819,750	286,264
Pieter Deiters	15,828,838	277,176
Alan Feller	15,831,708	274,306
Carl Katz	15,822,460	283,554
Laura H. Pomerantz	15,733,135	372,879
Willem van Bokhorst	15,691,067	414,947
Richard White	13,680,257	2,425,757

(ii)	The approval of an amendment to our 2005 Stock Incentive Plan primarily to increase the number of shares available for issuance under the plan. Our stockholders voted as follows:

FOR:	8,069,766
AGAINST:	6,387,189
ABSTENTIONS:	42,354
BROKER NON-VOTES:	1,606,705

(iii)	The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2008. Our stockholders voted as follows:

FOR:	15,966,528
AGAINST:	131,223
ABSTENTIONS:	8,263
BROKER NON-VOTES:	0

Item 5.    Other Information.

On September 11, 2007, the Compensation Committee and Board of Directors of the Company approved amendments to the Company’s 2005 Stock Incentive Plan that (i) gave the Compensation Committee sole responsibility for matters relating to awards to non-employee directors, (ii) limited the ability to accelerate vesting other than in connection with a change in control or death, disability or retirement, and (iii) added minimum vesting and performance periods applicable to restricted stock and deferred stock awards. A copy of the Plan, as amended in June 2007 and September 2007, is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.    Exhibits.

10.1	Asset Purchase Agreement dated May 24, 2007, by and among the Company, Starlo Fashions, Inc., Jessica Howard, Ltd., Industrial Cotton, Inc., Robert Glick and Mary Williams.[1]
10.2	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan, as amended.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.

(1)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on May 31, 2007, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: September 13, 2007	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer
Date: September 13, 2007	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.2	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan, as amended.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007.