Form 10-Q
period 2007-10-31
G III APPAREL GROUP LTD /DE/
filed 2007-12-14
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Yes     No

As of December 1, 2007, there were 16,419,118 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	October 31, 2007	October 31, 2006	January 31, 2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,461	$5,918	$12,026
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $27,241, $19,840 and $15,475, respectively	181,346	175,940	60,960
Inventories, net	79,881	63,337	38,111
Deferred income taxes	5,279	4,101	5,279
Prepaid expenses and other current assets	7,285	7,463	9,753
Total current assets	279,252	256,759	126,129
PROPERTY, PLANT AND EQUIPMENT, NET	5,721	5,355	5,641
DEFERRED INCOME TAXES	2,800	2,430	2,800
GOODWILL	26,486	18,787	25,006
OTHER INTANGIBLES, NET	12,037	12,799	11,971
OTHER ASSETS	1,151	1,990	1,983
	$327,447	$298,120	$173,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$71,795	$106,485	$10,942
Current maturities of obligations under capital leases		206	188
Income taxes payable	8,799	7,585	2,613
Accounts payable	45,719	41,132	12,430
Contingent purchase price payable	—	—	3,989
Accrued expenses	20,053	14,647	14,109
Total current liabilities	146,366	170,055	44,271
NOTES PAYABLE	8,144	16,800	13,143
OTHER NON-CURRENT LIABILITIES	464	476	474
TOTAL LIABILITIES	154,974	187,331	57,888
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized;
No shares issued and outstanding in all periods
Common stock – $.01 par value; 40,000,000 shares
Authorized; 16,786,343, 14,386,825 and 14,530,070 shares issued, respectively	168	144	145
Additional paid-in capital	96,770	52,352	56,686
Retained earnings	76,505	59,263	59,781
	173,443	111,759	116,612
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)
	172,473	110,789	115,642
	$327,447	$298,120	$173,530

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended October 31,
	(Unaudited)
	2007	2006
Net sales	$271,195	$244,704
Cost of goods sold	190,932	172,360
Gross profit	80,263	72,344
Selling, general and administrative expenses	36,470	29,650
Depreciation and amortization	1,294	1,103
Operating income	42,499	41,591
Interest and financing charges, net	1,892	2,662
Income before income taxes	40,607	38,929
Income tax expense	16,852	15,671
Net income	$23,755	$23,258
INCOME PER COMMON SHARE:
Basic
Net income per share	$1.45	$1.68
Weighted average number of shares outstanding	16,393,000	13,859,000
Diluted
Net income per share	$1.41	$1.59
Weighted average number of shares outstanding	16,850,000	14,613,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Nine Months Ended October 31,
	(Unaudited)
	2007	2006
Net sales	$390,192	$328,175
Cost of goods sold	280,660	238,319
Gross profit	109,532	89,856
Selling, general and administrative expenses	75,019	61,467
Depreciation and amortization	4,135	3,300
Operating income	30,378	25,089
Interest and financing charges, net	2,304	4,573
Income before income taxes	28,074	20,516
Income tax expense	11,651	7,845
Net income	$16,423	$12,671
INCOME PER COMMON SHARE:
Basic
Net income per share	$1.03	$0.98
Weighted average number of shares outstanding	16,015,000	12,898,000
Diluted
Net income per share	$0.99	$0.93
Weighted average number of shares outstanding	16,524,000	13,630,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended October 31,
	(Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$16,423	$12,671
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	4,135	3,300
Non-cash stock based compensation	447	297
Deferred financing charges	533	663
Deferred income taxes		(15)
Changes in operating assets and liabilities:
Accounts receivable	(120,386)	(130,189)
Inventories, net	(37,945)	(32,942)
Income taxes, net	6,486	5,316
Prepaid expenses and other current assets	2,250	381
Other assets, net	517	43
Accounts payable, accrued expenses and other liabilities	39,339	35,081
Net cash used in operating activities	(88,201)	(105,394)
Cash flows from investing activities
Capital expenditures	(1,512)	(1,871)
Acquisition of Jessica Howard/Industrial Cotton	(8,322)
Acquisition of Marvin Richards and Winlit		70
Contingent purchase price paid	(3,741)	(3,380)
Net cash used in investing activities	(13,575)	(5,181)
Cash flows from financing activities
Increase in notes payable, net	62,860	99,115
Repayment of term loan	(7,006)	(4,950)
Payments for capital lease obligations	(303)	(157)
Proceeds from sale of common stock, net	36,514	15,013
Proceeds from exercise of stock options	1,030	441
Tax benefit from exercise of stock options	2,116	—
Net cash provided by financing activities	95,211	109,462
Net decrease in cash and cash equivalents	(6,565)	(1,113)
Cash and cash equivalents at beginning of period	12,026	7,031
Cash and cash equivalents at end of period	$5,461	$5,918
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,110	$3,651
Income taxes	3,056	2,523
Supplemental disclosures of cash flow information:
Fair value of shares issued in connection with the Marvin Richards acquisition		$356

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Discussion

As used in these financial statements, the term ‘‘Company’’ refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and nine month periods ended October 31, 2007 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 — Acquisition of Assets of Jessica Howard and Industrial Cotton

In May 2007, the Company entered into an Asset Purchase Agreement with Starlo Fashions, Inc., Jessica Howard, Ltd. and Industrial Cotton, Inc., Robert Glick and Mary Williams, pursuant to which the Company acquired certain assets of the business conducted by Jessica Howard and Industrial Cotton, two affiliated companies. The Company acquired certain assets of these two companies, consisting of inventory, trademarks and property and equipment. The total consideration paid by the Company in connection with the acquisition was $8.3 million, including associated fees and expenses. The cost to acquire these assets has been preliminarily allocated to the assets according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation has resulted in acquired intangibles in the amount of $4.4 million which includes approximately $1.7 million of goodwill.

Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on February 1, 2006:

	Three Months ended October 31,		Nine Months ended October 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net sales	$271,195	$257,837	$418,061	$382,394
Net income	23,755	22,506	16,749	13,425
Income per share:
Basic	$1.45	$1.62	$1.05	$1.04
Diluted	$1.41	$1.54	$1.01	$0.98

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

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants in fiscal 2008 and 2007, respectively:

	2008	2007
Expected stock price volatility	47.8% – 48.9%	48.4%
Expected lives of options
Directors and officers	7 years	7 years
Employees	6 years	6 years
Risk-free interest rate	4.0% – 5.0%	5.0%
Expected dividend yield	0%	0%

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

The dividend yield is a ratio that estimates the expected dividend payments to shareholders. The Company has not declared a cash dividend and has estimated the dividend yield at 0%.

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

The following table summarizes stock option and warrant activity for the nine months ended October 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,673,798	$6.16
Granted	240,600	$18.44
Exercised	(321,939)	3.20
Cancelled or forfeited	(23,250)	4.90
Outstanding at end of period	1,569,209	$8.67
Exercisable	1,015,609	$6.43

The weighted average remaining term for stock options outstanding was 5.6 years at October 31, 2007. The aggregate intrinsic value at October 31, 2007 was $12.4 million for stock options outstanding and $10.0 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of October 31, 2007, the reporting date.

Proceeds received from the exercise of stock options were approximately $1.0 million and $441,000 during the nine months ended October 31, 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was $5.5 million and $1.2 million for the nine months ended October 31, 2007 and 2006, respectively. A portion of this amount is currently deductible for tax purposes.

As of October 31, 2007, approximately $3.0 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2013.

Note 5 — Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	October 31, 2007	October 31, 2006	January 31, 2007
	(in thousands)
Finished goods	$77,193	$60,179	$36,098
Work-in-process	851	796	16
Raw materials	1,837	2,362	1,997
	$79,881	$63,337	$38,111

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

Note 7 — Income per Common Share

Basic income per share has been computed using the weighted average number of common shares outstanding during each period excluding unvested restricted stock awards that have not met the market condition. Diluted income per share has been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and stock warrants outstanding during the period.

Note 8 — Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior collateralized credit facility that provided for borrowings in the aggregate principal amount of up to $195 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $179.7 million as of October 31, 2007. The facility consists of a revolving line of credit and a term loan.

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

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year that ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. In April 2007, the Company made a prepayment of $2.0 million for the year ended January 31, 2007. The term loan bears interest, at the Company’s option, at prime plus 0.75% or LIBOR plus 3.0%.

The financing agreement requires the Company, among other covenants, to maintain certain earnings, tangible net worth and minimum fixed charge coverage ratios as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities and limits annual capital expenditures. As of October 31, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of the assets of the Company.

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

Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any ‘‘uncertain tax positions’’ in its Federal income tax return or any of the state income tax returns it is currently filing. As a result of the implementation of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. As of October 31, 2007, the Company had no material unrecognized tax benefits.

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

Note 10 — Segments

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three and nine month periods indicated below:

	Three Months Ended October 31,
	2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$192,999	$78,196	$141,604	$103,100
Cost of goods sold	132,256	58,676	93,806	78,554
Gross profit	60,743	19,520	47,798	24,546
Selling, general and administrative, including depreciation and amortization	27,063	10,701	20,550	10,203
Operating income	$33,680	$8,819	$27,248	$14,343

	Nine Months Ended October 31,
	2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$274,917	$115,275	$197,616	$130,559
Cost of goods sold	193,222	87,438	136,940	101,379
Gross profit	81,695	27,837	60,676	29,180
Selling, general and administrative, including depreciation and amortization	55,931	23,223	44,060	20,707
Operating income	$25,764	$4,614	$16,616	$8,473

Included in finished goods inventory at October 31, 2007 are approximately $56.4 million and $20.8 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at October 31, 2006 are approximately $41.4 million and $18.8 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

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

Our outerwear product offerings constitute the largest portion of our business. We have been engaged in the sale of outerwear throughout our history. While we continue to seek methods of expanding sales of outerwear, we are also focused on the continued diversification of our product offerings. In January 2006, we shipped our first women’s suits and in September 2006 we shipped our first dresses, each under the Calvin Klein label. In July 2006, we began shipping to Wal-Mart an urban young men’s and boy’s brand of sportswear that we developed under their Exsto label. During March 2006, we entered into a license agreement with Sean John to design and develop a women’s sportswear line. We began shipping Sean John women’s sportswear in our first quarter of this fiscal year.

In May 2007, we acquired certain assets, including trademarks, inventory, and property and equipment of Jessica Howard, Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products. This acquisition is expected to expand our dress and junior sportswear capabilities. In July 2007, we expanded our relationship with Liz Claiborne by adding dresses and women’s suits to our existing women’s outerwear license for the Ellen Tracy label. We anticipate shipping dresses for the Spring 2008 season and suits for the Fall 2009 season.

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

Results of Operations

Three months ended October 31, 2007 compared to three months ended October 31, 2006

Net sales for the three months ended October 31, 2007 increased to $271.2 million from $244.7 million in the same period last year. Net sales of licensed apparel increased to $193.0 million from $141.6 million in the same period last year, primarily as a result of an increase in net sales of Calvin Klein ($24.3 million), Kenneth Cole ($17.1 million) and Guess ($7.4 million) licensed product. This increase was primarily due to increased sales of women’s and men’s outerwear. Net sales of non-licensed apparel in the three months decreased to $78.2 million from $103.1 million in the same period last year, primarily due to the loss of women’s and men’s private label outerwear programs with several customers and a shift by some customers to purchasing our licensed product instead of purchasing our non-licensed product. This decrease in net sales of non-licensed apparel was offset, in part, by $17.5 million of net sales from the Jessica Howard/Industrial Cotton business we acquired in late May 2007, all of which constituted sales of proprietary brands or private label product.

Gross profit increased to $80.3 million for the three months ended October 31, 2007 from $72.3 million in the same period last year. The gross profit percentage of 29.6% was the same for both three month periods. The gross profit percentage in our licensed apparel segment decreased to 31.5% for the three month period ended October 31, 2007 compared to 33.8% in the prior comparable period. The decrease in the gross margin percentage for licensed apparel is primarily due to low margins on sales of Sean John sportswear and Calvin Klein suits. Sales of Sean John sportswear were not sufficient to cover fixed costs associated with this new line and the gross margin on Calvin Klein women’s suits declined as the retail environment for this product category has weakened. The gross profit percentage in our non-licensed segment increased to 25.0% in the three month period ended October 31, 2007 compared to 23.8% in the same period last year. This percentage was favorably impacted by improved gross margins on sales of Exsto product as a result of executing our production earlier and reducing our freight costs to import this product.

Selling, general and administrative expenses increased $6.8 million to $36.5 million in the three months ended October 31, 2007 from $29.7 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($3.4 million), advertising and promotion ($1.6 million) and facility costs ($712,000). Personnel expenses and facility costs increased primarily as a result of the business we acquired in May 2007. Personnel costs also increased due to increased staffing of our Calvin Klein women’s suits and dress divisions and our new Sean John sportswear division. Advertising and promotion increased primarily due to the increase in net sales of licensed product as the amount of spending on advertising that is required under our license agreements is generally based on a percentage of net sales. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition, as well as the continued expansion of our business.

Depreciation and amortization increased to $1.3 million in the three months ended October 31, 2007 from $1.1 million in the comparable period last year primarily as a result of the amortization of intangibles from the Jessica Howard/Industrial Cotton acquisition.

Interest and finance charges, net for the three-months ended October 31, 2007 were $1.9 million compared to $2.7 million for the comparable period last year. Interest expense decreased due to lower average borrowings in the current quarter resulting from the use of proceeds from our sale of common stock in March 2007.

Income tax expense for the three months ended October 31, 2007 was $16.9 million compared to $15.7 million in the comparable period last year. The effective rate for the current period was 41.5% compared to 40.3% for the comparable prior period. The effective rate was lower in the prior comparable period due to a reversal of tax reserves of approximately $950,000 as a result of the completion of a Federal income tax audit.

Nine months ended October 31, 2007 compared to nine months ended October 31, 2006

Net sales for the nine months ended October 31, 2007 increased to $390.2 million from $328.2 million in the same period last year. Sales of licensed product in the nine months ended October 31, 2007 accounted for 70.5% of our net sales compared to 60.2% of our net sales in the comparable period last year as net sales of licensed apparel increased to $274.9 million from $197.6 million. This increase in net sales of licensed apparel was primarily the result of an increase in net sales of Calvin Klein ($45.1 million), Kenneth Cole ($16.7 million) and Guess ($11.6 million) licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits and dresses. Dresses began shipping in the third quarter of our prior fiscal year and women’s suits began shipping in January 2006. The Kenneth Cole and Guess licensed product consists of men’s and women’s outerwear.. Net sales of non-licensed apparel in the nine months decreased to $115.3 million from $130.6 million, primarily due to the loss of women’s and men’s private label outerwear programs with several customers and a shift by some customers to purchasing our licensed product instead of purchasing our non-licensed product. This decrease in net sales of non-licensed apparel was offset, in part, by $27.4 million of net sales from the Jessica Howard/Industrial Cotton business we acquired in late May 2007, all of which constituted sales of proprietary brands or private label product.

Gross profit increased to $109.5 million, or 28.1% of net sales, for the nine months ended October 31, 2007, from $89.9 million, or 27.4% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment was 29.7% in the nine month period ended October 31, 2007 compared to 30.7% in the same period last year. The decrease in the gross margin percentage for licensed apparel is primarily due to low margins on sales of Sean John sportswear and Calvin Klein suits. Sales of Sean John sportswear were not sufficient to cover fixed costs associated with this new line and the gross margin on Calvin Klein women’s suits declined as the retail environment for this product category has weakened. The gross profit percentage in our non-licensed segment was 24.1% in the nine month period ended October 31, 2007 compared to 22.4% in the same period last year. This percentage was favorably impacted by improved gross margins on sales of Exsto product as a result of executing our production earlier and reducing our freight costs to import this product.

Selling, general and administrative expenses increased $13.5 million to $75.0 million in the nine months ended October 31, 2007 from $61.5 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($7.9 million), advertising and promotion ($2.4 million), facility costs ($1.9 million) and design and product development costs ($1.1 million). Personnel costs increased primarily due to the additional staff resulting from the business we acquired in late May 2007 and increased staffing of our Calvin Klein women’s suits and dress divisions and our new Sean John sportswear division. Advertising and promotion increased primarily due to sales of Calvin Klein suits and dresses as the amount of spending on advertising that is required under our license agreements is generally based on a percentage of net sales of the licensed product. Facility costs increased primarily as a result of third party warehousing and rent associated with the business acquired in May 2007 and rent and utility costs associated with our new warehouse. Design and product development costs increased as a result of costs associated with developing our new dress and sportswear businesses. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition, as well as the continued expansion of our business.

Depreciation and amortization increased to $4.1 million in the nine months ended October 31, 2007 from $3.3 million in the comparable period last year primarily as a result of the acceleration of amortization on leasehold improvements ($439,000) and the amortization of intangibles from the Jessica Howard/Industrial Cotton acquisition ($161,000). The leasehold improvements related to office space under a lease that was terminated.

Interest and finance charges, net for the nine-months ended October 31, 2007 were $2.3 million compared to $4.6 million for the comparable period last year. Interest expense decreased due to interest income earned on higher average cash balances in the beginning of the fiscal year and lower average borrowings during our third fiscal quarter resulting from the use of proceeds from our sales of common stock in July 2006 and March 2007.

Income tax expense for the nine months ended October 31, 2007 was $11.7 million compared to $7.8 million in the comparable period last year. The effective rate for the current period was 41.5% compared to 38.2% for the comparable prior period. The effective rate was lower in the prior comparable period due to a reversal of tax reserves of approximately $950,000 as a result of the completion of a Federal income tax audit.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. Historically, the primary sources to meet our cash requirements during the course of a year are short-term borrowings under this credit facility and cash generated from operations. We also raised cash from a public offering of our common stock in March 2007 and a private placement of our common stock and warrants to purchase common stock in July 2006. At October 31, 2007, we had cash and cash equivalents of $5.5 million and outstanding short-term borrowings of $71.8 million compared to cash and cash equivalents of $5.9 million and outstanding short-term borrowings of $106.5 million at October 31, 2006.

Public Offering

On March 9, 2007, we completed a public offering of 4,500,000 shares of common stock, of which 1,621,000 shares were sold by us and 2,879,000 shares were sold by certain selling stockholders, at a public offering price of $20.00 per share. We received net proceeds of $30.5 million from this offering after payment of the underwriting discount and expenses of the offering. On April 12, 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares of common stock pursuant to the exercise of the underwriters’ overallotment option. A portion of the proceeds was used to fund the acquisition of the Jessica Howard/Industrial Cotton business.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which expires on July 11, 2008, is a senior secured credit facility that provided for borrowings in the aggregate principal amount of up to $195.0 million. As a result of required principal payments under the term loan portion of this facility, the maximum aggregate principal amount of borrowings was $179.7 million as of October 31, 2007. The facility consists of a revolving line of credit and a term loan.

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

The amount borrowed under the line of credit varies based on our seasonal requirements. As of October 31, 2007, there were $64.4 of short-term outstanding borrowings compared to $99.1 million outstanding as of October 31, 2006. Our contingent liability under open letters of credit was approximately $13.6 million as of October 31, 2007 compared to $16.4 million as of October 31, 2006.

The term loan in the original principal amount of $30 million is payable over three years with eleven quarterly installments of principal in the amount of $1,650,000. Payment of quarterly installments began on December 31, 2005, with the remaining balance due on maturity of the loan. Mandatory prepayments are required under the term loan commencing with the fiscal year that ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. In the quarter ended April 30, 2007, a mandatory prepayment in the amount of $2.0 million was made with respect to the fiscal year ended January 31, 2007. The term loan bears interest, at our option, at prime plus 0.75% (8.25% at November 1, 2007) or LIBOR plus 3.0% (7.9% at November 1, 2007). The balance due on the term loan at October 31, 2007 was $14.7 million.

The financing agreement requires us, among other things, to maintain tangible net worth at specified levels, achieve specified earnings before interest, taxes, depreciation and amortization and maintain minimum fixed charge coverage ratios as defined. It also limits capital expenditures and payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of October 31, 2007, we were in compliance with these covenants. The financing agreement is collateralized by all of our assets.

Subsidiary Loan

PT Balihides, our inactive Indonesian subsidiary, had a separate credit facility with an Indonesian bank. In December 2002, we closed the manufacturing facility operated by this subsidiary. The notes payable under this facility represent borrowings as of October 31, 2007 of approximately $770,000. The loan is collateralized by the property, plant, and equipment of this subsidiary. No other G-III entity has guaranteed this loan. We continue to be in discussions with the bank regarding settlement of this debt.

Cash from Operating Activities

We used $88.2 million of cash in operating activities during the nine months ended October 31, 2007, primarily as a result of increases of $120.4 million in accounts receivable and $37.9 million in inventory, offset, in part, by an increase in accounts payable and accrued expenses of $39.3 million and our net income of $16.4 million. The increases in these operating cash flow items are consistent with our seasonal pattern. Our accounts receivable increased because a majority of our sales occur during our fall shipping season. The increase in inventory is a result of anticipated fourth quarter orders which constitutes the latter part of our fall shipping season. It also includes inventory for our less seasonal sportswear businesses. The increase in accounts payable and accrued expenses is primarily attributable to our increased purchasing activity for the fall season.

Cash from Investing Activities

We used $13.6 million of cash in investing activities in the nine months ended October 31, 2007. We used $8.3 million in connection with the acquisition of the Jessica Howard/Industrial Cotton business. We paid $3.7 million during the period in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. All contingent earnouts with respect to fiscal 2007 were paid in the first quarter and there will be no further payments under these earnouts during the remainder of fiscal 2008. The sellers are entitled to contingent payments based on the operating results of those two businesses in the fiscal years ending January 31, 2008 and 2009. We also used cash for capital expenditures of $1.5 million in the nine months ended October 31, 2007, primarily for renovation of our back office space which was relocated as a result of a lease termination and the completion of our renovation of our new warehouse facility in South Brunswick, NJ.

Cash from Financing Activities

Cash from financing activities provided $95.2 million in the nine months ended October 31, 2007 primarily from net proceeds of $36.5 million from our public offering in March 2007 and an increase in net amounts borrowed from our credit facility of $62.9 million offset, in part, by repayments of $7.0 million under our term loan. During the nine months ended October 31, 2007, we paid three installment payments of $1.65 million under our term loan and were also required to make a prepayment of $2.0 million based on excess cash flow as defined in the loan agreement.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2007 are those that depend most heavily on these judgments and estimates. As of October 31, 2007, there have been no material changes to our critical accounting policies.

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

Item 6.    Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: December 14, 2007	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer
Date: December 14, 2007	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.