Form 10-K
period 2008-01-31
G III APPAREL GROUP LTD /DE/
filed 2008-04-15
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-18183

G-III APPAREL GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	41-1590959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
512 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 403-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer      Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of July 31, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $194,652,969.

The number of outstanding shares of the registrant’s Common Stock as of April 10, 2008 was 16,478,979.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 6, 2008, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.    BUSINESS.

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2008 is referred to as ‘‘fiscal 2008’’. Our Internet address is ‘‘www.g-iii.com’’.

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II-‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

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

We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and through entering into license agreements for new brands or for additional products under previously licensed brands. We have made four acquisitions since July 2005, each of which has helped to broaden our product offerings and expand our ability to serve different tiers of distribution.

In July 2005, we acquired the business of Marvin Richards and the operating assets of Winlit Group, Ltd. As a result of the Marvin Richards acquisition, we added licenses for men’s and women’s outerwear under the Calvin Klein brand name and acquired Marvin Richards’ own proprietary labels. As a result of acquiring Winlit’s assets, we added licenses for men’s and women’s outerwear under the Guess? brand, women’s outerwear under the Ellen Tracy brand and men’s leather outerwear under the Tommy Hilfiger brand. We also acquired Winlit’s own proprietary labels. In addition, we added significant management, merchandising, manufacturing and design expertise as a result of these acquisitions.

In May 2007, we acquired the operating assets of Jessica Howard Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of an assortment of junior denim products.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label for the Fall 2006 season. We believe that our expanded dress capabilities will assist us in seeking additional dress licenses. We added to our dress business in July 2007 when we expanded our license with Ellen Tracy to include dresses. We also intend to grow the existing Jessica Howard and Eliza J. brands and expand private label programs to further develop our dress business. Industrial Cotton added expertise to our junior sportswear business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we have added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand.

These acquisitions are consistent with our strategy to expand our product offerings beyond our core outerwear business and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution. We believe that these acquisitions complement our other licensed brands, G-III owned brands and private label programs.

In addition to the licensed brands we added to our portfolio as a result of our acquisition of Andrew Marc, in July 2007, we expanded our women’s outerwear license with Ellen Tracy to include dresses and suits. Dresses commenced deliveries for the Spring 2008 season and suits are planned to begin shipping for the Fall 2009 season. In December 2007, we also expanded our relationship with Calvin Klein by adding a license for women’s performance wear to our existing licenses for women’s outerwear, men’s outerwear, dresses and women’s suits. We began limited shipments of this product for the Spring 2008 season and expect a complete roll-out for the Fall 2008 season.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel, including, among others, under the Calvin Klein, Sean John, Kenneth Cole, Cole Haan, Guess?, Jones New York, Nine West, Ellen Tracy, House of Deréon, IZOD, Tommy Hilfiger, Levi’s and Dockers brands. We also have sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

We work with leading retailers, such as Macy’s, Wal-Mart, JC Penney and Kohl’s, in developing product lines to be sold under their own proprietary private labels. We also produce apparel under our own proprietary brands, including, among others, Andrew Marc, Marc New York, Marvin Richards, G-III, Jessica Howard, Eliza J., Industrial Cotton, Black Rivet, Siena Studio, Colebrook, G-III by Carl Banks, Winlit, NY 10018 and La Nouvelle Renaissance.

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

Competitive Strengths

Our broad portfolio of high-profile brands combined with our extensive distribution relationships position us for growth. We intend to capitalize on the following competitive strengths in order to achieve our goal of creating an all-season diversified apparel company:

Broad portfolio of recognized brands.    We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed apparel. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers, including Macy’s, Wal-Mart, JC Penney and Kohl’s, to select us as a designer and manufacturer for their private label programs. We currently market apparel under the following licensed and proprietary brand names:

Women’s	Men’s	Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Kenneth Cole NY	Kenneth Cole NY	National Basketball Association
Reaction Kenneth Cole	Reaction Kenneth Cole	National Hockey League
Sean John	Sean John	Touch by Alyssa Milano
Cole Haan	Cole Haan	Collegiate Licensing Company
Guess	Guess
Guess?	Guess?
House of Deréon	IZOD
Jones New York	Tommy Hilfiger
Nine West	Levi’s
Ellen Tracy	Dockers
Company Ellen Tracy
IZOD
Levi’s
Dockers
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York
G-III	G-III
Black Rivet	Black Rivet
Marvin Richards	Colebrook
Winlit	Winlit
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

Superior design, sourcing and quality control.    Our in-house design and merchandising team of over 100 professionals designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a 35-person quality control team and a 25-person sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control.

Leadership position in the outerwear wholesale business.    As one of the largest outerwear wholesalers, we are widely recognized within the apparel industry for our high-quality and well-designed products. We believe that our acquisition of Andrew Marc should reinforce our leadership position in the outerwear business. Our knowledge of the outerwear business and our industry-wide reputation provide us with an advantage when we are competing for outerwear licenses and private label business. We are known for our leather manufacturing expertise, a skill that has given us another competitive advantage in the outerwear market. Our expertise and reputation in designing, manufacturing and marketing outerwear have enabled us to build strong customer relationships and to expand into women’s suits, dresses and other product categories.

Experienced management team.    Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer and son of our founder, has been with us for 35 years, Jeanette Nostra, our President, has been with us for over 25 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for ten years. In 2005, we added significant management, merchandising, manufacturing and design expertise as a result of our acquisition of the Marvin Richards and Winlit businesses. The principals of those businesses, Sammy Aaron and David Winn, each have more than 25 years experience in the apparel industry. The experience, expertise and depth of our management team have enabled us to implement new initiatives in new product categories with existing licensors, such as Calvin Klein and Ellen Tracy.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute new initiatives.    We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependency on our third fiscal quarter for the majority of our net sales and substantially all of our net income. We have initiated the following product diversification efforts, each of which we believe has significant revenue potential:

•	We expanded our relationship with Calvin Klein, one of the most recognized fashion brands in the United States, in August 2005 to include a license for women’s suits. We began to ship this line to department and specialty stores in January 2006.

•	We further expanded our relationship with Calvin Klein in April 2006 to include a license for women’s dresses and began shipping this line to department and specialty stores for the Fall 2006 season. In December 2007, we added a license for Calvin Klein women’s performance wear. We began limited shipments of this product for the Spring 2008 season and expect a complete rollout for the Fall 2008 season.

•	Our acquisition of Andrew Marc in February 2008 added a strong proprietary brand to our portfolio. In addition to men’s and women’s outerwear, Andrew Marc sells handbags. We believe the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand.

Continue to grow our outerwear business.    We have been a leader in the outerwear business for many years and believe there is significant growth potential for us in this category. Specifically, our Calvin Klein men’s and women’s outerwear businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. In February 2008, our acquisition of Andrew Marc added a well know proprietary brand in the men’s and women’s outerwear market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands.

Extend our new product categories to additional brands.    We have been able to leverage our expertise and experience in the outerwear business to expand our licenses to new product categories such as women’s suits, dresses and sportswear. Most recently, we added a license for Calvin Klein women’s performance wear and acquired the Andrew Marc handbag business. We will attempt to expand our distribution of products in these and other categories under licensed brands, private label brands and our own brands.

Seek attractive acquisitions.    We plan to continue to pursue acquisitions of complementary product lines and businesses, which could include wholesale and retail opportunities. In July 2005, we acquired two businesses, Marvin Richards and Winlit, both of which added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy and Tommy Hilfiger, to our expanding brand portfolio. In addition, each of these companies has recognized proprietary labels and significant private label programs. In May 2007, we acquired the Jessica Howard/Industrial Cotton dress and sportswear business. In February 2008, we acquired Andrew Marc, which added to our portfolio two well-known proprietary brands, Andrew Marc and Marc New York, as well as licenses for the Levi’s and Dockers brands. These acquisitions have increased our portfolio of licensed and proprietary brands and allowed us to realize economies of scale. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, women’s suits and dresses, and sportswear. We sell products under licensed brands, our own brands and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different tiers of distribution. Our women’s licensed apparel includes products that sell at retail prices generally ranging from $100 for sportswear items to $800 for outerwear, with some of this product selling for up to $2,800. Our men’s licensed apparel consists of garments that generally sell at retail prices ranging from $50 for sportswear items to $800 for outerwear, with some of this product selling for up to $2,000.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Andrew Marc line of women’s and men’s luxury outerwear is sold to upscale department and specialty retail stores. The Marc NY line of women’s and men’s better priced and bridge outerwear is sold to mid and upper tier stores. The Black Rivet, Colebrook, Marvin Richards, Winlit and NY 10018 lines of women’s apparel consist of moderately priced women’s outerwear and sportswear. Products in our men’s outerwear lines, primarily consisting of leather outerwear, sold under the G-III, Colebrook and Winlit labels. Siena Studio, LNR and La Nouvelle Renaissance, our bridge-priced lines of women’s leather and textile apparel, primarily consist of jackets, skirts and related sportswear separates. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores. Industrial Cotton is a junior sportswear business that primarily markets and sells junior denim products.

We also work with retail chains, such as Macy’s, Wal-Mart, Sam’s Club, JC Penney and Kohl’s, in developing product lines sold under their own proprietary private labels. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past fifteen years.

As a result of our acquisition of Andrew Marc in February 2008, we added licenses for Levi’s and Dockers. During the past year, we expanded our license with Ellen Tracy to include women’s suits and dresses and added a new license with Calvin Klein for women’s performance wear. In January 2008, we and Sean John agreed to terminate our license for Sean John women’s sportswear.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends:

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2010	December 31, 2015
Calvin Klein (Women’s outerwear)	December 31, 2008	December 31, 2013
Calvin Klein (Women’s dresses)	December 31, 2011	December 31, 2016
Calvin Klein (Women’s suits)	December 31, 2011	None
Calvin Klein (Women’s performance wear)	December 31, 2012	December 31, 2017
Cole Haan (Men’s and women’s outerwear)	January 31, 2010	January 31, 2012
Ellen Tracy/Company Ellen Tracy (Women’s outerwear, dresses and suits)	December 31, 2010	December 31, 2012
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2009	None
IZOD (Men’s and women’s outerwear)	December 31, 2008	None
Jones New York (Women’s outerwear)	January 31, 2009	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2008	December 31, 2012
Nine West (Women’s outerwear)	January 31, 2011	None
Sean John (Men’s outerwear)	January 31, 2010	None
Sean John (Women’s outerwear)	December 31, 2010	December 31, 2023
Tommy Hilfiger (Men’s outerwear)	March 31, 2009	None
Levi’s (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Dockers (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Sports Licenses
Collegiate Licensing Company	March 31, 2010
Major League Baseball	October 31, 2010	None
National Basketball Association	September 30, 2009	None
National Football League	March 31, 2010	None

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

Our ability to renew the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with all of the terms of the agreement. Other criteria may also impact our ability to renew a license. As a result, we cannot be sure that we will be able to renew a license agreement when it expires if we desire to do so. We believe that brand owners are looking to consolidate the number of licensees they engage to develop product and to choose licensees who have a successful track record of developing brands. We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under well-known labels and broaden the markets that we serve.

Revenues from the sale of licensed products accounted for 70.3% of our net sales during fiscal 2008 compared to 63.0% of our net sales in fiscal 2007 and 60.8% of our net sales in fiscal 2006.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia and Eastern Europe. A small portion of our garments is manufactured in the United States.

In 2006, we completed the transition from a branch office in Korea to two representative offices in Qingdao and Hangzhou, China. As a result, we closed our branch office in Korea that had acted as a liaison between us and manufacturers in the Far East. Because a majority of our production is being sourced in China, we believe it is more efficient to provide the liaison functions in closer proximity to where the manufacturing occurs. Our China offices perform the functions that had previously been performed in Korea. At January 31, 2008, we had 42 employees in our Hangzhou office and 31 employees in our Qingdao office.

G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. Liaison office personnel assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we have an office in Hong Kong. The Hong Kong office also supports third party production of products on a commission-fee basis that we arrange as agent directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2008, the Hong Kong office employed five persons.

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

Sales to Macy’s (formerly known as Federated Department Stores) accounted for an aggregate of 19.0% of our net sales in fiscal 2006, 18.5% of our net sales in fiscal 2007 and 18.9% of our net sales in fiscal 2008. Macy’s completed the acquisition of May Department Store Company in August 2005. Sales to Macy’s in fiscal 2006 include sales to the Macy’s, Lord & Taylor and Marshall Fields retail chains that were part of the combined Macy’s and May. Sales to Macy’s in fiscal 2007 do not include sales to Lord & Taylor, which was sold by Macy’s during that period. The loss of Macy’s, or a significant reduction in purchases by Macy’s, could have a material adverse effect on our results of operations.

Sales to the Sam’s Club and Wal-Mart divisions of Wal-Mart Stores, Inc. accounted for an aggregate of 13.2% of our net sales in fiscal 2006, 11.9% of our net sales in fiscal 2007 and 5.8% of our net sales in fiscal 2008. Sales to our 10 largest customers accounted for 59.7% of our net sales in fiscal 2008 compared to 61.0% of our net sales in fiscal 2007.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 1% of our net sales in fiscal 2008.

G-III’s products are sold primarily through a direct sales force that consisted of 67 employees as of January 31, 2008. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative advertising programs with retailers. We believe we have developed brand awareness of our own labels primarily through our reputation, consumer acceptance and the fashion press. With the acquisition of the Andrew Marc brand, we expect to increase advertising expenditures for our own brands.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 75% of our net sales in fiscal 2008, 81% of our net sales in fiscal 2007 and 82% of our net sales in fiscal 2006. Andrew Marc, which was acquired in February 2008, experiences similar seasonality to our outerwear business. As such, the July through November time frame is expected to continue to represent a disproportionate amount of our net sales and net income.

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

Trademarks

Several trademarks owned by us have been granted federal trademark protection through registration with the U.S. Patent and Trademark Office, including G-III, G-III (& Design), G-III Sports By Carl Banks & Design, J.L. Colebrook, JLC, Colebrook & Co., American Classics By Colebrook, Black Rivet, Black Rivet & Design [lower diamond], Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], ColeB Co. (& Design), Diamondfit, Eliza J. Jessica Howard, La Nouvelle Renaissance, LNR, LNR (Stylized), Marvin Richards, Marvin Richards (& Design), Marvin Richards (Sylized), M R Apparel Group, Nine Rivets, NY 10018, Siena, Siena Studio, Sports 58 (& Design), Studio 512, Winlit and Winlit (Stylized). We have applications for several additional marks pending before the U.S. Patent and Trademark Office, including the trademarks we acquired from Andrew Marc.

We have trademark registration for G-III in Canada, the European Union, France and Mexico, for Black Rivet in Canada, for BR (& Design) in the European Union and Russia, for J.L. Colebrook in Canada, France, United Kingdom, Mexico and the European Union, for J.L.C. (& Design) and JLC (& Design) in Canada, and for Marvin Richards, J.Percy Sport and J. Percy for Marvin Richards in the United Kingdom. We also have applications for several additional marks in Canada.

We acquired several trademarks registrations, including ANDREW MARC, ANDREW MARC INTERACTIVE (& Design), ANDREW MARC NEW YORK, M ANDREW MARC (& Design), and MARC NEW YORK ANDREW MARC, upon our acquisition of Andrew Marc. We have pending U.S. applications for MARC NEW YORK. We also acquired ANDREW MARC trademark registrations in Japan. We have applications pending for ANDREW MARC and MARC NEW YORK in China, the European Union, Japan and Russia.

Although we regard our trademarks as valuable assets and intend to vigorously enforce our trademark rights, we do not believe that any failure to obtain federal trademark registrations for which we have applied would have a material adverse effect on us.

Employees

As of January 31, 2008, we had 573 full-time employees, of whom 91 worked in executive or administrative capacities, 201 worked in design, merchandising and sourcing, 214 worked in warehouse and distribution facilities, and 67 worked in sales. As a result of the Andrew Marc acquisition, in February 2008, we added over 140 employees with varying responsibilities. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

We are a party to agreements with two labor unions. One agreement covers approximately 143 of our full-time employees as of January 31, 2008. This agreement, which is currently in effect through October 31, 2008, automatically renews on an annual basis thereafter unless terminated by us or the union prior to September 1 of that year. The other agreement covers approximately 12 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2008.

Recent Development

On April 9, 2008, our Board of Directors approved amendments of Section 8 of Article III and Section 1 of Article IV of our By-Laws. The amendments revised the notice procedure for calling meetings of directors and provided for notice to be given by private carrier, orally, facsimile, email or other electronic communication.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	57	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	48	Vice Chairman, President – Marvin Richards Division, Director
Jeanette Nostra	56	President
Wayne S. Miller	50	Chief Operating Officer and Secretary
Neal S. Nackman	48	Chief Financial Officer and Treasurer
Deborah Gaertner	53	Group President – G-III Women’s Leather Fashions

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

Jeanette Nostra became our President in April 1997. In March 2008, Ms. Nostra added the role of President of our Andrew Marc division. She was our Executive Vice President from March 1992 until April 1997. Ms. Nostra’s responsibilities for G-III include sales, marketing, merchandising, product development and public relations for selected licensed fashion brands. We have employed Ms. Nostra since 1981.

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

Deborah Gaertner became Group President-G-III Women’s in March 2008. She had been Vice President – Women’s Division since March 1992. Ms. Gaertner is responsible for sales and marketing of certain of our women’s apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

Carl Katz, one of our directors, and Jeanette Nostra are married to each other.

ITEM 1A.    RISK FACTORS.

We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Operations

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2008, revenues from the sale of licensed product accounted for 70.3% of our net sales compared to 63.0% of our net sales in fiscal 2007 and 60.8% of our net sales in fiscal 2006.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a garment prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to ‘‘reposition’’ its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. For example, we have six different license agreements relating to a variety of products sold under the Calvin Klein and IZOD brands owned by Phillips-Van Heusen Corporation. Any change by Phillips-Van Heusen in the marketing of its branded products, especially products sold under the Calvin Klein label, or in our relationship with Phillips Van-Heusen could have a material adverse affect on our results of operations. In addition, as products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

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

An important part of our strategy is to expand the types of products we offer. During the past two years, we have added licenses for new lines of women’s suits, dresses and performance wear. In addition, we acquired a dress and sportswear manufacturer. We have limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures. For example, in March 2006, we entered into a license for women’s sportswear under the Sean John label. This license was mutually terminated in January 2008, resulting in a charge to earnings in the fourth quarter of fiscal 2008.

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

Our 10 largest customers accounted for approximately 59.7% of our net sales in fiscal 2008 and 61.0% of our net sales in fiscal 2007, with our largest customer accounting for 18.9% of our net sales in fiscal 2008. Consolidation in the retail industry, such as the combination of the Macy’s (formerly known as Federated Department Stores) and May department store chains, has increased the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

We do not own or operate any manufacturing facilities. We also do not have long-term written agreements with any of our manufacturers. As a result, any of these manufacturers may unilaterally terminate its relationship with us at any time. Almost all of our products are imported from independent foreign manufacturers. The failure of these manufacturers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices.

We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices employed by factories that manufacture product for us. Any failure by these manufacturers to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States, and the potential negative publicity relating to any of these events, could result in a violation by us of our license agreements and harm us and our reputation. In addition, a manufacturer’s failure to comply with safety or content regulations and standards could result in substantial liability and harm to our reputation.

We are subject to the risks of doing business abroad.

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, primarily in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. For example, in July 2007 the Chinese government reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. A further reduction in this rebate would cause a further increase in the cost of finished garments from China. This could materially adversely affect our financial condition and results of operations.

Similarly, we cannot be sure of the disruption that may be caused to manufacturing in China as a result of the 2008 Summer Olympics being held in Beijing. The Chinese government has announced the shutdown of all polluting factories within a 200 kilometer radius of Beijing currently scheduled to begin July 17, 2008 and be in force until September 20, 2008. Different provinces may apply different policies and different time periods. The presence of a large number of foreign visitors in China may disrupt the conduct of business in China and the ability to timely and efficiently ship goods out of China. All of these factors could have a material adverse effect on our business.

There have been threats of anti-dumping cases with respect to apparel sourced from several countries, including Vietnam and China. Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, the decline in value of the United States dollar against local currencies has negatively impacted our cost in dollars of product from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our purchase prices for our products could increase. We may not be able to offset an increase in product costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of the leather, wool and other materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. The supply and price of leather are vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, in the past, the outbreak of mad-cow and foot-and-mouth disease in Europe, and its aftereffects, adversely affected the supply and cost of leather. Any recurrence of these diseases could adversely affect us. The prices for wool and other fabrics used in our products depend largely on the market prices for the raw materials used to produce them, such as raw wool or cotton. We may not be able to pass on all or any portion of higher material prices to our customers.

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

Part of our growth strategy is to pursue acquisitions. For example, in July 2005, we acquired Marvin Richards and the operating assets of Winlit, in May 2007, we acquired the operating assets of Jessica Howard and Industrial Cotton, and in February 2008, we acquired Andrew Marc. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition.

Acquisitions could also result in:

•	substantial cash expenditures;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	a decrease in our profit margins;

•	amortization of intangibles and potential impairment of goodwill;

•	reduction of management attention to other parts of our business;

•	failure to generate expected financial results or reach business goals; and

•	increased expenditures on human resources and related costs.

If acquisitions disrupt our operations, our business may suffer.

We may need additional financing to continue to grow.

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which was recently extended to July, 2011. Our need for working capital and the amount of our debt has increased significantly as a result of our four acquisitions since July 2005. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $250 million after our acquisition of Andrew Marc in February 2008. Our growth is dependent on our ability to continue to be able to extend and increase the line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all.

We are dependent on sales during the July through November period each year for the substantial majority of our net sales and net income. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. As a result, we are dependent on our sales from July through November each year for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 75% of our net sales in fiscal 2008, 81% of our net sales in fiscal 2007 and 82% of our net sales in fiscal 2006. Andrew Marc, which was acquired in February 2008, experiences seasonality similar to our outerwear business. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell, unusually warm weather conditions during the peak fall and winter outerwear selling season could have a material adverse effect on our results of operations. The July through November time frame is expected to continue to provide a disproportionate amount of our net sales and net income for the foreseeable future.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products rather than our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a materially adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

The significant increase in fuel prices could adversely affect our results of operations.

Fuel prices have increased significantly during the past few years. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

The quota system established by the World Trade Organization was eliminated on December 31, 2004. This elimination of quota restrictions has not had a material impact on our business. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will continue through 2008. These limitations apply to a limited number of products imported by us from China and could be expanded to categories that could result in a material adverse effect on our business. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

The effects of war or acts of terrorism could adversely affect our business.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism has, at times, disrupted commerce and intensified concerns regarding the United States economy. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations.

Other Risks Relating to Ownership of Our Common Stock

Our Chairman and Chief Executive Officer may be in a position to control matters requiring a stockholder vote.

As of April 1, 2008, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 19.3% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2006 and April 1, 2008, the market price of our common stock has ranged from a low of $7.91 to a high of $26.74 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors which are beyond our control and which might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this ‘‘Risk Factors’’ section and elsewhere in this Annual Report and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, the price of our common stock may decline.

We are subject to ongoing costs and risks associated with complying with extensive corporate governance and disclosure requirements.

As a public company, we spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq rules. Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these controls by our management and by our independent registered public accounting firm. We recently completed our first Section 404 report with respect to fiscal 2008. However, there is no guarantee that these efforts will result in management assurance or an attestation by our independent registered public accounting firm that our internal control over financial reporting is adequate in future periods. In connection with our compliance with Section 404 and other applicable provisions of the Sarbanes-Oxley Act, our management and other personnel devote a substantial amount of time, and we may need to hire additional accounting and financial staff, to assure that we comply with these requirements. The additional management attention and costs relating to compliance with the Sarbanes-Oxley Act and other corporate governance requirements could materially and adversely affect our financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.4 million. We also lease approximately 4,000 square feet at a current annual rent of $100,000 in an adjoining building at 500 Seventh Avenue for additional administrative personnel.

We assumed leases for an additional 28,000 square feet of office and showroom space at 512 Seventh Avenue in connection with our acquisition of Marvin Richards. The current aggregate annual rent for this space is $522,000. One of these leases expires in January 2013 and the other expires in December 2013. We assumed a lease in New York City for approximately 20,000 square feet of office and showroom space at 463 Seventh Avenue in connection with the Winlit transaction. The current annual rent is approximately $444,000 and the lease expires in December 2011.

In connection with our acquisition of Jessica Howard, we assumed leases in New York City for approximately 16,000 square feet of office and showroom space at 1001 Sixth Avenue that expire in 2010 and for which the current aggregate annual rent is $251,000.

In connection with our acquisition of Andrew Marc, we assumed leases in New York City for approximately 21,000 square feet of office and showroom space at 570 Seventh Avenue that expire in December 2010 and for which the current aggregate annual rent is $742,000. We also assumed a lease for approximately 109,000 square feet of warehouse, office and retail space in Secaucus, NJ that expires in July 2011 and for which the aggregate annual rent is $700,000.

We have a lease for our warehouse and distribution facility, located in Secaucus, New Jersey, through February 2011 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.2 million.

In June 2006, we entered into a seven-year lease for an additional distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which will be used by us for product distribution. Annual rent for this facility is approximately $1.2 million. This facility became fully operational in May 2007 and replaced a smaller 89,000 square foot distribution center previously used by us. Renovation of this facility cost approximately $1.3 million, of which $1.1 million was incurred in fiscal 2007 and $200,000 was incurred in fiscal 2008. A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

We also leased office space at 345 West 37th Street in New York City for administrative personnel from a corporation owned by Morris Goldfarb and Aron Goldfarb. Aggregate payments under this lease in fiscal 2008 were $102,000. In March 2007, we entered into an agreement to terminate the lease agreement with respect to our office space at 345 West 37th Street effective May 31, 2007. Our administrative personnel located at 345 West 37th Street were moved into other office space leased by us.

ITEM 3.    LEGAL PROCEEDINGS.

In February 2008, we acquired all of the outstanding stock of AM Apparel Holdings, Inc., the owner of the Andrew Marc businesses, from GB Holding I, LLC. In August 2007, in an action entitled Andrew and Suzanne Schwartz 2000 Family Trust; Andrew Marc Schwartz Investment Trust; Andrew Schwartz; and Suzanne Schwartz v. AM Apparel Holdings, Inc., plaintiffs filed a petition in the Delaware Court of Chancery seeking an appraisal under Delaware law of shares of common and preferred stock of AM Apparel held by them prior to a merger by AM Apparel that was effected in April 2007. AM Apparel answered the petition in September 2007 and, in February 2008, filed a motion to dismiss plaintiff’s petition for failure to comply with the provisions of Delaware law required to protect appraisal rights. In March 2008, plaintiffs answered AM Apparel’s motion to dismiss and claimed that they had validly protected their appraisal rights. In the stock purchase agreement pursuant to which we acquired the stock of AM Apparel, GB Holding I, LLC agreed to assume responsibility for defending this appraisal proceeding and to indemnify and hold us harmless against any and all damages, as defined in the stock purchase agreement, incurred in connection with this appraisal proceeding including, among others, any judgments, settlements or expenses. Gordon Brothers Group, LLC, an affiliate of GB Holding I, LLC, has guaranteed payment of these indemnity obligations. As a result of this indemnity, management believes that we will not incur any liability with respect to this appraisal proceeding.

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

Market For Common Stock

Our Common Stock is quoted on the Nasdaq Global Select Market under the trading symbol ‘‘GIII’’. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq. All share prices have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

	High Prices	Low Prices
Fiscal 2007
Fiscal Quarter ended April 30, 2006	$12.82	$8.80
Fiscal Quarter ended July 31, 2006	$11.25	$7.91
Fiscal Quarter ended October 31, 2006	$15.50	$9.03
Fiscal Quarter ended January 31, 2007	$22.95	$13.79
Fiscal 2008
Fiscal Quarter ended April 30, 2007	$26.74	$17.17
Fiscal Quarter ended July 31, 2007	$22.00	$15.13
Fiscal Quarter ended October 31, 2007	$21.00	$13.30
Fiscal Quarter ended January 31, 2008	$17.28	$11.02
Fiscal 2009
Fiscal Quarter ending April 30, 2008 (through April 10, 2008)	$15.48	$10.73

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 10, 2008 was $13.95 per share.

On April 10, 2008, there were 46 holders of record and, we believe, approximately 1,200 beneficial owners of our Common Stock.

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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2003 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2003 – January 31, 2008)

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2004, 2005, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2004, 2005 and 2006 and our audited consolidated statements of income for the years ended January 31, 2004 and 2005 are not included in this filing. The selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts in the Income Statement Data for fiscal years 2004 and 2005 have been reclassified to conform to the current year presentation.

Our results of operations for the year ended January 31, 2006 include the results of our Marvin Richards and Winlit divisions from July 11, 2005, the date we acquired the stock of Marvin Richards and certain assets from Winlit. Our results for fiscal 2006 exclude the seasonal losses that were incurred by these acquired companies in the first half of fiscal 2006. Results for fiscal 2007 and fiscal 2008 include the operations of Marvin Richards and Winlit for the entire period, as well as interest expense and depreciation and amortization expense relating to these acquisitions for the entire period. Results for fiscal 2008 include the operating results of the Jessica Howard/Industrial Cotton businesses from May 24, 2007, the date of acquisition. The financial results set forth below do not include any results of the Andrew Marc business which was acquired on February 11, 2008, after the end of fiscal 2008.

All share and per share information in the table below have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

(in thousands, except per share data)

	Year Ended January 31,
	2004	2005	2006	2007	2008
Consolidated Income Statement Data:
Net sales	$225,061	$214,278	$324,072	$427,017	$518,868
Cost of goods sold	162,229	161,534	239,226	311,470	379,417
Gross profit	62,832	52,744	84,846	115,547	139,451
Selling, general & administrative expenses	46,784	47,452	64,763	83,258	101,669
Depreciation and amortization	1,255	1,344	3,125	4,431	5,427
Non-recurring charge		882
Operating profit	14,793	3,066	16,958	27,858	32,355
Interest and financing charges, net	1,179	1,086	4,349	6,362	3,158
Income before income taxes	13,614	1,980	12,609	21,496	29,197
Income taxes	5,238	1,277	5,517	8,307	11,707
Net income	$8,376	$703	$7,092	$13,189	$17,490
Basic earnings per share	$0.81	$0.07	$0.62	$1.00	$1.09
Weighted average shares outstanding – basic	10,368	10,773	11,509	13,199	16,119
Diluted earnings per share	$0.76	$0.06	$0.58	$0.94	$1.05
Weighted average shares outstanding – diluted	11,022	11,292	12,236	13,982	16,670

	As of January 31,
	2004	2005	2006	2007	2008
Consolidated Balance Sheet Data:
Working capital	$57,388	$59,868	$61,197	$81,858	$120,414
Total assets	80,696	80,595	138,317	175,141	237,698
Short-term debt	852	972	7,578	11,130	13,060
Long-term debt, excluding current portion	0	510	21,750	13,143	0
Total stockholders’ equity	65,272	66,930	82,011	115,642	173,874

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2008 is referred to as ‘‘fiscal 2008’’.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear and sportswear, including coats, jackets, pants, skirts, suits, dresses and other sportswear items under licensed brands, our own proprietary brands and private retail labels. While our products are distributed through a broad mix of retail partners at a variety of price points, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers were 60.7% of our net sales in fiscal 2006, 61.0% of our net sales in fiscal 2007 and 59.7% of our net sales in fiscal 2008.

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

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we added several new fashion and sports apparel licenses over the past few years. We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products and at a variety of price points. The sale of licensed product accounted for 70.3% of our net sales in fiscal 2008 compared to 63.0% of our net sales in fiscal 2007 and 60.8% of our net sales in fiscal 2006.

We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and through entering into license agreements for new brands or for additional products under previously licensed brands. We have made four acquisitions since July 2005, each of which has helped to broaden our product offerings and expand our ability to serve different tiers of distribution.

In July, 2005, we acquired the business of Marvin Richards. Marvin Richards has been an outerwear manufacturer and supplier for over 20 years under the Marvin Richards brand name. As a result of this acquisition, we have licenses under the Calvin Klein and ck Calvin Klein brand names. Marvin Richards also conducts a variety of private label programs.

In July, 2005, we also acquired specified operating assets of Winlit Group, Ltd. Winlit has been a supplier of outerwear for over 35 years. As a result of acquiring Winlit’s assets, we have licenses for men’s and women’s outerwear under the Guess? brand, ladies outerwear under the Ellen Tracy brand and leather outerwear under the Tommy Hilfiger brand. Winlit also sells apparel under the Winlit, LNR, and NY 10018 owned names and through private label programs.

The operating results of Marvin Richards and Winlit, have been included in our financial statements since the date of acquisition. Marvin Richards and Winlit are in the wholesale outerwear business and are subject to the same seasonality that we are. Our results for the first two quarters of fiscal 2006 and for the full 2006 fiscal year exclude the seasonal losses that were incurred by these acquired companies in the first half of fiscal 2006. Results for fiscal 2007 and 2008 include the operations of Marvin Richards and Winlit for the entire year, as well as interest expense and amortization expense for the entire year relating to these acquisitions.

In May 2007, we acquired specified operating assets of Jessica Howard Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products. The operating results of the Jessica Howard/Industrial Cotton businesses have been included in our financial statements since the date of acquisition.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our Jessica Howard division will assist us in seeking additional dress licenses. We added to our dress business in July 2007, when we expanded our license with Ellen Tracy to include dresses. We also intend to grow the existing Jessica Howard and Eliza J. brands and expand private label programs to further develop our dress business. Industrial Cotton adds expertise to our junior sportswear business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we have added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. The operating results of the Andrew Marc business will be included in our financial results from the date of acquisition, which occurred after the end of fiscal 2008.

These acquisitions are consistent with our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution and at a variety of price points. We believe that these acquisitions complement our other licensed brands, G-III owned labels and private label programs.

We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings.

As a result of our acquisition of Marvin Richards, we have licenses for men’s and women’s outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women’s better suits under the Calvin Klein label and in April 2006, we entered into a license agreement to manufacture and distribute women’s dresses under the Calvin Klein label. We began shipping the women’s suit line in January 2006 and the women’s dress line in October 2006. We further expanded our relationship with Calvin Klein in December 2007 by adding a license for women’s performance wear. We began limited shipments of this product for the Spring 2008 season and expect a complete rollout for the Fall 2008 season.

Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been significant downward pressure on average retail prices for many categories of apparel. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us over the past three years that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines and distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

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

Goodwill and Intangible Assets

In July, 2005, we acquired Marvin Richards and specified operating assets of Winlit and in May 2007, we acquired specified operating assets of Jessica Howard and Industrial Cotton. SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually. Goodwill and intangible assets with an indefinite life are required to be written down when impaired, rather than amortized as previous accounting standards required. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

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

We allocated the purchase price of the companies we acquired in fiscal 2006 and in fiscal 2008 to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. The amount allocated to goodwill was increased with respect to each of fiscal 2006, fiscal 2007 and fiscal 2008 as a result of additional payments made based on the performance of Marvin Richards and Winlit. In fiscal 2008, the amount allocated to goodwill also increased as a result of the acquisition of Jessica Howard and Industrial Cotton.

Critical estimates in valuing intangible assets include future expected cash flows from license agreements, trade names and customer relationships. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

If we did not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect our net income.

We acquired Andrew Marc in February 2008. We are required to allocate the purchase price for this company to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We will have a valuation performed to determine the value of the intangible assets, including trademarks, licenses and customer lists, and the resulting goodwill acquired. Significant estimates will be used in the fair value methodologies including estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. We recognized approximately $425,000 of stock-based compensation expense in fiscal 2007 and $703,000 of stock-based compensation in fiscal 2008. As of February 1, 2008, there was approximately $3.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation granted by us. These expenses are expected to be recognized by us through January 31, 2013.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.8	72.9	73.1
Gross profit	26.2	27.1	26.9
Selling, general and administrative expenses	20.0	19.5	19.6
Depreciation and amortization	1.0	1.0	1.1
Operating profit	5.2	6.6	6.2
Interest and financing charges, net	1.3	1.5	0.6
Income before income taxes	3.9	5.1	5.6
Income taxes	1.7	2.0	2.3
Net income	2.2%	3.1%	3.3%

Year ended January 31, 2008 (‘‘fiscal 2008’’) compared to year ended January 31, 2007 (‘‘fiscal 2007’’)

Net sales for fiscal 2008 increased to $518.9 million from $427.0 million in the prior year. Net sales of licensed product accounted for 70.3% of our net sales in fiscal 2008 compared to 63.0% of our net sales in fiscal 2007, as net sales of licensed apparel increased to $365.0 million from $268.9 million. This increase in net sales of licensed apparel was primarily the result of an increase in net sales of $48.7 million of Calvin Klein licensed product, $22.9 million of Kenneth Cole licensed product and $17.3 million of Guess licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits and dresses. Dresses began shipping in the third quarter of fiscal 2007 and women’s suits began shipping in January 2006. The Kenneth Cole and Guess licensed product consists of men’s and women’s outerwear. Net sales of non-licensed apparel decreased to $153.9 million in fiscal 2008 from $158.1 million in fiscal 2007, primarily due to the loss or reduction of women’s and men’s private label outerwear programs with several customers and a shift by some customers to purchasing our licensed product instead of purchasing our non-licensed product. This decrease in net sales of non-licensed apparel was offset, in part, by $41.5 million of net sales from the Jessica Howard/Industrial Cotton business that we acquired in May 2007, all of which constituted sales of proprietary branded or private label product.

Gross profit increased to $139.5 million, or 26.9% of net sales, for fiscal 2008, from $115.5 million, or 27.1% of net sales, in the prior year. Our gross profit percentage in fiscal 2008 was negatively impacted by a $3.0 million charge incurred as the result of a payment related to our guarantee of purchase commitments by a long-standing vendor that is no longer in business. Of this charge, $2.0 million related to our licensed apparel segment and $1.0 million related to our non-licensed apparel segment. The gross profit percentage in our licensed apparel segment was 28.6% for fiscal 2008 compared to 29.4% in prior year. The decrease in the gross margin percentage for licensed apparel is primarily due to a negative gross margin on sales of Sean John sportswear, lower margins on sales of Calvin Klein women’s suits and the impact of the charge referred to above. Sales of Sean John sportswear were not sufficient to cover fixed costs associated with this line. In January 2008, we agreed with Sean John to terminate the license with respect to Sean John sportswear. As a result of the termination, we incurred a pretax charge in the amount of $720,000 which negatively impacted our gross margin. The gross margin on Calvin Klein women’s suits declined compared to fiscal 2007 as the retail environment for this product category weakened. The gross profit percentage in our non-licensed segment was 22.8% for the year ended January 31, 2008 compared to 23.1% in the same period last year. This percentage was negatively impacted by lower margins on sales of Jessica Howard/Industrial Cotton product compared to other products comprising our non-licensed segment, as well as by the impact of the charge referred to above.

Selling, general and administrative expenses increased $18.4 million to $101.7 million in fiscal 2008 from $83.3 million in the prior year. Selling, general and administrative expenses increased primarily as a result of increases of $11.5 million in personnel costs, $2.6 million in advertising and promotion, $2.7 million in facility costs and $2.0 million in design and product development costs. Personnel costs increased primarily due to the additional staff resulting from the acquisition of Jessica Howard/Industrial Cotton in late May 2007 and increased staffing of our Calvin Klein women’s suits and dress divisions and the now discontinued Sean John women’s sportswear division. Advertising and promotion increased primarily due to increased spending on advertising of Calvin Klein suits and dresses as our license agreements require spending based on a percentage of net sales of the licensed product. Facility costs increased primarily as a result of third party warehousing and rent associated with the acquisition of Jessica Howard/Industrial Cotton in May 2007 and rent and utility costs associated with our new warehouse. Design and product development costs increased as a result of costs associated with developing our new dress and sportswear businesses. We expect that our selling, general and administrative expenses will continue to increase in fiscal 2009 as a result of our acquisition of Andrew Marc, as well as the continued expansion of our business.

Depreciation and amortization increased to $5.4 million in the year ended January 31, 2008 from $4.4 million in the comparable period last year primarily as a result of the acceleration of amortization on leasehold improvements ($439,000) and the amortization of intangibles from the Jessica Howard/Industrial Cotton acquisition ($230,000). The leasehold improvements related to office space under a lease that was terminated. We expect that our depreciation and amortization expenses will continue to increase in fiscal 2009 as a result of our acquisition of Andrew Marc.

Interest and finance charges, net for fiscal 2008 decreased to $3.2 million from $6.4 million in the prior year. Interest expense decreased due to interest income earned on higher average cash balances in the beginning of the fiscal year and lower average borrowings during our last two fiscal quarters resulting from the use of proceeds from our sales of common stock in July 2006 and March 2007.

Income tax expense for fiscal 2008 increased to $11.7 million from $8.3 million in the prior year. The effective rate for fiscal 2008 was 40.1% compared to 38.6% for the prior year. The current year rate was positively impacted by the reversal of restructuring reserves in the amount of $860,000. This amount was not included in our taxable income because it was not deducted for tax purposes when recorded. The effective rate was lower in the prior year due to a reversal of tax reserves of approximately $950,000 as a result of the completion of a Federal income tax audit.

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

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from offerings of our common stock in July 2006 and March 2007 as described below.

At January 31, 2008, we had cash and cash equivalents of $38.3 million. In February 2008, we paid $43.0 million, including fees and expenses related to the acquisition, to purchase Andrew Marc. We used our cash balances and our revolving credit facility to pay the purchase price and expenses in connection with this acquisition. We also paid $8.3 million, including associated fees and expenses, in May 2007 in connection with the acquisition of Jessica Howard/Industrial Cotton.

During fiscal 2006, we used $23.9 million of cash to fund the purchase of Marvin Richards and specified assets from Winlit. We also used $3.3 million of cash in fiscal 2007 and $3.7 million of cash in fiscal 2008, to pay additional purchase price based on the operating results of our Marvin Richards and Winlit divisions. We expect to use additional cash in fiscal 2009 to pay additional purchase price in connection with these two acquisitions based on their operating results. Fiscal 2009 is the last year of our obligation to pay additional purchase price in connection with these two acquisitions.

Public Offering

In March 2007, we completed a public offering of 4,500,000 shares of our common stock, of which 1,621,000 shares were offered by us and 2,879,000 shares were offered by selling stockholders, at a public offering price of $20.00 per share. We received net proceeds of $30.3 million from this offering after payment of the underwriting discount and expenses of the offering. In April, 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares pursuant to the exercise of the underwriters’ overallotment option. The net proceeds we received were used for general corporate purposes.

Private Placement

In July 2006, we completed a private placement of our common stock and five-year warrants to purchase our common stock pursuant to a securities purchase agreement between us and a group of investors resulting in net proceeds to us of $15.0 million. The net proceeds of this placement were used to temporarily repay a portion of our outstanding balance under our revolving credit line.

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

We also entered into a registration rights agreement with the investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, resales from time to time of the 1,500,000 shares purchased from us, any warrant shares issued upon exercise of the warrants and an additional 500,000 shares of our common stock sold to the investors at the same time by Mr. Aron Goldfarb, our founder and father of our Chief Executive Officer. We filed the registration statement within the required time period and the registration statement has been declared effective by the SEC. These investors sold an aggregate of 878,333 shares of our common stock in our public offering described above.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent for a consortium of banks, that was recently extended for three years to July, 2011. The financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. This financing agreement replaced our prior financing agreement that consisted of a revolving line of credit of up to $165 million and a term loan of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate less 0.25% (5.5% at March 31, 2008) or LIBOR plus 2.0% (5.86% at March 31, 2008).

The amount borrowed under the line of credit has varied based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $129.6 million in fiscal 2006, $138.3 million in fiscal 2007 and $108.7 million in fiscal 2008. At January 31, 2007, there were direct borrowings in the amount of $1.6 million and no banker’s acceptances outstanding and, at January 31, 2008, there were no outstanding direct borrowings, Our contingent liability under open letters of credit was approximately $2.8 million at January 31, 2007 and $7.9 million at January 31, 2008.

The prior financing agreement included a term loan in the original principal amount of $30 million that was payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of that loan. Mandatory prepayments were required under the term loan commencing with fiscal 2007 to the extent of 50% of excess cash flow, as defined. During most of fiscal 2008, the term loan bore interest, at our option, at prime plus 0.75% (6.75% at January 31, 2008) or LIBOR plus 3.0% (6.14% at January 31, 2008). The amount outstanding under the term loan ($13.1 million at January 31, 2008) was repaid in full from the proceeds of the extended financing agreement.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. The financing agreement is secured by all of our assets.

Cash from Operating Activities

At January 31, 2008, we had cash and cash equivalents of $38.3 million. We generated $10.6 million of cash from operating activities in fiscal 2008. Cash was generated primarily from our net income of $17.5 million, increases in accounts payable, accrued expenses and other liabilities of $13.3 million, and non-cash charges for depreciation and amortization of $5.4 million offset by an increase of $18.4 million in inventory and $6.0 million in accounts receivable. The increases in accounts payable and inventory are attributable to the inventory purchases for our dress and sportswear businesses. Inventory purchases for our Jessica Howard dress division, which was acquired in May 2007, represents a majority of the increase. The increase in accounts receivable is due to a 30% increase in sales in the fourth quarter in fiscal 2008 compared to the comparable period in the prior year.

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

Cash from Investing Activities

We used $13.5 million of cash for investing activities in fiscal 2008. We used $8.3 million of cash in connection with the acquisition of Jessica Howard/Industrial Cotton, including associated fees and expenses. We used $3.7 million of cash in connection with contingent payments earned as a result of the operating results of our Marvin Richards and Winlit divisions that were acquired in July 2005. We also used $1.4 million of cash for capital expenditures, primarily for renovation of our back office space which was relocated as a result of a lease termination and the completion of our renovation of our new warehouse facility in South Brunswick, NJ.

In fiscal 2007, we used $5.7 million of cash for investing activities. We used $3.3 million of cash in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. We also used $2.5 million of cash for capital expenditures, primarily renovating new warehouse space and renovating existing showroom space.

In fiscal 2006, we used $21.8 million of cash for investing activities, primarily in connection with the acquisitions of Marvin Richards ($19.9 million) and Winlit ($596,000). We used $1.3 million of cash in investing activities for capital expenditures, primarily to renovate existing and additional warehouse space that we leased.

Cash from Financing Activities

Cash flows from financing activities provided $29.2 million in fiscal 2008 primarily as a result of net proceeds of $36.5 million from our public offering of common stock in March 2007 offset, in part, by repayments of $8.7 million under our term loan. During fiscal 2008, we made four required installment payments of $1.65 million under our term loan and were also required to make a prepayment of $2.1 million based on excess cash flow as defined in the loan agreement.

Cash from financing activities provided $12.1 million in fiscal 2007 primarily as a result of net proceeds of $15.0 million from the private placement of our common stock offset by scheduled quarterly repayments of our term loan in the aggregate amount of $6.6 million.

In fiscal 2006, cash from financing activities provided $8.9 million primarily as a result of $30.0 million of borrowings under the term loan that is part of our financing agreement offset, in part, by the repayment of $12.5 million under our terminated credit facility and repayment of $8.1 million under our new credit facility. We used the proceeds of the term loan primarily to pay the cash portion of the purchase price for the acquisitions of Marvin Richards and Winlit and expenses incurred in connection with the acquisitions and the new financing agreement.

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

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS 141R also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is not expected to have a material impact on our results of operations or our financial position. We are currently evaluating the requirements and impact of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued FASB Statement No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements and impact of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No.115’’ (‘‘SFAS 159’’). SFAS 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe adopting the provisions of SFAS No. 159 will have a significant impact on our consolidated financial statements.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2008, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$13,060	$13,060
Operating Lease Obligations	24,578	6,273	$14,481	$3,824
Minimum royalty payments(2)	81,064	27,444	51,466	2,154
Purchase obligations(3)	7,861	7,861
Total	$126,563	$54,638	$65,947	$5,978	$0

(1)	Includes term loan due in quarterly installments of $1.65 million with a balloon payment due on July 11, 2008, the maturity date of our previous financing agreement. The term loan was paid in full from the proceeds of our recently extended financing agreement.
(2)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt as of January 31, 2008 will mature in less than a year and carries variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2008. Based on our average borrowings during fiscal 2008, and excluding the proceeds from our public offering in March 2007, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $575,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2008, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of our independent auditors appear on pages F-2 and F-3 of this Form 10-K and express unqualified opinions on the consolidated financial statements and the effectiveness of our internal control over financial reporting.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading ‘‘Proposal No. 1 — Election of Directors’’ in our definitive Proxy Statement (the ‘‘Proxy Statement’’) relating to our Annual Meeting of Stockholders to be held on or about June 10, 2008, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers and other significant employees, see ‘‘Business-Executive Officers of the Registrant’’ in Item 1 above in this Report.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2008, the last day of fiscal 2008, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders(1)	1,092,548	$8.33	(2)	751,851
Equity compensation plans not approved by stockholders	N/A	N/A		N/A
Total	1,092,548	$8.33	(2)	751,851

(1)	The number of shares of Common Stock available for issuance under our 2005 Stock Incentive Plan (the ‘‘Plan’’) is subject to an automatic annual increase on each January 31 during the term of the Plan equal to six percent (6%) of the total number of issued and outstanding shares of Common Stock on each such date (excluding any shares held in treasury).
(2)	Exercise price has been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

3.1	Certificate of Incorporation.[1]

3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.[2]

3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’)

4.1	Securities Purchase Agreement, dated July 13, 2006, by and among G-III Apparel Group, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.[4]

4.2	Registration Rights Agreement, dated July 13, 2006, by and among G-III Apparel Group, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.[4]

4.3	Form of Warrant.[4]

10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[5]

10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[5]

10.3	Amended and Restated Financing Agreement, dated as of April 3, 2008, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc. and Andrew and Suzanne Company Inc.[3]

10.6	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.[5]

10.6(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.[5]

10.6(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.[10]

10.6(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[11]

10.7	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III.[5]

10.7(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[5]

10.8	Lease, dated January 31, 1994, between 512 and G-III.[5]

10.8(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.[5]

10.10	G-III Apparel Group, Ltd. 1989 Stock Option Plan, as amended.[5]

10.12	G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[10]

10.12(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended.[11]

10.13	Letter Agreement, dated December 2, 1998, between G-III and Aron Goldfarb.[5]

10.14	G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended.[12]

10.19	G-III Apparel Group, Ltd. 2005 Stock Incentive Plan, as amended.[13]

10.20	Form of Restricted Stock Agreement.[14]

10.21	Stock Purchase Agreement, dated as of July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc. and G-III.[6]

10.21(a)	Amendment to Stock Purchase Agreement, dated January 30, 2007, amending the Stock Purchase Agreement, dated July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc and G-III.[15]

10.22	Asset Purchase Agreement, dated as of July 11, 2005, by and among G-III Leather Fashions, Inc., G-III, Winlit Group, Ltd., David Winn and Richard Madris.[6]

10.22(a)	Amendment to Asset Purchase Agreement, dated January 30, 2007, amending the Asset Purchase Agreement, dated July 11, 2005, by and among Stusam, Inc., a New York corporation formerly known as Winlit Group, Ltd., David Winn and Richard Madris, G-III Leather Fashions, Inc. and G-III.[15]

10.23	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[6]

10.24	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.[2]

10.25	Asset Purchase Agreement, dated May 24, 2007, by and among G-III, G-III Leather Fashions, Inc., Starlo Fashions, Inc. Jessica Howard, Ltd., Industrial Cotton, Inc., Robert Glick and Mary Williams[16].

10.26	Purchase Agreement, dated February 11, 2008, by and among G-III Leather Fashions, Inc., AM Apparel Holdings, Inc. and GB Holding I, LLC.[17]

21	Subsidiaries of G-III.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2008.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.
(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 filed on September 13, 2006, which exhibit is incorporated herein by reference.
(3)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 8, 2008, which exhibit is incorporated herein by reference.
(4)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2006, which exhibit is incorporated herein by reference.
(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed on May 8, 2006, which exhibit is incorporated herein by reference.
(6)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.
(7)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 2, 2006, which exhibit is incorporated herein by reference.
(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on August 1, 2006, which exhibit is incorporated herein by reference.
(9)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 7, 2007, which exhibit is incorporated herein by reference.
(10)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here in by reference.
(11)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.
(12)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 1, 2006, which exhibit is incorporated herein by reference.
(13)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007 filed on September 13, 2007, which exhibit is incorporated herein by reference.
(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.
(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 1, 2007, which exhibit is incorporated herein by reference.
(16)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on May 31, 2007, which exhibit is incorporated herein by reference.
(17)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 15, 2008, which exhibit is incorporated herein by reference.

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

April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2008

Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 15, 2008

Neal S. Nackman

/s/ Sammy Aaron	Director and Vice Chairman	April 15, 2008

Sammy Aaron

/s/ Thomas J. Brosig	Director	April 15, 2008

Thomas J. Brosig

/s/ Pieter Deiters	Director	April 15, 2008

Pieter Deiters

/s/ Alan Feller	Director	April 15, 2008

Alan Feller

/s/ Carl Katz	Director	April 15, 2008

Carl Katz

/s/ Laura Pomerantz	Director	April 15, 2008

Laura Pomerantz

/s/ Willem van Bokhorst	Director	April 15, 2008

Willem van Bokhorst

/s/ Richard White	Director	April 15, 2008

Richard White

EXHIBIT INDEX

3.2	By-Laws, as amended, of G-III Apparel Group, Ltd.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2008.

G-III Apparel Group, Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
(Item 15(a))

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
        of G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of G-III Apparel Group, Ltd. and subsidiaries internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
        of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, G-III Apparel Group, Ltd. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. as of January 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 of G-III Apparel Group, Ltd. and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 31, 2008

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31,
(in thousands, except share and per share amounts)

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,341	$12,026
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $22,724 and $15,475, respectively	66,944	60,960
Inventories, net	59,934	38,111
Prepaid expenses and other current assets	8,500	9,753
Deferred income taxes	10,046	6,890
Total current assets	183,765	127,740
PROPERTY, PLANT AND EQUIPMENT, NET	5,261	5,641
DEFERRED INCOME TAXES	3,944	2,800
GOODWILL	31,746	25,006
OTHER INTANGIBLES, NET	11,143	11,971
OTHER ASSETS	1,839	1,983
	$237,698	$175,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$13,060	$10,942
Current maturities of obligations under capital leases	—	188
Income taxes payable	4,348	2,613
Accounts payable	24,290	12,430
Contingent purchase price payable	4,894	3,989
Accrued expenses	15,461	14,109
Deferred income taxes	1,298	1,611
Total current liabilities	63,351	45,882
NOTES PAYABLE	—	13,143
OTHER NON-CURRENT LIABILITIES	473	474
TOTAL LIABILITIES	63,824	59,499
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; no shares issued and outstanding in all periods
Common stock – $.01 par value; authorized, 40,000,000 shares; 16,839,004 and 14,530,070 shares issued at January 31, 2008 and 2007, respectively	168	145
Additional paid-in capital	97,105	56,686
Retained earnings	77,571	59,781
	174,844	116,612
Common stock held in treasury – 367,225 shares at cost	(970)	(970)
	173,874	115,642
	$237,698	$175,141

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended January 31,
	2008	2007	2006
Net sales	$518,868	$427,017	$324,072
Cost of goods sold	379,417	311,470	239,226
Gross profit	139,451	115,547	84,846
Selling, general and administrative expenses	101,669	83,258	64,763
Depreciation and amortization	5,427	4,431	3,125
Operating profit	32,355	27,858	16,958
Interest and financing charges, net	3,158	6,362	4,349
Income before income taxes	29,197	21,496	12,609
Income tax expense	11,707	8,307	5,517
NET INCOME	$17,490	$13,189	$7,092
INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.09	$1.00	$0.62
Weighted average number of shares outstanding	16,119	13,199	11,509
Diluted:
Net income per common share	$1.05	$0.94	$0.58
Weighted average number of shares outstanding	16,670	13,982	12,236

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2008, 2007 and 2006
(in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock held in Treasury	Total
Balance as of January 31, 2005	$113	$28,237	$50	$39,500	$(970)	$66,930
Employee stock options exercised	2	430				432
Tax benefit from exercise of options		176				176
Foreign currency translation adjustment			(50)			(50)
Shares issued in connection with acquisitions	10	5,234				5,244
Shares issued under stock incentive plan	2	2,185				2,187
Net income				7,092		7,092
Balance as of January 31, 2006	127	36,262	0	46,592	(970)	82,011
Employee stock options exercised	3	980				983
Tax benefit from exercise of options		1,325				1,325
Fair value of shares vested in connection with acquisitions		2,696				2,696
Amortization share-based compensation		425				425
Shares issued in connection with private placement, net	15	14,998				15,013
Net income				13,189		13,189
Balance as of January 31, 2007	145	56,686	0	59,781	(970)	115,642
Employee stock options exercised	4	1,105				1,109
Tax benefit from exercise of options		2,117				2,117
Amortization share-based compensation		703				703
Shares issued in connection with public offering, net	19	36,494				36,513
Decrease in liability for unrecognized tax benefits				300		300
Net income				17,490		17,490
Balance as of January 31, 2008	$168	$97,105	$0	$77,571	$(970)	$173,874

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$17,490	$13,189	$7,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Depreciation and amortization	5,427	4,431	3,131
Non-cash stock based compensation	703	425	1,738
Deferred financing charges	711	843	428
Write off of note payable	(770)
Deferred income taxes	(4,613)	(1,563)	(1,109)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,984)	(15,209)	(15,506)
Inventories, net	(18,388)	(7,716)	12,043
Income taxes, net	2,035	344	2,320
Prepaid expenses and other current assets	857	(2,752)	(4,330)
Other assets, net	(171)	713	(793)
Accounts payable, accrued expenses and other liabilities	13,326	5,873	(1,631)
Net cash provided by (used in) operating activities	10,623	(1,422)	3,383
Cash flows from investing activities
Capital expenditures	(1,445)	(2,461)	(1,300)
Acquisition of Jessica Howard/Industrial Cotton	(8,303)	—	—
Acquisition of Marvin Richards and Winlit, net of cash acquired	—	70	(20,503)
Contingent purchase price paid	(3,741)	(3,269)	—
Net cash used in investing activities	$(13,489)	$(5,660)	$(21,803)

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year ended January 31,
	2008	2007	2006
Cash flows from financing activities
Proceeds from terminated credit facility			$12,457
Repayment of terminated credit facility			(12,457)
Repayment of new credit facility			(20,506)
Proceeds from new credit facility		$1,565	—
Proceeds from term loan		—	30,000
Repayment of term loan	$(8,656)	(6,600)	(1,650)
Decrease in notes payable, net	(1,599)	—	—
Payments for capital lease obligations	(303)	(209)	(200)
Proceeds from sale of common stock, net	36,513	15,013	675
Tax benefit from exercise of options	2,117	1,325	176
Proceeds from exercise of stock options	1,109	983	432
Net cash provided by financing activities	29,181	12,077	8,927
Effect of exchange rate changes on cash and cash equivalents	—	—	(50)
Net increase (decrease) in cash and cash equivalents	26,315	4,995	(9,543)
Cash and cash equivalents at beginning of year	12,026	7,031	16,574
Cash and cash equivalents at end of year	$38,341	$12,026	$7,031
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,624	$5,761	$3,669
Income taxes	12,131	8,435	4,461
Supplemental schedule of non-cash investing and financing activities:
Fair value of vested shares issued in connection with acquisitions of Marvin Richards and Winlit		$2,696	$5,019
Debt assumed in connection with the Winlit asset acquisition			6,697
Detail of acquisitions:
Acquired intangibles	$4,812		$34,146
Fair value of other assets acquired	3,491		26,241
Fair value of total assets acquired	8,303		60,387
Liabilities assumed			(24,769)
Debt assumed in connection with the Winlit asset acquisition			(6,697)
Common stock issued			(5,019)
Contingent purchase price payable	(4,894)	$(3,989)	(3,380)
Cash paid for acquisitions	8,303		20,522
Cash acquired	—		19
Net cash paid for acquisitions	$8,303		$20,503

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.	Business Activity and Principles of Consolidation

As used in these financial statements, the term ‘‘Company’’ or ‘‘G-III’’ refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of outerwear and sportswear apparel which is sold to retailers primarily in the United States.

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

January 31, 2008, 2007 and 2006

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

The following are the estimated lives of the Company’s fixed assets:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	2 to 5 years
Building	20 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvements; whichever is shorter.

8.	Impairment of Long-Lived Assets

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

The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). On February 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures.

Deferred income tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

10.	Net Income Per Common Share

Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share amounts have been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. Options to acquire an aggregate of approximately 96,000, 0 and 78,000 shares of common stock were not included in the computation of diluted income per common share for the years ended January 31, 2008, 2007 and 2006, respectively, as including them would have been anti-dilutive.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

A reconciliation between basic and diluted income per share is as follows:

	Year ended January 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net income	$17,490	$13,189	$7,092
Basic EPS:
Basic common shares	16,119	13,199	11,509
Basic EPS	$1.09	$1.00	$0.62
Diluted EPS:
Basic common shares	16,119	13,199	11,509
Stock options and warrants	551	669	555
Unvested restricted stock awards*	—	114	172
Diluted common shares	16,670	13,982	12,236
Diluted EPS	$1.05	$0.94	$0.58

*	Represents contingently issuable shares that would have met the market condition if the performance period concluded at the end of the reporting period.

11.	Stock-based Compensation

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

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the year ended January 31, 2006 (in thousands, except per share amounts):

Net income – as reported	$7,092
Deduct: Stock-based employee compensation expense determined under fair value method, net of related tax effects	308
Pro forma net income	$6,784
Basic income per share – as reported	$0.62
Pro forma basic income per share	$0.59
Diluted income per share – as reported	$0.58
Pro forma diluted income per share	$0.55

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, ‘‘Share-Based Payment.’’ The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2008, 2007 and 2006, respectively:

	2008	2007	2006
Expected stock price volatility	47.8 – 48.9%	48.4%	48.7%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	3.4 – 5.0%	5.0%	3.9%
Expected dividend yield	0%	0%	0%

The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected term of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The weighted average remaining term for stock options outstanding was 5.4 years at January 31, 2008. The aggregate intrinsic value at January 31, 2008 was $7.6 million for stock options outstanding and $6.7 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2008, the reporting date.

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

Proceeds received from the exercise of stock options were approximately $1.1 million and $983,000 during the years ended January 31, 2008 and 2007, respectively. The intrinsic value of stock options exercised was $6.0 million and $3.8 million for the years ended January 31, 2008 and 2007, respectively. A portion of this amount is currently deductible for tax purposes.

As of January 31, 2008, approximately $3.1 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2013.

The weighted average fair value at date of grant for options granted during fiscal 2008, 2007 and 2006 was $9.06, $5.43 and $3.40 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

12.	Cost of goods sold

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

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Shipping and handling costs included in selling, general and administrative expenses were $15.9 million, $13.2 million and $9.1 million for the years ended January 31, 2008, 2007 and 2006, respectively.

14.	Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising expense was $16.5 million, $13.5 million and $8.9 million for the years ended January 31, 2008, 2007 and 2006, respectively. Prepaid advertising, which represents advance payments to licensors for contractual advertising, was $2.8 million and $3.1 million at January 31, 2008 and 2007, respectively.

15.	Reclassifications

Certain amounts in the Consolidated Balance Sheet as of January 31, 2007 have been reclassified to conform to the current year presentation. Certain amounts in the Consolidated Statement of Cash Flows for the year ended January 31, 2006 have been reclassified to conform to the current year presentation.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

19.	Effects of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2008	2007
	(000’s)
Finished goods	$56,848	$36,098
Work-in-process	7	16
Raw materials	3,079	1,997
	$59,934	$38,111

Raw materials of $2.9 million and $1.6 million were maintained in China at January 31, 2008 and 2007, respectively.

NOTE C — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of:

	January 31,
	2008	2007
	(000’s)
Machinery and equipment	$454	$1,788
Leasehold improvements	4,879	9,142
Furniture and fixtures	1,249	2,203
Computer equipment	1,168	6,907
Land and building(1)	—	969
Construction-in-process	123	—
Property under capital leases (Note H)(2)
Computer equipment	—	184
Leasehold improvements	—	650
Furniture and fixtures	—	150
	7,873	21,993
Less accumulated depreciation and amortization (including $490,000 on property under capital leases at January 31, 2007)	2,612	16,352
	$5,261	$5,641

(1)	Write-off in connection with reversal of restructuring reserves of building owned in Indonesia.
(2)	Write-off in connection with landlord buyout of property at 345 W. 37th Street.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE D — ACQUISITIONS AND INTANGIBLES

Jessica Howard/Industrial Cotton

In May 2007, the Company acquired certain assets of the business conducted by Jessica Howard, Ltd. and Industrial Cotton, Inc., two affiliated companies. The Company acquired certain assets of these two companies, consisting of inventory, trademarks and property and equipment. The total consideration paid by the Company in connection with the acquisition was $8.3 million, including associated fees and expenses. The purchase price was allocated to inventory ($3.4 million), computer equipment ($55,000), and intangible assets, with the excess of the purchase price over the fair value of the net assets acquired of $2.1 million being recorded as goodwill.

Amounts assigned to intangible assets resulting from the Jessica Howard/Industrial Cotton acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
Trademarks	$1,370	8
Customer relationships	887	15
Non-compete agreements	461	4

Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior sportswear.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on February 1, 2006:

	Year ended January 31,
	2008	2007
Net sales	$546,737	$492,535
Net income	17,816	12,912
Income per share:
Basic	$1.11	$0.98
Diluted	$1.07	$0.92

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

Marvin Richards

In July 2005, the Company acquired all of the outstanding capital stock of J. Percy for Marvin Richards, Ltd., all of the membership interests of CK Outerwear, LLC and 50% of the membership interests in Fabio Licensing, LLC, collectively referred to as Marvin Richards, for aggregate consideration consisting of $19.2 million in cash and 699,999 shares of the Company’s common stock valued at $4.7 million based on the quoted market price on the date of acquisition. The purchase

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

agreement also provided for the grant of 225,000 restricted shares of the Company’s common stock that vested based on the future market price of the Common Stock. During the year ended January 31, 2006, 37,500 of these restricted shares vested and were valued at $257,000. During the year ended January 31, 2007, the remaining 187,500 restricted shares vested and were valued at $2.7 million. The restricted shares were valued based on the market value of the shares on the date the shares vested. This value is treated as additional purchase consideration in connection with the Marvin Richards acquisition.

The former principals of Marvin Richards are also entitled to receive additional purchase price based on the performance of the Company’s Marvin Richards division through January 31, 2009. Contingent payments of $3.5 million, $2.3 million and $2.6 million were earned and recorded as additional purchase consideration for the years ending January 31, 2008, 2007 and 2006, respectively. Goodwill will be increased for any earn-out payment based upon performance with respect to the year ending January 31, 2009, the last year that the Company is obligated to make an earn-out payment to the former principals of Marvin Richards. The total consideration paid and accrued by the Company in connection with the acquisition of Marvin Richards through January 31, 2008 was $36.2 million, including associated fees and expenses. The purchase price was allocated to Marvin Richard’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $23.1 million, which includes the contingent payments, being recorded as goodwill.

Amounts assigned to intangible assets resulting from the Marvin Richards acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$7,235	3.5 – 5.5
Trademarks	3,650	12
Customer relationships	1,306	15
Non-compete agreements	373	3.5

The operating results of Marvin Richards have been included in the Company’s financial statements since July 11, 2005.

Winlit Group

In July 2005, the Company acquired certain operating assets of Winlit Group, Ltd. for aggregate consideration consisting of (i) $580,000 in cash, (ii) 45,000 shares of the Company’s common stock valued at $76,000 which represents the market price on the date of acquisition, less consideration paid ($5.00 per share) and (iii) the assumption of $6.7 million of Winlit’s bank debt. Winlit is entitled to receive additional purchase price based on the performance of the Company’s Winlit division through January 31, 2009. Contingent payments of $1.4 million, $1.2 million and $780,000 were earned and recorded as additional purchase consideration for the years ended January 31, 2008, 2007 and 2006, respectively. Goodwill will be increased for any earn-out payment made to Winlit based upon performance with respect to the year ending January 31, 2009.

The total consideration paid and accrued by the Company in connection with the acquisition of Winlit through January 31, 2008 was $10.8 million, including associated fees and expenses. The purchase price was allocated to Winlit’s assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $6.6 million, which includes the contingent payments, being recorded as goodwill.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

Amounts assigned to intangible assets resulting from the Winlit acquisition and the related useful lives are as follows:

	Fair value (in thousands)	Useful life (in years)
License agreements	$1,751	4
Trademarks	578	10
Customer relationships	526	15
Non-compete agreements	224	3.5

The operating results of Winlit have been included in the Company’s financial statements since July 11, 2005.

Gloria Gay Coats, LLC

The Company purchased the operations and certain assets of Gloria Gay Coats, LLC in January 2001. The purchase price was $3.4 million, which includes contingent payments subsequently paid in an aggregate amount of $2.2 million. The purchase price was allocated to a license agreement acquired in connection with this transaction. The license agreement is being amortized using the straight-line method through 2009, the expected life of this license. The net intangible asset remaining as of January 31, 2008 and 2007 was $426,000 and $912,000, respectively.

A summary of all intangible assets as of January 31, 2008 is as follows:

	Estimated Life	Amount (in thousands)
Gross carrying amounts
Licenses	3.5 – 8 years	$12,373
Trademarks	10 – 12 years	5,598
Customer relationships	15 years	2,719
Non-compete agreements	3.5 years	1,058
Subtotal		21,748
Accumulated amortization
Licenses		8,732
Trademarks		1,023
Customer relationships		358
Non-compete agreements		492
Subtotal		10,605
Net:
Licenses		3,641
Trademarks		4,575
Customer relationships		2,361
Non-compete agreements		566
Subtotal		11,143
Unamortized intangible asset
Goodwill (Deductible for tax purposes)		31,746
Total intangible assets, net		$42,889

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE D — ACQUISITIONS AND INTANGIBLES (continued)

Intangible amortization expense amounted to $3.5 million, $3.3 million and $2.2 million for the years ended January 31, 2008, 2007 and 2006, respectively.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (Licensed segment) and trademarks (Non-Licensed segment) acquired. Activity is summarized by segment as follows:

	Licensed	Non-Licensed
Balance at January 31, 2007	$17,005	$8,001
Purchase of Jessica Howard / Industrial Cotton		2,094
Contingent purchase price	4,031	863
Purchase price adjustments	(169)	(79)
Balance at January 31, 2008	$20,867	$10,879

The estimated intangible amortization expense for the next five years is as follows:

Fiscal year	Amortization expense (in thousands)
2009	$3,599
2010	1,449
2011	1,105
2012	700
2013	700

NOTE E — NOTES PAYABLE

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which has recently been extended to July 11, 2011, is a senior collateralized credit facility that provides for borrowings in the aggregate principal amount of up to $250 million. This financing agreement replaced our prior financing agreement that consisted of a revolving line of credit up to $165 million and a term loan of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company’s option at the prime rate less 0.25% or LIBOR plus 2.0%.

The prior term loan in the original principal amount of $30 million was payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. Mandatory prepayments were required under the term loan commencing with the fiscal year that ended January 31, 2007 to the extent of 50% of excess cash flow, as defined. The mandatory prepayment as of January 31, 2008 and 2007 was $4.0 million and $2.0 million, respectively. These amounts have been classified as current portion of notes payable on the accompanying balance sheets. The term loan bears interest, at the Company’s option, at prime plus 0.75% or LIBOR plus 3.0%. The amount outstanding under the term loan, $13.1 million at January 31, 2008, was repaid in full from the proceeds of the extended financing agreement.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. The financing agreement is secured by all of our assets.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE E — NOTES PAYABLE (continued)

The weighted average interest rate for amounts borrowed under the credit facility was 7.9% and 8.5% for the years ended January 31, 2008 and 2007, respectively. The Company was contingently liable under letters of credit in the amount of approximately $7.9 million and $2.8 million at January 31, 2008 and 2007, respectively. Notes payable at January 31, 2007 also included a foreign note payable ($770,000) by PT Balihides, the Company’s inactive Indonesian subsidiary. The note payable was written off as we have completed the shutdown of our manufacturing facility in Indonesia.

NOTE F — NON-RECURRING CHARGE

Included in selling, general and administrative expenses in the accompanying statements of income is approximately $860,000 related to the reversal of accrued expenses and the write-off of certain assets and liabilities related to the completion of the closing of the Company’s Indonesian operation.

NOTE G — INCOME TAXES

The Internal Revenue Service has completed its examination of the Company’s 2004 and 2005 Federal income tax returns. As a result, in the quarter ended October 31, 2006, the Company reversed approximately $950,000 in tax reserves.

The income tax provision is comprised of the following:

	Year ended January 31,
	2008	2007	2006
	(000’s)
Current
Federal	$12,360	$7,105	$4,760
State and city	3,953	2,793	1,837
Foreign	7	(28)	29
	16,320	9,870	6,626
Deferred tax benefit	(4,613)	(1,563)	(1,109)
	$11,707	$8,307	$5,517
Income before income taxes
United States	$27,797	$21,453	$11,956
Non-United States	1,400	43	653

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE G — INCOME TAXES (continued)

The significant components of the Company’s net deferred tax asset at January 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(000’s)
Compensation	$943	$692
Provision for bad debts and sales allowances	7,666	5,421
Inventory write-downs	1,365	757
Other	72	20
Deferred tax assets, current	10,046	6,890
Depreciation and amortization	2,815	2,047
Compensation	239	—
Straight-line lease	655	546
Supplemental employee retirement plan	194	141
Other	41	66
Deferred tax assets, noncurrent	3,944	2,800
Prepaid expenses	(1,298)	(1,611)
Deferred tax liabilities, current	(1,298)	(1,611)
Net deferred tax assets	$12,692	$8,079

The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2008	2007	2006
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	34.0%
State and city income taxes, net of Federal income tax benefit	6.4	7.3	8.3
Effect of foreign taxable operations	—	(0.2)	(1.8)
Effect of permanent differences resulting in Federal taxable income	0.3	0.7	2.3
Reversal of tax contingencies	—	(4.4)	—
Other, net	(1.6)	0.2	1.0
Actual provision for income taxes	40.1%	38.6%	43.8%

On February 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. As a result of the implementation of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings as of February 1, 2007. As of January 31, 2008, the Company had no material unrecognized tax benefits.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE G — INCOME TAXES (continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million at January 31, 2008. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE H — COMMITMENTS AND CONTINGENCIES

Legal Proceeding

In connection with the acquisition of Andrew Marc (see Note O), the Company’s acquired subsidiary is a party to an existing lawsuit. The seller has assumed responsibility to defend this action and has fully indemnified the Company against any losses arising from the suit. While we can not be assured that the seller will be able to fulfill any potential obligation, management believes that this indemnity should protect us from any liability with respect to this proceeding.

Lease Agreements

The Company leases warehousing, executive and sales facilities, and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2008:

Operating Leases
(in thousands)
Year ending January 31,
2009	$6,273
2010	6,051
2011	5,560
2012	2,870
2013	2,126
Thereafter	1,698
Net minimum lease payments	$24,578

Rent expense on the above operating leases (including the lease with 345 West – see Note K) for the years ended January 31, 2008, 2007 and 2006 was approximately $6.2 million, $4.8 million and $3.9 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

License Agreements

The Company has entered into license agreements that provide for royalty payments from 3% to 15% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $31.9 million, $25.8 million and $19.3 million, for the years ended January 31, 2008, 2007 and 2006, respectively. Contractual advertising expense associated with certain license agreements (included in selling, general and administrative expense) was $8.7 million, $7.2 million and $4.6 million for the years ended January 31, 2008, 2007 and 2006, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year ending January 31,	Amount
(in thousands)
2009	$27,444
2010	22,877
2011	18,954
2012	9,635
2013	2,154
$81,064

Employment Agreements

The Company has an employment agreement with its chief executive officer, which expires on January 31, 2011. The agreement provides for a base salary as well as bonus payments that vary between 3% and 6% of pretax income in excess of $2 million.

The Company entered into employment agreements with four principals from the businesses acquired during 2005. Each agreement has a non-compete provision and an initial term through January 31, 2009. The aggregate minimum annual base compensation for these employment agreements is $2.1 million through January 31, 2009. One of the former principals also received options to purchase 75,000 shares at the fair market value of the common stock upon executing the agreement.

The Company entered into employment agreements with two principals from the businesses acquired during 2007. Each agreement has a non-compete provision and an initial term through January 31, 2011. The aggregate minimum annual base compensation for these employment agreements is $700,000 through January 31, 2011. Each principal received options to purchase 17,500 shares of the Company’s common stock with an exercise price equal to the market price of the Company’s common stock on the date of the acquisition. The principals are also entitled to performance bonuses based on the earnings, as defined, of the acquired divisions.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE I — STOCKHOLDERS’ EQUITY

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

Private Placement

On July 13, 2006, the Company completed a private placement of its Common Stock and five-year warrants to purchase its Common Stock. The Company issued 1,500,000 shares of Common Stock at a price of $10.11 per share, resulting in net proceeds to the Company of $15.0 million. The Company also issued warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date of the private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments.

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

Stock Options and Warrants

As of January 31, 2008, the Company has 751,851 shares available for grant under its stock plans. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE I — STOCKHOLDERS’ EQUITY (continued)

Information regarding all options and warrants for fiscal 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options and warrants outstanding at beginning of year	1,673,798	$6.16	1,429,348	$3.53	1,472,923	$3.25
Exercised	(374,600)	$2.96	(328,900)	$2.99	(146,850)	$2.94
Granted	292,600	$17.58	696,000	$10.57	108,000	$6.49
Cancelled or forfeited	(124,250)	$9.07	(122,650)	$8.99	(4,725)	$2.53
Options and warrants outstanding at end of year	1,467,548	$9.01	1,673,798	$6.16	1,429,348	$3.53
Exercisable	999,198	$6.71	1,242,798	$5.60	1,083,898	$2.98

The following table summarizes information about stock options and warrants outstanding:

Range of exercise prices	Number out- standing as of January 31, 2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of January 31, 2008	Weighted average exercise price
$1.16 – $4.00	204,298	1.38	$1.54	202,798	$1.53
$4.01 – $8.00	476,250	5.39	$5.08	405,300	$4.96
$8.01 – $12.00	495,400	4.67	$10.82	378,600	$10.97
$12.01 – $18.64	291,600	9.66	$17.57	12,500	$18.49
	1,467,548			999,198

Restricted Stock

In May 2005, the Company granted 211,500 restricted shares of the Company’s common stock to key employees. These shares vested during October 2005 based on the market price of the Company’s common stock exceeding a certain target for at least ten days. Compensation expense of $1.6 million was recorded as an expense on the date the restriction lapsed.

In July 2005, the Company granted 225,000 restricted shares in connection with the acquisition of Marvin Richards. During the years ended January 31, 2007 and 2006, 187,500 and 37,500 restricted shares, respectively, vested as a result of the market price of the Company’s stock attaining certain specified thresholds. As a result, additional goodwill in the amounts of $2.7 million and $257,000 was recorded during the years ended January 31, 2007 and 2006, respectively, based upon the market price on the day the stock vested.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE J — MAJOR CUSTOMERS

For the year ended January 31, 2008, one customer accounted for 18.9% of the Company’s net sales. Two customers accounted for 18.5% and 11.9% of the Company’s net sales for the year ended January 31, 2007. Two customers accounted for 19.0% and 13.2% of the Company’s net sales for the year ended January 31, 2006.

NOTE K — RELATED PARTY TRANSACTIONS

During the years ended January 31, 2008, 2007 and 2006, the Company leased space from 345 W 37th Corp. (‘‘345 West’’), a property owned by two principal stockholders, one of whom is an executive officer. Rent and other operating expenses paid by the Company to 345 West during the years ended January 31, 2008, 2007 and 2006, amounted to approximately $102,000, $240,000, and $227,000, respectively.

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

NOTE L — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company currently matches 50% of employee contributions up to 3% of the participant’s compensation. The Company’s matching contributions amounted to approximately $537,000, $372,000, and $260,000, for the years ended January 31, 2008, 2007 and 2006, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE M — SEGMENTS

The Company operates in two segments, licensed and non-licensed apparel. The Company’s reportable segments are business units that are managed separately and offer its products that differ based upon whether the products are sold subject to licensing arrangements or under a proprietary or private label brand. The following information is presented for the fiscal years indicated below:

	2008		2007		2006
	Licensed	Non- Licensed	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$364,989	$153,879	$268,891	$158,125	$196,954	$127,118
Cost of goods sold	260,710	118,707	189,936	121,534	141,969	97,257
Gross profit	104,279	35,172	78,955	36,591	54,985	29,861
Selling, general and administrative	75,402	31,694	59,595	28,093	44,554	23,334
Operating profit	28,877	3,478	19,360	8,498	10,431	6,527
Interest and financing charges, net	2,202	956	4,515	1,847	2,065	2,284
Income before income taxes	$26,675	$2,522	$14,845	$6,651	$8,366	$4,243
Depreciation and amortization	$3,882	$1,545	$3,163	$1,268	$2,327	$804

Commission fee income was $231,000, $687,000, and $3.0 million for fiscal 2008, 2007 and 2006, respectively. In fiscal 2008 and 2007, commission fee income was in the non-licensed segment. In fiscal 2006, approximately $843,000 and $2.2 million of commission fee income was included in the licensed and non-licensed segments, respectively. The Company allocates all expenses to its two reportable segments. The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2008		2007		2006
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
Geographic region United States	$513,903	$53,714	$422,960	$46,442	$319,451	$42,319
Non-United States	4,965	219	4,057	959	4,621	877
	$518,868	$53,933	$427,017	$47,401	$324,072	$43,196

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2008, 2007 and 2006.

Included in finished goods inventory at January 31, 2008, 2007 and 2006 are $37.0 million and $19.8 million, $24.3 million and $11.8 million, and $16.7 million and $8.5 million, respectively, of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 31, 2008, 2007 and 2006

NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2008 and 2007 are as follows:

	Quarter ended
	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
January 31, 2008
Net sales	$35,088	$83,909	$271,195	$128,676
Gross profit	7,329	21,940	80,263	29,919	(a)
Net income (loss)	(6,448)	(884)	23,755	1,067	(a)(b)
Net income (loss) per common share
Basic	$(0.42)	$(0.05)	$1.45	$0.06	(a)(b)
Diluted	(0.42)	(0.05)	1.41	0.06	(a)(b)

	Quarter ended
	April 30, 2006	July 31, 2006	October 31, 2006		January 31, 2007
January 31, 2007
Net sales	$14,389	$69,082	$244,704		$98,842
Gross profit	679	16,833	72,344		25,691
Net income (loss)	(8,850)	(1,737)	23,258	(c)	518
Net income (loss) per common share
Basic	$(0.72)	$(0.14)	$1.68	(c)	$0.04
Diluted	(0.72)	(0.14)	1.59	(c)	0.03

(a)	Includes a pre-tax charge of $3.0 million, ($1.8 million, net of tax, or $0.11 per share), associated with loss on a vendor guarantee and a pre-tax charge of $720,000 ($431,000, net of tax, or $0.03 per share), associated with the termination of a license.
(b)	Includes a gain of $860,000, net of tax, or $0.05 per share, related to the reversal of expense reserves, no longer deemed necessary upon completion of closing down our Indonesian facility.
(c)	Includes the reversal of tax contingencies in the amount of $950,000.

NOTE O — Subsequent Event

On February 11, 2008, the Company acquired all of the outstanding stock of AM Apparel for a purchase price, including working capital adjustments and associated fees and expenses, of approximately $43.0 million.

AM Apparel owns the businesses of Andrew Marc, which is a supplier of fine outerwear and handbags for men and women to the upscale specialty and department store tiers of distribution. Andrew Marc sells products under its own Andrew Marc and Marc New York brands, as well as under the licensed Dockers and Levi’s brands.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions (a)	Balance at end of period
Year ended January 31, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$1,427	$245		$749	$923
Reserve for sales allowances (b)	14,048	37,933		30,180	21,801
	$15,475	$38,178		$30,929	$22,724
Year ended January 31, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$1,636	$249		$458	$1,427
Reserve for sales allowances (b)	7,807	22,393		16,152	14,048
	$9,443	$22,642		$16,610	$15,475
Year ended January 31, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$1,732	$(182)		$(86)	$1,636
Reserve for sales allowances (b)	4,958	13,003		10,154	7,807
	$6,690	$12,821		$10,068	$9,443

(a)	Accounts written off as uncollectible, net of recoveries.
(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1