Form 10-Q
period 2008-04-30
G III APPAREL GROUP LTD /DE/
filed 2008-06-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes     No

As of June 1, 2008, there were 16,512,277 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2008	April 30, 2007	January 31, 2008
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,566	$58,771	$38,341
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $19,193, $13,974 and $22,724, respectively	49,460	25,613	66,944
Inventories, net	57,642	31,182	59,934
Prepaid income taxes	5,460	7,301	—
Deferred income taxes	15,616	5,279	10,046
Prepaid expenses and other current assets	13,993	13,651	8,500
Total current assets	144,737	141,797	183,765
PROPERTY, PLANT AND EQUIPMENT, NET	7,425	5,566	5,261
DEFERRED INCOME TAXES	3,941	2,800	3,944
GOODWILL	51,109	24,758	31,746
OTHER INTANGIBLES, NET	27,228	11,142	11,143
OTHER ASSETS	2,143	1,474	1,839
	$236,583	$187,537	$237,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$26,177	$8,147	$13,060
Current maturities of obligations under capital leases	—	195	—
Income taxes payable	—	—	4,348
Accounts payable	17,989	9,286	24,290
Contingent purchase price payable	1,440	—	4,894
Accrued expenses	14,686	9,186	15,461
Deferred income taxes	1,298	—	1,298
Total current liabilities	61,590	26,814	63,351
NOTES PAYABLE	—	11,444	—
DEFERRED INCOME TAXES	7,086	—	—
OTHER NON-CURRENT LIABILITIES	473	433	473
TOTAL LIABILITIES	69,149	38,691	63,824
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized;
No shares issued and outstanding in all periods
Common stock – $.01 par value; 40,000,000 shares
authorized; 16,873,502, 16,734,404 and 16,839,004 shares issued, respectively	169	167	168
Additional paid-in capital	97,552	96,016	97,105
Retained earnings	70,683	53,633	77,571
	168,404	149,816	174,844
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)
	167,434	148,846	173,874
	$236,583	$187,537	$237,698

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	THREE MONTHS ENDED APRIL 30,
	(Unaudited)
	2008	2007
Net sales	$75,396	$35,088
Cost of goods sold	57,859	27,759
Gross profit	17,537	7,329
Selling, general and administrative expenses	27,165	16,493
Depreciation and amortization	1,580	1,594
Operating loss	(11,208)	(10,758)
Interest and financing charges, net	566	265
Loss before income taxes	(11,774)	(11,023)
Income tax benefit	(4,886)	(4,575)
Net loss	$(6,888)	$(6,448)
LOSS PER COMMON SHARE:
Basic and Diluted:
Net loss per common share	$(0.42)	$(0.42)
Weighted average number of shares outstanding	16,482,000	15,252,000

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended April 30,
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net loss	$(6,888)	$(6,448)
Adjustments to reconcile net income to net cash(used in) provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	1,570	1,594
Non-cash stock based compensation	217	128
Deferred financing charges	174	174
Changes in operating assets and liabilities:
Accounts receivable, net	22,858	35,347
Inventories, net	9,597	6,929
Income taxes, net	(9,808)	(9,614)
Prepaid expenses and other current assets	(5,199)	(3,898)
Other assets, net	(230)	335
Accounts payable, accrued expenses and other liabilities	(14,300)	(8,062)
Net cash (used in) provided by operating activities	(2,009)	16,485
Cash flows from investing activities
Capital expenditures	(697)	(690)
Acquisition of Andrew Marc, net of cash acquired	(42,963)	—
Contingent purchase price paid	(3,454)	(3,741)
Net cash used in investing activities	(47,114)	(4,431)
Cash flows from financing activities
Increase in notes payable, net	26,177	—
Repayment of notes payable	—	(788)
Repayment of term loan	(13,060)	(3,706)
Payments for capital lease obligations	—	(39)
Proceeds from sale of common stock, net	—	36,547
Proceeds from exercise of stock options	67	838
Tax benefit from exercise of stock options	164	1,839
Net cash provided by financing activities	13,348	34,691
Net (decrease) increase in cash and cash equivalents	(35,775)	46,745
Cash and cash equivalents at beginning of period	38,341	12,026
Cash and cash equivalents at end of period	$2,566	$58,771
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$466	$204
Income taxes	4,714	3,190
Detail of acquisition:
Acquired intangibles	$36,483
Fair value of other assets acquired, net	20,867
Fair value of total assets acquired	57,350
Liabilities assumed	(14,310)
Cash paid for acquisition	43,040
Cash acquired	77
Net cash paid for acquisition	$42,963

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General Discussion

As used in these financial statements, the term ‘‘Company’’ refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three month period ended April 30, 2008 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2008.

Note 2 — Acquisition of Andrew Marc

In February 2008, the Company acquired all of the outstanding stock of AM Apparel Holdings Inc. from GB Holding I, LLC for a purchase price, including working capital adjustments and fees and expenses related to the acquisition, of approximately $43.0 million. The cost to acquire these assets has been preliminarily allocated to the assets according to estimated fair values and is subject to adjustment when additional information concerning the asset valuation is finalized. The preliminary allocation has resulted in acquired intangibles in the amount of $36.5 million, which includes approximately $19.4 million of goodwill.

AM Apparel owns the businesses of Andrew Marc, which is a supplier of outerwear for men and women, women’s handbags and men’s carrying cases to the upscale specialty and department store tiers of distribution. Andrew Marc sells products under its own Andrew Marc and Marc New York brands, as well as under the licensed Dockers and Levi’s brands.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on February 1, 2007:

	Three Months ended April 30,
	2008	2007
	(in thousands, except per share amounts)
Net sales	$76,611	$41,232
Net loss	(8,837)	(10,179)
Loss per share:
Basic and Diluted	$(0.54)	$(0.67)

The unaudited pro forma results shown above reflect the assumption that the Company would have financed the acquisitions under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred as of February 1, 2007.

The operating results of Andrew Marc have been included in the Company’s financial statements since February 11, 2008, the date of acquisition.

Note 3 — Inventories

Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	April 30, 2008	April 30, 2007	January 31, 2008
	(in thousands)
Finished goods	$53,410	$27,944	$56,848
Work-in-process	264	309	7
Raw materials	3,968	2,929	3,079
	$57,642	$31,182	$59,934

Note 4 — Intangibles

In July 2005, the company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group are entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $4.9 million and $3.7 million have been recorded based upon the performance of these divisions with respect to the fiscal years ended January 31, 2008 and 2007, respectively. Goodwill is increased for any earn-out payments made.

Note 5 — Loss per Common Share

Basic loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted income per share amounts are computed, when applicable, using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and stock warrants outstanding during the period.

Note 6 — Notes Payable

The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which, in April 2008, was amended and extended to July 11, 2011, is a senior collateralized credit facility that provides for borrowings under a revolving line of credit in the aggregate principal amount of up to $250 million. This financing replaced our prior financing that consisted of a revolving line of credit that provided for borrowings in the aggregate principal amount of up to $165 million and a term loan in the initial principal amount of $30 million.

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

Note 7 — Segments

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in two segments, licensed and non-licensed apparel. The following information is presented for the three month periods indicated below:

	THREE MONTHS ENDED APRIL 30,
	2008		2007
	(in thousands)
	Licensed	Non- Licensed	Licensed	Non- Licensed
Net sales	$41,714	$33,682	$29,845	$5,243
Cost of goods sold	32,936	24,923	23,122	4,637
Gross profit	8,778	8,759	6,723	606
Selling, general and administrative, including depreciation and amortization	15,750	12,995	13,493	4,594
Operating loss	$(6,972)	$(4,236)	$(6,770)	$(3,988)

Included in finished goods inventory at April 30, 2008 are approximately $33.2 million and $20.2 million of inventories for licensed and non-licensed apparel, respectively. Included in finished goods at April 30, 2007 are approximately $18.0 million and $9.9 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Note 8 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, ‘‘Effective Date of FASB Statement No. 157,’’ which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 on February 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company’s consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, ‘‘G-III’’, ‘‘us’’, ‘‘we’’ and ‘‘our’’ refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2009 is referred to as ‘‘fiscal 2009’’.

Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are ‘‘forward-looking statements’’ as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, customer concentration, seasonality, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

In May 2007, we acquired specified operating assets of Jessica Howard, Ltd. and Industrial Cotton, Inc., two related companies. Jessica Howard designs and markets moderate and better dresses under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a mid-tier provider of a broad assortment of junior denim products. The operating results of the Jessica Howard/Industrial Cotton businesses have been included in our financial statements since the date of acquisition.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our Jessica Howard division will assist us in seeking additional dress licenses. We added to our dress business in July 2007, when we expanded our license with Ellen Tracy to include dresses. We also intend to grow the existing Jessica Howard and Eliza J brands and expand the private label programs to further develop our dress business. Industrial Cotton adds expertise to our junior sportswear business.

In February 2008, we acquired Andrew Marc, a supplier of outerwear for both men and women, women’s handbags and men’s carrying cases to upscale specialty and department stores. As a result of this acquisition, we have added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. The operating results of the Andrew Marc business have been included in our financial statements since the date of acquisition.

Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution and at a variety of price points. We believe that these acquisitions complement our other licensed brands, G-III owned labels and private label programs.

We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings.

As a result of an acquisition made in July 2005, we have licenses for men’s and women’s outerwear with Calvin Klein. In September 2005, we entered into a license agreement to manufacture and distribute women’s better suits under the Calvin Klein label and, in April 2006, we entered into a license agreement to manufacture and distribute women’s dresses under the Calvin Klein label. We began shipping the women’s suit line in January 2006 and the women’s dress line in October 2006. We further expanded our relationship with Calvin Klein in December 2007 by adding a license for women’s performance wear. We began limited shipments of this product for the Spring 2008 season and expect a complete rollout for the Fall 2008 season.

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

Results of Operations

Three months ended April 30, 2008 compared to three months ended April 30, 2007

Our lowest sales traditionally occur in the first fiscal quarter of the year. Net sales for the three months ended April 30, 2008 increased to $75.4 million from $35.1 million in the same period last year. Net sales of licensed apparel increased to $41.7 million from $29.8 million primarily as a result of an increase of $6.4 million in net sales of Calvin Klein licensed product and $1.6 million in sales of Kenneth Cole licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits, dresses and women’s performance wear. Our Kenneth Cole licensed product consists of women’s and men’s outerwear. Net sales of non-licensed apparel in the three months increased to $33.7 million from $5.2 million primarily due to sales by our Jessica Howard/Industrial Cotton division ($25.3 million). Jessica Howard/Industrial Cotton primarily markets and sells women’s dresses and, to a lesser extent, junior sportswear. Jessica Howard/Industrial Cotton was acquired in May 2007 and, accordingly, was not included in our results of operations in last year’s period.

Gross profit increased to $17.5 million, or 23.3% of net sales, for the three month period ended April 30, 2008, from $7.3 million, or 20.9% of net sales, in the same period last year. The gross profit percentage in our licensed apparel segment decreased to 21.0% in the three month period ended April 30, 2008 from 22.5% in the same period last year. The decrease in the gross profit percentage was due to reduced margins in our Calvin Klein suit business and closeout activity in our outerwear business. The gross profit percentage for Calvin Klein suits declined because the retail environment for women’s suits has continued to be soft The gross profit percentage in our non-licensed segment was 26.0% in the three month period ended April 30, 2008 compared to 11.6% in the same period last year. The increase in the gross margin is primarily attributable to dress sales by our Jessica Howard/Industrial Cotton division. Sales of non-licensed apparel in the prior comparable quarter were primarily closeout sales of outerwear.

Selling, general and administrative expenses increased $10.6 million to $28.7 million in the three month period ended April 30, 2008 from $18.1 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($5.5 million), facility costs ($1.5 million), and advertising and promotion ($1.1 million). Personnel costs and facility costs increased primarily as a result of the acquisitions of Andrew Marc in February 2008 and Jessica Howard/Industrial Cotton in May 2007. Facility costs for Andrew Marc consist primarily of rent and related costs for a warehouse and distribution facility it leases in New Jersey. Facility costs for Jessica Howard/Industrial Cotton consist primarily of third party warehousing costs. Advertising and promotion increased primarily due to cooperative advertising in our department store business, trade show expense and increased advertising paid to licensors based on a percentage of net sales of licensed product. We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisition of Andrew Marc, as well as the continued expansion of our business.

Interest and finance charges, net for the three months ended April 30, 2008 were $566,000 compared to $265,000 for the comparable period last year. Interest expense increased due to higher average borrowings as a result of using our cash to acquire Andrew Marc.

Income tax benefit for the three months ended April 30, 2008 was $4.9 million compared to $4.6 million in the comparable period last year. The increase in income tax benefit was a direct result of the greater loss before income taxes for the three months ended April 30, 2008 over the comparable period last year. The effective rate for both periods was 41.5%.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under our credit facility and cash generated from operations. We also raised cash from offerings of our common stock in July 2006 and March 2007.

The amount borrowed under the line of credit varies based on our seasonal requirements. At April 30, 2008, we had cash and cash equivalents of $2.6 million and short-term outstanding borrowings of $26.2 million. At April 30, 2007, we had cash and cash equivalents of $58.8 million and short-term outstanding borrowings of $777,000. In February 2008, we paid $43.0 million, including fees and expenses related to the acquisition, to purchase Andrew Marc. We used our cash balances and our revolving credit facility to pay the purchase price and expenses in connection with this acquisition.

Our contingent liability under open letters of credit was approximately $25.0million as of April 30, 2008 compared to $7.1 million as of April 30, 2007. The increase in open letters of credit in the current quarter is a result of our acquisition of Andrew Marc.

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent for a consortium of banks that was recently amended and extended for three years to July 2011. The financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. This financing replaced our prior financing that consisted of a revolving line of credit that provided for borrowings in the aggregate principal amount of up to $165 million and a term loan in the initial principal amount of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line of credit are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate less 0.25% (4.75% at May 1, 2008) or LIBOR plus 2.0% (4.85% at May 1, 2008).

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of April 30, 2008, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

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

Cash from Operating Activities

We used $2.0 million of cash from operating activities during the three months ended April 30, 2008, primarily as a result of a decrease in accounts payable and accrued expenses of $14.3 million, a net decrease in our income tax payable of $9.8 million, our net loss of $6.9 million and an increase in prepaid expenses of $5.2 million offset, in part, by a decrease of $22.9 million in accounts receivable and $9.6 million in inventory. The decrease in accounts payable and accrued expenses is primarily attributable to accrued bonuses ($3.2 million) and accrued royalties ($1.9 million) being paid in the first quarter. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2007 income and the increase in prepaid taxes is a result of the tax benefit recorded for our first quarter 2008 loss. The decrease in accounts receivable for the three months resulted primarily from the collection of accounts receivable related to net sales in the fourth quarter of fiscal 2008 which were much higher than net sales in the first quarter of fiscal 2009. This is consistent with our seasonal pattern in prior years. The decrease in inventory is a result of closing out year end inventory. This is also consistent with our seasonal pattern of reducing our inventory levels throughout the first quarter. The decrease in inventory reflected in the condensed consolidated statements of cash flows does not include $7.3 million of inventory acquired in connection with the acquisition of Andrew Marc.

Cash from Investing Activities

We used $47.1 million of cash in investing activities in the three months ended April 30, 2008. We used $43.0 million of cash in connection with the acquisition of Andrew Marc. We paid $3.5 million during the quarter in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. Fiscal 2009 is the last year of our obligation to pay additional purchase price in connection with these two acquisitions. We also used $697,000 in cash for capital expenditures in the three months ended April 30, 2008, primarily for renovation of our new warehouse facility in South Brunswick, NJ and updating our New York City showrooms.

Cash from Financing Activities

Cash from financing activities provided $13.3 million in the three months ended April 30, 2008 primarily as a result of increased borrowings under our line of credit. We borrowed $5.4 million in connection with the acquisition of Andrew Marc. We also repaid $13.1 million which represented the outstanding balance under our term loan at the time we amended and extended our financing agreement.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2008 are those that depend most heavily on these judgments and estimates. As of April 30, 2008, there have been no material changes to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

PART II — OTHER INFORMATION

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: June 9, 2008	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer
Date: June 9, 2008	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer