Form 10-Q
period 2008-07-31
G III APPAREL GROUP LTD /DE/
filed 2008-09-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number   0-18183
G-III APPAREL GROUP, LTD.
(Exact name of registrant as specified in its charter)

Delaware	41-1590959

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

512 Seventh Avenue, New York, New York	10018

(Address of Principal Executive Offices)	(Zip Code)
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
Yes  ☑       No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No  ☑
As of September 1, 2008, there were 16,512,277 shares of our common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 31,	July 31,	January 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,982	$2,672	$38,341
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $15,990, $15,209 and $22,724, respectively	83,467	61,016	66,944
Inventories, net	156,044	98,294	59,934
Prepaid income taxes	8,098	8,005	—
Deferred income taxes	15,616	5,279	10,046
Prepaid expenses and other current assets	16,036	16,295	8,500

Total current assets	282,244	191,561	183,765

PROPERTY, PLANT AND EQUIPMENT, NET	9,969	5,646	5,261
DEFERRED INCOME TAXES	3,941	2,800	3,944
GOODWILL	51,165	25,899	31,746
OTHER INTANGIBLES, NET	26,183	13,549	11,143
OTHER ASSETS	2,330	1,235	1,839

	$375,832	$240,690	$237,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$118,326	$15,245	$13,060
Income taxes payable	—	—	4,348
Accounts payable	65,196	56,147	24,290
Accrued expenses	19,569	10,872	20,355
Deferred income taxes	1,298	—	1,298

Total current liabilities	204,389	82,264	63,351

NOTES PAYABLE	—	9,794	—
DEFERRED INCOME TAXES	7,086	—	—
OTHER NON-CURRENT LIABILITIES	473	364	473

TOTAL LIABILITIES	211,948	92,422	63,824

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized; No shares issued and outstanding in all periods
Common stock — $.01 par value; 40,000,000 shares authorized; 16,879,502, 16,757,003 and 16,839,004 shares issued, respectively	169	167	168
Additional paid-in capital	97,853	96,322	97,105
Retained earnings	66,832	52,749	77,571

	164,854	149,238	174,844
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	163,884	148,268	173,874

	$375,832	$240,690	$237,698

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months
	Ended July 31,
	(Unaudited)
	2008	2007
Net sales	$113,462	$83,909

Cost of goods sold	84,581	61,969

Gross profit	28,881	21,940

Selling, general and administrative expenses	32,523	22,056
Depreciation and amortization	1,774	1,247

Operating loss	(5,416)	(1,363)

Interest and financing charges, net	1,099	147

Loss before income taxes	(6,515)	(1,510)

Income tax benefit	(2,663)	(626)

Net loss	$(3,852)	$(884)

LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.23)	$(0.05)

Weighted average number of shares outstanding	16,512	16,376

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months
	Ended July 31,
	(Unaudited)
	2008	2007
Net sales	$188,859	$118,997

Cost of goods sold	142,440	89,728

Gross profit	46,419	29,269

Selling, general and administrative expenses	59,688	38,549
Depreciation and amortization	3,355	2,841

Operating loss	(16,624)	(12,121)

Interest and financing charges, net	1,665	412

Loss before income taxes	(18,289)	(12,533)

Income tax benefit	(7,549)	(5,201)

Net loss	$(10,740)	$(7,332)

LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.65)	$(0.46)

Weighted average number of shares outstanding	16,497	15,823

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months
	Ended July 31,
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net loss	$(10,740)	$(7,332)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	3,355	2,841
Non-cash stock based compensation	493	284
Deferred financing charges	311	355
Changes in operating assets and liabilities:
Accounts receivable, net	(11,149)	(56)
Inventories, net	(70,311)	(56,358)
Income taxes, net	(12,446)	(10,318)
Prepaid expenses and other current assets	(5,812)	(6,542)
Other assets, net	(978)	393
Accounts payable, accrued expenses and other liabilities	37,790	40,470

Net cash used in operating activities	(69,487)	(36,263)

Cash flows from investing activities
Capital expenditures	(1,291)	(1,068)
Cash paid for acquisition of Jessica Howard/Industrial Cotton	—	(8,322)
Acquisition of Andrew Marc, net of cash acquired	(43,019)	—
Acquisition of Wilsons, net of cash acquired	(22,179)	—
Contingent purchase price paid	(4,904)	(3,741)

Net cash used in investing activities	(71,393)	(13,131)

Cash flows from financing activities
Increase in notes payable, net	118,326	6,310
Repayment of term loan	(13,060)	(5,356)
Payments for capital lease obligations	—	(288)
Proceeds from sale of common stock, net	—	36,514
Proceeds from exercise of stock options	91	946
Tax benefit from exercise of stock options	164	1,914

Net cash provided by financing activities	105,521	40,040

Net decrease in cash and cash equivalents	(35,359)	(9,354)
Cash and cash equivalents at beginning of period	38,341	12,026

Cash and cash equivalents at end of period	$2,982	$2,672

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,250	$189
Income taxes	4,721	3,190

	Six Months
	Ended July 31,
	(Unaudited)
	2008	2007
Detail of Andrew Marc acquisition:
Acquired intangibles	$36,539
Fair value of other assets acquired, net	20,867

Fair value of total assets acquired	57,406
Liabilities assumed	(14,310)

Cash paid for acquisition	43,096
Cash acquired	77

Net cash paid for acquisition	$43,019

Detail of Wilsons acquisition:
Cash paid for acquisition	$22,267
Cash acquired	88

Net cash paid for acquisition	$22,179

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Discussion
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and six month periods ended July 31, 2008 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
Certain amounts in the Condensed Consolidated Balance Sheets as of July 31, 2007 have been reclassified to conform to the current period presentation.
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
Note 2 — Acquisitions of Andrew Marc and Wilsons
ANDREW MARC
In February 2008, the Company acquired all of the outstanding stock of AM Apparel Holdings, Inc. for a purchase price, including working capital adjustments and fees and expenses related to the acquisition, of approximately $43.1 million. The cost to acquire these assets has been preliminarily allocated to the assets according to estimated fair values and is subject to adjustment when additional information concerning the asset valuation is finalized. The preliminary allocation has resulted in acquired intangibles in the amount of $36.5 million, which includes approximately $19.4 million of goodwill.
AM Apparel Holdings Inc. owns the businesses of Andrew Marc, which is a supplier of outerwear for men and women, women’s handbags and men’s carrying cases to the upscale specialty and department store tiers of distribution. Andrew Marc sells products under its own Andrew Marc and Marc New York brands, as well as under the licensed Dockers and Levi’s brands.
The operating results of Andrew Marc have been included in the Company’s financial statements since February 11, 2008, the date of acquisition.
WILSONS
In July 2008, AM Retail Group, Inc. (“AM Retail”), a newly formed wholly-owned subsidiary of G-III Apparel Group, Ltd., entered into an Asset Purchase Agreement with Wilsons The Leather Experts, Inc. (“Wilsons”) and numerous wholly-owned subsidiaries of Wilsons pursuant to which AM Retail acquired certain assets of Wilsons including the leases for 116 outlet store locations, approximately $18.5 million in inventory, the lease for the distribution center, certain prepaid items and the Wilsons name and other related trademarks and trade names. The purchase price for the assets acquired was approximately $22.3 million. The Company is currently evaluating the fair value of the assets acquired.
AM Retail will be engaged in operating the Wilsons outlet stores and e-commerce site that sell outerwear and accessories.
The operating results of AM Retail have been included in the Company’s financial statements since July 8, 2008, the date of acquisition.
The following unaudited pro forma information presents the results of operations of the Company as if the Andrew Marc and Wilsons acquisitions had taken place on February 1, 2007:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net sales	$126,444	$109,463	$226,779	$175,715
Net loss	(6,512)	(8,536)	(18,289)	(20,840)

Loss per share:
Basic and Diluted	$(0.39)	$(0.52)	$(1.11)	$(1.32)
The unaudited pro forma results shown above reflect the assumption that the Company would have financed the acquisitions under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred as of February 1, 2007.
Note 3 — Inventories
Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	July 31,	July 31,	January 31,
	2008	2007	2008
	(in thousands)
Finished goods	$151,998	$92,469	$56,848
Work-in-process	630	905	7
Raw materials	3,416	4,920	3,079

	$156,044	$98,294	$59,934

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
Note 5 — Loss per Common Share
Basic loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted income per share amounts are computed, when applicable, using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock warrants and restricted stock outstanding during the period.
Note 6 — Notes Payable
The Company has a financing agreement with The CIT Group/Commercial Services, Inc., as Agent, for a consortium of banks. The financing agreement, which, in April 2008, was amended and extended to July 11, 2011, is a senior collateralized credit facility that provides for borrowings under a revolving line of credit in the aggregate principal amount of up to $250 million. This financing replaced the Company’s prior financing that consisted of a revolving line of credit that provided for borrowings in the aggregate principal amount of up to $165 million and a term loan in the initial principal amount of $30 million.
The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company’s option at the prime rate less 0.25% or LIBOR plus 2.0%.

The prior term loan in the original principal amount of $30 million was payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of the loan. The amount outstanding under the term loan, $13.1 million at January 31, 2008, was repaid in full in April 2008 from the proceeds of the extended financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds from sales of the Company’s equity securities. The financing agreement is secured by all of the Company’s assets.

Note 7 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments, licensed apparel, non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons outlet retail chain in July 2008. The Company had an insignificant retail operation prior to this acquisition. The results of this operation are now included in the Company’s retail operations segment. Previously, the Company’s retail operation was included in the non-licensed segment. The following information is presented for the three and six month periods indicated below:

	Three Months Ended July 31,
		2008		2007
	(in thousands)
		Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed
Net sales	$67,834	$38,431	$7,197	$52,074	$31,835

Cost of goods sold	50,570	29,904	4,107	37,844	24,125

Gross profit	17,264	8,527	3,090	14,230	7,710
Selling, general and administrative, including depreciation and amortization	19,957	9,964	4,376	15,488	7,815

Operating loss	$(2,693)	$(1,437)	$(1,286)	$(1,258)	$(105)

	Six Months Ended July 31,
		2008		2007
	(in thousands)
		Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed
Net sales	$109,547	$71,675	$7,637	$81,919	$37,078

Cost of goods sold	83,506	54,585	4,349	60,966	28,762

Gross profit	26,041	17,090	3,288	20,953	8,316
Selling, general and administrative, including depreciation and amortization	35,712	22,659	4,672	28,867	12,523

Operating loss	$(9,671)	$(5,569)	$(1,384)	$(7,914)	$(4,207)

Included in finished goods inventory at July 31, 2008 are approximately $93.5 million, $41.0 million and $17.5 million of inventories for licensed apparel, non-licensed apparel and retail operations, respectively. Included in finished goods at July 31, 2007 are approximately $70.6 million and $21.9 million of inventories for licensed apparel and non-licensed apparel, respectively. All other assets are commingled.
Note 8 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 on February 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis may have on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2009 is referred to as “fiscal 2009”.
Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are “forward-looking statements” as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, customer concentration, seasonality, customer acceptance of new products, weakness in the retail sector, risks related to the operation of a retail chain, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
Overview
G-III designs, manufactures, imports and markets an extensive range of outerwear, sportswear and accessories, including coats, jackets, pants, skirts, suits, dresses, women’s handbags and men’s carrying cases, and other sportswear items under licensed brands, our own proprietary brands and private retail labels. While our products are distributed through a broad mix of retail partners at a variety of price points, a majority of our sales are concentrated with our ten largest customers.
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
We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and through entering into license agreements for new brands or for additional products under previously licensed brands. We have made five acquisitions since July 2005, which have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and added a retail component to our business.
In February 2008, we acquired Andrew Marc, a supplier of outerwear for both men and women, women’s handbags and men’s carrying cases to upscale specialty and department stores. As a result of this acquisition, we have added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. In June 2008, we entered into a license agreement for Andrew Marc and Marc New York women’s footwear, our first as a licensor. We expect our women’s footwear to begin shipping for the Fall 2009 season. The operating results of the Andrew Marc businesses have been included in our financial statements since the date of acquisition.
In July 2008, we acquired certain assets of Wilsons The Leather Experts, a national retailer of outerwear and accessories. The assets acquired included 116 outlet store locations, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. We believe this acquisition will enable us to have a significant vertical retail operation. The operating results of the outlet retail business have been included in our financial statements since the date of acquisition.
Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution and at a variety of price points. We believe that both Andrew Marc and the Wilsons outlet retail business leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned labels and private label programs.
We market our products to department, specialty and mass merchant retail stores in the United States. We will also supply our outerwear to the Wilsons outlet stores and to the Wilsons ecommerce business we acquired. We recently launched a website for Andrew Marc product to further expand our ecommerce presence.
We currently operate our business in three segments, licensed apparel, non-licensed apparel and retail operations. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists primarily of the Wilsons outlet retail stores we acquired in July 2008. We had an insignificant retail operation prior to the Wilsons acquisition.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new or extend existing fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We expect to begin shipping better women’s sportswear for the Spring 2009 season. In July 2008, we entered in a license agreement to design and distribute Jessica Simpson dresses, which we expect to begin shipping for the Spring 2009 season.
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
Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. There has also been significant downward pressure on average retail prices for many categories of apparel. A number of retailers are experiencing significant financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty. We have responded to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us over the past three years that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines and distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations
Three months ended July 31, 2008 compared to three months ended July 31, 2007
Net sales for the three months ended July 31, 2008 increased to $113.5 million from $83.9 million in the same period last year. Net sales of licensed apparel increased to $67.8 million from $52.1 million primarily as a result of an increase of $9.3 million in net sales of Calvin Klein licensed product over the same period last year, primarily as a result of increased sales of Calvin Klein dresses, and $2.7 million in net sales under licenses acquired in connection with our purchase of Andrew Marc for which there were no comparable sales in the same period last year. We licensed additional women’s and men’s outerwear under the Levi’s and Dockers brands as a result of the Andrew Marc acquisition. Net sales of non-licensed apparel in the three months ended July 31, 2008 increased to $38.4 million from $31.8 million primarily due to an increase of $7.6 million in sales by our Jessica Howard division, which we owned for only a portion of same period last year, and $5.1 million of sales by our new Andrew Marc division, for which there were no comparable sales in the same period last year. These increases were offset by decreases in net sales in the Marvin Richards ($3.0 million) and Winlit divisions ($2.1 million). The Jessica Howard division primarily markets and sells women’s dresses and, to a lesser extent, junior sportswear. Net sales by our retail operations were $7.2 million. Almost all of these sales were from the 116 Wilsons outlet retail stores we acquired in July 2008.
Gross profit increased to $28.9 million, or 25.5% of net sales, for the three month period ended July 31, 2008, from $21.9 million, or 26.1% of net sales, in the same period last year. While the gross profit in our licensed apparel segment increased to $17.3 million for the three month period ended July 31, 2008 from $14.2 million in the same period last year, the gross profit percentage in our licensed apparel segment decreased to 25.6% from 27.3% in the same period last year. The decrease in the gross profit percentage was due to reduced margins in our Calvin Klein women’s suit business and closeout activity in our outerwear business. The gross profit percentage for Calvin Klein suits declined because the retail environment for women’s suits has continued to be soft. While the gross profit in our non-licensed apparel segment increased to $8.5 million from $7.7 million in the same period last year, the gross profit percentage in our non-licensed apparel segment decreased to 22.2% from 24.2% in the same period last year. The decrease in the gross profit percentage is primarily attributable to reduced margins in our Marvin Richards division. Sales of non-licensed apparel in the most recent quarter were primarily closeout sales of outerwear. The gross profit percentage in our retail operations segment was 42.9% in the three month period ended July 31, 2008. We did not have a retail operations segment in the same period last year.
Selling, general and administrative expenses increased $10.4 million to $32.5 million in the three month period ended July 31, 2008 from $22.1 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of the acquisitions of Wilsons in July 2008 ($4.1 million), Andrew Marc in February 2008 ($3.0 million) and Jessica Howard in May 2007 ($1.4 million). We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisitions, as well as the continued expansion of our business.
Interest and finance charges, net for the three months ended July 31, 2008 were $1.1 million compared to $148,000 for the comparable period last year. Interest expense increased primarily due to higher borrowings as a result of acquiring Andrew Marc and the Wilsons outlet retail business.
Income tax benefit for the three months ended July 31, 2008 was $2.7 million compared to $626,000 in the comparable period last year. The effective rate for the current period was 40.9% compared to 41.5% for the comparable prior period.
Six months ended July 31, 2008 compared to six months ended July 31, 2007
Net sales for the six months ended July 31, 2008 increased to $188.9 million from $119.0 million in the same period last year. Net sales of licensed apparel increased to $109.5 million from $81.9 million primarily attributable to increases of $15.7 million in net sales of Calvin Klein licensed product, primarily as a result of increased sales of Calvin Klein dresses, $3.2 million in net sales of Ellen Tracy licensed apparel, primarily as a result of the addition of Ellen Tracy dresses this year, $2.3 million in licensed sports apparel and $2.2 million in Kenneth Cole licensed outerwear, primarily as a result of increased sales of Kenneth Cole women’s outerwear. Net sales of non-licensed apparel in the six months ended July 31, 2008 increased to $71.7 million from $37.1 million primarily due to an increase of $32.9 million in sales by our Jessica Howard division, which we owned for only a small portion of the same period last year, and the addition of $8.9 million of sales by our .new Andrew Marc division, offset, in part, by decreases in sales in our Marvin Richards and Winlit divisions. Net sales of our retail operations were $7.6 million for the six months ended July 31, 2008. Almost all of these sales were from the 116 Wilsons outlet retail stores we acquired in July 2008.
Gross profit increased to $46.4 million for the six month period ended July 31, 2008 from $29.3 million in the same period last year. Gross profit as a percentage of net sales remained constant at 24.6% for both periods. While the gross profit in our licensed apparel segment increased to $26.0 million for the six month period ended July 31, 2008 from $21.0 million in the same period last year, the gross profit percentage in our licensed apparel segment decreased to 23.8% from 25.6% in the same period last year. The decrease in the gross profit percentage was due to reduced margins in our Calvin Klein women’s suit business and closeout activity in our outerwear business. The gross profit percentage for Calvin Klein suits declined because the retail environment for women’s suits has continued to be soft. The gross profit in our non-licensed apparel segment increased to $17.1 million from $8.3 million in the same period last year and the gross profit percentage in our non-licensed apparel segment increased to 23.8% from 22.4% in the same period last year. The increase in this gross margin percentage is primarily attributable to dress sales by our Jessica Howard division. Sales of non-licensed apparel in the prior comparable quarter were primarily closeout sales of outerwear. The gross profit percentage in our retail operations segment was 43.1% in the six month period ended July 31, 2008. We did not have a retail operations segment in the same period last year.
Selling, general and administrative expenses increased $21.2 million to $59.7 million in the six month period ended July 31, 2008 from $38.5 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of the acquisitions of Wilsons in July 2008 ($4.1 million), Andrew Marc in February 2008 ($6.4 million) and Jessica Howard in May 2007 ($6.1 million). We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of our recent acquisitions, as well as the continued expansion of our business.
Interest and finance charges, net for the six months ended July 31, 2008 were $1.7 million compared to $412,000 for the comparable period last year. Interest expense increased primarily due to higher borrowings as a result of acquiring Andrew Marc and the Wilsons outlet retail business.
Income tax benefit for the six months ended July 31, 2008 was $7.5 million compared to $5.2 million in the comparable period last year. The effective rate for the current period was 41.3% compared to 41.5% for the comparable prior period.
Liquidity and Capital Resources
Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year, and to fund the purchase price of acquisitions. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements have been borrowings under our credit facility and cash generated from operations. We also raised cash from offerings of our common stock in July 2006 and March 2007.
The amount borrowed under the line of credit varies based on our seasonal requirements. At July 31, 2008, we had cash and cash equivalents of $3.0 million and short-term outstanding borrowings of $118.3 million. At July 31, 2007, we had cash and cash equivalents of $2.7 million and short-term outstanding borrowings of $15.2 million. Our borrowings under the line of credit increased compared to a year ago primarily as a result of using the credit line to fund a portion of the purchase price of our two acquisitions this year and to fund the operating cash needs of these two new businesses. In February 2008, we paid $43.0 million, including fees and expenses related to the acquisition, to purchase Andrew Marc. In July 2008, we paid $22.2 million to purchase assets related to the Wilsons outlet retail business.
Our contingent liability under open letters of credit was approximately $28.4 million as of July 31, 2008 compared to $20.1 million as of July 31, 2007. The increase in open letters of credit in the current year is a result of inventory commitments for our new Andrew Marc businesses.
Financing Agreement
We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent for a consortium of banks that, in April 2008, was amended and extended for three years to July 2011. The financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. This financing replaced our prior financing that consisted of a revolving line of credit that provided for borrowings in the aggregate principal amount of up to $165 million and a term loan in the initial principal amount of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line of credit are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate less 0.25% (4.75% at August 1, 2008) or LIBOR plus 2.0% (4.40% at August 1, 2008).
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of July 31, 2008, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $69.5 million of cash in operating activities during the six months ended July 31, 2008, primarily as a result of our net loss of $10.7 million and increases of $70.3 million in inventory, $12.4 million in prepaid taxes and $11.1 million in accounts receivable, offset, in part, by an increase in accounts payable and accrued expenses of $37.8 million. The increases in these operating cash flow items are consistent with our seasonal pattern. We typically have a net loss through our first two fiscal quarters. During the second quarter, we build inventory for the fall shipping season accounting for the increase in inventory and accounts payable. The fall shipping season begins in the latter part of our second quarter. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2008 income and the increase in prepaid taxes is a result of the tax benefit recorded for our loss through the six months ended July 31, 2008. The increase in accounts payable and accrued expenses is attributable to our purchasing activity for the fall season including purchases of Andrew Marc outerwear and outerwear for our Wilsons outlet retail stores. The increase in inventory reflected in the condensed consolidated statements of cash flows does not include $7.3 million of inventory acquired in connection with our acquisition of Andrew Marc and $18.5 million of inventory acquired in connection with our purchase of assets related to the Wilsons outlet retail business.
Cash from Investing Activities
We used $71.4 million of cash in investing activities in the six months ended July 31, 2008. We used $43.0 million of cash in connection with the acquisition of Andrew Marc and $22.2 million of cash in connection with the acquisition of assets related to the Wilsons outlet retail business. We made $4.9 million of contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. Fiscal 2009 is the last year of our obligation to pay additional purchase price in connection with these two acquisitions. We also used $1.3 million in cash for capital expenditures in the six months ended July 31, 2008, primarily for renovation of our new warehouse facility in South Brunswick, NJ and updating our New York City showrooms.
Cash from Financing Activities
Cash from financing activities provided $105.5 million in the six months ended July 31, 2008 as a result of increased borrowings under our line of credit. We borrowed $5.4 million to fund a portion of the purchase price of Andrew Marc and $16.9 million to fund a portion of the purchase price of assets related to the Wilsons outlet retail business. The remaining borrowings were used to purchase the seasonal buildup of inventory for the fall season and to fund our working capital needs, including for our two new acquired businesses. In April 2008, we repaid $13.1 million under our term loan which represented the outstanding balance under that loan at the time we amended and extended our financing agreement.
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

Contractual Obligations
In connection with the acquisition of the Wilsons outlet retail business, we assumed approximately $47.0 million in lease commitments relating to retail store locations. Lease obligations of $10.2 million are due in less than one year, $17.5 million are due in one to three years, $9.0 million are due in three to five years and $10.3 are due in more than five years.
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2008 are those that depend most heavily on these judgments and estimates. As of July 31, 2008, there have been no material changes to our critical accounting policies.
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
On February 11, 2008, the Company completed the acquisition of Andrew Marc and, on July 8, 2008, the Company completed the acquisition of the Wilsons outlet retail operations. The Company will exclude Andrew Marc and Wilsons internal controls over financial reporting for the fiscal year ending January 31, 2009 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. As a result of our acquisition of the Wilsons outlet retail business, we have identified additional risks related to the operation of a retail business and have revised the risk factor related to the seasonality of our business, all as set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Expansion of our business into the retail sector involves significant costs and uncertainties.
In July 2008, we acquired 116 outlet store locations, as well as inventory, fixtures, a warehouse location and trademarks and trade names, from Wilsons The Leather Experts. Managing the Wilsons outlet stores will require the expenditure of our time and resources. Operation of a retail chain could divert our management’s time and resources from our core wholesale apparel business. Operation of a retail chain could be viewed as competitive by our licensors and existing retail customers and adversely affect our relationships with them. Accordingly, the acquisition of the Wilsons retail outlet business could negatively impact our results of operations.
We will need to improve the results of operations of the acquired Wilsons outlet retail stores in order for these stores to operate profitably for us. We have no experience operating a retail chain.
Prior to our acquisition of the Wilsons outlet retail stores, these stores as a whole were experiencing declines in comparable store sales, sales per square foot and gross margins. We will need to improve store operations and upgrade merchandise offered at these stores in order for these stores to operate profitably for us. We have no experience operating a retail chain and cannot be sure we will be able to improve the operations of these stores. If we cannot improve the results of operations of these stores, this acquisition could have a material adverse effect on our result of operations.
Leasing of significant amounts of real estate exposes us to possible liabilities and losses.
All of the Wilsons outlet retail stores acquired by us in July 2008 are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal, on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.
Our outlet retail stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.
Our outlet retail stores are located in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result, fuel shortages, increased fuel prices, travel restrictions, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse affect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:
•	the location of the outlet mall or the location of a particular store within the mall;

•	the other tenants occupying space at the outlet mall;

•	increased competition in areas where the outlet malls are located;

•	a downturn in the economy generally or in a particular area where an outlet mall is located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the outlet malls.
Sales at our stores are derived, in part, from the volume of traffic at the malls where our stores are located. Our stores benefit from the ability of a mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of outlet malls as shopping destinations. A reduction in outlet mall traffic as a result of these or other factors could materially adversely affect our business.
The retail business is intensely competitive and increased or new competition could have a material adverse effect on us.
The retail industry is intensely competitive. We compete against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. We also compete in particular markets with a number of retailers that specialize in the products that we sell. A number of different competitive factors could have a material adverse effect on our retail business, results of operations and financial condition including:
•	increased operational efficiencies of competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•	expansion of product offerings by existing competitors;

•	entry by new competitors into markets in which we operate retail stores; and

•	adoption by existing competitors of innovative retail sales methods.
We may not be able to continue to compete successfully with our existing or new competitors, or be assured that prolonged periods of deep discount pricing by our competitors will not have a material adverse effect on our business.
Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.
Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. As a result, in prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 75% of our net sales in fiscal 2008, 81% of our net sales in Fiscal 2007 and 82% of our net sales in fiscal 2006. The Andrew Marc business we acquired in February 2008 experiences seasonality similar to our other wholesale outerwear businesses. Our recently acquired Wilsons outlet retail business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we will be highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and net income for the foreseeable future.
The liquidation of PreVu, Incorporated could have a negative impact on us.
In July 2008, we acquired the outlet retail business of Wilsons The Leather Experts. As part of the acquisition, we acquired the rights to the Wilsons name and Wilsons changed its name to PreVu, Incorporated. PreVu intended to operate a mall-based accessories store concept after its sale of its outlet retail business to us. In August 2008, PreVu announced that it had been unable to obtain sufficient financing and that it would begin implementing an immediate liquidation process in its stores. PreVu stated that it expected to be fully liquidated by the end of October 2008. As the PreVu stores operated under the Wilsons name, the failure of these stores could have a negative effect on the perception of our Wilsons outlet retail stores. The company now known as PreVu made customary representations, warranties, covenants and indemnities to us in the asset purchase agreement pursuant to which we acquired the Wilsons outlet retail business. As a result of the liquidation of PreVu, it is unlikely that PreVu would be able to satisfy any of its liabilities to us that could arise under the asset purchase agreement.
A privacy breach could adversely affect our business.
The protection of customer, employee, and company data is critical to us. In particular, we utilize customer data captured through the use of proprietary credit cards to develop advertising and promotional events for our Wilsons retail stores and ecommerce web site. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits.
Item 4. Submission of Matters to a Vote of Stockholders
(a)	Our Annual Meeting of Stockholders was held on June 6, 2008.

(b)	The following matters were voted on and approved by our stockholders at the Annual Meeting:
(i)	The election of nine directors to serve for the ensuing year. There were no broker non-votes relating to this matter. The following nominees were elected as directors (with our stockholders having voted as set forth below):

		Withheld
Nominee	Votes For	Authority to Vote
Morris Goldfarb	15,674,948	393,358
Sammy Aaron	15,653,298	415,008
Thomas J. Brosig	8,686,919	7,381,387
Pieter Deiters	15,721,395	346,911
Alan Feller	15,640,573	427,733
Carl Katz	15,640,573	427,733
Laura H. Pomerantz	8,699,644	7,368,662
Willem van Bokhorst	15,662,598	405,708
Richard White	11,346,231	4,722,075
(ii)	The ratification of the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending January 31, 2009. Our stockholders voted as follows:

Number of Votes
FOR:	15,967,674
AGAINST:	97,064
ABSTENTIONS:	3,568
BROKER NON-VOTES:	—

Item 6. Exhibits.

10.1	Asset Purchase Agreement, dated July 8, 2008, by and between AM Retail Group Inc., Wilsons The Leather Experts, Inc. and numerous wholly-owned subsidiaries of Wilsons The Leather Experts, Inc. (1)

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter July 31, 2008.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.

(1)   Previously filed as an exhibit to the Company’s Report on Form 8-K filed on July 14, 2008 which exhibit is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: September 9, 2008	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 9, 2008	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer