Form 10-Q
period 2008-10-31
G III APPAREL GROUP LTD /DE/
filed 2008-12-10
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of December 1, 2008, there were 16,538,277 shares of our common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31,	October 31,	January 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,728	$5,461	$38,341
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $28,018, $27,241 and $22,724, respectively	217,686	181,346	66,944
Inventories, net	131,028	79,881	59,934
Deferred income taxes	15,616	5,279	10,046
Prepaid expenses and other current assets	8,085	7,285	8,500

Total current assets	382,143	279,252	183,765

PROPERTY, PLANT AND EQUIPMENT, NET	10,093	5,721	5,261
DEFERRED INCOME TAXES	3,938	2,800	3,944
GOODWILL	49,076	26,486	31,746
OTHER INTANGIBLES, NET	25,138	12,037	11,143
OTHER ASSETS	2,241	1,151	1,839

	$472,629	$327,447	$237,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$170,659	$71,795	$13,060
Income taxes payable	12,195	8,799	4,348
Accounts payable	62,785	45,719	24,290
Accrued expenses	24,533	20,053	20,355
Deferred income taxes	1,298	—	1,298

Total current liabilities	271,470	146,366	63,351

NOTES PAYABLE	—	8,144	—
DEFERRED INCOME TAXES	7,086	—	—
OTHER NON-CURRENT LIABILITIES	615	464	473

TOTAL LIABILITIES	279,171	154,974	63,824

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized; No shares issued and outstanding in all periods
Common stock — $.01 par value; 40,000,000 shares authorized; 16,905,502, 16,786,343 and 16,839,004 shares issued, respectively	169	168	168
Additional paid-in capital	98,592	96,770	97,105
Retained earnings	95,667	76,505	77,571

	194,428	173,443	174,844
Common stock held in treasury – 367,225 shares at cost	(970)	(970)	(970)

	193,458	172,473	173,874

	$472,629	$327,447	$237,698

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months
	Ended October 31,
	(Unaudited)
	2008	2007
Net sales	$351,599	$271,195

Cost of goods sold	239,080	190,932

Gross profit	112,519	80,263

Selling, general and administrative expenses	58,937	36,470
Depreciation and amortization	1,900	1,294

Operating profit	51,682	42,499

Interest and financing charges, net	2,496	1,892

Income before income taxes	49,186	40,607

Income tax expense	20,350	16,852

Net income	$28,836	$23,755

INCOME PER COMMON SHARE:

Basic:

Net income per common share	$1.74	$1.45

Weighted average number of shares outstanding	16,526	16,393

Diluted:

Net income per common share	$1.68	$1.41

Weighted average number of shares outstanding	17,160	16,850

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months
	Ended October 31,
	(Unaudited)
	2008	2007
Net sales	$540,458	$390,192

Cost of goods sold	381,520	280,660

Gross profit	158,938	109,532

Selling, general and administrative expenses	118,625	75,019
Depreciation and amortization	5,255	4,135

Operating profit	35,058	30,378

Interest and financing charges, net	4,161	2,304

Income before income taxes	30,897	28,074

Income tax expense	12,801	11,651

Net income	$18,096	$16,423

INCOME PER COMMON SHARE:

Basic:

Net income per common share	$1.10	$1.03

Weighted average number of shares outstanding	16,507	16,015

Diluted:

Net income per common share	$1.07	$0.99

Weighted average number of shares outstanding	16,990	16,524

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months
	Ended October 31,
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$18,096	$16,423
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	5,255	4,135
Non-cash stock based compensation	914	447
Deferred financing charges	691	533
Changes in operating assets and liabilities:
Accounts receivable, net	(145,368)	(120,386)
Inventories, net	(45,799)	(37,945)
Income taxes, net	7,950	6,486
Prepaid expenses and other current assets	2,086	2,250
Other assets, net	(708)	517
Accounts payable, accrued expenses and other liabilities	42,505	39,339

Net cash used in operating activities	(114,378)	(88,201)

Cash flows from investing activities
Capital expenditures	(1,611)	(1,512)
Cash paid for acquisition of Jessica Howard/Industrial Cotton	—	(8,322)
Acquisition of Andrew Marc, net of cash acquired	(43,051)	—
Acquisition of Wilsons, net of cash acquired	(22,842)	—
Contingent purchase price paid	(4,904)	(3,741)

Net cash used in investing activities	(72,408)	(13,575)

Cash flows from financing activities
Increase in notes payable, net	170,659	62,860
Repayment of term loan	(13,060)	(7,006)
Payments for capital lease obligations	—	(303)
Proceeds from sale of common stock, net	—	36,514
Proceeds from exercise of stock options	346	1,030
Tax benefit from exercise of stock options	228	2,116

Net cash provided by financing activities	158,173	95,211

Net decrease in cash and cash equivalents	(28,613)	(6,565)
Cash and cash equivalents at beginning of period	38,341	12,026

Cash and cash equivalents at end of period	$9,728	$5,461

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,741	$1,110
Income taxes	4,721	3,056

	Nine Months
	Ended October 31,
	(Unaudited)
	2008	2007
Detail of Andrew Marc acquisition:
Acquired intangibles	$34,451
Fair value of other assets acquired, net	20,867

Fair value of total assets acquired	55,318
Liabilities assumed	(12,190)

Cash paid for acquisition	43,128
Cash acquired	77

Net cash paid for acquisition	$43,051

Detail of Wilsons acquisition:
Cash paid for acquisition	$22,929
Cash acquired	87

Net cash paid for acquisition	$22,842

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Discussion
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and nine month periods ended October 31, 2008 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
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
In February 2008, the Company acquired all of the outstanding stock of AM Apparel Holdings, Inc. for a purchase price, including working capital adjustments and fees and expenses related to the acquisition, of approximately $43.1 million. The cost to acquire these assets has been preliminarily allocated to the assets according to estimated fair values and is subject to adjustment when additional information concerning the asset valuation is finalized. The preliminary allocation has resulted in acquired intangibles in the amount of $34.5 million, which includes approximately $17.3 million of goodwill.
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
WILSONS
In July 2008, AM Retail Group, Inc. (“AM Retail”), a newly formed wholly-owned subsidiary of G-III Apparel Group, Ltd., entered into an Asset Purchase Agreement with Wilsons The Leather Experts, Inc. (“Wilsons”) and numerous wholly-owned subsidiaries of Wilsons pursuant to which AM Retail acquired certain assets of Wilsons including the leases for 116 outlet store locations, approximately $18.0 million in inventory, the lease for the distribution center, certain prepaid items and the Wilsons name and other related trademarks and trade names. The purchase price for the assets acquired was approximately $22.9 million. The Company is currently evaluating the fair value of the assets acquired.
AM Retail is engaged in operating the Wilsons outlet stores and e-commerce site that sell outerwear and accessories.
The operating results of AM Retail have been included in the Company’s financial statements since July 8, 2008, the date of acquisition.
The following unaudited pro forma information presents the results of operations of the Company as if the Andrew Marc and Wilsons acquisitions had taken place on February 1, 2007:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net sales	$351,599	$335,779	$578,378	$511,494
Net income	28,836	24,403	12,287	3,563

Income per share:
Basic	$1.74	$1.49	$0.74	$0.22
Diluted	$1.68	$1.45	$0.72	$0.22
The unaudited pro forma results shown above reflect the assumption that the Company would have financed the acquisitions under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred as of February 1, 2007.
Note 3 — Inventories
Inventories, which are stated at lower of cost (determined by the first-in, first out method) or market, consist of:

	October 31,	October 31,	January 31,
	2008	2007	2008
	(in thousands)
Finished goods	$127,413	$77,193	$56,848
Work-in-process	578	851	7
Raw materials	3,037	1,837	3,079

	$131,028	$79,881	$59,934

Note 4 — Contingent Purchase Price Payable
In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group are entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $4.9 million and $3.7 million have been recorded based upon the performance of these divisions with respect to the fiscal years ended January 31, 2008 and 2007, respectively. Goodwill is increased for any contingent earn-out payments made.
Note 5 — Income per Common Share
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
Note 7 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments, licensed apparel, non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008 now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition. The results of this operation are now included in the Company’s retail operations segment. Previously, the Company’s retail operation was included in the non-licensed segment. The following information is presented for the three and nine month periods indicated below:

		Three Months Ended October 31,
	2008			2007
	(in thousands)
		Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed
Net sales	$229,106	$98,087	$24,406	$192,999	$78,196

Cost of goods sold	155,900	69,414	13,766	132,256	58,676

Gross profit	73,206	28,673	10,640	60,743	19,520
Selling, general and administrative, including depreciation and amortization	34,804	11,669	14,364	27,063	10,701

Operating profit/(loss)	$38,402	$17,004	$(3,724)	$33,680	$8,819

		Nine Months Ended October 31,
	2008			2007
	(in thousands)
		Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed
Net sales	$338,654	$169,761	$32,043	$274,917	$115,275

Cost of goods sold	239,407	123,998	18,115	193,222	87,438

Gross profit	99,247	45,763	13,928	81,695	27,837
Selling, general and administrative, including depreciation and amortization	70,516	34,328	19,036	55,931	23,223

Operating profit/(loss)	$28,731	$11,435	$(5,108)	$25,764	$4,614

Included in finished goods inventory at October 31, 2008 are approximately $65.6 million, $29.7 million and $32.1 million of inventories for licensed apparel, non-licensed apparel and retail operations, respectively. Included in finished goods at October 31, 2007 are approximately $56.4 million and $20.8 million of inventories for licensed apparel and non-licensed apparel, respectively. All other assets are commingled.

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
In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“SFAS No.141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to (i) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (ii) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after February 1, 2009.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R “Business Combinations” and other applicable accounting literature.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2009 is referred to as “fiscal 2009”.
Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are “forward-looking statements” as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the nature of the apparel industry, including changing consumer demand and tastes, customer concentration, seasonality, customer acceptance of new products, weakness in the retail sector, risks related to the operation of a retail chain, the impact of competitive products and pricing, dependence on existing management, possible business disruption from acquisitions, weak economic conditions and the turmoil in the credit and financial markets, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
Overview
G-III designs, manufactures, imports and markets an extensive range of outerwear, sportswear and accessories, including coats, jackets, pants, skirts, suits, dresses, women’s handbags and men’s carrying cases, and other sportswear items under licensed brands, our own proprietary brands and private retail labels. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. These economic challenges have adversely impacted our wholesale and retail operations. Worsening macroeconomic conditions and concerns about the access of retailers and consumers to credit will likely continue to have a negative impact on our results for the remainder of the current fiscal year.
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
In February 2008, we acquired Andrew Marc, a supplier of men’s and women’s outerwear, women’s handbags and men’s carrying cases to upscale specialty and department stores. As a result of this acquisition, we have added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. The operating results of the Andrew Marc businesses have been included in our financial statements since the date of acquisition.
In July 2008, we acquired certain assets of Wilsons The Leather Experts, a national retailer of outerwear and accessories. The assets acquired included 116 outlet store locations, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. We believe this acquisition will enable us to have a significant vertical retail operation. The operating results of the retail outlet business have been included in our financial statements since the date of acquisition.
Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution and at a variety of price points. We believe that both Andrew Marc and the Wilsons retail outlet business leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned labels and private label programs.
We market our products to department, specialty and mass merchant retail stores in the United States. We will also supply our outerwear to the Wilsons outlet stores and to the Wilsons e-commerce business we acquired. We recently launched a website for Andrew Marc product to further expand our e-commerce presence.
We currently operate our business in three segments, licensed apparel, non-licensed apparel and retail operations. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008 now operating as AM Retail Group, Inc. We had an insignificant retail operation prior to the Wilsons acquisition.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new or extend existing fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We expect to begin shipping better women’s sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we expect to begin shipping for the Spring 2009 season.
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
Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. The weakness in the economy and financial markets has reduced consumer confidence and consumer spending. There has also been significant downward pressure on average retail prices for many categories of apparel, in part as a result of the weakness of the economy. A number of retailers are experiencing significant financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We have attempted to respond to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us over the past three years that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines, additional distribution channels and a retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations
Three months ended October 31, 2008 compared to three months ended October 31, 2007
Net sales for the three months ended October 31, 2008 increased to $351.6 million from $271.2 million in the same period last year. Net sales of licensed apparel increased to $229.1 million from $193.0 million primarily as a result of the addition of $13.9 million in net sales of Levi’s and Dockers outerwear under licenses acquired in connection with our purchase of Andrew Marc for which there were no comparable sales in the same period last year, an increase of $9.6 million in net sales of Guess outerwear, and an increase of $10.1 million in net sales of Calvin Klein licensed product. Net sales of non-licensed apparel in the three months ended October 31, 2008 increased to $98.1 million from $78.2 million primarily due to $26.0 million of net sales by our new Andrew Marc division, for which there were no comparable sales in the same period last year. This increase was offset by a decrease of $6.6 million in net sales in the Marvin Richards division. Net sales of our retail operations were $24.4 million. Substantially all of these sales were from the Wilsons retail outlet stores we acquired in July 2008.
Gross profit increased to $112.5 million, or 32.0% of net sales, for the three month period ended October 31, 2008, from $80.3 million, or 29.6% of net sales, in the same period last year. The gross profit in our licensed apparel segment increased to $73.2 million for the three month period ended October 31, 2008 from $60.7 million in the same period last year. The gross profit percentage of our licensed apparel segment increased to 32.0% from 31.5% in the same period last year. The gross profit in our non-licensed apparel segment increased to $28.7 million from $19.5 million in the same period last year. The gross profit percentage of our non-licensed apparel segment increased to 29.2% from 25.0% in the same period last year. The increase in the gross profit percentage in our non-licensed apparel segment is primarily attributable to the margins in our Andrew Marc division. Andrew Marc is a luxury brand which achieves higher margins than our other non-licensed businesses. The gross profit percentage in our retail operations segment was 43.6% in the three month period ended October 31, 2008. We did not have a retail operations segment in the same period last year.
Selling, general and administrative expenses increased $22.4 million to $58.9 million in the three month period ended October 31, 2008 from $36.5 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of the acquisitions of Wilsons ($14.1 million) and Andrew Marc ($5.0 million). We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year primarily as a result of these acquisitions.
Interest and finance charges, net for the three months ended October 31, 2008 were $2.5 million compared to $1.9 million for the comparable period last year. Interest expense increased primarily due to higher borrowings as a result of acquiring and operating the Andrew Marc business and Wilsons retail outlet business.
Income tax expense for the three months ended October 31, 2008 was $20.4 million compared to $16.9 million in the comparable period last year. The effective rate for the current period was 41.4% compared to 41.5% for the comparable prior period.
Nine months ended October 31, 2008 compared to nine months ended October 31, 2007
Net sales for the nine months ended October 31, 2008 increased to $540.5 million from $390.2 million in the same period last year. Net sales of licensed apparel increased to $338.7 million from $274.9 million primarily as a result of an increase of $25.8 million in net sales of Calvin Klein licensed product over the same period last year, primarily as a result of increased sales of Calvin Klein dresses and the addition of Calvin Klein women’s performance wear for which there were no comparable sales in the prior year, the addition of $16.7 million in net sales of Levi’s and Dockers brands under licenses acquired in connection with our purchase of Andrew Marc for which there were no comparable sales in the same period last year, an increase of $10.1 million in net sales of Guess outerwear, and an increase in net sales of Kenneth Cole outerwear of $7.1 million. Net sales of non-licensed apparel in the nine months ended October 31, 2008 increased to $169.8 million from $115.3 million primarily due to the addition of $34.6 million of net sales by our new Andrew Marc division and an increase of $29.9 million in net sales by our Jessica Howard division, which we owned for only a portion of the same period last year, offset, in part, by a $9.3 million decrease in net sales in our Marvin Richards division. Net sales of our retail operations were $32.0 million for the nine months ended October 31, 2008. Almost all of these sales were from the Wilsons retail outlet stores we acquired in July 2008.
Gross profit increased to $158.9 million, or 29.4% of net sales, for the nine month period ended October 31,

2008 from $109.5 million, or 28.1% of net sales, in the same period last year. Gross profit in our licensed apparel segment increased to $99.2 million, or 29.3% of net sales, for the nine month period ended October 31, 2008 from $81.7 million, or 29.7% of net sales, in the same period last year. The gross profit in our non-licensed apparel segment increased to $45.8 million, or 27.0% of net sales, from $27.8 million, or 24.1% of net sales, in the same period last year. The increase in the gross profit percentage in our non-licensed apparel segment is primarily attributable to the margins in our Andrew Marc division. Andrew Marc is a luxury brand which achieves higher gross margins than our other non-licensed businesses. The gross profit percentage in our retail operations segment was 43.5% in the nine month period ended October 31, 2008. We did not have a retail operations segment in the same period last year.
Selling, general and administrative expenses increased $43.6 million to $118.6 million in the nine month period ended October 31, 2008 from $75.0 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of the acquisitions of Wilsons in July 2008 ($18.3 million), Andrew Marc in February 2008 ($11.9 million) and Jessica Howard in May 2007 ($5.4 million). We expect that our selling, general and administrative expenses will continue to increase during the remainder of the fiscal year as a result of the Andrew Marc and Wilsons acquisitions. We also expect that our selling, general and administrative expenses will increase in fiscal 2010 primarily as a result of the inclusion of Wilsons’ operations for a full year. In fiscal 2009, Wilsons’ operations have only been included since it was acquired in July 2008.
Interest and finance charges, net for the nine months ended October 31, 2008 were $4.2 million compared to $2.3 million for the comparable period last year. Interest expense increased primarily due to higher borrowings as a result of acquiring and operating the Andrew Marc business and Wilsons retail outlet business.
Income tax expense for the nine months ended October 31, 2008 was $12.8 million compared to $11.7 million in the comparable period last year. The effective rate for the current period was 41.4% compared to 41.5% for the comparable prior period.
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
The amount borrowed under the line of credit varies based on our seasonal requirements. At October 31, 2008, we had cash and cash equivalents of $9.7 million and short-term outstanding borrowings of $170.7 million. At October 31, 2007, we had cash and cash equivalents of $5.5 million and short-term outstanding borrowings of $71.8 million. Our borrowings under the line of credit increased compared to a year ago primarily as a result of using the credit line to fund a portion of the purchase price of our two acquisitions this year and to fund the operating cash needs of these two new businesses. In February 2008, we paid $43.1 million, including fees and expenses related to the acquisition, to purchase Andrew Marc. In July 2008, we paid $22.2 million to purchase assets related to the Wilsons retail outlet business.
Our contingent liability under open letters of credit was approximately $7.3 million as of October 31, 2008 compared to $13.6 million as of October 31, 2007.
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
The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line of credit are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate less 0.25% (3.75%

at November 1, 2008) or LIBOR plus 2.0% (4.36% at November 1, 2008).
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of October 31, 2008, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $114.4 million of cash in operating activities during the nine months ended October 31, 2008, primarily as a result of increases of $145.4 million in accounts receivable and $45.8 million in inventory, offset, in part, by an increase in accounts payable and accrued expenses of $42.5 million and our net income of $18.1 million. The increases in these operating cash flow items are consistent with our seasonal pattern. Our accounts receivable increased because a majority of our sales occur during our fall shipping season. The increase in inventory is a result of anticipated fourth quarter orders which constitutes the latter part of our fall shipping season and does not include $7.3 million of inventory acquired in connection with our acquisition of Andrew Marc or $18.5 million of inventory acquired in connection with our purchase of assets related to the Wilsons retail outlet business. The increase in accounts payable and accrued expenses is attributable to our purchasing activity for the fall season, including purchases of Andrew Marc outerwear and outerwear for our Wilsons retail outlet stores.
Cash from Investing Activities
We used $72.4 million of cash in investing activities in the nine months ended October 31, 2008. We used $43.1 million of cash in connection with the acquisition of Andrew Marc and $22.8 million of cash in connection with the acquisition of assets related to the Wilsons retail outlet business. We made $4.9 million of contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. Fiscal 2009 is the last year of our obligation to pay additional purchase price in connection with the 2005 acquisitions. We also used $1.6 million in cash for capital expenditures in the nine months ended October 31, 2008, primarily for renovation of our warehouse facility in South Brunswick, NJ and updating our New York City showrooms.
Cash from Financing Activities
Cash from financing activities provided $158.2 million in the nine months ended October 31, 2008 as a result of increased borrowings under our line of credit. We borrowed $5.4 million to fund a portion of the purchase price of Andrew Marc and $16.9 million to fund a portion of the purchase price of assets related to the Wilsons retail outlet business. The remaining borrowings were used to finance the seasonal buildup of accounts receivable and inventory for the fall season. In April 2008, we repaid $13.1 million under our term loan which represented the outstanding balance under that loan at the time we amended and extended our financing agreement.
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

Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2008 are those that depend most heavily on these judgments and estimates. As of October 31, 2008, there have been no material changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2008.
Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.
During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 11, 2008, we completed the acquisition of Andrew Marc and, on July 8, 2008, we completed the acquisition of the Wilsons retail outlet operations. The Andrew Marc and Wilsons internal controls over financial reporting are currently under evaluation and will be excluded from our assessment of and conclusion on the effectiveness of our internal controls over financial reporting for the fiscal year ending January 31, 2009.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, and in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2008, which could materially affect our business, financial condition or future results. We have identified additional risks related to our business as set forth below. The risks described below and in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.
The current credit crisis is having a significant negative impact on businesses around the world. The extent of the impact of this crisis on the apparel industry and our major customers cannot be predicted and may be quite severe. Conditions may remain depressed in the future or may be subject to further deterioration which could lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.
Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including a continuation of the difficult conditions in the credit and financial markets which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from continued decreases in consumer spending, could, among other things, impact our ability to comply with financial covenants in our existing credit facility.
Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents on hand, as well as borrowings through our loan agreement (which includes revolving and trade letter of credit facilities). The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the substantial tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our loan agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
As of January 31, 2008, the end of our last fiscal year, and as of October 31, 2008, we were in compliance with the financial covenants in our loan agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to further reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.
As of October 31, 2008, our goodwill was $49.1 million, or approximately 10.4% of our total assets and 25.4% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which would negatively impact our results of operations.

Item 6. Exhibits.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 10, 2008	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 10, 2008	By:	/s/ Neal S. Nackman

Neal S. Nackman
Chief Financial Officer