Form 10-K
period 2009-01-31
G III APPAREL GROUP LTD /DE/
filed 2009-04-16
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $211,797,417.

The number of outstanding shares of the registrant’s Common Stock as of April 1, 2009 was 16,695,777.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 9, 2009, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

ITEM 1.	BUSINESS.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2009 is referred to as “fiscal 2009”. Our Internet address is “www.g-iii.com”.

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of Part II-“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a three-for-two stock split of our Common Stock in March 2006.

Overview

G-III designs, manufactures and markets an extensive range of outerwear, sportswear and accessories, including coats, jackets and pants, as well as women’s suits and dresses. We sell our products under licensed brands, our own proprietary brands and private retail labels. We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, JC Penney and Kohl’s. The Company also operates 121 retail stores, of which 119 are outlet stores operated under the Wilsons Leather name. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores.

We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. We have made five acquisitions since July 2005, which have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business.

In July 2005, we acquired the business of Marvin Richards and the operating assets of Winlit Group, Ltd. As a result of the Marvin Richards acquisition, we added licenses for men’s and women’s outerwear under the Calvin Klein brand name and acquired Marvin Richards’ own proprietary labels. As a result of acquiring Winlit’s assets, we added licenses for men’s and women’s outerwear under the Guess? brand, women’s outerwear under the Ellen Tracy brand and men’s leather outerwear under the Tommy Hilfiger brand. We also acquired Winlit’s own proprietary labels. In addition, we added significant management, merchandising, manufacturing and design expertise as a result of these two acquisitions.

In May 2007, we acquired the operating assets of Jessica Howard Ltd. Jessica Howard designs and markets moderate and better dresses, under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label for the Fall 2006 season. We believe that our expanded dress capabilities will assist us in seeking additional dress licenses. We added to our dress business in July 2007 when we expanded our license with Ellen Tracy to include dresses and in July 2008 when we entered into a new license agreement to design and distribute dresses under the Jessica Simpson label. We also intend to grow the existing Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand. During the past year, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear and men’s accessories.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 retail outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names.

Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution. We believe that both Andrew Marc and the Wilsons retail outlet business leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned brands and private label programs.

We added the Dockers and Levi’s licensed brands in February 2008 as a result of our acquisition of Andrew Marc. In July 2007, we expanded our women’s outerwear license with Ellen Tracy to include dresses and suits. Dresses commenced deliveries for the Spring 2008 season and suits are planned to begin limited shipping for the Fall 2009 season. We also expanded our relationship with Calvin Klein by adding a license for women’s performance wear in December 2007 and for women’s better sportswear in August 2008. These licenses are in addition to our licenses for Calvin Klein women’s outerwear, men’s outerwear, dresses and women’s suits. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel, including under the Calvin Klein, Sean John, Kenneth Cole, Cole Haan, Guess?, Jones New York, Jessica Simpson, Nine West, Ellen Tracy, House of Deréon, Tommy Hilfiger, Levi’s and Dockers brands. We also have sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

We work with a diversified group of retailers, such as Macy’s, JC Penney and Kohl’s, in developing private label product lines. We also produce apparel under our own proprietary brands, including Andrew Marc, Marc New York, Marvin Richards, Jessica Howard, Eliza J, Black Rivet, Siena Studio, Tannery West, G-III by Carl Banks and Winlit.

We operate our business in three segments, licensed apparel, non-licensed apparel and retail operations. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment principally includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc. We had an insignificant retail operation prior to the Wilsons acquisition. See Note N to our Consolidated Financial Statements for financial information with respect to these segments.

We are a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Competitive Strengths

We believe that our broad portfolio of high-profile brands combined with our extensive distribution relationships position us for growth. We intend to capitalize on the following competitive strengths in order to achieve our goal of creating an all-season diversified apparel company:

Broad portfolio of recognized brands.  We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed apparel. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Andrew Marc and Marc New York. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers, including Macy’s, JC Penney and Kohl’s to select us as a designer and manufacturer for their private label programs. We currently market apparel under the following licensed and proprietary brand names:

Women’s	Men’s	Sports

Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Kenneth Cole NY	Kenneth Cole NY	National Basketball Association
Reaction Kenneth Cole	Reaction Kenneth Cole	National Hockey League
Sean John	Sean John	Touch by Alyssa Milano
Cole Haan	Cole Haan	Collegiate Licensing Company
Guess	Guess	Major League Soccer
Guess?	Guess?
House of Deréon	Tommy Hilfiger
Jones New York
Jessica Simpson
Nine West
Ellen Tracy
Company Ellen Tracy
Levi’s	Levi’s
Dockers	Dockers
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York
G-III	G-III
Black Rivet	Black Rivet
Winlit	Winlit
Marvin Richards
Siena Studio
Jessica Howard
Eliza J
Industrial Cotton
Tannery West	Tannery West

Diversified distribution base.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,700 customers, including a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, JC Penney and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons retail outlet stores provide an additional distribution network for our outerwear products.

Superior design, sourcing and quality control.  Our in-house design and merchandising team of approximately 125 professionals designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a 45-person quality control team and a 34-person sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control.

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

Experienced management team.  Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer and son of our founder, has been with us for 35 years, Jeanette Nostra, our President, has been with us for over 25 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for over ten years. In 2005, we added significant management, merchandising, manufacturing and design expertise as a result of our acquisition of the Marvin Richards and Winlit businesses. The principals of those businesses, Sammy Aaron and David Winn, each have more than 25 years experience in the apparel industry.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute new initiatives.  We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependency on our third fiscal quarter for the majority of our net sales and substantially all of our net income. We have initiated the following diversification efforts:

•	We have continually expanded our relationship with Calvin Klein, which initially consisted of licenses for men’s and women’s outerwear. Since August 2005, we have added licenses for women’s suits, dresses and women’s performance wear. Most recently, in August 2008, we added a license with Calvin Klein for women’s better sportswear.

•	Our acquisition of Andrew Marc in February 2008 added a strong proprietary brand to our portfolio. In addition to men’s and women’s outerwear, Andrew Marc sells handbags. We believe the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand. During the past year, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear and men’s accessories.

•	Our acquisition of the Wilsons retail outlet business in July 2008 added a vertical retail component to our business. These outlet stores have provided an additional distribution network for our outerwear products.

Continue to grow our outerwear business.  We have been a leader in the outerwear business for many years and believe there is significant growth potential for us in this category. Specifically, our Calvin Klein men’s and women’s outerwear businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. In February 2008, our acquisition of Andrew Marc added two well known proprietary brands in the men’s and women’s outerwear market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands.

Extend our new product categories to additional brands.  We have been able to leverage our expertise and experience in the outerwear business to expand our licenses to new product categories such as women’s suits, dresses and sportswear. Most recently, we added licenses for Calvin Klein women’s performance wear and women’s better sportswear. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.

Seek attractive acquisitions.  We plan to continue to pursue acquisitions of complementary product lines and businesses, which could include wholesale and retail opportunities. In July 2005, we acquired two businesses, Marvin Richards and Winlit, both of which added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy and Tommy Hilfiger, to our expanding brand portfolio. In addition, each of these companies has recognized proprietary labels and significant private label programs. In May 2007, we acquired the Jessica Howard dress and sportswear business. In

February 2008, we acquired Andrew Marc, which added to our portfolio two well-known proprietary brands, Andrew Marc and Marc New York, as well as licenses for the Levi’s and Dockers brands. In July 2008, we acquired 116 Wilsons Leather retail outlet stores. These acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, women’s suits and dresses, and sportswear, including coats, jackets, pants and skirts. We also market accessories including women’s handbags and men’s carrying cases. We sell products under licensed brands, our own brands and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Andrew Marc line of women’s and men’s luxury outerwear is sold to upscale department and specialty retail stores. The Marc NY line of women’s and men’s better priced outerwear is sold to upper tier stores. The Black Rivet, Tannery West, Marvin Richards and Winlit lines of women’s apparel consist of moderately priced women’s outerwear and sportswear. Products in our men’s outerwear lines, primarily consisting of leather outerwear, are sold under the G-III, Tannery West and Winlit labels. Siena Studio, our bridge-priced lines of women’s leather and textile apparel, primarily consist of jackets, skirts and related sportswear separates. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores.

We also work with a diversified group of retail chains, such as Macy’s, Express, JC Penney and Kohl’s, in developing product lines sold under their own proprietary private labels. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

As a result of our acquisition of Andrew Marc in February 2008, we added licenses for Levi’s and Dockers. During the past year, we also added a new license with Calvin Klein for women’s better sportswear and entered into a new license agreement for Jessica Simpson dresses.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends:

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends

Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2010	December 31, 2015
Calvin Klein (Women’s outerwear)	December 31, 2013	None
Calvin Klein (Women’s dresses)	December 31, 2011	December 31, 2016
Calvin Klein (Women’s suits)	December 31, 2011	None
Calvin Klein (Women’s performance wear)	December 31, 2012	December 31, 2017
Calvin Klein (Women’s better sportswear)	December 31, 2012	December 31, 2017
Cole Haan (Men’s and women’s outerwear)	January 31, 2010	January 31, 2012
Ellen Tracy/Company Ellen Tracy (Women’s outerwear, dresses and suits)	December 31, 2010	December 31, 2012
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2009	None
Jessica Simpson (Women’s dresses)	January 31, 2013	January 31, 2017
Jones New York (Women’s outerwear)	January 31, 2012	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2012	December 31, 2015
Nine West (Women’s outerwear)	January 31, 2011	None
Sean John (Men’s outerwear)	January 31, 2010	None
Sean John (Women’s outerwear)	December 31, 2010	December 31, 2023
Tommy Hilfiger (Men’s outerwear)	September 30, 2009	None
Levi’s (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Dockers (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Sports Licenses
Collegiate Licensing Company	March 31, 2010	None
Major League Baseball	October 31, 2010	None
National Basketball Association	September 30, 2009	None
National Football League	March 31, 2010	None

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a garment prior to production. If we do not satisfy any of these requirements or otherwise fail to meet our obligations under a license agreement, a licensor usually will have the right to terminate our license.

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

Revenues from the sale of licensed products accounted for 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009 compared to 70.3% of our net sales in fiscal 2008 and 63.0% of our net sales in fiscal 2007. For comparability purposes, we have included the percentage that sales of licensed apparel accounted for of our wholesale sales in fiscal 2009, consisting of sales in our licensed and non-licensed apparel segments, as we also had a retail segment in fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Retail Operations

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 retail outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. As of January 31, 2009, we operated 121 retail stores in 35 states, 119 of which are outlet stores operated under the name Wilsons Leather Outlets. Substantially all of our outlet stores are located in larger outlet centers and average approximately 3,900 total leased square feet.

Our outlet stores sell men’s and women’s outerwear and accessories. Outerwear sold in our stores includes products manufactured by us and by third parties, while accessories are sourced from third parties. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise, as well as certain key in-season products for both men and women.

Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our retail outlet distribution center located in Brooklyn Park, Minnesota. Merchandise is shipped to our Brooklyn Park, Minnesota, distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia, Thailand, Sri Lanka, Taiwan, Central and South America and Eastern Europe. A small portion of our garments are manufactured in the United States.

We currently have representative offices in Qingdao and Hangzhou, China. These offices act as a liaison between us and manufacturers in China. At January 31, 2009, we had 58 employees in our Hangzhou office and 36 employees in our Qingdao office.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. The Hong Kong office supports third party production of products on a commission-fee basis that we arrange as agent directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2009, the Hong Kong office employed seven persons.

In connection with the foreign manufacture of our apparel, manufacturers purchase leather, wool and other fabrics under our direction. In addition, they purchase necessary “submaterials” (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of garments, samples of raw materials or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished apparel at the factory site.

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

Quotas, Customs and Import Restrictions

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 28%, depending upon the type of fabric used and how the garment is constructed. Quotas represent the right to export restricted amounts of certain categories of merchandise into a country or territory pursuant to a visa or a license. Countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. A significant majority of the products we are currently importing are not subject to quota restrictions. We continually monitor duty, tariff and other import restriction developments. We seek to minimize our potential exposure to import related risks through, among other measures, geographical diversification of manufacturing sources and shifts of production among countries and manufacturers.

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,700 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail outlet stores.

Sales to our 10 largest customers accounted for 56.6% of our net sales in fiscal 2009 compared to 59.7% of our net sales in fiscal 2008 and 61.0% of our net sales in fiscal 2007. Sales to Macy’s (formerly known as Federated Department Stores) accounted for an aggregate of 18.5% of our net sales in fiscal 2007, 18.9% of our net sales in fiscal 2008 and 15.4% of our net sales in fiscal 2009. Although the percentage of our net sales to Macy’s decreased in fiscal 2009, the dollar amount of net sales to Macy’s in fiscal 2009 increased compared to fiscal 2008. The loss of Macy’s as a customer, or a significant reduction in purchases by Macy’s, could have a material adverse effect on our results of operations.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 2% of our wholesale net sales in fiscal 2009.

G-III’s products are sold primarily through a direct sales force consisting of 80 employees at January 31, 2009. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and the willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative advertising programs with retailers. We believe we have developed brand awareness of our own labels primarily through our reputation, consumer acceptance and the fashion press. During fiscal 2009, we implemented a direct advertising campaign in order to promote our acquired Andrew Marc brand.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Sales of outerwear constitute a majority of our sales. In prior years, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 70% of our net sales in fiscal 2009, 75% of our net sales in fiscal 2008, and 81% of our net sales in fiscal 2007. Andrew Marc, which was acquired in February 2008, experiences similar seasonality to our other wholesale outerwear businesses. Our Wilsons retail outlet business, which we acquired in July 2008, is also highly seasonal, with the third and fourth quarters accounting for a significant majority of its sales and operating income. As a result, the second half of our fiscal year is expected to provide a disproportionate amount of our net sales and net income.

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

Competition

We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. Our retail outlet business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

We own the trademarks used in connection with our non-licensed apparel segment and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed apparel. The principal brands that we license are summarized under the heading “Licensing” above. The following information summarizes the principal trademarks we own and use in connection with our non-licensed businesses.

Several trademarks owned by us have federal trademark protection through use and registrations issued by the U.S. Patent and Trademark Office, including G-III, G-III Sports By Carl Banks & Design, J.L. Colebrook, Colebrook & Co., Black Rivet, Black Rivet & Design [lower diamond], Black Rivet & Design [upper diamond], Black Rivet & Design [circles and diamond], BR & Design, ColeB Co. (& Design), Crafted Industrial Cotton, Diamondfit, Eliza J., Jessica Howard, La Nouvelle Renaissance, LNR, LNR (Stylized), Marvin Richards, Marvin Richards (& Design), Marvin Richards (Sylized), M R Apparel Group, Nine Rivets, NY 10018, Siena, Siena Studio,

Sports 58 (& Design), Studio 512, Touch by Alyssa Milano, Willow Glenn, Winlit and Winlit (Stylized). We have applications to register several additional marks pending before the U.S. Patent and Trademark Office, including the trademarks we acquired from Andrew Marc.

We have trademark registration for G-III in Canada, the European Union, France and Mexico, for Black Rivet in Canada, for BR (& Design) in the European Union and Russia, for J.L. Colebrook in Canada, France, United Kingdom, Mexico and the European Union, for J.L.C. (& Design) and JLC (& Design) in Canada, and for Marvin Richards, J.Percy Sport and J. Percy for Marvin Richards in the United Kingdom. We also have applications to register several additional marks in Canada.

We acquired several trademarks and accompanying U.S. federal registrations, including ANDREW MARC and MARC NEW YORK ANDREW MARC, upon our acquisition of Andrew Marc. We have pending U.S. applications in the U.S. patent and trademark office for ANDREW MARC, ANDREW MARC INTERACTIVE, ANDREW MARC NEW YORK, M ANDREW MARC, MARC NEW YORK and MARC NEW YORK ANDREW MARC. We also acquired ANDREW MARC trademark registrations in the European Union and Japan. We have applications pending for ANDREW MARC and MARC NEW YORK in China, the European Union, Japan and Russia.

We acquired several trademarks and accompanying U.S. federal registrations in connection with our acquisition of the Wilsons retail outlet store business, including B BENTLEY’S TRAVELWARE, EL PORTAL, M JULIAN, MAXIMA (Stylized), PELLE STUDIO & Design, STREET LEGAL (& Design), TANNERY WEST, THE WALLET WORKS and TW TANNERY WEST.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

Employees

As of January 31, 2009, we had 1,245 full-time employees, of whom 168 worked in executive or administrative capacities, 325 worked in design, merchandising and sourcing, 319 worked in warehouse and distribution facilities, 80 worked in wholesale sales, and 353 worked in our retail outlet stores. Additionally, during our peak retail selling season from October through January, we employed approximately 47 additional seasonal employees in our Brooklyn Park, Minnesota distribution center and approximately 586 additional seasonal associates in our Wilsons retail outlet stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees and do not believe any interruption will occur if the labor agreements referred to below are not renewed.

We are a party to agreements with two labor unions. One agreement covers approximately 173 of our full-time employees as of January 31, 2009 and is currently in effect through June 30, 2009. The other agreement covers approximately 14 full-time employees of our Andrew Marc division and is currently in effect through June 30, 2009.

Website Access to Reports

Our internet website is http://www.g-iii.com. We make available free of charge on our website (under the heading “About G-III”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position

Morris Goldfarb	58	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	49	Vice Chairman, President — Marvin Richards Division, Director
Jeanette Nostra	57	President
Wayne S. Miller	51	Chief Operating Officer and Secretary
Neal S. Nackman	49	Chief Financial Officer and Treasurer
Deborah Gaertner	54	Group President — G-III Women’s Leather Fashions

Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Lakes Entertainment, Inc.

Sammy Aaron became our Vice Chairman and President of our Marvin Richards division, as well as one of our directors, after we acquired Marvin Richards in July 2005. Prior to joining G-III, Mr. Aaron served as the President of Marvin Richards from 1998 until July 2005.

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

Neal S. Nackman has been our Chief Financial Officer since September 2005 and was elected Treasurer in April 2006. Mr. Nackman served as Vice President — Finance from December 2003 until April 2006. Prior to joining G-III, Mr. Nackman was a financial consultant with Jefferson Wells International from January 2003 until December 2003. From May 2001 until October 2002, he was Senior Vice President — Controller of Martha Stewart Living Omnimedia, Inc. From May 1999 until May 2001, he was Chief Financial Officer of Perry Ellis International Inc. From August 1995 until May 1999, he was the Vice-President — Finance with Nautica Enterprises, Inc.

Deborah Gaertner became Group President-G-III Women’s in March 2008. She had been Vice President — Women’s Division since March 1992. Ms. Gaertner is responsible for sales and marketing of certain of our women’s apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

Carl Katz, one of our directors, and Jeanette Nostra are married to each other.

ITEM 1A.	RISK FACTORS.

We believe that the occurrence of any one or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Licensed and Non-Licensed Wholesale Apparel Business

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2009, revenues from the sale of licensed product accounted for 60.5% of our net sales (68.0% of net sales of wholesale apparel) compared to 70.3% of our net sales in fiscal 2008 and 63.0% of our net sales in fiscal 2007.

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

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. We have six different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by Phillips-Van Heusen Corporation. Any change by Phillips-Van Heusen in the marketing of products sold under the Calvin Klein label, or any adverse change in our relationship with Phillips Van-Heusen, could have a material adverse affect on our results of operations. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

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

An important part of our strategy is to expand the types of products we offer. During the past three years, we have added licenses for new lines of women’s suits, dresses, performance wear and sportswear. In addition, we acquired a dress and sportswear manufacturer. We have limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures. For example, in March 2006, we entered into a license for women’s sportswear under the Sean John label. This license was mutually terminated in January 2008, resulting in a charge to earnings in the fourth quarter of fiscal 2008.

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

Our 10 largest customers accounted for approximately 56.6% of our net sales in fiscal 2009 and 59.7% of our net sales in fiscal 2008, with our largest customer accounting for 15.4% of our net sales in fiscal 2009. Consolidation in the retail industry has increased the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, primarily in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. For example, in the past, the Chinese government has reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. This tax rebate has been reinstated in certain instances. However, new or increased reductions in this rebate would cause an increase in the cost of finished garments from China which could materially adversely affect our financial condition and results of operations.

There have been threats of anti-dumping cases with respect to apparel sourced from several countries, including China and Vietnam. Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with foreign manufacturers in United States dollars, the decline in value of the United States dollar against local currencies would negatively impact our cost in dollars of product sourced from these manufacturers. We are not currently engaged in any hedging activities to protect against currency risks. If there is downward pressure on the value of the dollar, our purchase prices for our products could increase. We may not be able to offset an increase in product costs with a price increase to our customers.

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

Risks Relating to Our Retail Outlet Business

Expansion of our business into the retail sector involves significant costs and uncertainties.

In July 2008, we acquired 116 outlet store leases, as well as inventory, fixtures, a warehouse location and trademarks and trade names, from Wilsons The Leather Experts. Managing the Wilsons outlet stores requires the expenditure of our time and resources. Operation of a retail chain could divert our management’s time and resources from our core wholesale apparel business. Operation of a retail chain could be viewed as competitive by our licensors and existing retail customers and adversely affect our relationships with them. Accordingly, the acquisition of the Wilsons retail outlet business could negatively impact our results of operations.

We will need to improve the results of operations of the acquired Wilsons retail outlet stores in order for these stores to operate profitably for us. We have no experience operating a retail chain.

Prior to our acquisition of the Wilsons retail outlet stores, these stores as a whole were experiencing declines in comparable store sales, sales per square foot and gross margins. The operation of these stores negatively impacted our results of operations in fiscal 2009. We will need to improve store operations and upgrade merchandise offered at these stores in order for these stores to operate profitably for us. We had no experience operating a retail chain prior to this acquisition and cannot be sure we will be able to improve the operations of these stores. If we cannot improve the results of operations of these stores, this acquisition could have a material adverse effect on our result of operations.

Leasing of significant amounts of real estate exposes us to possible liabilities and losses.

All of the Wilsons retail outlet stores acquired by us in July 2008 are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal, on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

Our retail outlet stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.

Our retail outlet stores are located in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. As a result of the current economic problems in the U.S., fuel shortages, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse affect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:

•	the location of the outlet mall or the location of a particular store within the mall;

•	the other tenants occupying space at the outlet mall;

•	increased competition in areas where the outlet malls are located;

•	a continued downturn in the economy generally or in a particular area where an outlet mall is located; and

•	the amount of advertising and promotional dollars spent on attracting consumers to the outlet malls.

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

The retail industry is intensely competitive. We compete against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. We also compete in particular markets with a number of retailers that specialize in the products that we sell. A number of different competitive factors could have a material adverse effect on our retail business, results of operations and financial condition including:

•	increased operational efficiencies of competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability, such as the deep discounts offered during the 2008 holiday season and thereafter;

•	expansion of product offerings by existing competitors;

•	entry by new competitors into markets in which we operate retail stores; and

•	adoption by existing competitors of innovative retail sales methods.

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

Risk Factors Relating to the Operation of Our Business

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

Part of our growth strategy is to pursue acquisitions. In July 2005, we acquired Marvin Richards and the operating assets of Winlit, in May 2007, we acquired the operating assets of Jessica Howard, in February 2008, we acquired Andrew Marc and in July 2008, we acquired certain assets related to the Wilsons retail outlet business. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition. For example, the results of Wilsons adversely affected our results of operations in fiscal 2009.

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

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which, in April 2008, was extended to July, 2011. Our need for working capital and the amount of our debt has increased significantly as a result of our five acquisitions since July 2005. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $250 million. Our growth is dependent on our ability to continue to be able to extend and increase the line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all.

Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. As a result, in prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 70% of our net sales in fiscal 2009, 75% of our net sales in fiscal 2008 and 81% of our net sales in fiscal 2007. The Andrew Marc business we acquired in February 2008 experiences seasonality similar to our other wholesale outerwear businesses. Our Wilsons retail outlet business, acquired in July 2008, is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we will be highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and net income for the foreseeable future.

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

The current economic and credit crisis is having a significant negative impact on businesses around the world. The impact of this crisis on the apparel industry and our major customers has been quite severe. Conditions may continue to be depressed or may be subject to further deterioration which could lead to a further reduction in consumer spending overall, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our loan agreement (which includes revolving and trade letter of credit facilities). The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the substantial tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our loan agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2009, we were in compliance with the financial covenants in our loan agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to further reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a materially adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects affected consumer-spending habits and had an adverse effect on our results of operations in fiscal 2009. Uncertainty with respect to consumer spending as a result of weak economic conditions has caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

A significant increase in fuel prices could adversely affect our results of operations.

Fuel prices have increased significantly at times during the past few years. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

China’s accession agreement for membership in the World Trade Organization provides that member countries, including the United States, may impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. These safeguard quotas were eliminated in 2009. We are unable to assess the potential for future action by the United States government with respect to any product category in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Future action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

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

As of April 1, 2009, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 19.3% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2006 and April 1, 2009, the market price of our common stock has ranged from a high of $26.74 per share to a low of $3.24. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

•	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;

•	a shortfall in revenues or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	announcements concerning our competitors;

•	changes in product pricing policies by our competitors or our customers;

•	general conditions in our industry; and

•	general conditions in the securities markets, such as the recent broad decline in stock prices.

Our actual financial results might vary from our publicly disclosed financial forecasts.

From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors which are beyond our control and which might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, the price of our common stock may decline.

We recorded significant charges for the impairment of goodwill and trademarks during the fourth quarter of fiscal 2009 which caused us to report a net loss for fiscal 2009. If our goodwill and other intangibles become further impaired, we may be required to record additional charges to earnings.

We recorded aggregate charges of $33.5 million in the fourth quarter of fiscal 2009 for impairment charges related to goodwill in our non-licensed apparel segment and one of our trademarks. As a result, we reported a net loss for fiscal 2009. As of January 31, 2009, after recording these impairment charges, we had goodwill and other intangibles in an aggregate amount of $46.9 million, or approximately 16.6% of our total assets and 28.9% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill and other intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows and profitability and slower growth rates in our industry. Our impairment charges in fiscal 2009 were primarily the result of a decrease in our market capitalization and, to a lesser extent, from a decrease in projected revenues and profitability for one of our proprietary brands. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A further significant decline in our market capitalization or further deterioration in our projected results could result in additional impairment of goodwill and/or intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, as happened in fiscal 2009, which would negatively impact our results of operations and could negatively impact our stock price.

We are subject to ongoing costs and risks associated with complying with extensive corporate governance and disclosure requirements.

As a public company, we spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq rules. Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these controls by our management and by our independent registered public accounting firm. We were required to complete our first Section 404 report with respect to fiscal 2008. However, there is no guarantee that these efforts will result in management assurance or an attestation by our independent registered public accounting firm that our internal control over financial reporting is adequate in future periods. In connection with our compliance with Section 404 and other applicable provisions of the Sarbanes-Oxley Act, our management and other personnel devote a substantial amount of time and we may need to hire additional accounting and financial staff to assure that we comply with these requirements. The additional management attention and costs relating to compliance with the Sarbanes-Oxley Act and other corporate governance requirements could materially and adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. We lease an aggregate of approximately 42,500 square feet in this building through March 31, 2011 at a current aggregate annual rent of approximately $1.5 million. We also lease approximately 4,000 square feet through April 30, 2010 at a current annual rent of $116,000 in an adjoining building at 500 Seventh Avenue for additional administrative personnel.

We assumed leases for an additional 28,000 square feet of office and showroom space at 512 Seventh Avenue in connection with our acquisition of Marvin Richards. The current aggregate annual rent for this space is $653,000. One of these leases expires in January 2013 and the other expires in December 2013. We assumed a lease in New York City for approximately 20,000 square feet of office and showroom space at 463 Seventh Avenue in connection with the Winlit transaction. The current annual rent is approximately $484,000 and the lease expires in December 2011.

In connection with our acquisition of Andrew Marc, we assumed leases in New York City for approximately 21,000 square feet of office and showroom space at 570 Seventh Avenue that expire in December 2010 and for which the current aggregate annual rent is $757,000. We also assumed a lease for approximately 109,000 square feet of warehouse, office and retail space in Secaucus, NJ that expires in July 2011 and for which the aggregate annual rent is $707,000.

We have a lease for our warehouse and distribution facility, located in Secaucus, New Jersey, through February 2011 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.2 million.

We have a lease through January 2014 for another distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. Annual rent for this facility is approximately $1.3 million. This facility became fully operational in May 2007 and replaced a smaller 89,000 square foot distribution center previously used by us. A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

In connection with our acquisition of Wilsons, we assumed a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 358,000 square feet for which the aggregate annual rent was approximately $1.4 million. This lease was due to expire in May 2009. A new lease was recently negotiated for 155,000 square feet at an annual rent of approximately $580,000 which commences June 2009 and will expire in May 2012.

As of January 31, 2009, we operated 121 leased store locations, of which 118 are located in outlet centers. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. New outlet store leases are typically 10 years in duration. Our leases expire at varying dates through 2019. The following table indicates the periods during which our retail leases expire.

Number of
Fiscal Year Ending	Stores

2010	13
2011	28
2012	39
2013 and thereafter	41

Total	121

ITEM 3.	LEGAL PROCEEDINGS.

In February 2008, we acquired all of the outstanding stock of AM Apparel Holdings, Inc., the owner of the Andrew Marc businesses, from GB Holding I, LLC. In August 2007, in an action entitled Andrew and Suzanne Schwartz 2000 Family Trust; Andrew Marc Schwartz Investment Trust; Andrew Schwartz; and Suzanne Schwartz v. AM Apparel Holdings, Inc., plaintiffs filed a petition in the Delaware Court of Chancery seeking an appraisal under Delaware law of shares of common and preferred stock of AM Apparel held by them prior to a merger by AM Apparel that was effected in April 2007. AM Apparel answered the petition in September 2007 and, in February 2008, filed a motion to dismiss plaintiffs’ petition for failure to comply with the provisions of Delaware law required to protect appraisal rights. After AM Apparel’s motion to dismiss was denied in May 2008, it responded to plaintiffs’ interrogatories and requests for the production of documents in September 2008, and produced documents subject to a confidentiality order entered by the Court in October 2008. The matter is set for trial in July 2009. Discovery is currently on hold pending ongoing settlement discussions. In the stock purchase agreement pursuant to which we acquired the stock of AM Apparel, GB Holding I, LLC agreed to assume responsibility for defending this appraisal proceeding and to indemnify and hold us harmless against any and all damages, as defined in the stock purchase agreement, incurred in connection with this appraisal proceeding including, among others, any judgments, settlements or expenses. Gordon Brothers Group, LLC, an affiliate of GB Holding I, LLC, has guaranteed payment of these indemnity obligations. As a result of this indemnity, management believes that we will not incur any liability with respect to this appraisal proceeding.

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

Market For Common Stock

Our Common Stock is quoted on the Nasdaq Global Select Market under the trading symbol “GIII”. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq.

	High Prices	Low Prices

Fiscal 2008
Fiscal Quarter ended April 30, 2007	$26.74	$17.17
Fiscal Quarter ended July 31, 2007	$22.00	$15.13
Fiscal Quarter ended October 31, 2007	$21.00	$13.30
Fiscal Quarter ended January 31, 2008	$17.28	$11.02

Fiscal 2009
Fiscal Quarter ended April 30, 2008	$15.48	$10.73
Fiscal Quarter ended July 31, 2008	$18.05	$11.62
Fiscal Quarter ended October 31, 2008	$20.58	$11.36
Fiscal Quarter ended January 31, 2009	$14.28	$4.77

Fiscal 2010
Fiscal Quarter ending April 30, 2009 (through April 14, 2009)	$6.91	$3.24

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 14, 2009 was $6.09 per share.

On April 14, 2009, there were 51 holders of record and, we believe, approximately 860 beneficial owners of our Common Stock.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note F to our Condensed Consolidated Financial Statements.

Performance Graph

The following Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2004 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2004 — January 31, 2009)

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2005, 2006, 2007, 2008 and 2009, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2005, 2006 and 2007 and our audited consolidated statements of income for the years ended January 31, 2005 and 2006 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Our results of operations for the year ended January 31, 2006 include the results of our Marvin Richards and Winlit divisions from July 11, 2005, the date we acquired the stock of Marvin Richards and certain assets from Winlit. Our results for fiscal 2006 exclude the seasonal losses that were incurred by these acquired companies in the first half of fiscal 2006. Results for fiscal 2007, fiscal 2008 and fiscal 2009 include the operations of Marvin Richards and Winlit for the entire period, as well as interest expense and depreciation and amortization expense relating to these acquisitions for the entire period. Results for fiscal 2008 include the operating results of the Jessica Howard business from May 24, 2007, the date of acquisition. Results for fiscal 2009 include the operating results of the (i) Andrew Marc business from February 11, 2008, the date of acquisition, and (ii) Wilsons retail outlet business from July 8, 2008, the date of acquisition.

All share and per share information in the table below have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effective March 28, 2006.

	Year Ended January 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Consolidated Income Statement Data:
Net sales	$214,278	$324,072	$427,017	$518,868	$711,146
Cost of goods sold	161,534	239,226	311,470	379,417	510,455

Gross profit	52,744	84,846	115,547	139,451	200,691
Selling, general & administrative expenses	47,452	64,763	83,258	101,669	164,098
Goodwill impairment	—	—	—	—	31,202
Trademark impairment	—	—	—	—	2,321
Depreciation and amortization	1,344	3,125	4,431	5,427	6,947
Non-recurring charge	882	—	—	—	—

Operating profit/(loss)	3,066	16,958	27,858	32,355	(3,877)
Interest and financing charges, net	1,086	4,349	6,362	3,158	5,564

Income/(loss) before income taxes	1,980	12,609	21,496	29,197	(9,441)
Income taxes	1,277	5,517	8,307	11,707	4,588

Net income/(loss)	$703	$7,092	$13,189	$17,490	$(14,029)

Basic earnings per share	$0.07	$0.62	$1.00	$1.09	$(0.85)

Weighted average shares outstanding — basic	10,773	11,509	13,199	16,119	16,536
Diluted earnings per share	$0.06	$0.58	$0.94	$1.05	$(0.85)

Weighted average shares outstanding — diluted	11,292	12,236	13,982	16,670	16,536

	As of January 31,
	2005	2006	2007	2008	2009

Consolidated Balance Sheet Data:
Working capital	$59,868	$61,197	$81,858	$120,414	$99,582
Total assets	80,595	138,317	175,141	237,698	282,324
Short-term debt	972	7,578	11,130	13,060	29,048
Long-term debt, excluding current portion	510	21,750	13,143	—	—
Total stockholders’ equity	66,930	82,011	115,642	173,874	162,229

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements in this Annual Report on Form 10-K concerning our business outlook or future economic performance, anticipated revenues, expenses or other financial items, product introductions and plans and objectives related thereto, and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, dependence on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the current economic and credit crisis, the nature of the apparel industry, including changing consumer demand and tastes, seasonality, risks of operating a retail business, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible disruption from acquisitions and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2009 is referred to as “fiscal 2009”.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, imports and markets an extensive range of outerwear, sportswear and accessories, including coats, jackets, pants, skirts, suits, dresses, women’s handbags and men’s carrying cases under licensed brands, our own proprietary brands and private retail labels. G-III also operates 121 retail stores, 119 of which are outlet stores operated under the Wilsons Leather name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers were 61.0% of our net sales in fiscal 2007, 59.7% of our net sales in fiscal 2008 and 56.6% of our net sales in fiscal 2009.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current depressed economic environment has been characterized by a decline in consumer discretionary spending that has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We expect such decline to continue as the current recessionary period continues and disposable income declines. These economic challenges have adversely impacted our operations. Worsening macroeconomic conditions and concerns about the access of retailers and consumers to credit will likely continue to have a negative impact on our results for fiscal 2010.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the markets we serve, source the manufacture of our products on a competitive basis, and continue to diversify our product portfolio and the markets we serve.

We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. We have made five acquisitions since July 2005, which have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business.

In May 2007, we acquired specified operating assets of Jessica Howard Ltd. Jessica Howard designs and markets moderate and better dresses, under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our Jessica Howard division will assist us in seeking additional dress licenses. We added to our dress business in July 2007, when we expanded our license with Ellen Tracy to include dresses and again in July 2008, when we entered into a new license to design and distribute dresses under the Jessica Simpson label. We also intend to grow the existing Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. During the past year, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear and men’s accessories.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names.

Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009. For further details regarding the operating results of our Wilsons retail outlet business, see Note N to our Consolidated Financial Statements. We acquired Wilsons during the middle of the fiscal year when the merchandise plan for the key Fall and Holiday seasons was already set. The difficult economic environment also contributed to a weaker than expected performance by our Wilsons retail business. We have undertaken the following initiatives to improve the performance of our retail outlet business:

•	Improve the merchandise mix of outerwear at our stores;

•	Emphasize presentation of product in our stores and training of our sales associates;

•	Incorporate an improved mix of private label and branded accessories; and

•	Reduce overhead costs at the distribution center for our retail operations by reducing our leased space by one-half at that distribution center.

We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprises about one-half of our net sales at Wilsons. We expect to implement these initiatives with a view to creating a store concept that is capable of building growth over the long-term.

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

We market our products to department, specialty and mass merchant retail stores in the United States. We also supply our outerwear to the Wilsons outlet stores and to the Wilsons e-commerce business we acquired. We recently launched a website for Andrew Marc product to further expand our e-commerce presence.

We operate our business in three segments, licensed apparel, non-licensed apparel and retail operations. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc. We had an insignificant retail operation prior to the Wilsons acquisition.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we began shipping for the Spring 2009 season.

We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products and at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities. It is our objective to continue to expand our product offerings. The sale of licensed product accounted for 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009 compared to 70.3% of our net sales in fiscal 2008 and 63.0% of our net sales in fiscal 2007. For comparability purposes, we have included the percentage that sales of licensed apparel accounted for of our wholesale sales in fiscal 2009, which consists of sales in our licensed and non-licensed apparel segments, as we also had a retail segment in fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. The weakness in the economy and financial markets has reduced consumer confidence and consumer spending. There has also been significant downward pressure on average retail prices for many categories of apparel, in large part as a result of the weakness of the economy.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, sales taxes, goodwill and intangible assets and stock-based compensation. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Revenue Recognition

Goods are shipped to retailers in accordance with specific customer orders. We recognize wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by us to be when title to the merchandise passes to the customer. In addition, we act as an agent in brokering sales between customers and overseas factories. On these transactions, we recognize commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors, transfers to customers when the goods have been delivered to the customer. We recognize commission income upon the completion of the delivery by our vendors to the customer. We recognize retail sales upon customer receipt of our merchandise, generally at the point of sale. Our sales are recorded net of applicable sales tax. Net sales take into account reserves for returns and allowances. We estimate the amount of reserves and allowances based on current and historical information and trends. Sales are reported net of returns, discounts and allowances. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized.

Accounts Receivable

In the normal course of business, we extend credit to our wholesale customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of allowances and anticipated discounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions.

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

Inventories

Wholesale inventories are stated at lower of cost (determined by the first-in, first-out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Retail inventory cost includes the cost of merchandise, inbound freight, duty and other merchandise-specific charges.

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as fashion product from prior seasons. The market value of distressed inventory is based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, expected permanent retail markdowns and the value of current orders for this type of inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.

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

Goodwill and Intangible Assets

In July, 2005, we acquired Marvin Richards and specified operating assets of Winlit, in May 2007, we acquired specified operating assets of Jessica Howard and in February 2008, we acquired Andrew Marc. SFAS No. 142 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually. Goodwill and intangible assets with an indefinite life are required to be written down when impaired, rather than amortized as previous accounting standards required. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life. Our annual impairment test is performed in the fourth quarter each year.

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

We allocated the purchase price of the companies we acquired in fiscal 2006, fiscal 2008 and fiscal 2009 to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. The amount allocated to goodwill was increased with respect to each of fiscal 2007, fiscal 2008 and fiscal 2009, as a result of additional payments made based on the performance of Marvin Richards and Winlit. The amount allocated to goodwill also increased in fiscal 2008 as a result of the acquisition of Jessica Howard. In fiscal 2009 as a result of the acquisition of Andrew Marc, $20.0 million was allocated to goodwill and $13.2 million was allocated to trademarks with an indefinite life. There was no goodwill associated with our acquisition in July 2008 of the Wilsons retail outlet business.

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

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. We review and test our goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. We perform our test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies. The fair value derived from these two methodologies are then compared to the carrying value of the respective segments. As a result of the fiscal 2009 impairment analysis, we determined that the goodwill balance existing in our non-licensed apparel segment was impaired as a result of adverse equity market conditions which caused a decline in industry market multiples and reduced fair values from our projected cash flows. Accordingly, we recorded a non-cash goodwill impairment charge of $31.2 million.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired. Sales and profitability for our Marvin Richard’s brand have significantly deteriorated and are not expected to recover. As a result, we recorded an impairment charge of $2.3 million to this trademark. The remaining carrying value of this trademark after the impairment charge is approximately $246,000.

Stock-based Compensation

Effective February 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in our results of operations if the exercise price was at least equal to the market value of our common stock on the grant date. As a result, the recognition of stock-based compensation expense in prior periods was generally limited to the expense attributed to restricted stock awards.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. We recognized stock-based compensation of approximately $425,000 in fiscal 2007, $703,000 in fiscal 2008 and $1.4 million in fiscal 2009. As of February 1, 2009, there was approximately $3.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation granted by us. These expenses are expected to be recognized by us through January 31, 2014.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2007	2008	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.9	73.1	71.8

Gross profit	27.1	26.9	28.2
Selling, general and administrative expenses	19.5	19.6	23.1
Goodwill impairment	—	—	4.4
Trademark impairment	—	—	0.3
Depreciation and amortization	1.0	1.1	1.0

Operating profit/(loss)	6.6	6.2	(0.6)
Interest and financing charges, net	1.5	0.6	0.8

Income/(loss) before income taxes	5.1	5.6	(1.4)
Income taxes	2.0	2.3	0.6

Net income/(loss)	3.1%	3.3%	(2.0)%

Year ended January 31, 2009 (“fiscal 2009”) compared to year ended January 31, 2008 (“fiscal 2008”)

Net sales for fiscal 2009 increased to $711.1 million from $518.9 million in the prior year. Net sales of licensed apparel accounted for 60.5% of our net sales in fiscal 2009 compared to 70.3% of our net sales in fiscal 2008. The decrease in the percentage of net sales of licensed apparel is primarily attributable to the addition of the new retail segment in fiscal 2009. Excluding net sales in the retail segment, net sales of licensed apparel accounted for 68.0% of net sales of wholesale apparel in fiscal 2009, which includes the licensed and non-licensed segments that constituted all of our business prior to fiscal 2009. Net sales of licensed apparel increased to $430.2 million in fiscal 2009 from $365.0 million in fiscal 2008. This increase was primarily the result of an increase of $38.5 million in net sales of Calvin Klein licensed product, $18.3 million in net sales of Dockers and Levi’s licensed product added as a result of the acquisition of Andrew Marc in fiscal 2009 and an increase of $10.2 million in net sales of Guess licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits, dresses, performance wear and sportswear. The Dockers, Levi’s and Guess licensed product consists of men’s and women’s outerwear.

Net sales of non-licensed apparel increased to $202.4 million in fiscal 2009 from $153.9 million in fiscal 2008, primarily due to the addition of $41.1 million of net sales of non-licensed apparel as a result of the acquisition of Andrew Marc and an increase of $27.2 million in net sales by the Jessica Howard business, all of which constituted sales of proprietary branded or private label product. Fiscal 2008 did not include a full year of net sales for Jessica Howard as we acquired this business in May 2007. The increase in net sales of non-licensed apparel was offset, in part, by decreases of $13.9 million in net sales in the Marvin Richards division and $6.2 million in net sales of Exsto branded sales. Net sales of our retail operations were $78.5 million in fiscal 2009. Almost all of these sales were from the Wilsons retail outlet stores we acquired in July 2008.

Gross profit increased to $200.7 million, or 28.2% of net sales, for fiscal 2009, from $139.5 million, or 26.9% of net sales, in the prior year. Our gross profit percentage in the prior year was negatively impacted by a $3.0 million charge incurred as the result of a payment related to our guarantee of purchase commitments by a long-standing vendor that is no longer in business. Of this charge, $2.0 million related to our licensed apparel segment and $1.0 million related to our non-licensed apparel segment. The gross profit percentage in our licensed apparel segment was 27.8% for fiscal 2009 compared to 28.6% in the prior year primarily due to the decreased margin for our sports licensed product in fiscal 2009. The gross profit percentage in our non-licensed segment was 25.4% for fiscal 2009 compared to 22.8% in the same period last year. This percentage was positively impacted by higher margins on sales of Andrew Marc non-licensed product compared to other products comprising our non-licensed segment. The gross profit percentage in our retail segment was 37.9% for fiscal 2009. We did not have a retail operations segment in fiscal 2008.

Selling, general and administrative expenses increased to $164.1 million in fiscal 2009 from $101.7 million in the prior year. Selling, general and administrative expenses increased primarily as a result of our acquisitions of Wilsons ($34.0 million since July 2008), Andrew Marc ($13.9 million) and Jessica Howard ($4.3 million). The current year included a full year of operations for the Jessica Howard business. We also experienced increases in our Calvin Klein business ($4.9 million) as we expanded into new women’s sportswear and performance wear lines and continued to grow the Calvin Klein dress line from the prior year. We expect that our selling, general and administrative expenses will continue to increase in fiscal 2010 primarily as a result of including the operations of Wilsons for a full year.

As a result of our annual impairment analysis, we recorded a goodwill impairment charge of $31.2 million and a trademark impairment charge of $2.3 million in our non-licensed segment in fiscal 2009 resulting primarily from adverse equity market conditions which caused a decline in industry market multiples and reduced fair values from our projected cash flows. These impairment charges do not impact our business operations, cash flows or compliance with the financial covenants in our financing agreement. There was no impairment charge in the prior year.

Depreciation and amortization increased to $6.9 million in fiscal 2009 from $5.4 million in the prior year primarily as a result of the depreciation and amortization of assets acquired from Andrew Marc ($930,000) and Wilsons ($504,000). We expect that our amortization expense will decrease in fiscal 2010 as a result of certain intangible assets, primarily licenses, that were fully amortized in fiscal 2009 and/or will be fully amortized during fiscal 2010.

Interest and finance charges, net for fiscal 2009 increased to $5.6 million from $3.2 million in the prior year. Interest expense increased due to a higher average borrowing throughout the year primarily to finance the acquisition of Andrew Marc and Wilsons.

Income tax expense for fiscal 2009 decreased to $4.6 million from $11.7 million in the prior year. Excluding the pre-tax impairment charge recorded in the fourth quarter of fiscal 2009, the effective tax rate for fiscal 2009 was 40.4% compared to 40.1% for the prior year. The prior year rate was positively impacted by the reversal of restructuring reserves in the amount of $860,000. This amount was not included in our taxable income because it was not deducted for tax purposes when recorded.

Year ended January 31, 2008 (“fiscal 2008”) compared to year ended January 31, 2007 (“fiscal 2007”)

Net sales for fiscal 2008 increased to $518.9 million from $427.0 million in the prior year. Net sales of licensed product accounted for 70.3% of our net sales in fiscal 2008 compared to 63.0% of our net sales in fiscal 2007, as net sales of licensed apparel increased to $365.0 million from $268.9 million. This increase in net sales of licensed apparel was primarily the result of an increase in net sales of $48.7 million of Calvin Klein licensed product, $22.9 million of Kenneth Cole licensed product and $17.3 million of Guess licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits and dresses. Dresses began shipping in the third quarter of fiscal 2007 and women’s suits began shipping in January 2006. The Kenneth Cole and Guess licensed product consists of men’s and women’s outerwear. Net sales of non-licensed apparel decreased to $153.9 million in fiscal 2008 from $158.1 million in fiscal 2007, primarily due to the loss or reduction of women’s and men’s private label outerwear programs with several customers and a shift by some customers to purchasing our licensed product instead of purchasing our non-licensed product. This decrease in net sales of non-licensed apparel was offset, in part, by $41.5 million of net sales from the Jessica Howard business that we acquired in May 2007, all of which constituted sales of proprietary branded or private label product.

Gross profit increased to $139.5 million, or 26.9% of net sales, for fiscal 2008, from $115.5 million, or 27.1% of net sales, in the prior year. Our gross profit percentage in fiscal 2008 was negatively impacted by a $3.0 million charge incurred as the result of a payment related to our guarantee of purchase commitments by a long-standing vendor that is no longer in business. Of this charge, $2.0 million related to our licensed apparel segment and $1.0 million related to our non-licensed apparel segment. The gross profit percentage in our licensed apparel segment was 28.6% for fiscal 2008 compared to 29.4% in prior year. The decrease in the gross margin percentage for licensed apparel is primarily due to a negative gross margin on sales of Sean John sportswear, lower margins on sales of Calvin Klein women’s suits and the impact of the charge referred to above. Sales of Sean John sportswear were not sufficient to cover fixed costs associated with this line. In January 2008, we agreed with Sean John to terminate the license with respect to Sean John sportswear. As a result of the termination, we incurred a pretax charge in the amount of $720,000 which negatively impacted our gross margin. The gross margin on Calvin Klein women’s suits declined compared to fiscal 2007 as the retail environment for this product category weakened. The gross profit percentage in our non-licensed segment was 22.8% for the year ended January 31, 2008 compared to 23.1% in the same period last year. This percentage was negatively impacted by lower margins on sales of Jessica Howard product compared to other products comprising our non-licensed segment, as well as by the impact of the charge referred to above.

Selling, general and administrative expenses increased $18.4 million to $101.7 million in fiscal 2008 from $83.3 million in the prior year. Selling, general and administrative expenses increased primarily as a result of increases of $11.5 million in personnel costs, $2.6 million in advertising and promotion, $2.7 million in facility costs and $2.0 million in design and product development costs. Personnel costs increased primarily due to the additional staff resulting from the acquisition of Jessica Howard in late May 2007 and increased staffing of our Calvin Klein women’s suits and dress divisions and the now discontinued Sean John women’s sportswear division. Advertising and promotion increased primarily due to increased spending on advertising of Calvin Klein suits and dresses as our license agreements require spending based on a percentage of net sales of the licensed product. Facility costs increased primarily as a result of third party warehousing and rent associated with the acquisition of

Jessica Howard in May 2007 and rent and utility costs associated with our new warehouse. Design and product development costs increased as a result of costs associated with developing our new dress and sportswear businesses.

Depreciation and amortization increased to $5.4 million in the year ended January 31, 2008 from $4.4 million in the comparable period last year primarily as a result of the acceleration of amortization on leasehold improvements ($439,000) and the amortization of intangibles from the Jessica Howard acquisition ($230,000). The leasehold improvements related to office space under a lease that was terminated.

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

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from offerings of our common stock in July 2006 and March 2007 as described below.

We had cash and cash equivalents of $2.5 million at January 31, 2009 compared to $38.3 million at January 31, 2008. In February 2008, we paid $43.1 million, including fees and expenses related to the acquisition, to purchase Andrew Marc. During fiscal 2009, we paid a total of $25.1 million to purchase assets related to the Wilsons retail outlet business. We used our cash balances and our revolving credit facility to pay the purchase price and expenses in connection with these acquisitions.

We also used $3.7 million of cash in fiscal 2008 and $4.9 million of cash in fiscal 2009, to pay additional purchase price based on the operating results of our Marvin Richards and Winlit divisions. Additional purchase price of $4.9 million has been accrued in fiscal 2009, to be paid in fiscal 2010, in connection with these two acquisitions based on their operating results with respect to fiscal 2009. Fiscal 2009 is the last year of our obligation to pay additional purchase price in connection with these two acquisitions.

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

Financing Agreement

We have a financing agreement with The CIT Group/Commercial Services, Inc., as Agent for a consortium of banks, that in April 2008 was amended and extended for three years to July, 2011. The financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. This financing agreement replaced our prior financing agreement that consisted of a revolving line of credit of up to $165 million and a term loan in the initial principal amount of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate less 0.25% (3.0% at March 31, 2009) or LIBOR plus 2.0% (2.50% at March 31, 2009).

The amount borrowed under the line of credit has varied based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $138.3 million in fiscal 2007, $108.7 million in fiscal 2008 and $235.1 million in fiscal 2009. At January 31, 2008, there were no outstanding direct borrowings and, at January 31, 2009, there were direct borrowings in the amount of $29.0 million outstanding. Our contingent liability under open letters of credit was approximately $7.9 million at January 31, 2008 and $8.1 million at January 31, 2009.

The prior financing agreement included a term loan in the original principal amount of $30 million that was payable over three years with eleven quarterly installments of principal in the amount of $1,650,000 and a balloon payment due on July 11, 2008, the maturity date of that loan. Mandatory prepayments were required under the term loan commencing with fiscal 2007 to the extent of 50% of excess cash flow, as defined. The amount outstanding under the term loan ($13.1 million at January 31, 2008) was repaid in full from the proceeds of the amended and extended financing agreement.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of January 31, 2009, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

Cash from Operating Activities

At January 31, 2009, we had cash and cash equivalents of $2.5 million. We generated $22.5 million of cash from operating activities in fiscal 2009. Cash was generated primarily from our increases in accounts payable, accrued expenses and other liabilities of $24.7 million and non-cash impairment charges of $33.5 million and depreciation and amortization of $6.9 million offset in part by an increase of $28.7 million in inventory and our net loss of $14.0 million. Accounts payable, accrued expenses and other liabilities increased as a result of the acquired retail outlet business, the timing of our contractual royalty and advertising payments to licensors and higher inventory purchases. The increase in inventory is attributable to several factors, including inventory for new lines of business, such as Calvin Klein sportswear and Jessica Simpson dresses, more on hand inventory for our retail business due to its seasonality, additional inventory to support increased sales volume and the timing of receipt of product for certain divisions.

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

Cash from Investing Activities

In fiscal 2009, we used $75.4 million of cash for investing activities. We used $43.1 million of cash in connection with the acquisition of Andrew Marc in February 2008 and $25.0 million of cash in connection with the acquisition of Wilsons in July and October 2008. We used $4.9 million of cash in connection with contingent payments earned as a result of the fiscal 2008 operating results of our Marvin Richards and Winlit divisions. We also used $2.4 million of cash for capital expenditures, primarily for renovating existing showroom space.

We used $13.5 million of cash for investing activities in fiscal 2008. We used $8.3 million of cash in connection with the acquisition of Jessica Howard, including associated fees and expenses. We used $3.7 million of cash in connection with contingent payments earned as a result of the operating results of our Marvin Richards and Winlit divisions that were acquired in July 2005. We also used $1.4 million of cash for capital expenditures, primarily for renovation of our back office space which was relocated as a result of a lease termination and the completion of our renovation of our new warehouse facility in South Brunswick, NJ.

In fiscal 2007, we used $5.7 million of cash for investing activities. We used $3.3 million of cash in connection with contingent payments earned as a result of the operating results of the two businesses we acquired in 2005. We also used $2.5 million of cash for capital expenditures, primarily renovating new warehouse space and renovating existing showroom space.

Cash from Financing Activities

Cash flows from financing activities provided $17.0 million in fiscal 2009 primarily as a result of an increase of $16.0 million in borrowings under our current financing agreement.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board “FASB”, issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance for how an acquirer in a business combination recognizes and measures in its financial statements (i) identifiable assets acquired, (ii) liabilities assumed, (iii) noncontrolling interests in the acquiree and (iv) goodwill or a gain from a bargain purchase. SFAS 141R also sets forth the disclosures required to be made in the financial statements related to effects of a business combination. SFAS 141R applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is not expected to have a material impact on our results of operations or our financial position. We are currently evaluating the requirements and impact of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements and impact of SFAS 160 on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adopting the provisions of SFAS No. 159 has not had a significant impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. Adopting the provisions of FAS 157 has not had a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2009, our contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Debt obligations	$29,048	$29,048
Operating lease obligations	72,983	19,265	$37,169	$11,930	$4,619
Minimum royalty payments(1)	117,428	35,132	78,446	3,850	—
Purchase obligations(2)	8,070	8,070	—	—	—

Total	$227,529	$91,515	$115,615	$15,780	$4,619

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. All of our debt as of January 31, 2009 will mature in less than a year and carries variable rates. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2010. Based on our average borrowings during fiscal 2009, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $900,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2009, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2009, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

On July 8, 2008, we completed our acquisition of certain assets of the Wilsons retail outlet business. We have excluded the internal control over financial reporting of our Wilsons business for fiscal 2009 from our assessment of, and conclusion on the effectiveness of our internal control over financial reporting. Wilsons constituted approximately 6.3% of our consolidated assets at January 31, 2009 and 10.8% of our net sales for the year ended January 31, 2009.

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

We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading “About G-III.” Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 9, 2009, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers and other significant employees, see “Business-Executive Officers of the Registrant” in Item 1 above in this Report.

The information required by Item 405 of Regulation S-K is contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is contained under the heading “Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is contained under the headings “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 31, 2009, the last day of fiscal 2009, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2009.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a)

Equity compensation plans approved by stockholders(1)	1,003,750	$10.33 (2)	280,151
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,003,750	$10.33 (2)	280,151

(1)	The number of shares of Common Stock available for issuance under our 2005 Stock Incentive Plan (the “Plan”) is subject to an automatic annual increase on each January 31 during the term of the Plan equal to six percent (6%) of the total number of issued and outstanding shares of Common Stock on each such date (excluding any shares held in treasury).

(2)	Exercise price has been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is contained under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is contained under the heading “Principal Accounting Fees and Services” in our Proxy Statement and is incorporated herein by reference.

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

3. Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.10, 10.12, 10.12(a), 10.13, 10.14, 10.19, 10.20, 10.23, 10.23(a), 10.23(b), 10.27 and 10.28.

3.1		Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.(2)
3.2		By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”)(18)
4.1		Securities Purchase Agreement, dated July 13, 2006, by and among G-III, Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.(4)
4.2		Registration Rights Agreement, dated July 13, 2006, by and among G-III, Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.(4)
4.3		Form of Warrant.(4)
10.1		Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(5)
10	.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(5)
10	.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(23)
10.2		Amended and Restated Financing Agreement, dated as of April 3, 2008 (“Financing Agreement”), by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc. and Andrew and Suzanne Company Inc.(3)
10	.2(a)	Joinder and Amendment No. 1, dated July 21, 2008, to Financing Agreement.
10.3		Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.(5)

10	.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.(5)
10	.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.(10)
10	.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.(11)
10.4		Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III.(5)
10	.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.(5)
10.5		Lease, dated January 31, 1994, between 512 and G-III.(5)
10	.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.(5)
10.6		Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.
10.7		G-III Apparel Group, Ltd. 1997 Stock Option Plan, as amended the “1997 Plan”.(10)
10	.7(a)	Form of Option Agreement for awards made pursuant to the G-III Apparel Group, Ltd. 1997 Plan.(11)
10.8		Letter Agreement, dated December 2, 1998, between G-III and Aron Goldfarb.(5)
10.9		G-III Apparel Group, Ltd. 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.(12)
10	.9(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.
10.10		G-III Apparel Group, Ltd. 2005 Stock Incentive Plan, as amended the “2005 Plan”.(13)
10	.10(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.
10	.10(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.(14)
10	.10(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.(20)
10.11		Stock Purchase Agreement, dated as of July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc. and G-III.(6)
10	.11(a)	Amendment to Stock Purchase Agreement, dated January 30, 2007, amending the Stock Purchase Agreement, dated July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc and G-III.(15)
10	.11(b)	Amendment to Stock Purchase Agreement, dated May 7, 2008, amending the Stock Purchase Agreement, dated July 11, 2005, by and among Sammy Aaron, Andrew Reid, Lee Lipton, John Pollack, Sammy Aaron, as Sellers’ Representative, G-III Leather Fashions, Inc and G-III.(19)
10.12		Asset Purchase Agreement, dated as of July 11, 2005, by and among G-III Leather Fashions, Inc., G-III, Winlit Group, Ltd., David Winn and Richard Madris.(6)
10	.12(a)	Amendment to Asset Purchase Agreement, dated January 30, 2007, amending the Asset Purchase Agreement, dated July 11, 2005, by and among Stusam, Inc., a New York corporation formerly known as Winlit Group, Ltd., David Winn and Richard Madris, G-III Leather Fashions, Inc. and G-III.(15)
10	.12(b)	Amendment to Asset Purchase Agreement, dated May 7, 2008, amending the Asset Purchase Agreement, dated July 11, 2005, by and among Stusam, Inc., a New York corporation formerly known as Winlit Group, Ltd., David Winn and Richard Madris, G-III Leather Fashions, Inc. and G-III.(19)
10.13		Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(6)
10	.13(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(22)
10	.13(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(23)
10.14		Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.(2)
10.15		Asset Purchase Agreement, dated May 24, 2007, by and among G-III, G-III Leather Fashions, Inc., Starlo Fashions, Inc. Jessica Howard, Ltd., Industrial Cotton, Inc., Robert Glick and Mary Williams.(16)
10.16		Purchase Agreement, dated February 11, 2008, by and among G-III Leather Fashions, Inc., AM Apparel Holdings, Inc. and GB Holding I, LLC.(17)
10.17		Form of Deferred Stock Award Agreement.(20)
10.18		Form of Executive Transition Agreement.(20)

10.19	Asset Purchase Agreement, dated July 8, 2008, by and among AM Retail Group, Inc., Wilsons The Leather Experts, Inc. (“Parent”) and numerous subsidiaries of Parent.(21)
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2009.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 filed on September 13, 2006, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 8, 2008, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2006, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed on May 8, 2006, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 2, 2006, which exhibit is incorporated herein by reference.

(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on August 1, 2006, which exhibit is incorporated herein by reference.

(9)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 7, 2007, which exhibit is incorporated herein by reference.

(10)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here in by reference.

(11)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

(12)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 1, 2006, which exhibit is incorporated herein by reference.

(13)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007 filed on September 13, 2007, which exhibit is incorporated herein by reference.

(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 1, 2007, which exhibit is incorporated herein by reference.

(16)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on May 31, 2007, which exhibit is incorporated herein by reference.

(17)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 15, 2008, which exhibit is incorporated herein by reference.

(18)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed on April 15, 2008, which exhibit is incorporated herein by reference.

(19)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on May 9, 2008, which exhibit is incorporated herein by reference.

(20)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 2, 2008, which exhibit is incorporated herein by reference.

(21)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2008, which exhibit is incorporated herein by reference.

(22)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 6, 2008, which exhibit is incorporated herein by reference.

(23)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 3, 2009, which exhibit is incorporated herein by reference.

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

April 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 16, 2009

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 16, 2009

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	April 16 , 2009

/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 16, 2009

/s/ Pieter Deiters Pieter Deiters	Director	April 16, 2009

/s/ Alan Feller Alan Feller	Director	April 16, 2009

/s/ Carl Katz Carl Katz	Director	April 16, 2009

/s/ Laura Pomerantz Laura Pomerantz	Director	April 16, 2009

/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 16, 2009

/s/ Richard White Richard White	Director	April 16, 2009

EXHIBIT INDEX

10	.2(a)	Joinder and Amendment No. 1, dated July 21, 2008, to Financing Agreement.
10.6		Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.
10	.9(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan
10	.10(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan
21		Subsidiaries of G-III.
23.1		Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1		Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
31.2		Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
32.1		Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
32.2		Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Wilsons The Leather Experts, acquired in July 2008, which is included in the fiscal year 2009 consolidated financial statements of G-III Apparel Group, Ltd. and subsidiaries and constituted approximately 6% and 6% of total assets and net assets, respectively, as of January 31, 2009 and approximately 11% of net sales, for the year then ended. Our audit of internal control over financial reporting of G-III Apparel Group and subsidiaries also did not include an evaluation of the internal controls over financial reporting of Wilsons The Leather Experts.

In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated March 31, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 31, 2009

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31,

	2009	2008
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,508	$38,341
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $20,989 and $22,724, respectively	69,695	66,944
Inventories	116,612	59,934
Deferred income taxes	11,565	10,046
Prepaid expenses and other current assets	10,319	8,500

Total current assets	210,699	183,765
PROPERTY, PLANT AND EQUIPMENT, NET	9,863	5,261
DEFERRED INCOME TAXES	11,640	3,944
OTHER INTANGIBLES, NET	21,406	11,143
GOODWILL	25,494	31,746
OTHER ASSETS	1,858	1,839

	$280,960	$237,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$29,048	$13,060
Income taxes payable	5,222	4,348
Accounts payable	51,463	24,290
Accrued expenses	19,299	15,461
Contingent purchase price payable	4,935	4,894
Deferred income taxes	1,578	1,298

Total current liabilities	111,545	63,351
DEFERRED INCOME TAXES	6,648	—
OTHER NON- CURRENT LIABILITIES	538	473

TOTAL LIABILITIES	118,731	63,824

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 17,063,022 and 16,839,004 shares issued	171	168
Additional paid-in capital	99,486	97,105
Retained earnings	63,542	77,571

	163,199	174,844
Common stock held in treasury — 367,225 shares at cost	(970)	(970)

	162,229	173,874

	$280,960	$237,698

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$711,146	$518,868	$427,017
Cost of goods sold	510,455	379,417	311,470

Gross profit	200,691	139,451	115,547
Selling, general and administrative expenses	164,098	101,669	83,258
Goodwill impairment	31,202	—	—
Trademark impairment	2,321	—	—
Depreciation and amortization	6,947	5,427	4,431

Operating profit (loss)	(3,877)	32,355	27,858
Interest and financing charges, net	5,564	3,158	6,362

Income (loss) before income taxes	(9,441)	29,197	21,496
Income tax expense	4,588	11,707	8,307

Net income (loss)	$(14,029)	$17,490	$13,189

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.85)	$1.09	$1.00

Weighted average number of shares outstanding	16,536	16,119	13,199

Diluted:
Net income (loss) per common share	$(0.85)	$1.05	$0.94

Weighted average number of shares outstanding	16,536	16,670	13,982

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2009, 2008 and 2007

		Additional		Common
	Common	Paid-in	Retained	Stock Held
	Stock	Capital	Earnings	in Treasury	Total
	(In thousands)

Balance as of January 31, 2006	$127	$36,262	$46,592	$(970)	$82,011
Employee stock options exercised	3	980			983
Tax benefit from exercise of options		1,325			1,325
Fair value of shares vested in connection with acquisitions		2,696			2,696
Amortization share-based compensation		425			425
Shares issued in connection with private placement, net	15	14,998			15,013
Net income			13,189		13,189

Balance as of January 31, 2007	145	56,686	59,781	(970)	115,642
Employee stock options exercised	4	1,105			1,109
Tax benefit from exercise of options		2,117			2,117
Amortization share-based compensation		703			703
Shares issued in connection with public offering, net	19	36,494			36,513
Decrease in liability for unrecognized tax benefits			300		300
Net income			17,490		17,490

Balance as of January 31, 2008	168	97,105	77,571	(970)	173,874
Employee stock options exercised	3	583			586
Tax benefit from exercise of options		438			438
Amortization share-based compensation		1,360			1,360
Net loss			(14,029)		(14,029)

Balance as of January 31, 2009	$171	$99,486	$63,542	$(970)	$162,229

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(14,029)	$17,490	$13,189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Depreciation and amortization	6,947	5,427	4,431
Goodwill and trademark impairment charges	33,523	—	—
Stock based compensation	1,360	703	425
Deferred financing charges	470	711	843
Write off of note payable	—	(770)	—
Deferred income taxes	(4,808)	(4,613)	(1,563)
Changes in operating assets and liabilities:
Accounts receivable, net	2,449	(5,984)	(15,209)
Inventories	(28,682)	(18,388)	(7,716)
Income taxes, net	874	2,035	344
Prepaid expenses and other current assets	(149)	857	(2,752)
Other assets, net	(104)	(171)	713
Accounts payable, accrued expenses and other liabilities	24,667	13,326	5,873

Net cash provided by (used in) operating activities	22,518	10,623	(1,422)

Cash flows from investing activities
Capital expenditures	(2,411)	(1,445)	(2,461)
Acquisition of Jessica Howard/Industrial Cotton	—	(8,303)	—
Acquisition of Andrew Marc, net of cash acquired	(43,051)	—	—
Acquisition of Wilsons, net of cash acquired	(24,997)	—	—
Contingent purchase price paid	(4,904)	(3,741)	(3,199)

Net cash used in investing activities	$(75,363)	$(13,489)	$(5,660)

Cash flows from financing activities
Proceeds from (repayment of) notes payable, net	$15,988	$(1,599)	$1,565
Repayment of term loan	—	(8,656)	(6,600)
Payments for capital lease obligations	—	(303)	(209)
Proceeds from sale of common stock, net	—	36,513	15,013
Proceeds from exercise of stock options	586	1,109	983
Tax benefit from exercise of stock options	438	2,117	1,325

Net cash provided by financing activities	17,012	29,181	12,077

Net increase (decrease) in cash and cash equivalents	(35,833)	26,315	4,995
Cash and cash equivalents at beginning of year	38,341	12,026	7,031

Cash and cash equivalents at end of year	$2,508	$38,341	$12,026

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,002	$2,624	$5,761
Income taxes	8,085	12,131	8,435
Supplemental schedule of non-cash investing and financing activities:
Fair value of vested shares issued in connection with acquisitions of Marvin Richards and Winlit			$2,696
Detail of Jessica Howard/Industrial Cotton acquisition:
Acquired intangibles		$4,812
Fair value of other assets acquired		3,491

Fair value of total assets acquired		$8,303

Detail of Andrew Marc acquisition:
Acquired intangibles	$36,595
Fair value of other assets acquired, net	19,176

Fair value of total assets acquired	55,771
Liabilities assumed	(12,643)

Cash paid for acquisition	43,128
Cash acquired	77

Net cash paid for acquisition	$43,051

Detail of Wilsons acquisition:
Fair value of total assets acquired	$25,715
Liabilities assumed	(631)

Cash paid for acquisition	25,084
Cash acquired	87

Net cash paid for acquisition	$24,997

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

NOTE A —	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.	Business Activity and Principles of Consolidation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The Company designs, manufactures, imports, and markets an extensive range of outerwear and sportswear apparel which is sold to retailers primarily in the United States. The Company also operates retail outlet stores.

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

Goods are shipped to retailers in accordance with specific customer orders. The Company recognizes wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by the Company to be when title to the merchandise passes to the customer. In addition, the Company acts as an agent in brokering sales between customers and overseas factories. On these transactions, the Company recognizes commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors, transfers to customers when the goods have been delivered to the customer. The Company recognizes commission income upon the completion of the delivery by its vendors to the customer. The Company recognizes retail sales upon customer receipt of the merchandise generally at the point of sale. The Company’s sales are recorded net of applicable sales taxes.

4.	Returns and Allowances

The Company reserves against known chargebacks, as well as for an estimate of potential future deductions and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational chargebacks, which include shipping violations and freight charges. Estimated costs associated with allowable deductions for customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, net of historical recoveries, operational chargebacks and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable.

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate. The Company writes off uncollectible trade receivables once collection efforts have been exhausted and third parties confirm the balance is not recoverable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method.

6.	Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks, customer lists and non-compete agreements are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3.5 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.

7.	Depreciation and Amortization

Depreciation and amortization are provided for by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives.

The following are the estimated lives of the Company’s fixed assets:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	2 to 5 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvement; whichever is shorter.

8.	Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment and Disposal of Long Lived Assets” the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

9.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). On February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Net Income (Loss) Per Common Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, where applicable, has been computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. All stock options, stock purchase warrants and restricted stock awards outstanding as of January 31, 2009 have been excluded from the diluted per share calculation as the impact would have been anti-dilutive. Options to acquire an aggregate of approximately 96,000 shares of common stock were not included in the computation of diluted net income per common share for the year ended January 31, 2008, as including them would have been anti-dilutive. There were no anti-dilutive shares for the year ended January 31, 2007.

All share and per share data have been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net income (loss)	$(14,029)	$17,490	$13,189

Basic net income (loss) per share:
Basic common shares	16,536	16,119	13,199

Basic net income (loss) per share	$(0.85)	$1.09	$1.00

Diluted net income (loss) per share:
Basic common shares	16,536	16,119	13,199
Stock options and warrants	—	551	669
Unvested restricted stock awards*	—	—	114

Diluted common shares	16,536	16,670	13,982

Diluted net income (loss) per share	$(0.85)	$1.05	$0.94

*	Represents contingently issuable shares that would have met the market condition if the performance period concluded at the end of the reporting period.

11.	Stock-based Compensation

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2009, 2008 and 2007, respectively:

	2009	2008	2007

Expected stock price volatility	48.9% - 49.2%	47.8 - 48.9%	48.4%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	3.1% - 3.7%	3.4 - 5.0%	5.0%
Expected dividend yield	0%	0%	0%

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

The weighted average remaining term for stock options outstanding was 6.5 years at January 31, 2009. The aggregate intrinsic value at January 31, 2009 was $410,000 for stock options outstanding and $400,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2009, the reporting date.

Proceeds received from the exercise of stock options were approximately $586,000 and $1.1 million during the years ended January 31, 2009 and 2008, respectively. The intrinsic value of stock options exercised was $1.3 million and $6.0 million for the years ended January 31, 2009 and 2008, respectively. A portion of this amount is currently deductible for tax purposes.

As of January 31, 2009, approximately $3.1 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ended January 31, 2014.

The weighted average fair value at date of grant for options granted during fiscal 2009, 2008 and 2007 was $7.30, $9.06 and $5.43 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Shipping and handling costs included in selling, general and administrative expenses were $21.9 million, $15.9 million and $13.2 million for the years ended January 31, 2009, 2008 and 2007, respectively.

14.	Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising expense was $25.4 million, $16.5 million and $13.5 million for the years ended January 31, 2009, 2008 and 2007, respectively. Prepaid advertising, which represents advance payments to licensors for contractual advertising, was $3.1 million and $2.8 million at January 31, 2009 and 2008, respectively.

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

The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of their maturity.

17.	Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

18.	Effects of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on February 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company’s Consolidated Financial Statements. The Company does not expect the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis to have a significant impact on its financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141(Revised), Business Combinations (“SFAS No. 141(R)”), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to (i) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (ii) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed on or after February 1, 2009.

NOTE B —	INVENTORIES

Inventories consist of:

	January 31,
	2009	2008
	(In thousands)

Finished goods	$113,824	$56,848
Raw materials and work-in-process	2,788	3,086

	$116,612	$59,934

Raw materials of $2.6 million and $2.9 million were maintained in China at January 31, 2009 and 2008, respectively.

NOTE C —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consist of:

	January 31,
	2009	2008
	(In thousands)

Machinery and equipment	$787	$454
Leasehold improvements	10,740	5,002
Furniture and fixtures	1,803	1,249
Computer equipment	2,077	1,168

	15,407	7,873
Less accumulated depreciation and amortization	5,544	2,612

	$9,863	$5,261

NOTE D —	ACQUISITIONS AND INTANGIBLES

Jessica Howard/Industrial Cotton

In May 2007, the Company acquired certain assets of the business conducted by Jessica Howard, Ltd. and Industrial Cotton, Inc., two affiliated companies. The acquired assets consisted of inventory, trademarks and property and equipment. The total consideration paid by the Company in connection with the acquisition was

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.3 million, including associated fees and expenses. The purchase price was allocated to inventory ($3.4 million), computer equipment ($55,000), and intangible assets, with the excess of the purchase price over the fair value of the net assets acquired of $2.1 million being recorded as goodwill.

Amounts assigned to intangible assets resulting from the Jessica Howard/Industrial Cotton acquisition and the related useful lives are as follows:

	Fair Value	Useful Life
	(In thousands)	(In years)

Trademarks	$1,370	8
Customer relationships	887	15
Non-compete agreements	461	4

Jessica Howard designs and markets moderate and better dresses under the Jessica Howard and Eliza J brands, as well as under private label programs. Industrial Cotton is a provider of junior sportswear.

The operating results of Jessica Howard/Industrial Cotton have been included in the Company’s financial statements since May 24, 2007, the date of acquisition.

Andrew Marc

In February 2008, the Company acquired all of the outstanding stock of AM Apparel Holdings, Inc. for a purchase price, including working capital adjustments and fees and expenses related to the acquisition, of approximately $43.1 million. The purchase price was allocated to Andrew Marc’s assets and liabilities, tangible and intangible, with the excess of the purchase price over the fair value of the net assets acquired of $20.0 million being recorded as goodwill.

The Company has allocated the purchase price of Andrew Marc according to its estimate of fair value of assets and liabilities as of the acquisition date, as follows:

As of February 11, 2008
(In thousands)

Cash	$77
Receivables	5,200
Inventories	7,305
Property and equipment	1,708
Other assets	542
Deferred income taxes	4,344
Intangible assets	16,590
Goodwill	20,005

Total assets	$55,771

Accounts payable	$2,001
Accrued expenses and other liabilities	3,877
Deferred income taxes	6,765

Total liabilities	$12,643

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts assigned to intangible assets resulting from the Andrew Marc acquisition and the related useful lives are as follows:

	Fair Value	Useful Life
	(In thousands)	(In years)

License agreements	$200	5
Customer relationships	3,180	5-10
Trademarks	13,210	Indefinite

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

Wilsons

In July 2008, AM Retail Group, Inc. (“AM Retail”), a newly formed wholly-owned subsidiary of G-III Apparel Group, Ltd., acquired certain assets of Wilsons The Leather Experts, Inc., including the leases for 116 outlet store locations, approximately $20.7 million in inventory, the lease for the distribution center, certain prepaid items and the Wilsons name and other related trademarks and trade names. The purchase price for the assets acquired was approximately $25.1 million.

The Company has allocated the purchase price of Wilsons according to its estimate of fair value of assets and liabilities as of the acquisition date, as follows:

As of July 8, 2008
(In thousands)

Cash	$87
Inventories	20,691
Property and equipment	3,424
Other assets	1,513

Total assets	$25,715

Accrued expenses and other liabilities	631

$631

AM Retail is engaged in operating the Wilsons outlet stores and e-commerce site that sell outerwear and accessories.

The operating results of AM Retail have been included in the Company’s financial statements since July 8, 2008, the date of acquisition.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information presents the results of operations of the Company as if the Andrew Marc and Wilsons acquisitions had taken place on February 1, 2007:

	Year Ended January 31,
	2009	2008
	(In thousands)

Net sales	$749,067	$713,998
Net income (loss)	(19,838)	9,973
Net income (loss) per share:
Basic	$(1.20)	$0.62
Diluted	$(1.20)	$0.60

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

Intangible assets consist of:

		January 31,
	Estimated Life	2009	2008
		(In thousands)

Gross carrying amounts
Licenses	3.5 - 8 years	$12,573	$12,373
Trademarks	10 - 12 years	3,276	5,598
Customer relationships	5 - 15 years	5,900	2,719
Non-compete agreements	3.5 years	1,058	1,058

Subtotal		22,807	21,748

Accumulated amortization
Licenses		11,435	8,732
Trademarks		1,549	1,023
Customer relationships		858	358
Non-compete agreements		769	492

Subtotal		14,611	10,605

Net
Licenses		1,138	3,641
Trademarks		1,727	4,575
Customer relationships		5,042	2,361
Non-compete agreements		289	566

Subtotal		8,196	11,143

Unamortized intangible assets
Goodwill (Deductible for tax purposes)		25,494	31,746
Trademark		13,210	—

Subtotal		38,704	31,746

Total intangible assets, net		$46,900	$42,889

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible amortization expense amounted to $4.0 million, $3.5 million and $3.3 million for the years ended January 31, 2009, 2008 and 2007, respectively.

The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)

2010	$1,590
2011	1,361
2012	880
2013	759
2014	559

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. We perform our test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies. As a result of the fiscal 2009 impairment analysis, we determined that the goodwill balance existing in our non-licensed apparel segment was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $31.2 million.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired. Sales and profitability for the Marvin Richard’s brand have significantly deteriorated and are not expected to recover. As a result, the Company recorded an impairment charge of $2.3 million to this trademark. The remaining carrying value of this trademark after the impairment charge is approximately $246,000.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (Licensed segment) and trademarks (Non-Licensed segment) acquired. The changes in the carrying amount of goodwill for the years ended January 31, 2008 and 2009 are as follows:

	Licensed	Non-Licensed
	(In thousands)

Balance at January 31, 2007	$17,005	$8,001
Purchase of Jessica Howard/Industrial Cotton	—	2,094
Contingent purchase price	4,031	863
Purchase price adjustments	(169)	(79)

Balance at January 31, 2008	20,867	10,879
Purchase of Andrew Marc	—	20,005
Contingent purchase price	4,617	318
Purchase price adjustments	10	—
Impairment charges	—	(31,202)

Balance at January 31, 2009	$25,494	$—

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E —	CONTINGENT PURCHASE PRICE PAYABLE

In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group are entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $4.9 million have been recorded based upon the performance of these divisions with respect to the fiscal year ended January 31, 2009. Goodwill is increased for any contingent earn-out payments made.

NOTE F —	NOTES PAYABLE

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

The weighted average interest rate for amounts borrowed under the credit facility was 4.5% and 7.9% for the years ended January 31, 2009 and 2008, respectively. The Company was contingently liable under letters of credit in the amount of approximately $8.1 million and $7.9 million at January 31, 2009 and 2008, respectively.

NOTE G —	NON-RECURRING CHARGE

Included in selling, general and administrative expenses in the accompanying statements of income for the year ended January 31, 2008 is approximately $860,000 related to the reversal of accrued expenses and the write-off of certain assets and liabilities related to the completion of the closing of the Company’s Indonesian operation.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2009	2008	2007
	(In thousands)

Current
Federal	$7,720	$12,360	$7,105
State and city	1,670	3,953	2,793
Foreign	6	7	(28)

	9,396	16,320	9,870
Deferred tax benefit	(4,808)	(4,613)	(1,563)

Income tax expense	$4,588	$11,707	$8,307

Income (loss) before income taxes
United States	$(9,483)	$27,797	$21,453
Non-United States	42	1,400	43

The significant components of the Company’s net deferred tax asset at January 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(In thousands)

Deferred tax assets
Compensation	$1,745	$943
Provision for bad debts and sales allowances	8,507	7,666
Inventory write-downs	1,223	1,365
Other	90	72

Deferred tax assets, current	11,565	10,046

Compensation	725	239
Depreciation and amortization	8,758	2,815
Straight-line lease	615	655
Supplemental employee retirement plan	124	194
Net operating loss	1,369	—
Other	49	41

Deferred tax assets, non-current	11,640	3,944

Total deferred tax assets	23,205	13,990

Deferred tax liabilities
Prepaid expenses, current	(1,578)	(1,298)
Intangibles, non-current	(6,648)	—

Net deferred tax assets	$14,979	$12,692

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2009	2008	2007

Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and city income taxes, net of Federal income tax benefit	(6.0)	6.4	7.3
Effect of foreign taxable operations	0.1	—	(0.2)
Effect of permanent differences resulting in Federal taxable income	(82.4)	0.3	0.7
Reversal of tax contingencies	—	—	(4.4)
Other, net	4.7	(1.6)	0.2

Actual provision for income taxes	(48.6)%	40.1%	38.6%

On February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. As a result of the implementation of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings as of February 1, 2007. As of January 31, 2009, the Company had no material unrecognized tax benefits.

The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. Federal income tax returns have been examined through January 31, 2005.

The Internal Revenue Service has completed its examination of the Company’s 2004 and 2005 Federal income tax returns. As a result, in the quarter ended October 31, 2006, the Company reversed approximately $950,000 in tax reserves.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.5 million at January 31, 2009. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE I —	COMMITMENTS AND CONTINGENCIES

Legal Proceeding

The subsidiary we acquired in connection with the acquisition of Andrew Marc (see Note D) is a party to an existing lawsuit. The seller has assumed responsibility to defend this action and has fully indemnified the Company against any losses arising from the suit. While we can not be assured that the seller will be able to fulfill any potential indemnity obligation, management believes that this indemnity should protect us from any liability with respect to this proceeding.

Lease Agreements

The Company leases warehousing, executive and sales facilities, retail stores and transportation equipment under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2009:

	Operating Leases
Year Ending January 31,	Wholesale	Retail	Total
	(In thousands)

2010	$7,543	$11,722	$19,265
2011	7,134	10,660	17,794
2012	3,455	8,506	11,961
2013	2,128	5,286	7,414
2014	1,698	4,140	5,838
Thereafter	—	10,711	10,711

	$21,958	$51,025	$72,983

Rent expense on the above operating leases for the years ended January 31, 2009, 2008 and 2007 was approximately $15.9 million, $6.2 million and $4.8 million, respectively.

License Agreements

The Company has entered into license agreements that provide for royalty payments from 3% to 15% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $36.3 million, $31.9 million and $25.8 million, for the years ended January 31, 2009, 2008 and 2007, respectively. Contractual advertising expense associated with certain license agreements (included in selling, general and administrative expense) was $9.0 million, $8.7 million and $7.2 million for the years ended January 31, 2009, 2008 and 2007, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)

2010	$35,132
2011	32,847
2012	27,192
2013	18,407
2014	3,850

$117,428

NOTE J —	STOCKHOLDERS’ EQUITY

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Private Placement

On July 13, 2006, the Company completed a private placement of its Common Stock and five-year warrants to purchase its Common Stock. The Company issued 1,500,000 shares of Common Stock at a price of $10.11 per share, resulting in net proceeds to the Company of $15.0 million.

Stock Options and Warrants

As of January 31, 2009, the Company has 280,151 shares available for grant under its stock plans. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The Company issued five year warrants to purchase an aggregate of up to 375,000 shares of its Common Stock, exercisable beginning six months after the closing date in connection with the July 13, 2006 private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments.

Information regarding all stock options for fiscal 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at beginning of year	1,092,548	$8.33	1,298,798	$4.76	1,429,348	$3.53
Exercised	(223,998)	$2.61	(374,600)	$2.96	(328,900)	$2.99
Granted	151,000	$14.20	292,600	$17.58	321,000	$10.07
Cancelled or forfeited	(15,800)	$18.43	(124,250)	$9.07	(122,650)	$8.99

Stock options outstanding at end of year	1,003,750	$10.33	1,092,548	$8.33	1,298,798	$4.76

Exercisable	531,430	$6.65	624,198	$4.13	867,798	$3.27

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2009	Contractual Life	Price	2009	Price

$ 1.00 - $ 4.00	19,500	1.23	$2.24	19,500	$2.24
$ 4.01 - $ 8.00	458,850	4.37	$5.11	436,950	$5.08
$ 8.01 - $12.00	99,200	7.47	$10.22	6,600	$8.20
$12.01 - $20.00	426,200	8.90	$16.34	68,380	$17.71

	1,003,750			531,430

Restricted Stock

In June 2008, the Company granted an aggregate of 235,000 restricted stock units that vest annually over a four year period, provided the market price of the Company’s common stock trades above a pre-determined target level for a period of twenty consecutive trading days. This price vesting condition was satisfied during the fiscal year ended January 31, 2009. The fair value of these restricted stock units was estimated using binomial simulation

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model that incorporates the Company’s stock price on the date of grant and the expected volatility over the four year performance measurement period. The fair value of these restricted stock units on the date of grant was $10.85.

In December 2008, the Company granted an additional 100,000 restricted stock units. These shares vest annually over a four year period and are not subject to any performance conditions. The fair value of these restricted stock units was determined based on the number of units granted and the closing price of the Company’s common stock on the date of grant. The fair vale of these restricted stock units on the date of grant was $6.00. As of January 31, 2009, none of these restricted stock units were vested.

The weighted-average grant-date fair value of restricted stock awards granted during the year ended January 31, 2009 was $9.40. No restricted shares vested during the year ended January 31, 2009. The Company recognized $450,000 in compensation expense related to the restricted stock grants. At January 31, 2009, unrecognized costs related to the restricted stock units totaled approximately $2.7 million.

NOTE K —	MAJOR CUSTOMERS

One customer accounted for 15.4% and 18.9% of the Company’s net sales for the years ended January 31, 2009 and 2008, respectively. For the year ended January 31, 2007, two customers accounted for 18.5% and 11.9%, respectively, of the Company’s net sales.

NOTE L —	RELATED PARTY TRANSACTIONS

During the years ended January 31, 2008 and 2007, the Company leased space from 345 W 37th Corp. (“345 West”), a property owned by two principal stockholders, one of whom is an executive officer. Rent and other operating expenses paid by the Company to 345 West during the years ended January 31, 2008 and 2007, amounted to approximately $102,000 and $240,000, respectively.

On March 6, 2007, the Company entered into a Surrender Agreement, Lease Modification and Termination Agreement (the “Agreement”) with 345 West to terminate the lease agreement. Pursuant to the Agreement, the Company agreed to move out of the leased premises by May 31, 2007. 345 West paid the Company $833,500 as a reimbursement for unamortized leasehold improvements at 345 West 37th Street, moving costs, the cost to improve the Company’s existing space and other related costs.

NOTE M —	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 3% of the participant’s compensation. The Company did not elect to make matching contributions for the year ended January 31, 2009. For the years ended January 31, 2008 and 2007, the Company made matching contributions of approximately $537,000 and $372,000, respectively.

NOTE N —	SEGMENTS

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments, licensed apparel, non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008, now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition. The results of this operation are now included in the Company’s retail operations segment.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously, the Company’s retail operation was included in the non-licensed apparel segment. The following information in thousands, is presented for the fiscal years indicated below:

	2009			2008		2007
		Non-			Non-		Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Licensed	Licensed

Net sales	$430,204	$202,400	$78,542	$364,989	$153,879	$268,891	$158,125
Cost of goods sold	310,730	150,969	48,756	260,710	118,707	189,936	121,534

Gross profit	119,474	51,431	29,786	104,279	35,172	78,955	36,591
Selling, general and administrative	95,721	33,229	35,148	71,520	30,149	56,432	26,825
Goodwill impairment	—	31,202	—	—	—	—	—
Trademark impairment	—	2,321	—	—	—	—	—
Depreciation and amortization	2,601	3,768	578	3,882	1,545	3,163	1,268

Operating profit/(loss)	$21,152	$(19,089)	$(5,940)	$28,877	$3,478	$19,360	$8,498

Commission fee income was $339,000, $231,000 and $687,000 for the years ended January 31, 2009, 2008 and 2007, respectively and was included in the non-licensed segment for each of those periods.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2009		2008		2007
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

Geographic region
United States	$699,887	$70,061	$513,903	$53,714	$422,960	$46,442
Non-United States	11,259	200	4,965	219	4,057	959

	$711,146	$70,261	$518,868	$53,933	$427,017	$47,401

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2009, 2008 and 2007.

Included in finished goods inventory at January 31, 2009 are approximately $59.1 million, $29.7 million and $25.0 million of inventories for licensed apparel, non-licensed apparel and retail operations, respectively. Included in finished goods at January 31, 2008 are approximately $37.0 million and $19.8 million of inventories for licensed apparel and non-licensed apparel, respectively. All other assets are commingled.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2009 and 2008 are as follows:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2008	2008	2008	2009

January 31, 2009
Net sales	$75,396	$113,462	$351,599	$170,688
Gross profit	17,537	28,881	112,519	41,753
Net income/(loss)	(6,888)	(3,852)	28,836	(32,125)
Net income/(loss) per common share
Basic	$(0.42)	$(0.23)	$1.74	$(1.93	)(a)
Diluted	(0.42)	(0.23)	1.68	(1.93	)(a)

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2007	2007	2007	2008

January 31, 2008
Net sales	$35,088	$83,909	$271,195	$128,676
Gross profit	7,329	21,940	80,263	29,919	(b)
Net income/(loss)	(6,448)	(884)	23,755	1,067	(b)(c)
Net income/(loss) per common share
Basic	$(0.42)	$(0.05)	$1.45	$0.06	(b)(c)
Diluted	(0.42)	(0.05)	1.41	0.06	(b)(c)

(a)	Includes a pre-tax charge of $33.5 million, ($28.4 million, net of tax, or $1.69 per share), for impairment of goodwill and trademarks.

(b)	Includes pre-tax charges of (i) $3.0 million, ($1.8 million, net of tax, or $0.11 per share), to reflect a loss with respect to vendor financing guaranteed by the Company and (ii) $720,000 ($431,000, net of tax, or $0.03 per share) related to the termination of a license.

(c)	Includes a gain of $860,000, net of tax, or $0.05 per share, related to the reversal of expense reserves, no longer deemed necessary upon completion of closing down our Indonesian facility.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period

Year ended January 31, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$923	$600		$(2)	$1,525
Reserve for sales allowances(b)	21,801	49,034		51,371	19,464

	$22,724	$49,634		$51,369	$20,989

Year ended January 31, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$1,427	$245		$749	$923
Reserve for sales allowances(b)	14,048	37,933		30,180	21,801

	$15,475	$38,178		$30,929	$22,724

Year ended January 31, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$1,636	$249		$458	$1,427
Reserve for sales allowances(b)	7,807	22,393		16,152	14,048

	$9,443	$22,642		$16,610	$15,475

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1