Form 10-Q
period 2009-04-30
G III APPAREL GROUP LTD /DE/
filed 2009-06-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2009, there were 16,696,077 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,262	$2,566	$2,508
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $17,452, $19,193 and $20,989, respectively	52,307	49,460	69,695
Inventories	89,354	57,642	116,612
Prepaid income taxes	5,188	5,460	—
Deferred income taxes	11,565	15,616	11,565
Prepaid expenses and other current assets	14,280	13,993	10,319

Total current assets	174,956	144,737	210,699

PROPERTY AND EQUIPMENT, NET	9,755	7,425	9,863
DEFERRED INCOME TAXES	11,640	3,941	11,640
OTHER ASSETS	1,783	2,143	1,858
INTANGIBLES, NET	20,940	27,228	21,406
GOODWILL	25,494	51,109	25,494

	$244,568	$236,583	$280,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$31,080	$26,177	$29,048
Income taxes payable	—	—	5,222
Accounts payable	28,966	17,989	51,463
Accrued expenses	14,916	14,686	19,299
Contingent purchase price payable	4,935	1,440	4,935
Deferred income taxes	1,578	1,298	1,578

Total current liabilities	81,475	61,590	111,545

DEFERRED INCOME TAXES	6,648	7,086	6,648
OTHER NON-CURRENT LIABILITIES	620	473	538

TOTAL LIABILITIES	88,743	69,149	118,731

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 17,063,002, 16,873,502 and 17,063,002 shares issued	171	169	171
Additional paid-in capital	99,901	97,552	99,486
Retained earnings	56,723	70,683	63,542

	156,795	168,404	163,199
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	155,825	167,434	162,229

	$244,568	$236,583	$280,960

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$115,933	$75,396

Cost of goods sold	84,718	57,859

Gross profit	31,215	17,537

Selling, general and administrative expenses	40,883	27,165
Depreciation and amortization	1,404	1,580

Operating loss	(11,072)	(11,208)

Interest and financing charges, net	685	566

Loss before income taxes	(11,757)	(11,774)

Income tax benefit	(4,938)	(4,886)

Net loss	$(6,819)	$(6,888)

NET LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.41)	$(0.42)

Weighted average number of shares outstanding	16,696	16,482

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(6,819)	$(6,888)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	1,404	1,570
Stock based compensation	415	217
Deferred financing charges	140	174
Changes in operating assets and liabilities:
Accounts receivable, net	17,389	22,858
Inventories	27,258	9,597
Income taxes, net	(10,410)	(9,808)
Prepaid expenses and other current assets	(3,961)	(5,199)
Other assets, net	(64)	(230)
Accounts payable, accrued expenses and other liabilities	(26,800)	(14,300)

Net cash used in operating activities	(1,448)	(2,009)

Cash flows from investing activities
Capital expenditures	(830)	(697)
Acquisition of Andrew Marc, net of cash acquired	—	(42,963)
Contingent purchase price paid	—	(3,454)

Net cash used in investing activities	(830)	(47,114)

Cash flows from financing activities
Proceeds from notes payable, net	2,032	26,177
Repayment of term loan	—	(13,060)
Proceeds from exercise of stock options	—	67
Tax benefit from exercise of stock options	—	164

Net cash provided by financing activities	2,032	13,348

Net decrease in cash and cash equivalents	(246)	(35,775)
Cash and cash equivalents at beginning of period	2,508	38,341

Cash and cash equivalents at end of period	$2,262	$2,566

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$751	$466
Income taxes	5,446	4,714

Detail of Andrew Marc acquisition:
Acquired intangibles		$36,483
Fair value of other assets acquired, net		20,867

Fair value of total assets acquired		57,350
Liabilities assumed		(14,310)

Cash paid for acquisition		43,040
Cash acquired		77

Net cash paid for acquisition		$42,963

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — General Discussion
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three month period ended April 30, 2009 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2009.
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	April 30,	April 30,	January 31,
	2009	2008	2009
	(In thousands)

Finished goods	$85,273	$53,410	$113,824
Raw materials and work-in-process	4,081	4,232	2,788

	$89,354	$57,642	$116,612

Note 3 — Contingent Purchase Price Payable
In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group were entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $4.9 million have been recorded based upon the performance of these divisions with respect to each of the fiscal years ended January 31, 2009 and 2008. Fiscal 2009 is the last year the Company will be obligated to pay additional purchase price in connection with these acquisitions. Payments under these obligations have been completed in the second quarter of fiscal 2010. Goodwill is increased for any earn-out payments made.
Note 4 — Net loss per Common Share
Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. All stock options, warrants and restricted stock outstanding as of April 30, 2009 and 2008 have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive.

Note 5 — Notes Payable
The Company has a financing agreement with The CIT Group, Inc., as Agent for a consortium of banks that expires in July 2011. The financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of April 30, 2009, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
In April 2009, the financing agreement was amended to revise the maximum senior leverage ratio and minimum fixed charge ratio and increase the borrowing rate to the prime rate plus 0.75% or LIBOR plus 3.0%, at the Company’s option.
Note 6 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008, now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition and the results of this operation are now included in the Company’s retail operations segment. Previously, the Company’s retail operation was primarily included in the non-licensed apparel segment. The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30,
	2009			2008
		Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed

Net sales (1)	$59,997	$28,779	$27,157	$41,714	$33,682

Cost of goods sold	45,229	22,836	16,653	32,936	24,923

Gross profit	14,768	5,943	10,504	8,778	8,759

Selling, general and administrative	19,246	7,406	14,231	15,110	12,055
Depreciation and amortization	209	919	276	640	940

Operating loss	$(4,687)	$(2,382)	$(4,003)	$(6,972)	$(4,236)

(1)
Net sales for the licensed and non-licensed wholesale segments include an aggregate of $8.4 million of intersegment revenues from retail operations for the three months ended April 30, 2009. Intersegment revenues for the previous period were not significant.

Included in finished goods inventory at April 30, 2009 are approximately $46.9 million, $17.5 million and $20.9 million of inventories for licensed apparel, non-licensed apparel and retail operations, respectively. Included in finished goods inventory at April 30, 2008 are approximately $33.2 million and $20.2 million of inventories for licensed and non-licensed apparel, respectively. All other assets are commingled.

Note 7 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 on February 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company’s Consolidated Financial Statements. The Company’s adoption of SFAS No. 157 on February 1, 2009 for all nonfinancial assets and liabilities measured at fair value on a non-recurring basis did not impact its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2010 is referred to as “fiscal 2010”.
Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are “forward-looking statements” as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the current economic and credit crisis, the nature of the apparel industry, including changing consumer demand and tastes, customer concentration, seasonality, risks of operating a retail business, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible disruption from acquisitions and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
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
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current depressed economic environment has been characterized by a decline in consumer discretionary spending that has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We expect such decline to continue as the current recessionary period continues and disposable income declines. These economic challenges have adversely impacted our operations. Worsening macroeconomic conditions and concerns about the access of retailers and consumers to credit may continue to have a negative impact on our results for the remainder of fiscal 2010.
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
We have expanded our portfolio of proprietary and licensed brands over the past 15 years through acquisitions and by entering into license agreements for new brands or for additional product categories under previously licensed brands. We have made five acquisitions since July 2005, which have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business.
The Jessica Howard dress operations that we acquired in May 2007 expanded and complemented our dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our Jessica Howard division will assist us in seeking additional dress licenses. We added to our dress business in July 2007, when we expanded our license with Ellen Tracy to include dresses and again in July 2008, when we entered into a new license to design and distribute dresses under the Jessica Simpson label. We also intend to grow the existing Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories.
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
We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprises about one-half of our net sales at Wilsons. We expect to implement these initiatives with a view to creating a store concept that is capable of building growth over the long term.
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
We market our products to department, specialty and mass merchant retail stores in the United States. We also supply our outerwear to the Wilsons outlet stores and to the Wilsons e-commerce business we acquired. In 2008, we re-launched a website for Andrew Marc product to further expand our e-commerce presence.
We operate our business in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The licensed apparel segment includes sales of apparel brands licensed by us from third parties. The non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc. We had an insignificant retail operation prior to the Wilsons acquisition.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we also began shipping for the Spring 2009 season.
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
We have attempted to respond to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines, additional distribution channels and a retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.
Results of Operations
Three months ended April 30, 2009 compared to three months ended April 30, 2008
Our lowest sales traditionally occur in the first fiscal quarter of the year. Net sales for the three months ended April 30, 2009 increased to $115.9 million from $75.4 million in the same period last year. Net sales of licensed apparel increased to $60.0 million from $41.7 million primarily as a result of an increase of $15.1 million in net sales of Calvin Klein licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear and women’s sportswear, dresses, suits and performance wear. A substantial majority of the increase in net sales of Calvin Klein product resulted from increased sales of Calvin Klein dresses and our launch of Calvin Klein women’s sportswear. Net sales of non-licensed apparel in the three months ended April 30, 2009 decreased to $28.8 million from $33.7 million primarily due to a $3.3 million decrease in net sales by our Jessica Howard division. Net sales of our retail operations were $27.2 million. Almost all of these sales were from the Wilsons retail outlet stores we acquired in July 2008.
Gross profit increased to $31.2 million, or 26.9% of net sales, for the three month period ended April 30, 2009, from $17.5 million, or 23.3% of net sales, in the same period last year. Gross profit as a percentage of net sales increased primarily because the gross profit percentage of 38.7% of our retail segment, which we did not have last year, is higher than the gross profit percentage in our licensed and non-licensed apparel segments. The gross profit percentage in our licensed apparel segment increased to 24.6% in the three month period ended April 30, 2009 from 21.0% in the same period last year. The increase in the gross profit percentage was due primarily to increased sales volume in the higher margin Calvin Klein dress division. The gross profit percentage in our non-licensed segment was 20.7% in the three month period ended April 30, 2009 compared to 26.0% in the same period last year. This decrease in our gross profit percentage is primarily attributable to an increased level of markdowns and allowances with respect to our seasonal Andrew Marc and Marc New York outerwear business.
Selling, general and administrative expenses increased $13.7 million to $40.9 million in the three month period ended April 30, 2009 from $27.2 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of expenses of our Wilsons retail outlet store operations ($14.3 million) which we did not own in the previous year and an increase of $800,000 in advertising and promotion expenses, excluding those expenses related to Wilsons, offset by a net decrease in personnel costs of $1.6 million in the remainder of our company as a result of cost cutting measures. Advertising and promotion expenses increased primarily due to cooperative advertising in our department store business and increased advertising paid to licensors based on a percentage of net sales of licensed product.
Depreciation and amortization decreased to $1.4 million in the three months ended April 30, 2009 from $1.6 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.

Interest and finance charges, net for the three months ended April 30, 2009 were approximately $685,000 compared to $566,000 for the comparable period last year. Interest expense increased due to higher average borrowings primarily as a result of the two acquisitions made in the prior year, offset, in part, by lower interest rates.
Income tax benefit for the three months ended April 30, 2009 and April 30, 2008 was $4.9 million. The effective tax rate for the period ending April 30, 2009 was 42.0% compared to an effective tax rate of 41.5% in the same period last year. The increase in the effective tax rate is primarily due to not recognizing the benefit of certain state losses for our AM Retail Group, Inc. subsidiary.
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
The amount borrowed under the line of credit varies based on our seasonal requirements. At April 30, 2009, we had cash and cash equivalents of $2.3 million and outstanding borrowings of $31.1 million. At April 30, 2008, we had cash and cash equivalents of $2.6 million and outstanding borrowings of $26.2 million.
Our contingent liability under open letters of credit was approximately $23.5 million as of April 30, 2009 compared to $25.0 million as of April 30, 2008.
Financing Agreement
We have a financing agreement with The CIT Group, Inc., as Agent for a consortium of banks, that expires in July 2011. The financing agreement is a senior secured revolving credit facility providing for a maximum revolving line of credit of $250 million. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of April 30, 2009, we were in compliance with these covenants.
In April 2009, the financing agreement was amended to revise the maximum senior leverage ratio and minimum fixed charge ratio and increase the borrowing rate to the prime rate plus 0.75% (4.0% at May 1, 2009) or LIBOR plus 3.0% (3.4% at May 1, 2009) at our option.
Cash from Operating Activities
We used $1.4 million of cash from operating activities during the three months ended April 30, 2009, primarily as a result of a decrease in accounts payable and accrued expenses of $26.8 million, a net decrease in our income tax payable of $10.4 million, our net loss of $6.8 million and an increase in prepaid expenses of $4.0 million offset, in part, by a decrease of $17.4 million in accounts receivable, a decrease of $27.3 million in inventory and non-cash depreciation and amortization charges of $1.4 million.
The decrease in accounts payable is primarily attributable to vendor payments made in the first quarter as we collected our accounts receivable. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2008 income and the increase in prepaid taxes is a result of the tax benefit recorded for our first quarter fiscal 2010 loss. The decrease in accounts receivable for the three months resulted primarily from the collection of accounts receivable related to net sales in the fourth quarter of fiscal 2009 which were higher than net sales in the first quarter of fiscal 2010. This is consistent with our seasonal pattern in prior years. The decrease in inventory is a result of closing out year end inventory. This is also consistent with our seasonal pattern of reducing our inventory levels throughout the first quarter.

Cash from Investing Activities
We used $830,000 of cash in investing activities in the three months ended April 30, 2009 for capital expenditures, primarily for updating our New York City showrooms.
Cash from Financing Activities
Cash from financing activities provided $2.0 million in the three months ended April 30, 2009 as a result of increased borrowings under our line of credit.
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
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2009 are those that depend most heavily on these judgments and estimates. As of April 30, 2009, there have been no material changes to our critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2009.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits.

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: June 9, 2009	By:	/s/ Morris Goldfarb Morris Goldfarb
Chief Executive Officer

Date: June 9, 2009	By:	/s/ Neal S. Nackman Neal S. Nackman
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.