Form 10-Q
period 2009-07-31
G III APPAREL GROUP LTD /DE/
filed 2009-09-08
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 1, 2009, there were 16,747,819 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,682	$2,982	$2,508
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $17,199, $15,990 and $20,989, respectively	90,897	83,467	69,695
Inventories	172,439	156,044	116,612
Prepaid income taxes	7,418	8,098	—
Deferred income taxes	11,565	15,616	11,565
Prepaid expenses and other current assets	16,554	16,037	10,319

Total current assets	304,555	282,244	210,699
PROPERTY AND EQUIPMENT, NET	9,146	9,969	9,863
DEFERRED INCOME TAXES	11,640	3,941	11,640
OTHER ASSETS	1,530	2,330	1,858
INTANGIBLES, NET	20,515	26,183	21,406
GOODWILL	25,713	51,165	25,494

	$373,099	$375,832	$280,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$111,336	$118,326	$29,048
Income taxes payable	—	—	5,222
Accounts payable	83,165	65,196	51,463
Accrued expenses	15,777	19,569	19,299
Contingent purchase price payable	—	—	4,935
Deferred income taxes	1,578	1,298	1,578

Total current liabilities	211,856	204,389	111,545

DEFERRED INCOME TAXES	6,648	7,086	6,648
OTHER NON-CURRENT LIABILITIES	700	473	538

TOTAL LIABILITIES	219,204	211,948	118,731

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 17,115,044, 16,879,502 and 17,063,002 shares issued	171	169	171
Additional paid-in capital	100,747	97,853	99,486
Retained earnings	53,947	66,832	63,542
Common stock held in treasury - 367,225 shares at cost	(970)	(970)	(970)

	153,895	163,884	162,229

	$373,099	$375,832	$280,960

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$135,926	$113,462

Cost of goods sold	95,111	84,581

Gross profit	40,815	28,881

Selling, general and administrative expenses	43,195	32,523
Depreciation and amortization	1,384	1,774

Operating loss	(3,764)	(5,416)

Interest and financing charges, net	1,022	1,099

Loss before income taxes	(4,786)	(6,515)

Income tax benefit	(2,010)	(2,663)

Net loss	$(2,776)	$(3,852)

NET LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.17)	$(0.23)

Weighted average number of shares outstanding	16,726	16,512

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended July 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$243,489	$188,859

Cost of goods sold	171,459	142,440

Gross profit	72,030	46,419

Selling, general and administrative expenses	84,078	59,688
Depreciation and amortization	2,788	3,355

Operating loss	(14,836)	(16,624)

Interest and financing charges, net	1,707	1,665

Loss before income taxes	(16,543)	(18,289)

Income tax benefit	(6,948)	(7,549)

Net loss	$(9,595)	$(10,740)

NET LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.57)	$(0.65)

Weighted average number of shares outstanding	16,711	16,497

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(9,595)	$(10,740)
Adjustments to reconcile net loss to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	2,788	3,355
Stock based compensation	900	493
Deferred financing charges	377	311
Changes in operating assets and liabilities:
Accounts receivable, net	(21,202)	(11,149)
Inventories	(55,827)	(70,311)
Income taxes, net	(12,640)	(12,446)
Prepaid expenses and other current assets	(6,235)	(5,812)
Other assets, net	(49)	(978)
Accounts payable, accrued expenses and other liabilities	28,342	37,790

Net cash used in operating activities	(73,141)	(69,487)

Cash flows from investing activities
Capital expenditures	(1,180)	(1,291)
Acquisition of Andrew Marc, net of cash acquired	—	(43,019)
Acquisition of Wilsons, net of cash acquired	—	(22,179)
Contingent purchase price paid	(5,154)	(4,904)

Net cash used in investing activities	(6,334)	(71,393)

Cash flows from financing activities
Proceeds from notes payable, net	82,288	118,326
Repayment of term loan	—	(13,060)
Proceeds from exercise of stock options	65	91
Tax benefit from exercise of stock options	296	164

Net cash provided by financing activities	82,649	105,521

Net increase (decrease) in cash and cash equivalents	3,174	(35,359)
Cash and cash equivalents at beginning of period	2,508	38,341

Cash and cash equivalents at end of period	$5,682	$2,982

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,667	$1,250
Income taxes	5,394	4,721

Detail of Andrew Marc acquisition:
Acquired intangibles		$36,539
Fair value of other assets acquired, net		20,867

Fair value of total assets acquired		57,406
Liabilities assumed		(14,310)

Cash paid for acquisition		43,096
Cash acquired		77

Net cash paid for acquisition		$43,019

Detail of Wilsons acquisition:
Cash paid for acquisition		$22,267
Cash acquired		88

Net cash paid for acquisition		$22,179

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and six month periods ended July 31, 2009 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
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
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	July 31,	July 31,	January 31,
	2009	2008	2009
	(In thousands)

Finished goods	$168,006	$151,998	$113,824
Raw materials and work-in-process	4,433	4,046	2,788

	$172,439	$156,044	$116,612

Note 3 — Contingent Purchase Price Payable
In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group were entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $5.2 million and $4.9 million have been recorded based upon the performance of these divisions with respect to each of the fiscal years ended January 31, 2009 and 2008, respectively. Fiscal 2009 was the final year the Company was obligated to pay additional purchase price in connection with these acquisitions. Payments under these obligations were completed in the second quarter of fiscal 2010.
Note 4 — Net Loss per Common Share
Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the three months ended July 31, 2009 and 2008, approximately 897,000 and 260,000 shares, respectively have been excluded form the diluted per share calculation. For the six months ended July 31, 2009 and 2008, approximately 916,000 and 260,000 shares have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive.

Note 5 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks that expires in July 2011. The Company’s financing agreement is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million that expires in July 2011. Borrowings under this credit facility bear interest at the prime rate plus 0.75% or LIBOR plus 3.0%, at the Company’s option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of July 31, 2009, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.
Note 6 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008, now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition and the results of this operation are now included in the Company’s retail operations segment. Previously, the Company’s retail operation was primarily included in the non-licensed apparel segment. There is substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating results below. The following information, in thousands, is presented for the three and six month periods indicated below:

	Three Months Ended July 31,
	2009			2008
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (1)	$90,875	$28,816	$20,968	$67,834	$38,431	$7,197

Cost of goods sold (1)	66,400	21,479	11,965	50,570	29,904	4,107

Gross profit	24,475	7,337	9,003	17,264	8,527	3,090

Selling, general and administrative	22,488	7,054	13,653	19,217	9,011	4,295
Depreciation and amortization	210	872	302	740	953	81

Operating profit (loss)	$1,777	$(589)	$(4,952)	$(2,693)	$(1,437)	$(1,286)

Note 6 — Segments (continued)

	Six Months Ended July 31,
	2009			2008
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (1)	$150,873	$57,595	$48,124	$109,547	$71,675	$7,637

Cost of goods sold (1)	111,630	44,315	28,617	83,506	54,585	4,349

Gross profit	39,243	13,280	19,507	26,041	17,090	3,288

Selling, general and administrative	41,734	14,460	27,884	34,331	20,786	4,571
Depreciation and amortization	418	1,790	580	1,381	1,873	101

Operating loss	$(2,909)	$(2,970)	$(8,957)	$(9,671)	$(5,569)	$(1,384)

(1)
Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $4.8 million and $13.1 of intersegment sales to the Company’s retail operations for the three and six months ended July 31, 2009, respectively. Intersegment sales for the prior comparable year were not significant.

Included in finished goods inventory at July 31, 2009 are approximately $108.3 million, $36.5 million and $23.2 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at July 31, 2008 are approximately $93.5 million, $41.0 million and $17.5 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our results of operations or our financial position. In accordance with SFAS No. 165, the Company evaluated events and transactions that occurred after the balance sheet date through September 8, 2009, the date at which the Company issued its financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (also issued as Accounting Standards Update No. 2009-01). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our results of operations or our financial position.

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
Overview
G-III designs, manufactures, imports and markets an extensive range of outerwear, dresses, sportswear and women’s suits under licensed brands, our own proprietary brands and private retail labels. G-III also operates 121 retail stores, 118 of which are outlet stores operated under the Wilsons Leather name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current depressed economic environment has been characterized by a decline in consumer discretionary spending that has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which this current economic downturn will move. Worsening macroeconomic conditions and concerns about the access of retailers and consumers to credit may continue to have a negative impact on our results for the remainder of fiscal 2010.
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
Our two most recent acquisitions were made in fiscal 2009. In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names.
Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009. It also had a seasonal operating loss in the first half of fiscal 2010. We acquired Wilsons during the middle of the fiscal year when the merchandise plan for the key Fall and Holiday seasons was already set. The difficult economic environment also contributed to a weaker than expected performance by our Wilsons retail business. We have undertaken the following initiatives to improve the performance of our retail outlet business:
•	Improve the merchandise mix of outerwear at our stores, with increased emphasis on leather outerwear and a stronger assortment of private label product;
•	Emphasize presentation of product in our stores and training of our sales associates;
•	Incorporate an improved mix of private label and branded accessories; and
•	Reduce overhead costs at the distribution center for our retail operations by reducing our leased space by one-half at that distribution center.
We continue to believe that the operation of the Wilsons retail outlet stores is part of our core competency, as outerwear is expected to comprise approximately one-half of our annual net sales at Wilsons. We expect to continue to implement these initiatives with a view to creating a store concept that is capable of building growth over the long term.
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
We operate our business in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc. We had a nominal retail operation prior to the Wilsons acquisition.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we also began shipping for the Spring 2009 season. In June 2009, we entered into a license agreement for men’s, women’s, boys’ and girls’ outerwear under the Enyce brand and added another license with Sean John for boys’ outerwear. Product under both of these license agreements will begin shipping for the Holiday 2009 season.
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
A number of retailers have experienced significant financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable.
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
Results of Operations
Three months ended July 31, 2009 compared to three months ended July 31, 2008
Net sales for the three months ended July 31, 2009 increased to $135.9 million from $113.5 million in the same period last year. Net sales of wholesale licensed apparel increased to $90.9 million from $67.8 million primarily as a result of an increase of $21.7 million in net sales of Calvin Klein licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear and women’s sportswear, dresses, suits and performance wear. A significant portion of the increase in net sales of Calvin Klein product resulted from our launch of Calvin Klein women’s sportswear earlier in fiscal 2010. Net sales of wholesale non-licensed apparel in the three months ended July 31, 2009 decreased to $28.8 million from $38.4 million primarily due to a $4.9 million decrease in net sales by our women’s outerwear division and a $4.7 million decrease in net sales by our Jessica Howard division. Net sales of our retail operations were $21.0 million for the three months ended July 31, 2009 compared to $7.2 million in the same period last year. Almost all of these sales were from the Wilsons retail outlet stores. The Wilsons retail outlet stores were acquired on July 11, 2008. The net sales for the prior period only include sales from the date of acquisition.
Gross profit increased to $40.8 million, or 30.0% of net sales, for the three month period ended July 31, 2009, from $28.9 million, or 25.5% of net sales, in the same period last year. Gross profit as a percentage of net sales increased primarily as a result of the increased sales volume in the retail segment. The gross profit percentage for the retail segment, which is higher than the gross profit percentage in our wholesale segments, was 42.9% for each of the three month periods. The gross profit percentage in our wholesale licensed apparel segment increased to 26.9% in the three month period ended July 31, 2009 from 25.5% in the same period last year. The increase in the gross profit percentage was due primarily to the higher margin in our Calvin Klein sportswear division which began shipping this year. The gross profit percentage in our wholesale non-licensed apparel segment was 25.5% in the three month period ended July 31, 2009 compared to 22.2% in the same period last year. The increase is primarily a result of better margins in our Jessica Howard division.
Selling, general and administrative expenses increased $10.7 million to $43.2 million in the three month period ended July 31, 2009 from $32.5 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of expenses of our Wilsons retail outlet store operations ($9.4 million). The operating results of the Wilsons retail outlets have been included since July 11, 2008, the date of acquisition. Advertising and promotion expenses increased $1.1 million due to increased advertising paid to licensors based on a percentage of net sales of licensed product.
Depreciation and amortization decreased to $1.4 million in the three months ended July 31, 2009 from $1.8 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.

Interest and finance charges, net for the three months ended July 31, 2009 were approximately $1.0 million compared to $1.1 million for the comparable period last year.
Income tax benefit for the three months ended July 31, 2009 was $2.0 million compared to $2.7 million for the same period last year. The effective tax rate for the three month period ended July 31, 2009 was 42.0% compared to an effective tax rate of 40.9% in the same period last year. The increase in the effective tax rate is primarily due to not recognizing the benefit of certain state losses in our AM Retail Group, Inc. subsidiary.
Six months ended July 31, 2009 compared to six months ended July 31, 2008
Net sales for the six months ended July 31, 2009 increased to $243.5 million from $188.9 million in the same period last year. Net sales of wholesale licensed apparel increased to $150.9 million from $109.5 million primarily attributable to an increase of $36.9 million in net sales of Calvin Klein licensed product and $6.3 million in net sales of Guess licensed outerwear. The increase in Calvin Klein net sales was primarily attributable to increased sales of Calvin Klein dresses and sales of Calvin Klein sportswear which began shipping in the first quarter of the current fiscal year. Net sales of wholesale non-licensed apparel in the six months ended July 31, 2009 decreased to $57.6 million from $71.7 million primarily due to a decrease of $8.0 million in net sales by our Jessica Howard division and $4.2 million by our women’s outerwear division. Net sales of our retail operations were $48.1 million for the six months ended July 31, 2009 compared to $7.6 million in the same period last year. Almost all of these sales were from the Wilsons retail outlet stores. The Wilsons retail outlet stores were acquired on July 11, 2008. The sales for the prior period only include sales from the date of acquisition.
Gross profit increased to $72.0 million for the six month period ended July 31, 2009 from $46.4 million in the same period last year. Gross profit as a percentage of net sales increased to 29.6% for the six months ended July 31, 2009 compared to 24.6% in the prior year period. Gross profit as a percentage of net sales increased primarily as a result of the increased sales volume in the retail segment, which has a higher gross profit percentage than our wholesale segments. The gross profit in our wholesale licensed apparel segment increased to $39.2 million for the six month period ended July 31, 2009 from $26.0 million in the same period last year. The gross profit percentage in our wholesale licensed apparel segment increased to 26.0% from 23.8% in the same period last year. This increase in the gross profit percentage was due to higher margin net sales in the Calvin Klein sportswear division which began shipping this year. The gross profit in our wholesale non-licensed apparel segment decreased to $13.3 million from $17.1 million in the same period last year and the gross profit percentage in our wholesale non-licensed apparel segment decreased to 23.1% from 23.8% in the same period last year. This decrease in the gross profit percentage is primarily attributable to increased closeout activity in our women’s outerwear division. The gross profit percentage in our retail operations segment was 40.5% in the six month period ended July 31, 2009 compared to 43.1% in the comparable period last year.
Selling, general and administrative expenses increased $24.4 million to $84.1 million in the six month period ended July 31, 2009 from $59.7 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of expenses related to the Wilsons retail business ($23.4 million); acquired in July 2008.
Depreciation and amortization decreased to $2.8 million in the six months ended July 31, 2009 from $3.4 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.
Interest and finance charges, net were $1.7 million for the six months ended July 31, 2009 and 2008.
Income tax benefit for the six months ended July 31, 2009 was $6.9 million compared to $7.5 million in the comparable period last year. The effective rate for the current period was 42.0% compared to 41.3% for the comparable prior period.

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
The amount borrowed under the line of credit varies based on our seasonal requirements. At July 31, 2009, we had cash and cash equivalents of $5.7 million and outstanding borrowings of $111.3 million. At July 31, 2008, we had cash and cash equivalents of $3.0 million and outstanding borrowings of $118.3 million.
Our contingent liability under open letters of credit was approximately $16.8 million as of July 31, 2009 compared to $28.4 million as of July 31, 2008.
Financing Agreement
Our financing agreement is a senior secured revolving credit facility providing for a maximum revolving line of credit of $250 million that expires in July 2011. Borrowings under this credit facility bear interest at the prime rate plus 0.75% or LIBOR plus 3.0%, at our option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of July 31, 2009, we were in compliance with these covenants.
Cash from Operating Activities
We used $73.1 million of cash from operating activities during the six months ended July 31, 2009, primarily as a result of an increase in inventory of $55.8 million, an increase in accounts receivable of $21.2 million, a net increase in our prepaid income tax of $12.6 million, our net loss of $9.6 million and an increase in prepaid expenses of $6.2 million offset, in part, by an increase of $28.3 million in accounts payable.
The increases in these operating cash flow items are consistent with our seasonal pattern. We typically have a net loss through our first two fiscal quarters. During the second quarter, we build inventory for the fall shipping season accounting for the increase in inventory and accounts payable. The fall shipping season begins during our second quarter resulting in an increase in accounts receivable. The net increase in income taxes is a result of the tax benefit recorded for our loss through the six months ended July 31, 2009 and income taxes paid subsequent to year end as a result of our fiscal 2009 income. Prepaid expenses increased primarily as a result of minimum payments due under our licensing agreements for royalty and advertising.
Cash from Investing Activities
We used $6.3 million of cash in investing activities in the six months ended July 31, 2009 of which $5.2 million was for contingent payments earned as a result of the fiscal 2009 operating results of the businesses acquired in 2005. Fiscal 2009 was the final year we were obligated to pay additional purchase price in connection with these acquisitions. We also used $1.2 million during the six months ended July 31, 2009 for capital expenditures for renovations of various showrooms.
Cash from Financing Activities
Cash from financing activities provided $82.6 million in the six months ended July 31, 2009, primarily as a result of $82.3 million of increased borrowings under our line of credit.
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

Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2009 are those that depend most heavily on these judgments and estimates. As of July 31, 2009, there have been no material changes to our critical accounting policies.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
In February 2008, we acquired all of the outstanding stock of AM Apparel Holdings, Inc., the owner of the Andrew Marc businesses, from GB Holding I, LLC. In August 2007, in an action entitled Andrew and Suzanne Schwartz 2000 Family Trust; Andrew Marc Schwartz Investment Trust; Andrew Schwartz; and Suzanne Schwartz v. AM Apparel Holdings, Inc., plaintiffs filed a petition in the Delaware Court of Chancery seeking an appraisal under Delaware law of shares of common and preferred stock of AM Apparel held by them prior to a merger by AM Apparel that was effected in April 2007. AM Apparel answered the petition in September 2007 and, in February 2008, filed a motion to dismiss plaintiffs’ petition for failure to comply with the provisions of Delaware law required to protect appraisal rights. After AM Apparel’s motion to dismiss was denied in May 2008, it responded to plaintiffs’ interrogatories and requests for the production of documents in September 2008, and produced documents subject to a confidentiality order entered by the Court in October 2008. In the stock purchase agreement pursuant to which we acquired the stock of AM Apparel, GB Holding I, LLC agreed to assume responsibility for defending this appraisal proceeding and to indemnify and hold us harmless against any and all damages, as defined in the stock purchase agreement, incurred in connection with this appraisal proceeding including, among others, any judgments, settlements or expenses. Gordon Brothers Group, LLC, an affiliate of GB Holding I, LLC, has guaranteed payment of these indemnity obligations. In July 2009, the proceeding in Delaware, as well as a companion proceeding in New York, was dismissed with prejudice with no liability on us or our subsidiary.

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

Item 4.	Submission of Matters to a Vote of Stockholders.
Our Annual Meeting of Stockholders was held on June 9, 2009. The following matters were voted on and approved by our stockholders at the Annual Meeting with our stockholders having voted as set forth below:

				Broker
	For	Against	Abstain	Non-Votes
Election of Directors:
Morris Goldfarb	12,592,785	3,005,881	155,079	*
Sammy Aaron	8,956,250	6,642,416	155,079	*
Thomas J. Brosig	12,124,690	3,473,976	155,079	*
Alan Feller	15,423,977	174,689	155,079	*
Jeffrey Goldfarb	12,502,925	3,095,741	155,079	*
Carl Katz	11,898,748	3,699,918	155,079	*
Laura Pomerantz	15,370,035	228,631	155,079	*
Willem van Bokhorst	15,254,458	344,208	155,079	*
Richard White	14,266,174	1,332,492	155,079	*

Approval of the performance-based bonus provision of the amended Employment Agreement with Sammy Aaron	15,609,528	125,658	18,559	*

Approval of amendments to our 2005 Stock Incentive Plan	13,321,524	1,063,508	1,450	1,367,263

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010	15,615,337	137,707	701	*

*	Not Applicable

Item 6.	Exhibits.

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: September 8, 2009	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2009	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.