Form 10-Q
period 2009-10-31
G III APPAREL GROUP LTD /DE/
filed 2009-12-04
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Yes ☐     No ☑
As of December 1, 2009, there were 16,862,069 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,633	$9,728	$2,508
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $35,979, $28,018 and $20,989, respectively	235,943	217,686	69,695
Inventories	127,087	131,028	116,612
Deferred income taxes	11,565	15,616	11,565
Prepaid expenses and other current assets	5,660	8,085	10,319

Total current assets	396,888	382,143	210,699

PROPERTY AND EQUIPMENT, NET	8,455	10,093	9,863
DEFERRED INCOME TAXES	11,640	3,938	11,640
OTHER ASSETS	1,363	2,241	1,858
INTANGIBLES, NET	20,171	25,138	21,406
GOODWILL	25,900	49,076	25,494

	$464,417	$472,629	$280,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$167,815	$170,659	$29,048
Income taxes payable	15,484	12,195	5,222
Accounts payable	54,629	62,785	51,463
Accrued expenses	29,847	24,533	19,299
Contingent purchase price payable	—	—	4,935
Deferred income taxes	1,578	1,298	1,578

Total current liabilities	269,353	271,470	111,545

DEFERRED INCOME TAXES	6,648	7,086	6,648
OTHER NON-CURRENT LIABILITIES	785	615	538

TOTAL LIABILITIES	276,786	279,171	118,731

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 17,229,294, 16,905,502 and 17,063,002 shares issued	172	169	171
Additional paid-in capital	102,215	98,592	99,486
Accumulated other comprehensive income	(36)	—	—
Retained earnings	86,250	95,667	63,542
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	187,631	193,458	162,229

	$464,417	$472,629	$280,960

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$363,540	$351,599

Cost of goods sold	237,912	239,080

Gross profit	125,628	112,519

Selling, general and administrative expenses	66,738	58,937
Depreciation and amortization	1,303	1,900

Operating profit	57,587	51,682

Interest and financing charges, net	1,891	2,496

Income before income taxes	55,696	49,186

Income tax expense	23,393	20,350

Net income	$32,303	$28,836

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$1.93	$1.74

Weighted average number of shares outstanding	16,770	16,526

Diluted:

Net income per common share	$1.87	$1.68

Weighted average number of shares outstanding	17,238	17,160

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended October 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$607,029	$540,458

Cost of goods sold	409,371	381,520

Gross profit	197,658	158,938

Selling, general and administrative expenses	150,817	118,625
Depreciation and amortization	4,091	5,255

Operating profit	42,750	35,058

Interest and financing charges, net	3,599	4,161

Income before income taxes	39,151	30,897

Income tax expense	16,443	12,801

Net income	$22,708	$18,096

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$1.36	$1.10

Weighted average number of shares outstanding	16,740	16,507

Diluted:

Net income per common share	$1.33	$1.07

Weighted average number of shares outstanding	17,011	16,990

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income	$22,708	$18,096
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	4,091	5,255
Stock based compensation	1,387	914
Deferred financing charges	484	691
Changes in operating assets and liabilities:
Accounts receivable, net	(166,248)	(145,368)
Inventories	(10,475)	(45,799)
Income taxes, net	10,262	7,950
Prepaid expenses and other current assets	4,659	2,086
Other assets, net	11	(708)
Accounts payable, accrued expenses and other liabilities	13,961	42,505

Net cash used in operating activities	(119,160)	(114,378)

Cash flows from investing activities
Capital expenditures	(1,448)	(1,611)
Acquisition of Andrew Marc, net of cash acquired	—	(43,051)
Acquisition of Wilsons, net of cash acquired	—	(22,842)
Contingent purchase price paid	(5,341)	(4,904)

Net cash used in investing activities	(6,789)	(72,408)

Cash flows from financing activities
Proceeds from notes payable, net	138,767	170,659
Repayment of term loan	—	(13,060)
Proceeds from exercise of stock options	854	346
Tax benefit from exercise of stock options	489	228

Net cash provided by financing activities	140,110	158,173

Effect of exchange rate changes	(36)	—

Net increase (decrease) in cash and cash equivalents	14,125	(28,613)
Cash and cash equivalents at beginning of period	2,508	38,341

Cash and cash equivalents at end of period	$16,633	$9,728

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,216	$3,741
Income taxes	5,396	4,721

Detail of Andrew Marc acquisition:
Acquired intangibles		$34,451
Fair value of other assets acquired, net		20,867

Fair value of total assets acquired		55,318
Liabilities assumed		(12,190)

Cash paid for acquisition		43,128
Cash acquired		77

Net cash paid for acquisition		$43,051

Detail of Wilsons acquisition:
Cash paid for acquisition		$22,929
Cash acquired		87

Net cash paid for acquisition		$22,842

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and nine month periods ended October 31, 2009 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
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
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	October 31,	October 31,	January 31,
	2009	2008	2009
	(In thousands)

Finished goods	$123,744	$127,413	$113,824
Raw materials and work-in-process	3,343	3,615	2,788

	$127,087	$131,028	$116,612

Note 3 — Contingent Purchase Price Payable
In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group were entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $5.3 million and $4.9 million have been recorded based upon the performance of these divisions with respect to the fiscal years ended January 31, 2009 and 2008, respectively. Fiscal 2009 was the final year the Company was obligated to pay additional purchase price in connection with these acquisitions. Payments under these obligations were completed in the second quarter of fiscal 2010.
Note 4 — Net Income per Common Share
Basic net income per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the three months ended October 31, 2009 and 2008, approximately 265,000 and 238,000 shares, respectively, have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the nine months ended October 31, 2009 and 2008, approximately 870,000 and 279,000 shares, respectively, have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. The Company issued 166,292 shares and 223,998 shares of common stock related to the exercise of stock options and the vesting of restricted stock grants during the nine months ended October 31, 2009 and the twelve months ended January 31, 2009, respectively.

Note 5 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The Company’s financing agreement, which extends through July 2011, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. Borrowings under this credit facility bear interest at the prime rate plus 0.75%, or LIBOR plus 3.0%, at the Company’s option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of October 31, 2009, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.
Note 6 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008, now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition and the results of this operation are now included in the Company’s retail operations segment. Previously, the Company’s retail operation was primarily included in the non-licensed apparel segment. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results below. The following information, in thousands, is presented for the three and nine month periods indicated below:

	Three Months Ended October 31,
	2009			2008
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (2)	$252,934	$89,357	$29,653	$229,106	$98,087	$24,406

Cost of goods sold (2)	171,661	59,133	15,522	155,900	69,414	13,766

Gross profit	81,273	30,224	14,131	73,206	28,673	10,640

Selling, general and administrative	40,724	11,138	14,876	34,113	10,683	14,141
Depreciation and amortization	210	782	311	691	986	223

Operating profit (loss)	$40,339	$18,304	$(1,056)	$38,402	$17,004	$(3,724)

Note 6 — Segments (continued)

	Nine Months Ended October 31,
	2009			2008
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail (1)

Net sales (2)	$403,807	$146,952	$77,777	$338,654	$169,761	$32,043

Cost of goods sold (2)	283,290	103,448	44,140	239,407	123,998	18,115

Gross profit	120,517	43,504	33,637	99,247	45,763	13,928

Selling, general and administrative	82,459	25,598	42,760	68,443	31,470	18,712
Depreciation and amortization	629	2,572	890	2,073	2,858	324

Operating profit (loss)	$37,429	$15,334	$(10,013)	$28,731	$11,435	$(5,108)

(1)
Results for the retail operations segment for the nine months ended October 31, 2008 only include operations of the Wilsons retail outlet stores from July 8, 2008, the date the Company acquired certain assets related to the Wilsons retail outlet business.

(2)
Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $8.4 million and $21.5 of intersegment sales to the Company’s retail operations for the three and nine months ended October 31, 2009, respectively. Intersegment sales for the prior comparable year were not significant.

Included in finished goods inventory at October 31, 2009 are approximately $68.5 million, $19.9 million and $35.3 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at October 31, 2008 are approximately $65.6 million, $29.7 million and $32.1 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.
Note 7 — Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (‘ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“the “Codification”) (ASC Topic 105). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the adoption of this pronouncement, this Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. Accordingly, all accounting references have been updated and SFAS references have been replaced with ASC references as if the SFAS has been adopted into the Codification. The adoption of the Codification had no impact on our results of operations or our financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This pronouncement establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for interim or annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our results of operations or our financial position. We evaluated events and transactions that occurred after the balance sheet date through December 4, 2009, the date at which we issued our financial statements.

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
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current depressed economic environment has been characterized by a decline in consumer discretionary spending that has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which this current economic downturn will move. Continued uncertain macroeconomic conditions and concerns about the access of retailers and consumers to credit may have a negative impact on our results for the remainder of fiscal 2010 and beyond.
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
Our two most recent acquisitions were made in fiscal 2009. In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. We also launched a Marc New York dress line which began shipping for the Fall 2009 season.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names.
Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009. It also had an operating loss for the first nine months of fiscal 2010. We acquired Wilsons during the middle of the year when the merchandise plan for the key Fall and Holiday seasons was already set. The difficult economic environment also contributed to a weaker than expected performance by our Wilsons retail business during the 2008 Holiday season. We have undertaken the following initiatives to improve the performance of our retail outlet business:
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
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we also began shipping for the Spring 2009 season. In November 2009, we extended our license related to the Ellen Tracy brand for an additional four years through December 31, 2014.
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

Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, the increased focus by department stores on their own private label brands and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues. The weakness in the economy and financial markets has reduced consumer confidence and consumer spending. There has also been significant downward pressure on average retail prices for many categories of apparel, in large part as a result of weakness in the economy.
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
Results of Operations
Three months ended October 31, 2009 compared to three months ended October 31, 2008
Net sales for the three months ended October 31, 2009 increased to $363.5 million from $351.6 million in the same period last year. Net sales of wholesale licensed apparel increased to $252.9 million from $229.1 million primarily as a result of an increase of $38.1 million in net sales of Calvin Klein licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s dresses, suits and performance wear, as well as Calvin Klein women’s sportswear which we launched earlier in fiscal 2010. This increase was offset in part by decreases in net sales of our Kenneth Cole outerwear ($11.8 million) and our sports divisions ($2.8 million). Net sales of wholesale non-licensed apparel in the three months ended October 31, 2009 decreased to $89.4 million from $98.1 million primarily due to a $12.1 million decrease in net sales of private label product offset, in part, by an increase in net sales in our Andrew Marc division ($5.0 million) and Jessica Howard dress division ($1.8 million). Net sales of our retail operations were $29.7 million for the three months ended October 31, 2009 compared to $24.4 million in the same period last year as a result of an increase in outerwear sales.
Gross profit increased to $125.6 million, or 34.6% of net sales, for the three month period ended October 31, 2009, from $112.5 million, or 32.0% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 32.1% in the three month period ended October 31, 2009 compared to 32.0% in the same period last year. The gross profit percentage in our wholesale non-licensed apparel segment increased to 33.8% in the three month period ended October 31, 2009 from 29.2% in the same period last year primarily as a result of improved margins on increased sales volume in our Andrew Marc and Jessica Howard divisions. The gross profit percentage for our retail operations segment was 47.7% for the three months ended October 31, 2009 compared to 43.6% for the comparable period last year as a result of improved margins on men’s and women’s outerwear. The gross profit percentage for retail sales are generally higher than for wholesale sales.
Selling, general and administrative expenses increased $7.8 million to $66.7 million in the three month period ended October 31, 2009 from $58.9 million in the same period last year. This increase is primarily a result of increases in personnel costs ($5.1 million), outside warehousing ($1.1 million) and advertising and promotion expenses ($732,000). Personnel costs increased primarily due to an increase in accrued bonuses as a result of our improved profitability, including bonuses to be paid to two executives who executed new employment agreements which provide for performance bonuses based on company and divisional profitability. Outside warehousing costs increased as a result of the increased shipping volume and advertising costs increased because sales of licensed product increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product.
Depreciation and amortization decreased to $1.3 million in the three months ended October 31, 2009 from $1.9 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.

Interest and finance charges, net for the three months ended October 31, 2009 were approximately $1.9 million compared to $2.5 million for the comparable period last year. The lower interest expense is a result of the decrease in the prime rate and LIBOR.
Income tax expense for the three months ended October 31, 2009 was $23.4 million compared to $20.4 million for the same period last year. The effective tax rate for the three month period ended October 31, 2009 was 42.0% compared to an effective tax rate of 41.4% in the same period last year. The increase in the effective tax rate is primarily due to not recognizing the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
Nine months ended October 31, 2009 compared to nine months ended October 31, 2008
Net sales for the nine months ended October 31, 2009 increased to $607.0 million from $540.5 million in the same period last year. Net sales of wholesale licensed apparel increased to $403.8 million from $338.7 million primarily attributable to an increase of $74.0 million in net sales of Calvin Klein licensed product. The increase in Calvin Klein net sales was primarily attributable to increased sales of Calvin Klein dresses and sales of Calvin Klein sportswear which began shipping in the first quarter of the current fiscal year. This increase in net sales of wholesale licensed apparel was offset, in part, by decreases in net sales by our Kenneth Cole outerwear divisions ($10.4 million). Net sales of wholesale non-licensed apparel in the nine months ended October 31, 2009 decreased to $147.0 million from $169.8 million primarily due to a decrease of $14.2 million in net sales of our private label outerwear and $6.2 million in net sales of our Jessica Howard dress division, offset in part by a $4.1 million increase in net sales of our Andrew Marc product. Net sales of our retail operations were $77.8 million for the nine months ended October 31, 2009 compared to $32.0 million in the same period last year. The Wilsons retail outlet stores were acquired on July 11, 2008. All income statement items relating to our retail operations for the prior period are included only from the date of acquisition.
Gross profit increased to $197.7 million for the nine month period ended October 31, 2009 from $158.9 million in the same period last year. Gross profit as a percentage of net sales increased to 32.6% for the nine months ended October 31, 2009 compared to 29.4% in the prior year period. Gross profit as a percentage of net sales increased primarily because we operated our retail operations segment, which has a higher gross profit percentage than our wholesale segments, for the entire period in fiscal 2010. The gross profit in our wholesale licensed apparel segment increased to $120.5 million for the nine month period ended October 31, 2009 from $99.2 million in the same period last year. The gross profit percentage in our wholesale licensed apparel segment increased slightly to 29.8% from 29.3% in the same period last year. The gross profit in our wholesale non-licensed apparel segment decreased to $43.5 million from $45.8 million in the same period last year. The gross profit percentage in our wholesale non-licensed apparel segment increased to 29.6% from 27.0% in the same period last year. This percentage increase is primarily attributable to increased margins in our Andrew Marc division. The gross profit percentage in our retail operations segment was 43.2% in the nine month period ended October 31, 2009 compared to 43.5% in the comparable period last year.
Selling, general and administrative expenses increased $32.2 million to $150.8 million in the nine month period ended October 31, 2009 from $118.6 million in the same period last year. Selling, general and administrative expenses increased primarily as a result of expenses related to the Wilsons retail business ($24.2 million), which were included for the entire period this year and only from the date of acquisition (July 2008) for the prior period. In addition, there were increases in personnel costs ($3.9 million), advertising and promotion expenses ($2.8 million) and outside warehousing ($1.4 million). Personnel costs increased due primarily to an increase in accrued bonuses as a result of the improved profitability, including bonuses to be paid to two executives who executed new employment agreements which provide for performance bonuses based on company and divisional profitability. Advertising costs increased because sales of licensed product increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product, and outside warehousing costs increased as a result of increased shipping volume.
Depreciation and amortization decreased to $4.1 million in the nine months ended October 31, 2009 from $5.3 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.
Interest and finance charges, net for the nine months ended October 31, 2009 were $3.6 million compared to $4.2 million for the same period last year. The lower interest expense is a result of the decrease in the prime rate and LIBOR.
Income tax expense for the nine months ended October 31, 2009 was $16.4 million compared to $12.8 million in the comparable period last year. The effective rate for the current period was 42.0% compared to 41.4% for the comparable prior period. The increase in the effective tax rate is primarily due to not recognizing the benefit of certain state losses in our AM Retail Group, Inc. subsidiary.

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
The amount borrowed under the line of credit varies based on our seasonal requirements. At October 31, 2009, we had cash and cash equivalents of $16.6 million and outstanding borrowings of $167.8 million. At October 31, 2008, we had cash and cash equivalents of $9.7 million and outstanding borrowings of $170.7 million.
Our contingent liability under open letters of credit was approximately $7.0 million as of October 31, 2009 compared to $7.3 million as of October 31, 2008.
Financing Agreement
Our financing agreement is a senior secured revolving credit facility providing for a maximum revolving line of credit of $250 million. Borrowings under this credit facility, which extends through July 2011, bear interest at the prime rate plus 0.75%, or LIBOR plus 3.0%, at our option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of October 31, 2009, we were in compliance with these covenants.
Cash from Operating Activities
We used $119.2 million of cash from operating activities during the nine months ended October 31, 2009, primarily as a result of an increase in accounts receivable of $166.2 million and an increase in inventory of $10.5 million offset, in part, by our net income of $22.7 million, an increase of $14.0 million in accounts payable and accrued expenses, an increase of $10.3 million in income taxes payable and a decrease of $4.7 million in prepaid expenses.
The changes in these operating cash flow items are consistent with our seasonal pattern. Our accounts receivable increased because a majority of our wholesale sales occur during our fall shipping season. The increase in inventory is a result of anticipated fourth quarter wholesale orders which constitutes the latter part of our fall shipping season, as well as a build up of retail inventory in anticipation of the holiday shopping season. The increase in accrued expenses is attributable to the high sales volume of licensed product for which royalty and advertising payments, generally based on a percentage of sales, are accrued and accrued bonuses which increased based on our improved profitability. The increase in income taxes is a result of our pretax income through the nine months ended October 31, 2009. Prepaid expenses decreased primarily as a result of minimum payments made under our licensing agreements for royalty and advertising being earned in the third quarter.
Cash from Investing Activities
We used $6.8 million of cash in investing activities in the nine months ended October 31, 2009 of which $5.3 million was for contingent payments earned as a result of the fiscal 2009 operating results of the businesses acquired in 2005. Fiscal 2009 was the final year with respect to which we were obligated to pay additional purchase price in connection with these acquisitions. We also used $1.4 million during the nine months ended October 31, 2009 for capital expenditures for renovations of various showrooms.
Cash from Financing Activities
Cash from financing activities provided $140.1 million in the nine months ended October 31, 2009, primarily as a result of $138.8 million of increased borrowings under our line of credit.

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
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2009 are those that depend most heavily on these judgments and estimates. As of October 31, 2009, there have been no material changes to our critical accounting policies.

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

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: December 4, 2009	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 4, 2009	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer