Form 10-K
period 2010-01-31
G III APPAREL GROUP LTD /DE/
filed 2010-04-15
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $158,045,800.

The number of outstanding shares of the registrant’s Common Stock as of April 1, 2010 was 18,895,879.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 8, 2010, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	our dependence on licensed product;

•	costs and uncertainties with respect to expansion of our product offerings;

•	customer concentration;

•	the impact of the current economic and credit environment on our customers, suppliers and vendors;

•	the impact of the significant downturn in the global economy on consumer purchases of products that we offer for sale;

•	the performance of our products within the prevailing retail environment;

•	customer acceptance of new products;

•	our ability to make strategic acquisitions;

•	possible disruption from acquisitions;

•	consolidation of our retail customers;

•	price, availability and quality of materials used in our products;

•	highly seasonal nature of our business;

•	dependence on existing management;

•	the effects of competition in the markets in which we operate;

•	risks of operating a retail business;

•	need for additional financing;

•	our ability to import products in a timely and cost effective manner;

•	our reliance on foreign manufacturers;

•	our intention to introduce new products or enter into new alliances;

•	our ability to continue to maintain our reputation; and

•	our ability to continue to improve profitability.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part I of this Form 10-K under the heading of “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2010 is referred to as “fiscal 2010”.

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a three-for-two stock split of our Common Stock in March 2006.

Overview

G-III designs, manufactures and markets an extensive range of outerwear, sportswear and dresses, including coats, jackets, pants and women’s suits. We sell our products under licensed brands, our own proprietary brands and private retail labels. We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, JC Penney and Kohl’s. We also operate 121 retail stores, of which 118 are outlet stores operated under the Wilsons Leather name. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores.

We have expanded our portfolio of proprietary and licensed brands for more than 15 years through acquisitions and by entering into license agreements for new brands or for additional product categories under previously licensed brands.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel, including under the Calvin Klein, Sean John, Kenneth Cole, Cole Haan, Guess?, Jones New York, Jessica Simpson, Nine West, Ellen Tracy, Tommy Hilfiger, Enyce, Levi’s and Dockers brands. We also have sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

G-III sells outerwear and dresses under our own Andrew Marc and Marc New York brands and has licensed these brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. Our other owned brands include, among others, Jessica Howard, Eliza J, Black Rivet, G-III and G-III Sports by Carl Banks. We also work with a diversified group of retailers, such as Macy’s, JC Penney and Kohl’s, in developing private label product lines.

We have made five acquisitions since July 2005 that have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution. We believe that our two most recent additions, Andrew Marc and the Wilsons retail outlet business, both of which were completed in fiscal 2009, leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned brands and private label programs.

We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment principally includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc. See Note N to our Consolidated Financial Statements for financial information with respect to these segments.

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

Broad portfolio of recognized brands.  We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed apparel. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Andrew Marc and Marc New York. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers, including Macy’s, JC Penney and Kohl’s, to select us as a designer and manufacturer for their private label programs. We currently market apparel under the following licensed and proprietary brand names:

Women’s	Men’s	Sports

Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Kenneth Cole NY	Kenneth Cole NY	National Basketball Association
Reaction Kenneth Cole	Reaction Kenneth Cole	National Hockey League
Sean John	Sean John	Touch by Alyssa Milano
Cole Haan	Cole Haan	Collegiate Licensing Company
Guess	Guess	Major League Soccer
Guess?	Guess?
Jones New York	Tommy Hilfiger
Jessica Simpson	Levi’s
Nine West	Dockers
Ellen Tracy	Enyce
Levi’s
Dockers
Enyce
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Jessica Howard	Black Rivet
Eliza J	G-III
Black Rivet	Tannery West
G-III	Winlit
Marvin Richards
Siena Studio
Tannery West
Winlit

Diversified distribution base.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,800 customers, including a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, JC Penney and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons retail outlet stores provide an additional distribution network for our outerwear products.

Superior design, sourcing and quality control.  Our in-house design and merchandising team designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a quality control team and a sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control.

Leadership position in the outerwear wholesale business.  As one of the largest outerwear wholesalers, we are widely recognized within the apparel industry for our high-quality and well-designed products. We believe that our acquisition of Andrew Marc reinforces our leadership position in the outerwear business. Our knowledge of the outerwear business and our industry-wide reputation provide us with an advantage when we are competing for outerwear licenses and private label business. Our expertise and reputation in designing, manufacturing and marketing outerwear have enabled us to build strong customer relationships and to expand into women’s dresses, sportswear, suits, performance wear and other product categories.

Experienced management team.  Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer, has been with us for 35 years. Sammy Aaron, our Vice Chairman who joined us in 2005 when we acquired Marvin Richards, has more than 25 years of experience in the apparel industry, Jeanette Nostra, our President, has been with us for over 25 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for over ten years.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute diversification initiatives.  We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependency on our third fiscal quarter for a significant portion of our net sales and our net income. We have initiated the following diversification efforts:

•	We have continually expanded our relationship with Calvin Klein, which initially consisted of licenses for men’s and women’s outerwear. Since August 2005, we have added licenses for women’s suits, dresses and women’s performance wear. Most recently, in August 2008, we added a license with Calvin Klein for women’s better sportswear.

•	Our acquisition of Andrew Marc added a strong proprietary brand of men’s and women’s outerwear to our portfolio. We believe the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand. We have entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, women’s handbags, men’s accessories and men’s cold weather accessories. We also launched a Marc New York dress line that began shipping for the Fall 2009 season.

•	Our acquisition of the Wilsons retail outlet business in July 2008 added a vertical retail component to our business. These outlet stores have provided an additional distribution network for our outerwear products.

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

Extend our new product categories to additional brands.  We have been able to leverage our expertise and experience in the outerwear business to expand our licenses to new product categories such as women’s dresses, sportswear and suits. Most recently, we added licenses for Calvin Klein women’s performance wear and women’s better sportswear. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.

Seek attractive acquisitions.  We plan to continue to pursue acquisitions of complementary product lines and businesses. In July 2005, we acquired two businesses, both of which added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy and Tommy Hilfiger, to our expanding brand portfolio. In addition, each of these companies had recognized proprietary labels and significant private label programs. In May 2007, we acquired the Jessica Howard and Eliza J dress business. In February 2008, we acquired Andrew Marc, which added to our portfolio two well-known proprietary brands, Andrew Marc and Marc New York, as well as licenses for the Levi’s and Dockers brands. In July 2008, we acquired 116 Wilsons Leather retail outlet stores. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, women’s dresses and suits, and sportswear, including coats, jackets, pants and skirts. We also market accessories including women’s handbags and men’s carrying cases. We sell products under licensed brands, our own brands and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Andrew Marc line of women’s and men’s luxury outerwear is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear is sold to upper tier stores. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores. The Black Rivet line of apparel consists of moderately priced women’s and men’s outerwear. We sell men’s sports-related apparel under our G-III Sports by Carl Banks label.

We also work with a diversified group of retail chains, such as Macy’s, JC Penney and Kohl’s, in developing product lines that are sold under their private label programs. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than fifteen years. During the past year, we entered into a new license agreement for Sean John boys’ outerwear and Enyce men’s and women’s outerwear. We also expanded our relationship with Tommy Hilfiger to include all men’s outerwear.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends:

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends

Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2010	December 31, 2015
Calvin Klein (Women’s outerwear)	December 31, 2013	None
Calvin Klein (Women’s dresses)	December 31, 2011	December 31, 2016
Calvin Klein (Women’s suits)	December 31, 2011	None
Calvin Klein (Women’s performance wear)	December 31, 2012	December 31, 2017
Calvin Klein (Women’s better sportswear)	December 31, 2012	December 31, 2017
Cole Haan (Men’s and women’s outerwear)	January 31, 2013	January 31, 2015
Ellen Tracy/Company Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2014	December 31, 2016
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2013	None
Jessica Simpson (Women’s dresses)	January 31, 2013	January 31, 2017
Jones New York (Women’s outerwear)	January 31, 2012	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2012	December 31, 2015
Nine West (Women’s outerwear)	January 31, 2011	None
Sean John (Men’s outerwear)	January 31, 2013	None
Sean John (Women’s outerwear)	December 31, 2012	December 31, 2023
Sean John (Boy’s outerwear)	December 31, 2012	December 31, 2018
Enyce (Men’s and women’s outerwear)	December 31, 2011	December 31, 2014
Tommy Hilfiger (Men’s outerwear)	March 31, 2013	March 31, 2016
Levi’s (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Dockers (Men’s and women’s outerwear)	December 31, 2010	December 31, 2013
Sports Licenses
Collegiate Licensing Company	March 31, 2010	None
Major League Baseball	December 31, 2010	None
National Basketball Association	September 30, 2012	None
National Football League	March 31, 2012	None
National Hockey League	June 30, 2012	None

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

Our ability to renew the current term of a license agreement is usually subject to attaining minimum sales and/or royalty levels and to our compliance with the terms of the agreement. Other criteria may also impact our ability to renew a license. As a result, we cannot be sure that we will be able to renew a license agreement when it expires if we desire to do so. We believe that brand owners are looking to consolidate the number of licensees they engage to develop product and to choose licensees who have a successful track record of developing brands. We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under well-known labels and broaden the markets that we serve.

Revenues from the sale of licensed products accounted for 65.4% of our net sales (73.5% of our net sales of wholesale apparel) in fiscal 2010 compared to 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009 and 70.3% of our net sales in fiscal 2008. For comparability purposes, we have included the percentage that sales of licensed apparel accounted for of our wholesale sales in fiscal 2009 and fiscal 2010, consisting of sales in our licensed and non-licensed apparel segments, as we added a retail segment in fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Retail Operations

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 retail outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. As of January 31, 2010, we operated 121 retail stores in 35 states, 118 of which are outlet stores operated under the name Wilsons Leather Outlets. Substantially all of our outlet stores are located in larger outlet centers and average approximately 3,900 total leased square feet.

Our outlet stores sell men’s and women’s outerwear and accessories. Outerwear sold in our stores includes products primarily manufactured by us and accessories which are purchased from third parties. Our Wilsons Leather Outlet stores offer clearance items and special outlet-only merchandise, as well as certain key in-season products for both men and women.

Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our retail outlet distribution center located in Brooklyn Park, Minnesota. Merchandise is shipped from our Brooklyn Park, Minnesota distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia, Thailand, Sri Lanka, Taiwan and Central and South America. A small portion of our garments are manufactured in the United States.

We currently have representative offices in Qingdao, Hangzhou and Nanjing, China. These offices act as a liaison between us and manufacturers in China. At January 31, 2010, we had 105 employees in our China offices.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have an office in Hong Kong. The Hong Kong office supports third party production of products on a commission-fee basis that we arrange as agent directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2010, the Hong Kong office employed seven persons.

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

Raw Materials

We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our apparel, such as leather, wool and cotton, which are available from numerous sources. The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs for leather products are generally impacted by changes in meat consumption worldwide, as well as by the popularity of leather products.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,800 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail outlet stores.

Sales to our 10 largest customers accounted for 55.0% of our net sales in fiscal 2010 compared to 53.8% of our net sales in fiscal 2009 and 59.7% of our net sales in fiscal 2008. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 16.8% of our net sales in fiscal 2010, 15.4% of our net sales in fiscal 2009 and 18.9% of our net sales in fiscal 2008. The loss of Macy’s as a customer, or a significant reduction in purchases by Macy’s, could have a material adverse effect on our results of operations.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 3% of our wholesale net sales in fiscal 2010.

G-III’s products are sold primarily through a direct sales force consisting of 73 employees at January 31, 2010. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

We primarily rely on our reputation and relationships to generate business in our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, standards of quality control, on-time delivery, competitive pricing and the willingness and ability to assist customers in their merchandising of our products. In addition, we have, to a limited extent, advertised our own labels and engaged in cooperative advertising programs with retailers. We believe we have developed brand awareness of our own labels primarily through our reputation, consumer acceptance and the fashion press. We have allocated additional marketing and advertising resources to support the growth of our Andrew Marc brand.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. In prior years, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 64% of our net sales in fiscal 2010, 70% of our net sales in fiscal 2009 and 75% of our net sales in fiscal 2008. Andrew Marc, which was acquired in February 2008, experiences similar seasonality to our other wholesale outerwear businesses. Our Wilsons retail outlet business, which we acquired in July 2008, is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, the second half of our fiscal year is expected to provide a disproportionate amount of our net sales and substantially all of our net income.

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

Trademarks

We own the trademarks used in connection with our non-licensed apparel segment and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed apparel. The principal brands that we license are summarized under the heading “Licensing” above. We also own a number of proprietary brands that we use in connection with our business and products including, among others, Andrew Marc, Marc New York, Jessica Howard, Eliza J., Black Rivet, Marvin Richards, Winlit, G-III and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions, including those referenced above, for use on a variety of apparel and apparel-related products, as well as for retail services.

In markets outside of the U.S., our rights to some of our trademarks may not be clearly established. In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise again from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

Employees

As of January 31, 2010, we had 1,880 employees, of whom 149 worked in executive or administrative capacities, 385 worked in design, merchandising and sourcing, 358 worked in warehouse and distribution facilities, 73 worked in wholesale sales, and 915 worked in our retail outlet stores. Additionally, during our peak retail selling season from October through January, we employed approximately 36 additional seasonal employees in our Brooklyn Park, Minnesota distribution center and approximately 725 additional seasonal associates in our Wilsons retail outlet stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees and do not believe any interruption will occur if the labor agreements referred to below are not renewed.

We are a party to agreements with two labor unions. One agreement covers approximately 187 of our full-time employees as of January 31, 2010 and is currently in effect through October 31, 2011. The other agreement covers approximately 13 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2011.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position

Morris Goldfarb	59	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	50	Vice Chairman, Director
Jeanette Nostra	58	President
Wayne S. Miller	52	Chief Operating Officer and Secretary
Neal S. Nackman	50	Chief Financial Officer and Treasurer
Deborah Gaertner	55	Group President — G-III Women’s Leather Fashions

Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Lakes Entertainment, Inc.

Sammy Aaron has been our Vice Chairman, as well as one of our directors, since we acquired the Marvin Richards business in July 2005. Mr. Aaron also oversees the operations of our Calvin Klein division. Prior to joining G-III, Mr. Aaron served as the President of Marvin Richards from 1998 until July 2005.

Jeanette Nostra became our President in April 1997. In March 2008, Ms. Nostra added the role of President of our Andrew Marc division. Ms. Nostra’s responsibilities include sales, marketing, merchandising, product development and public relations for selected licensed fashion brands. We have employed Ms. Nostra since 1981.

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

Deborah Gaertner became Group President-G-III Women’s in March 2008. She had been Vice President — Women’s Division since March 1992. Ms. Gaertner is responsible for sales, merchandising, product development and marketing of certain of our women’s apparel lines. She previously served as Vice President, Imports from June 1989 until March 1992, coordinating production and merchandising.

Carl Katz, one of our directors, and Jeanette Nostra are married to each other.

ITEM 1A.	RISK FACTORS.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operating results, our financial condition, the trading prices of our securities and the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations.

Risk Factors Relating to Our Licensed and Non-Licensed Wholesale Apparel Business

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2010, revenues from the sale of licensed product accounted for 65.4% of our net sales (73.5% of our net sales of wholesale apparel) compared to 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009 and 70.3% of our net sales in fiscal 2008.

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

An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear and sportswear. In addition, we acquired a dress and sportswear manufacturer. We had limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures. For example, in March 2006, we entered into a license for women’s sportswear under the Sean John label. This license was mutually terminated in January 2008, resulting in a charge to earnings in the fourth quarter of fiscal 2008.

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to vendors, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private labels brands, selling national brands on an exclusive basis or reducing the number of vendors they purchase from, could also impact our sales to these customers.

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

Our 10 largest customers accounted for approximately 55.0% of our net sales in fiscal 2010, 53.8% of our net sales in fiscal 2009 and 59.7% of our net sales in fiscal 2008, with our largest customer accounting for 16.8% of our net sales in fiscal 2010. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands, to sell a national brand on an exclusive basis or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

Our trademark and other intellectual property rights may not be adequately protected.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot be sure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

Risks Relating to Our Retail Outlet Business

Expansion of our business into the retail sector involves significant costs and uncertainties.

In July 2008, we acquired 116 outlet store leases, as well as inventory, fixtures, a warehouse location and trademarks and trade names, from Wilsons The Leather Experts. As of January 31, 2010, we operated 121 retail stores. Managing the Wilsons outlet stores requires the expenditure of our time and resources. Operation of a retail chain could divert our management’s time and resources from our core wholesale apparel business. Operation of a retail chain could be viewed as competitive by our licensors and existing retail customers and adversely affect our relationships with them. Accordingly, the ownership of the Wilsons retail outlet business could negatively impact our results of operations.

We will need to improve the results of operations of the acquired Wilsons retail outlet stores in order for these stores to operate profitably for us. We had no experience operating a retail chain prior to this acquisition.

Prior to our acquisition of the Wilsons retail outlet stores, these stores as a whole were experiencing declines in comparable store sales, sales per square foot and gross margins. The operation of these stores negatively impacted our results of operations in fiscal 2009 and 2010. We will need to further improve store operations and upgrade merchandise offered at these stores in order for these stores to operate profitably for us. We had no experience operating a retail chain prior to this acquisition and cannot be sure we will be able to improve the operations of these stores. If we cannot improve the results of operations of these stores sufficiently for them to be profitable, this acquisition could have a material adverse effect on our result of operations.

Leasing of significant amounts of real estate exposes us to possible liabilities and losses.

All of the Wilsons retail outlet stores operated by us are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal, on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

Our retail outlet stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.

Our retail outlet stores are located in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Factors, such as the current economic problems in the U.S., fuel shortages, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse affect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:

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

Part of our growth strategy is to pursue acquisitions. In July 2005, we acquired Marvin Richards and the operating assets of Winlit, in May 2007, we acquired the operating assets of Jessica Howard, in February 2008, we acquired Andrew Marc and in July 2008, we acquired certain assets related to the Wilsons retail outlet business. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition. For example, the results of Wilsons adversely affected our results of operations in fiscal 2009 and 2010.

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

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which, in April 2008, was extended to July 2011. Our need for working capital and the amount of our debt has increased significantly as a result of our five acquisitions since July 2005. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $250 million. Our growth is dependent on our ability to continue to be able to extend and increase the line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business. In addition, considering the uncertainties of the present economic environment, it is possible, in general, that one or more committed lenders might not meet its obligations to lend to us and there is no assurance we would be able to replace any such lender.

Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant majority of our sales. As a result, in prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 64% of our net sales in fiscal 2010, 70% of our net sales in fiscal 2009 and 75% of our net sales in fiscal 2008. The Andrew Marc business we acquired in February 2008 experiences seasonality similar to our other wholesale outerwear businesses. Our Wilsons retail outlet business, acquired in July 2008, is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we will be highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and substantially all of our net income for the foreseeable future.

We are dependent upon foreign manufacturers.

We do not own or operate any manufacturing facilities. We also do not have long-term written agreements with any of our manufacturers. As a result, any of these manufacturers may unilaterally terminate its relationship with us at any time. Almost all of our products are imported from independent foreign manufacturers. The failure of these manufacturers to meet required quality standards could damage our relationships with our customers. In addition, the failure by these manufacturers to ship products to us in a timely manner could cause us to miss the delivery date requirements of our customers. Ocean carriers have significantly reduced capacity as a result of the decrease of imports into the U.S. that accompanied the economic downturn in 2009. This reduction in shipping supply could adversely impact our ability to timely receive products from our foreign manufacturers and could result in an increase in the cost to ship products. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices.

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

The construction and operation of our new warehouse facility could disrupt our business and adversely affect our financial condition and results of operations.

In December 2009, we entered into a lease for a new warehouse facility in New Jersey. This new facility will be approximately twice as large as the biggest warehouse facility that we currently operate. We are expending significant amounts to install racking systems, machinery, equipment and other furnishings in this building. The construction of a new facility could divert our management’s time and attention from the operation of the rest of our business. We will be transferring part of our warehouse operations from other facilities to this new facility. If there is a delay in the construction of this new facility or we do not efficiently manage the transfer of operations to this new facility, our operations could be disrupted during the busiest time of our year which could reduce our ability to ship product to our customers on a timely basis and damage our relationships with our customers. We cannot be sure that we will realize the intended benefits of consolidating some of our warehouse operations into a single facility and lessen our dependence on third party warehouses. Any disruption in our warehouse operations and in the timely distribution of our products could have an adverse effect on our financial condition and results of operations.

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

The current economic and credit environment is having a significant negative impact on businesses around the world. The impact of the current environment on the apparel industry and our major customers has been significant. Conditions may continue to be depressed or may be subject to further deterioration which could lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our loan agreement (which includes revolving and trade letter of credit facilities). The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our loan agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2010, we were in compliance with the financial covenants in our loan agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to further reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a materially adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

As of April 1, 2010, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 17.2% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2007 and April 1, 2010, the market price of our common stock has ranged from a high of $28.78 per share to a low of $3.24. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

•	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;

•	a shortfall in revenues or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	announcements concerning our competitors;

•	changes in product pricing policies by our competitors or our customers;

•	general conditions in our industry; and

•	general conditions in the securities markets, such as the broad decline in stock prices that occurred from the first quarter of 2008 to the first quarter of 2009.

Our actual financial results might vary from our publicly disclosed financial forecasts.

From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, the price of our common stock may decline.

We recorded significant charges for the impairment of goodwill and trademarks during the fourth quarter of fiscal 2009 which caused us to report a net loss for fiscal 2009. If our goodwill and other intangibles become further impaired, we may be required to record additional charges to earnings.

We recorded aggregate charges of $33.5 million in the fourth quarter of fiscal 2009 for impairment charges related to goodwill in our non-licensed apparel segment and one of our trademarks. As a result, we reported a net loss for fiscal 2009. As of January 31, 2010, we had goodwill and other intangibles in an aggregate amount of $45.9 million, or approximately 13.8% of our total assets and 19.8% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill and other intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows and profitability and slower growth rates in our industry. Our impairment charges in fiscal 2009 were primarily the result of a decrease in our market capitalization and, to a lesser extent, from a decrease in projected revenues and profitability for one of our proprietary brands. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A further significant decline in our market capitalization or further deterioration in our projected results could result in additional impairment of goodwill and/or intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, as happened in fiscal 2009, which would negatively impact our results of operations and could negatively impact our stock price.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted corporate compliance programs and continue to update our programs in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation.

The internal control over financial reporting required by the Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. In March 2010, we entered into amendments to our leases related to our space in 512 Seventh Avenue that extended the term of our leases and provided for a common expiration date of March 31, 2023 for all of our space in this building, with a five year renewal option. Prior to the amendments, we leased approximately 69,000 square feet in this building. The amendments added an aggregate of approximately 34,000 square feet of space to our leases and granted us options to lease up to an additional 48,000 square feet of space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $2.8 million in fiscal 2011 and $2.5 million in fiscal 2012, net of landlord contributions. Our annual rent could increase if we were to exercise any of our options for additional space.

We also lease approximately 4,000 square feet through April 30, 2011 at a current annual rent of $140,000 in an adjoining building at 500 Seventh Avenue for additional administrative personnel. We assumed a lease in New York City for approximately 20,000 square feet of office and showroom space at 463 Seventh Avenue in connection with the Winlit transaction. The current annual rent is approximately $484,000 and the lease expires in December 2011.

In connection with our acquisition of Andrew Marc, we assumed leases in New York City for approximately 21,000 square feet of office and showroom space at 570 Seventh Avenue that expire in December 2010 and for which the current aggregate annual rent is approximately $682,000. We expect to consolidate our Andrew Marc offices into our new space at 512 Seventh Avenue when this lease expires. We also assumed a lease for approximately 109,000 square feet of warehouse, office and retail space in Secaucus, N.J. that expires in July 2011 and for which the aggregate annual rent is approximately $707,000. We expect to consolidate the operations of this warehouse with our new Jamesburg warehouse described below and do not expect to renew the lease for this warehouse.

We have a lease for our warehouse and distribution facility, located in Secaucus, New Jersey, through February 2011 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.2 million. We expect to consolidate the operations of this warehouse with our new Jamesburg warehouse described below and do not expect to renew the lease for this warehouse.

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

In December 2009, we entered into a lease for a new warehouse facility located in Jamesburg, New Jersey, for a term that commences June 1, 2010 and ends December 31, 2020. We also have one five year renewal option. The warehouse consists of approximately 583,000 square feet which we intend to utilize for the warehousing and distribution of our products. The initial fixed rent for the warehouse is approximately $2 million per year, with set increases in months 32, 56 and 92. We will receive an abatement of fixed rent for the first seven months of the lease term, and will also receive certain work allowances from the landlord. We expect to begin using this warehouse in September 2010.

A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs. We expect to reduce our use of third party warehouses after our new Jamesburg facility is fully operational.

In connection with our acquisition of Wilsons, we assumed a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 358,000 square feet for which the aggregate annual rent was approximately $1.4 million. This lease expired in May 2009. We entered into a new lease for 155,000 square feet at a current aggregate annual rent of approximately $591,000. This lease commenced in June 2009 and expires in May 2012.

As of January 31, 2010, we operated 121 leased store locations, of which 118 are located in outlet centers. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Outlet store leases are typically 5 to 10 years in duration. Our leases expire at varying dates through 2019. During fiscal 2010, we entered into 1 new store lease, renewed 11 store leases and allowed 2 store leases to expire. The following table indicates the periods during which our retail leases expire.

Number of
Fiscal Year Ending	Stores

2011	34
2012	40
2013	12
2014 and thereafter	35

Total	121

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock

Our Common Stock is quoted on the Nasdaq Global Select Market under the trading symbol “GIII”. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq.

	High Prices	Low Prices

Fiscal 2009
Fiscal Quarter ended April 30, 2008	$15.48	$10.73
Fiscal Quarter ended July 31, 2008	$18.05	$11.62
Fiscal Quarter ended October 31, 2008	$20.58	$11.36
Fiscal Quarter ended January 31, 2009	$14.28	$4.77

Fiscal 2010
Fiscal Quarter ended April 30, 2009	$8.48	$3.24
Fiscal Quarter ended July 31, 2009	$12.68	$6.58
Fiscal Quarter ended October 31, 2009	$19.81	$11.50
Fiscal Quarter ended January 31, 2010	$22.25	$15.79

Fiscal 2011
Fiscal Quarter ending April 30, 2010 (through April 14, 2010)	$28.78	$16.88

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 14, 2010 was $28.00 per share.

On April 14, 2010, there were 48 holders of record and, we believe, approximately 950 beneficial owners of our Common Stock.

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

The Securities and Exchange Commission require;s us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2005 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2005 — January 31, 2010)

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2006, 2007, 2008, 2009 and 2010, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2006, 2007 and 2008, and our audited consolidated statements of income for the years ended January 31, 2006 and 2007, are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended January 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Consolidated Income Statement Data:
Net sales	$324,072	$427,017	$518,868	$711,146	$800,864
Cost of goods sold	239,226	311,470	379,417	510,455	533,996

Gross profit	84,846	115,547	139,451	200,691	266,868
Selling, general & administrative expenses	64,763	83,258	101,669	164,098	205,281
Depreciation and amortization	3,125	4,431	5,427	6,947	5,380
Goodwill and trademark impairment	—	—	—	33,523	—

Operating profit (loss)	16,958	27,858	32,355	(3,877)	56,207
Interest and financing charges, net	4,349	6,362	3,158	5,564	4,705

Income (loss) before income taxes	12,609	21,496	29,197	(9,441)	51,502
Income taxes	5,517	8,307	11,707	4,588	19,784

Net income (loss)	$7,092	$13,189	$17,490	$(14,029)	$31,718

Basic earnings (loss) per share	$0.62	$1.00	$1.09	$(0.85)	$1.87

Weighted average shares outstanding — basic	11,509	13,199	16,119	16,536	16,990
Diluted earnings (loss) per share	$0.58	$0.94	$1.05	$(0.85)	$1.83

Weighted average shares outstanding — diluted	12,236	13,982	16,670	16,536	17,358

	As of January 31,
	2006	2007	2008	2009	2010

Consolidated Balance Sheet Data:
Working capital	$61,197	$81,858	$120,414	$99,154	$174,082
Total assets	138,317	175,141	237,698	280,960	332,015
Short-term debt	7,578	11,130	13,060	29,048	—
Long-term debt, excluding current portion	21,750	13,143	—	—	—
Total stockholders’ equity	82,011	115,642	173,874	162,229	232,210

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2010 is referred to as “fiscal 2010.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, and markets an extensive range of outerwear, sportswear and dresses, including coats, jackets, pants and women’s suits. We sell our products under licensed brands, our own proprietary brands and private retail labels. G-III also operates 121 retail stores, 118 of which are outlet stores operated under the Wilsons Leather name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers were 59.7% of our net sales in fiscal 2008, 53.8% of our net sales in fiscal 2009 and 55.0% of our net sales in fiscal 2010.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current depressed economic environment has been characterized by a decline in consumer discretionary spending that has affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic downturn will move. Continued uncertain macroeconomic conditions and concerns about the access of retailers and consumers to credit may have a negative impact on our results for fiscal 2011.

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

We have expanded our portfolio of proprietary and licensed brands for more than 15 years through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. We have made five acquisitions since July 2005 that have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business.

In May 2007, we acquired specified operating assets of Jessica Howard Ltd. Jessica Howard designs and markets moderate and better dresses, under the proprietary Jessica Howard and Eliza J brands, as well as under private label programs.

The acquired Jessica Howard dress operations expanded and complemented our dress business which began shipping under the Calvin Klein label in September 2006. We believe that the capabilities of our Jessica Howard division are helpful to us in seeking additional dress licenses. We added to our dress business in July 2007, when we expanded our license with Ellen Tracy to include dresses and again in July 2008, when we entered into a new license to design and distribute dresses under the Jessica Simpson label. We also intend to grow the existing Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we have entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. We also launched a Marc New York dress line utilizing our own in-house designers and our manufacturing sources. This line began shipping for the Fall 2009 season.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names.

Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010. For further details regarding the operating results of our Wilsons retail outlet business, see Note N to our Consolidated Financial Statements. We acquired Wilsons during July 2008 when the merchandise plan for the key Fall and Holiday seasons was already set. The difficult economic environment also contributed to a weaker than expected performance by our Wilsons retail business in fiscal 2009. During fiscal 2010, we undertook the following initiatives to improve the performance of our retail outlet business:

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

As a result, the amount of the operating loss in our retail segment was reduced in fiscal 2010. We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2010, the first full year of operation for us. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term.

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

We market our products to department, specialty and mass merchant retail stores in the United States. We also supply our outerwear to our Wilsons outlet stores and to our Wilsons e-commerce business. We launched a website for Andrew Marc product to further expand our e-commerce presence.

We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. We have expanded our relationship with Calvin Klein by adding licenses for women’s performance wear in December 2007 and for better women’s sportswear in August 2008. We began limited shipments of women’s performance wear for the Spring 2008 season and expanded distribution for the Fall 2008 season. We began shipping women’s better sportswear for the Spring 2009 season. In July 2008, we entered into a license agreement to design and distribute Jessica Simpson dresses, which we began shipping for the Spring 2009 season. During fiscal 2010, we entered into a new license agreement for Enyce men’s and women’s outerwear. We also expanded our relationship with Ellen Tracy to include men’s outerwear and with Sean John to include boys’ outerwear.

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

It is our objective to continue to expand our product offerings. The sale of licensed product accounted for 65.4% of our net sales (73.5% of net sales of wholesale apparel) in fiscal 2010 compared to 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009 and 70.3% of our net sales in fiscal 2008. For comparability purposes, we have included the percentage that sales of licensed apparel accounted for of our wholesale sales in fiscal 2009 and fiscal 2010, which consists of sales in our licensed and non-licensed apparel segments, as we added a retail segment in fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, and a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues.

Retailers are seeking to expand the differentiation of their offerings by devoting more resources to the development of exclusive products, whether by focusing on their own private label products or on products produced exclusively for a retailer by a national brand manufacturer. Retailers are placing more emphasis on building strong images for their private label merchandise. Exclusive brands are only made available to a specific retailer, and thus customers loyal to their brands can only find them in the stores of that retailer.

The weakness in the economy and financial markets has reduced consumer confidence and consumer spending. There has also been significant downward pressure on average retail prices for many categories of apparel, in large part as a result of the weakness of the economy.

A number of retailers are experiencing significant financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to lower credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Revenue Recognition

Goods are shipped to retailers in accordance with specific customer orders. We recognize wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by us to be when title to the merchandise passes to the customer. In addition, we act as an agent in brokering sales between customers and overseas factories. On these transactions, we recognize commission fee income on sales that are financed by and shipped directly to our customers. Title to goods shipped by overseas vendors transfers to customers when the goods have been delivered to the customer. We recognize commission income upon the completion of the delivery by our vendors to the customer. We recognize retail sales upon customer receipt of our merchandise, generally at the point of sale. Our sales are recorded net of applicable sales tax. Net sales take into account reserves for returns and allowances. We estimate the amount of reserves and allowances based on current and historical information and trends. Sales are reported net of returns, discounts and allowances. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized.

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

Inventories

Wholesale inventories are stated at lower of cost (determined by the first-in, first-out method) or market. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. The cost elements included in inventory consist of all direct costs of merchandise, inbound freight and merchandise acquisition costs such as commissions and import fees. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Retail inventory cost includes the cost of merchandise, inbound freight, duty and other merchandise-specific charges.

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

Goodwill and Intangible Assets

In July 2005, we acquired Marvin Richards and specified operating assets of Winlit, in May 2007, we acquired specified operating assets of Jessica Howard and in February 2008, we acquired Andrew Marc. ASC 350 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually. Goodwill and intangible assets with an indefinite life are required to be written down when impaired, rather than amortized as previous accounting standards required. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life. Our annual impairment test is performed in the fourth quarter each year.

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

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. We review and test our goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. We perform our test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies. The fair values derived from these two methodologies are then compared to the carrying value of the respective segments. As a result of the fiscal 2009 impairment analysis, we determined that the goodwill balance existing in our non-licensed apparel segment was impaired as a result of adverse equity market conditions which caused a decline in industry market multiples and reduced fair values from our projected cash flows. Accordingly, we recorded a non-cash goodwill impairment charge of $31.2 million in fiscal 2009.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired. Sales and profitability for our Marvin Richard’s brand have significantly deteriorated and are not expected to recover. As a result, we recorded an impairment charge of $2.3 million to this trademark in fiscal 2009.

Stock-based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. We recognized stock-based compensation of approximately $703,000 in fiscal 2008, $1.4 million in fiscal 2009 and $1.9 million in fiscal 2010. As of February 1, 2010, there was approximately $5.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation granted by us. These expenses are expected to be recognized by us through January 31, 2015.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2008	2009	2010

Net sales	100.0%	100.0%	100%
Cost of goods sold	73.1	71.8	66.7

Gross profit	26.9	28.2	33.3
Selling, general and administrative expenses	19.6	23.1	25.6
Depreciation and amortization	1.1	1.0	0.7
Goodwill and trademark impairment	—	4.7	—

Operating profit (loss)	6.2	(0.6)	7.0
Interest and financing charges, net	0.6	0.8	0.6

Income (loss) before income taxes	5.6	(1.4)	6.4
Income taxes	2.3	0.6	2.4

Net income (loss)	3.3%	(2.0)%	4.0%

Year ended January 31, 2010 (“fiscal 2010”) compared to year ended January 31, 2009 (“fiscal 2009”)

Net sales for fiscal 2010 increased to $800.9 million from $711.1 million in the prior year. Net sales of wholesale licensed apparel accounted for 65.4% of our net sales in fiscal 2010 compared to 60.5% of our net sales in fiscal 2009. Excluding net sales in the retail segment, net sales of wholesale licensed apparel accounted for 73.5% of net sales of wholesale apparel in fiscal 2010 and 68.0% of net sales of wholesale apparel in fiscal 2009. Net sales of wholesale licensed apparel increased to $523.6 million in fiscal 2010 from $430.2 million in fiscal 2009. This increase was primarily the result of an increase of $99.0 million in net sales of Calvin Klein licensed product, primarily attributable to sales of Calvin Klein sportswear which began shipping in the first quarter of fiscal 2010 and increased sales of Calvin Klein dresses.

Net sales of wholesale non-licensed apparel decreased to $188.3 million in fiscal 2010 from $202.4 million in fiscal 2009, primarily due to a decrease of $18.0 million in net sales of private label outerwear and sportswear offset, in part, by an increase $6.2 million in net sales of our Andrew Marc and Marc New York products.

Net sales of our retail operations were $126.6 million in fiscal 2010 compared to $78.5 million in fiscal 2009. The Wilsons retail outlet stores were acquired on July 11, 2008. All income statement items relating to our retail outlet operations for fiscal 2009 are included only from the date of acquisition.

Gross profit increased to $266.9 million, or 33.3% of net sales, for fiscal 2010, from $200.7 million, or 28.2% of net sales, in the prior year. Our gross profit as a percentage of net sales increased due to increased gross margin in all three of our segments. The gross profit in our wholesale licensed apparel segment increased to $156.2 million, or 29.8% of net sales, for fiscal 2010 from $119.5 million, or 27.8% of net sales, in the prior year primarily due to an increase in gross profit of our Calvin Klein products. The gross profit in our wholesale non-licensed apparel segment increased to $53.7 million in fiscal 2010, or 28.5% of net sales, from $51.4 million, or 25.4% of net sales, in fiscal 2009. The gross profit percentage in our wholesale non-licensed apparel segment was positively impacted by higher margins on our Andrew Marc product and in our Jessica Howard dress division. The gross profit in our retail operations segment increased to $57.0 million or 45.0% of net sales for fiscal 2010 from $29.8 million, or 37.9% of net sales, for fiscal 2009. The gross profit in our retail operations segment increased primarily because we owned Wilsons for the entire year in fiscal 2010 and the gross profit percentage increased primarily because of reduced markdowns and stronger initial mark ups as a result of our improved merchandising.

Selling, general and administrative expenses increased to $205.3 million in fiscal 2010 from $164.1 million in the prior year. Selling, general and administrative expenses increased primarily as a result of expenses related to the Wilsons retail business ($24.3 million) which were included for the entire period in fiscal 2010 and only from the date of acquisition (July 2008) in fiscal 2009. In addition, there were increases in personnel costs ($11.4 million), advertising and promotion expenses ($3.1 million) and third party warehousing costs ($2.0 million). Personnel costs increased primarily as a result of higher bonus payments associated with higher profitability. Advertising costs increased because sales of licensed product increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. Third party warehousing costs increased as a result of our increased shipping volume.

There were no impairment charges in fiscal 2010. As a result of our annual impairment analysis in fiscal 2009, we recorded a goodwill impairment charge of $31.2 million and a trademark impairment charge of $2.3 million in our non-licensed apparel segment resulting primarily from adverse equity market conditions which caused a decline in industry market multiples and reduced fair values from our projected cash flows.

Depreciation and amortization decreased to $5.4 million in fiscal 2010 from $6.9 million for the prior year primarily as a result of certain intangible assets that became fully amortized during fiscal 2009.

Interest and finance charges, net for fiscal 2010 decreased to $4.7 million from $5.6 million in the prior year. The lower interest expense is a result of the decrease in the prime rate and LIBOR.

Income tax expense for fiscal 2010 increased to $19.8 million from $4.6 million in the prior year. The effective rate for fiscal 2010 was 38.4% compared to an effective tax rate for fiscal 2009 of 48.6%. The effective rate in fiscal 2010 was positively impacted by additional net operating losses recorded in connection with the acquisition of

Andrew Marc. The effective tax rate in fiscal 2009 was negatively impacted by the impairment charges recorded in the fourth quarter of fiscal 2009.

Year ended January 31, 2009 (“fiscal 2009”) compared to year ended January 31, 2008 (“fiscal 2008”)

Net sales for fiscal 2009 increased to $711.1 million from $518.9 million in the prior year. Net sales of wholesale licensed apparel accounted for 60.5% of our net sales in fiscal 2009 compared to 70.3% of our net sales in fiscal 2008. The decrease in the percentage of net sales of wholesale licensed apparel is primarily attributable to the addition of the new retail segment in fiscal 2009. Excluding net sales in the retail segment, net sales of wholesale licensed apparel accounted for 68.0% of net sales of wholesale apparel in fiscal 2009, which includes the licensed and non-licensed segments that constituted all of our business prior to fiscal 2009. Net sales of wholesale licensed apparel increased to $430.2 million in fiscal 2009 from $365.0 million in fiscal 2008. This increase was primarily the result of an increase of $38.5 million in net sales of Calvin Klein licensed product, $18.3 million in net sales of Dockers and Levi’s licensed product added as a result of the acquisition of Andrew Marc in fiscal 2009 and an increase of $10.2 million in net sales of Guess licensed product. Our Calvin Klein licensed product consists of men’s and women’s outerwear, women’s suits, dresses, performance wear and sportswear. The Dockers, Levi’s and Guess licensed product consists of men’s and women’s outerwear.

Net sales of wholesale non-licensed apparel increased to $202.4 million in fiscal 2009 from $153.9 million in fiscal 2008, primarily due to the addition of $41.1 million of net sales of non-licensed apparel as a result of the acquisition of Andrew Marc and an increase of $27.2 million in net sales by the Jessica Howard business, all of which constituted sales of proprietary branded or private label product. Fiscal 2008 did not include a full year of net sales for Jessica Howard as we acquired this business in May 2007. The increase in net sales of wholesale non-licensed apparel was offset, in part, by decreases of $13.9 million in net sales in the Marvin Richards division and $6.2 million in net sales of Exsto branded sales. Net sales of our retail operations were $78.5 million in fiscal 2009. Almost all of these sales were from the Wilsons retail outlet stores we acquired in July 2008.

Gross profit increased to $200.7 million, or 28.2% of net sales, for fiscal 2009, from $139.5 million, or 26.9% of net sales, in the prior year. Our gross profit percentage in the prior year was negatively impacted by a $3.0 million charge incurred as the result of a payment related to our guarantee of purchase commitments by a long-standing vendor that is no longer in business. Of this charge, $2.0 million related to our wholesale licensed apparel segment and $1.0 million related to our wholesale non-licensed apparel segment. The gross profit percentage in our wholesale licensed apparel segment was 27.8% for fiscal 2009 compared to 28.6% in the prior year primarily due to the decreased margin for our sports licensed product in fiscal 2009. The gross profit percentage in our wholesale non-licensed segment was 25.4% for fiscal 2009 compared to 22.8% in the same period last year. This percentage was positively impacted by higher margins on sales of Andrew Marc non-licensed product compared to other products comprising our wholesale non-licensed segment. The gross profit percentage in our retail segment was 37.9% for fiscal 2009. We did not have a retail operations segment in fiscal 2008.

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

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from offerings of our common stock in March 2007 and December 2009 as described below. We were in a net cash position of $46.8 million at January 31, 2010 compared to a net borrowing position of $26.5 million at January 31, 2009.

Public Offerings

In December 2009, we sold 1,907,010 shares of our common stock, including 207,010 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $19.50 per share. We received net proceeds of $34.7 million from this offering after payment of the underwriting discount and expenses of the offering. The net proceeds we received are expected to be used for general corporate purposes to support the growth of our business.

In March 2007, we completed a public offering of 4,500,000 shares of our common stock, of which 1,621,000 shares were offered by us and 2,879,000 shares were offered by selling stockholders, at a public offering price of $20.00 per share. We received net proceeds of $30.3 million from this offering after payment of the underwriting discount and expenses of the offering. In April 2007, we received additional net proceeds of $6.0 million in connection with the sale of 313,334 shares pursuant to the exercise of the underwriters’ overallotment option. The net proceeds we received were used for general corporate purposes.

Financing Agreement

We have a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which extends through July 2011, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $250 million. This financing agreement replaced our prior financing agreement that consisted of a revolving line of credit of up to $165 million and a term loan in the initial principal amount of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate plus 0.75% (4.0% at March 31, 2010) or LIBOR plus 3.0% (3.25% at March 31, 2010).

The amount borrowed under the line of credit has varied based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $108.7 million in fiscal 2008, $235.1 million in fiscal 2009 and $212.5 million in fiscal 2010. At January 31, 2009, there were direct borrowings in the amount of $29.0 million outstanding, and at January 31, 2010 there were no direct borrowings outstanding. Our contingent liability under open letters of credit was approximately $8.1 million at January 31, 2009 and $13.6 million at January 31, 2010.

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

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of January 31, 2010, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

Cash from Operating Activities

At January 31, 2010, we had cash and cash equivalents of $46.8 million. We generated $44.0 million of cash from operating activities in fiscal 2010. Cash was generated primarily from our net income of $31.7 million, an increase in accrued expenses of $10.0 million and non-cash depreciation and amortization charges of $5.4 million. Accrued expenses increased primarily as a result of higher accrued bonuses associated with higher profitability.

At January 31, 2009, we had cash and cash equivalents of $2.5 million. We generated $22.5 million of cash from operating activities in fiscal 2009. Cash was generated primarily from our increases in accounts payable, accrued expenses and other liabilities of $24.7 million and non-cash impairment charges of $33.5 million and depreciation and amortization of $6.9 million offset in part by an increase of $28.7 million in inventory and our net loss of $14.0 million. Accounts payable, accrued expenses and other liabilities increased as a result of the acquired retail outlet business, the timing of our contractual royalty and advertising payments to licensors and higher inventory purchases. The increase in inventory was attributable to several factors, including inventory for new lines of business, such as Calvin Klein sportswear and Jessica Simpson dresses, more on hand inventory for our retail business due to its seasonality, additional inventory to support increased sales volume and the timing of receipt of product for certain divisions.

At January 31, 2008, we had cash and cash equivalents of $38.3 million. We generated $10.6 million of cash from operating activities in fiscal 2008. Cash was generated primarily from our net income of $17.5 million, increases in accounts payable, accrued expenses and other liabilities of $13.3 million, and non-cash charges for depreciation and amortization of $5.4 million offset by an increase of $18.4 million in inventory and $6.0 million in accounts receivable. The increases in accounts payable and inventory are attributable to the inventory purchases for our dress and sportswear businesses. Inventory purchases for our Jessica Howard dress division, which was acquired in May 2007, represents a majority of the increase. The increase in accounts receivable was due to a 30% increase in sales in the fourth quarter in fiscal 2008 compared to the comparable period in the prior year.

Cash from Investing Activities

In fiscal 2010, we used $7.0 million of cash for investing activities. We used $5.5 million of cash in connection with contingent payments earned as a result of the fiscal 2009 operating results of our Marvin Richards and Winlit divisions. Fiscal 2009 was the last year of our obligation to make these payments. We also used $1.5 million of cash for capital expenditures, primarily for renovating existing showroom space. In December 2009, we entered into a lease for a new warehouse facility. In March 2010, we amended our leases for our existing corporate showrooms and offices to extend the leases and add additional office space. As a result of these new leases, we expect our capital expenditures for fiscal 2011 to be an aggregate of approximately $13.0 million, net of landlord contributions, for the build out and renovation of the additional warehouse facility and office space.

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

Cash from Financing Activities

Cash flows from financing activities provided $7.4 million in fiscal 2010 primarily as a result of net proceeds of $34.7 million from our public offering of common stock in December 2009 offset, in part, by repayments of $29.0 of outstanding borrowings.

Cash flows from financing activities provided $17.0 million in fiscal 2009 primarily as a result of an increase of $16.0 million in borrowings under our financing agreement.

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

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit and recent public offering of common stock, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

New Accounting Pronouncements

In June 2009, FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“the “Codification”) became effective (ASC Topic 105). This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the adoption of this pronouncement, the Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. Accordingly, all accounting references have been updated and SFAS references have been replaced with ASC references as if the SFAS has been adopted into the Codification. The adoption of the Codification had no impact on our results of operations or our financial position.

In May 2009, the FASB issued an accounting standard which provided guidance on accounting for and disclosing subsequent events (ASC Topic 855 — Subsequent Events, originally issued as FASB Statement No. 165, Subsequent Events). This pronouncement establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for interim or annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our results of operations or our financial position. We evaluated events and transactions that occurred after the balance sheet date through April 15, 2010, the date at which we issued our financial statements.

In December 2007, the FASB issued revised guidance on business combinations (ASC 810 — Business Combinations, originally issued as FASB Statement No. 141(Revised), Business Combinations), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. This pronouncement requires the acquiring entity in a business combination to (i) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (ii) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. The pronouncement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of this pronouncement did not have a significant impact on our financial position and results of operations.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2010, our contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Operating lease obligations	$121,815	$19,460	$28,576	$20,208	$53,571
Minimum royalty payments(1)	128,577	42,235	71,756	14,586	—
Purchase obligations(2)	12,826	12,826	—	—	—

Total	$263,218	$74,521	$100,332	$34,794	$53,571

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2011. Based on our average borrowings during fiscal 2010, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $850,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2010, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2010, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 8, 2010, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers and other significant employees, see “Business-Executive Officers of the Registrant” in Item 1 above in this Report.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2010, the last day of fiscal 2010, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2010.

		Weighted Average		Number of Securities Remaining
	Number of Securities to	Exercise Price of		Available for Future Issuance
	be Issued Upon Exercise	Outstanding		Under Equity Compensation
	of Outstanding Options,	Options, Warrants		Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders	817,050	$11.23	(1)	2,141,409
Equity compensation plans not approved by stockholders	N/A	N/A		N/A

Total	817,050	$11.23	(1)	2,141,409

(1)	Exercise price has been adjusted to give retroactive effect to a three-for-two split of our Common Stock effected on March 28, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

3. Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.7, 10.7(a), 10.8, 10.8(a), 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.9(e), 10.10, 10.11, 10.11(a) and 10.11(b).

3.1		Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.(2)
3.2		By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”)(13)
4.1		Registration Rights Agreement, dated July 13, 2006, by and among G-III, Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.(4)
4.2		Form of Warrant.(4)
10.1		Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(5)
10	.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(5)
10	.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(17)
10.2		Amended and Restated Financing Agreement, dated as of April 3, 2008 (“Financing Agreement”), by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc. and Andrew and Suzanne Company Inc.(3)
10	.2(a)	Joinder and Amendment No. 1, dated July 21, 2008, to Financing Agreement.(18)
10	.2(b)	Amendment No. 2, dated April 20, 2009, to Financing Agreement.(19)
10	.2©	Amendment No. 3, dated September 11, 2009, to Financing Agreement.(20)
10.3		Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.(5)
10	.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.(5)
10	.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.(10)
10	.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.(11)

10.4		Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc (“G-III Leather”).(5)
10	.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather.(5)
10	.4(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).(23)
10.5		Lease, dated January 31, 1994, between 512 and G-III.(5)
10	.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III.(5)
10	.5(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).(23)
10	.5(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).(23)
10	.5(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors).(23)
10.6		Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.(18)
10.7		G-III 1997 Stock Option Plan, as amended the “1997 Plan”.(7)
10	.7(a)	Form of Option Agreement for awards made pursuant to the G-III 1997 Plan.(8)
10.8		G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.(9)
10	.8(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.(18)
10.9		G-III 2005 Stock Incentive Plan, as amended, the “2005 Plan”
10	.9(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.(18)
10	.9(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.(10)
10	.9(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.(14)
10	.9(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.(19)
10	.9(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants(22)
10.10		Form of Executive Transition Agreement.(14)
10.11		Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(6)
10	.11(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(16)
10	.11(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(17)
10.12		Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.(2)
10.13		Asset Purchase Agreement, dated May 24, 2007, by and among G-III, G-III Leather Fashions, Inc., Starlo Fashions, Inc. Jessica Howard, Ltd., Industrial Cotton, Inc., Robert Glick and Mary Williams.(11)
10.14		Purchase Agreement, dated February 11, 2008, by and among G-III Leather Fashions, Inc., AM Apparel Holdings, Inc. and GB Holding I, LLC.(12)
10.15		Asset Purchase Agreement, dated July 8, 2008, by and among AM Retail Group, Inc., Wilsons The Leather Experts, Inc. (“Parent”) and numerous subsidiaries of Parent.(15)
10.16		Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.(21)
21		Subsidiaries of G-III
23.1		Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1		Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
31.2		Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2010.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 8, 2008, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2006, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed on May 8, 2006, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 15, 2005, which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here in by reference.

(8)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

(9)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed on May 1, 2006, which exhibit is incorporated herein by reference.

(10)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

(11)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on May 31, 2007, which exhibit is incorporated herein by reference.

(12)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 15, 2008, which exhibit is incorporated herein by reference.

(13)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which exhibit is incorporated herein by reference.

(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 2, 2008, which exhibit is incorporated herein by reference.

(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2008, which exhibit is incorporated herein by reference.

(16)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 6, 2008, which exhibit is incorporated herein by reference.

(17)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 3, 2009, which exhibit is incorporated herein by reference.

(18)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which exhibit is incorporated herein by reference.

(19)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 21, 2009, which is incorporated herein by reference.

(20)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on September 16, 2009, which exhibit is incorporated herein by reference.

(21)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on December 29, 2009, which exhibit is incorporated herein by reference.

(22)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 23, 2010, which exhibit is incorporated herein by reference.

(23)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 1, 2010, which exhibit is incorporated herein by reference.

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

April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2010

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 15, 2010

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	April 15, 2010

/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 15, 2010

/s/ Alan Feller Alan Feller	Director	April 15, 2010

/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 15, 2010

/s/ Carl Katz Carl Katz	Director	April 15, 2010

/s/ Laura Pomerantz Laura Pomerantz	Director	April 15, 2010

/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 15, 2010

/s/ Richard White Richard White	Director	April 15, 2010

EXHIBIT INDEX

10.9	G-III 2005 Stock Incentive Plan, as amended.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2010.

G-III Apparel Group, Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
(Item 15(a))

Page

Reports of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets — January 31, 2010 and 2009	F-4
Consolidated Statements of Operations — Years Ended January 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Stockholders’ Equity — Years Ended January 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Cash Flows — Years Ended January 31, 2010, 2009 and 2008	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule
II — Valuation and Qualifying Accounts	S-1
EX-10.9
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
April 15, 2010

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31,

	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,813	$2,508
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $29,092 and $20,989, respectively	73,456	69,695
Inventories	119,877	116,612
Deferred income taxes	15,315	11,565
Prepaid expenses and other current assets	10,694	10,319

Total current assets	266,155	210,699
PROPERTY AND EQUIPMENT, NET	7,539	9,863
DEFERRED INCOME TAXES	10,672	11,640
OTHER ASSETS	1,723	1,858
INTANGIBLES, NET	19,826	21,406
GOODWILL	26,100	25,494

	$332,015	$280,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$29,048
Income taxes payable	10,874	5,222
Accounts payable	50,337	51,463
Accrued expenses	29,333	19,299
Contingent purchase price payable	—	4,935
Deferred income taxes	1,529	1,578

Total current liabilities	92,073	111,545
DEFERRED INCOME TAXES	6,495	6,648
OTHER NON- CURRENT LIABILITIES	1,237	538

TOTAL LIABILITIES	99,805	118,731

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 19,192,704 and 17,063,002 shares issued	192	171
Additional paid-in capital	137,764	99,486
Accumulated other comprehensive loss	(36)	—
Retained earnings	95,260	63,542
Common stock held in treasury — 367,225 shares at cost	(970)	(970)

	232,210	162,229

	$332,015	$280,960

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$800,864	$711,146	$518,868
Cost of goods sold	533,996	510,455	379,417

Gross profit	266,868	200,691	139,451
Selling, general and administrative expenses	205,281	164,098	101,669
Depreciation and amortization	5,380	6,947	5,427
Goodwill impairment	—	31,202	—
Trademark impairment	—	2,321	—

Operating profit (loss)	56,207	(3,877)	32,355
Interest and financing charges, net	4,705	5,564	3,158

Income (loss) before income taxes	51,502	(9,441)	29,197
Income tax expense	19,784	4,588	11,707

Net income (loss)	$31,718	$(14,029)	$17,490

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$1.87	$(0.85)	$1.09

Weighted average number of shares outstanding	16,990	16,536	16,119

Diluted:
Net income (loss) per common share	$1.83	$(0.85)	$1.05

Weighted average number of shares outstanding	17,358	16,536	16,670

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended January 31, 2010, 2009 and 2008

			Accumulated
		Additional	Other		Common
	Common	Paid-in	Comprehensive	Retained	Stock Held
	Stock	Capital	Loss	Earnings	in Treasury	Total
	(In thousands)

Balance as of January 31, 2007	$145	$56,686	$—	$59,781	$(970)	$115,642
Employee stock options exercised	4	1,105				1,109
Tax benefit from exercise of options		2,117				2,117
Amortization share-based compensation		703				703
Shares issued in connection with public offering, net	19	36,494				36,513
Decrease in liability for unrecognized tax benefits				300		300
Net income				17,490		17,490

Balance as of January 31, 2008	168	97,105	—	77,571	(970)	173,874
Employee stock options exercised	3	583				586
Tax benefit from exercise of options		438				438
Amortization share-based compensation		1,360				1,360
Net loss				(14,029)		(14,029)

Balance as of January 31, 2009	171	99,486	—	63,542	(970)	162,229
Employee stock options exercised	2	1,186				1,188
Tax benefit from exercise of options		859				859
Taxes paid for net share settlements		(296)				(296)
Amortization share-based compensation		1,891				1,891
Shares issued in connection with public offering, net	19	34,638				34,657
Effect of exchange rate changes			(36)			(36)
Net income				31,718		31,718

Balance as of January 31, 2010	$192	$137,764	$(36)	$95,260	$(970)	$232,210

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$31,718	$(14,029)	$17,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	5,380	6,947	5,427
Goodwill and trademark impairment charges	—	33,523	—
Stock based compensation	1,891	1,360	703
Deferred financing charges	591	470	711
Write off of note payable	—	—	(770)
Deferred income taxes	(2,984)	(4,808)	(4,613)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,761)	2,449	(5,984)
Inventories	(3,265)	(28,682)	(18,388)
Income taxes, net	5,652	874	2,035
Prepaid expenses and other current assets	(375)	(149)	857
Other assets, net	(456)	(104)	(171)
Accounts payable, accrued expenses and other liabilities	9,608	24,667	13,326

Net cash provided by operating activities	43,999	22,518	10,623

Cash flows from investing activities
Capital expenditures	(1,477)	(2,411)	(1,445)
Acquisition of Jessica Howard/Industrial Cotton	—	—	(8,303)
Acquisition of Andrew Marc, net of cash acquired	—	(43,051)	—
Acquisition of Wilsons, net of cash acquired	—	(24,997)	—
Contingent purchase price paid	(5,541)	(4,904)	(3,741)

Net cash used in investing activities	(7,018)	(75,363)	(13,489)

Cash flows from financing activities
Proceeds from (repayment of) notes payable, net	(29,048)	15,988	(1,599)
Repayment of term loan	—	—	(8,656)
Payments for capital lease obligations	—	—	(303)
Proceeds from sale of common stock, net	34,657	—	36,513
Proceeds from exercise of stock options	1,188	586	1,109
Tax benefit from exercise of stock options	859	438	2,117
Taxes paid for net share settlements	(296)	—	—

Net cash provided by financing activities	7,360	17,012	29,181

Effect of exchange rate changes	(36)	—	—

Net increase (decrease) in cash and cash equivalents	44,305	(35,833)	26,315
Cash and cash equivalents at beginning of year	2,508	38,341	12,026

Cash and cash equivalents at end of year	$46,813	$2,508	$38,341

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,634	$5,002	$2,624
Income taxes	16,268	8,085	12,131
Detail of Jessica Howard/Industrial Cotton acquisition:
Acquired intangibles			$4,812
Fair value of other assets acquired			3,491

Fair value of total assets acquired			$8,303

Detail of Andrew Marc acquisition:
Acquired intangibles		$36,595
Fair value of other assets acquired, net		19,176

Fair value of total assets acquired		55,771
Liabilities assumed		(12,643)

Cash paid for acquisition		43,128
Cash acquired		77

Net cash paid for acquisition		$43,051

Detail of Wilsons acquisition:
Fair value of total assets acquired		$25,715
Liabilities assumed		(631)

Cash paid for acquisition		25,084
Cash acquired		87

Net cash paid for acquisition		$24,997

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

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

Goods are shipped to retailers in accordance with specific customer orders. The Company recognizes wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by the Company to be when title to the merchandise passes to the customer. In addition, the Company acts as an agent in brokering sales between customers and overseas factories. On these transactions, the Company recognizes commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors, transfers to customers when the goods have been delivered to the customer. The Company recognizes commission income upon the completion of the delivery by its vendors to the customer. The Company recognizes retail sales upon customer receipt of the merchandise generally at the point of sale. The Company’s sales are recorded net of applicable sales taxes. Both wholesale and retail store revenues are shown net of returns, discounts and other allowances.

4.	Returns and Allowances

The Company reserves against known chargebacks, as well as for an estimate of potential future deductions and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational chargebacks, which include shipping violations and freight charges. Estimated costs associated with allowable deductions for customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable.

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate. The Company writes off uncollectible trade receivables once collection efforts have been exhausted.

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

The following are the estimated lives of the Company’s fixed assets:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Computer equipment and software	2 to 5 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvement; whichever is shorter.

8.	Impairment of Long-Lived Assets

In accordance with Statements of Financial Accounting Standards ASC Topic 360, Property, Plant and Equipment, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

9.	Income Taxes

The Company accounts for income taxes and uncertain tax positions in accordance with ASC Topic 740 — Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

10.	Net Income (Loss) Per Common Share

Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. For the years ended

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2010, 2009 and 2008, approximately 407,850, 401,440 and 96,000 shares, respectively, have been excluded from the diluted per share calculation as their inclusion would be been anti-dilutive. The Company issued 222,692, 223,998 and 374,600 shares of common stock related to the exercise of stock options and the vesting of restricted stock grants during the years ended January 31, 2010, 2009 and 2008, respectively.

A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss)	$31,718	$(14,029)	$17,490

Basic net income (loss) per share:
Basic common shares	16,990	16,536	16,119

Basic net income (loss) per share	$1.87	$(0.85)	$1.09

Diluted net income (loss) per share:
Basic common shares	16,990	16,536	16,119
Stock options and warrants	243	—	551
Unvested restricted stock awards*	125	—	—

Diluted common shares	17,358	16,536	16,670

Diluted net income (loss) per share	$1.83	$(0.85)	$1.05

*	Represents contingently issuable shares that would have met the market condition if the performance period concluded at the end of the reporting period.

11.	Stock-based Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after February 1, 2006 are measured and accounted for in accordance with ASC 718. Unvested equity-based awards that were granted prior to February 1, 2006 will be accounted for in accordance with ASC 718 and recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the Consolidated Statement of Cash Flows as a financing activity rather than an operating activity as it was classified in the past.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Restricted stock awards generally vest over a four year period. Most awards that have been granted also include a performance condition that provides for the award to vest only after the company’s stock price trades above a predetermined market level for a period of twenty consecutive trading days. All awards are expensed on a straight line basis.

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

Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $26.1 million, $21.9 million and $15.9 million for the years ended January 31, 2010, 2009 and 2008, respectively.

14.	Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising expense was $29.8 million, $25.4 million and $16.5 million for the years ended January 31, 2010, 2009 and 2008 respectively. Prepaid advertising, which represents advance payments to licensors for contractual advertising, was $3.0 million and $3.1 million at January 31, 2010 and 2009, respectively.

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

18.	Effects of Recently Issued Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“the “Codification”) became effective (ASC Topic 105). This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the adoption of this pronouncement, the Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. Accordingly, all accounting references have

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been updated and SFAS references have been replaced with ASC references as if the SFAS has been adopted into the Codification. The adoption of the Codification had no impact on our results of operations or our financial position.

In May 2009, the FASB issued an accounting standard which provided guidance on accounting for and disclosing subsequent events (ASC Topic 855 — Subsequent Events, originally issued as FASB Statement No. 165, Subsequent Events). This pronouncement establishes principles and requirements for subsequent events, which are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for interim or annual financial periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our results of operations or our financial position. We evaluated events and transactions that occurred after the balance sheet date through April 15, 2010, the date at which we issued our financial statements.

In December 2007, the FASB issued revised guidance on business combinations (ASC 810 — Business Combinations, originally issued as FASB Statement No. 141(Revised), Business Combinations), which revises how business combinations are accounted for, both at the acquisition date and in subsequent periods. This pronouncement requires the acquiring entity in a business combination to (i) measure all assets acquired and liabilities assumed at their fair value at the acquisition date, (ii) recognize the full fair value of assets acquired and liabilities assumed in either a full or a partial acquisition, (iii) expense transaction and restructuring costs and (iv) provide additional disclosures not required under prior rules. The pronouncement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of this pronouncement did not have a significant impact on its financial position and results of operations.

NOTE B —	INVENTORIES

Inventories consist of:

	January 31,
	2010	2009
	(In thousands)

Finished goods	$116,627	$113,824
Raw materials and work-in-process	3,250	2,788

	$119,877	$116,612

Raw materials of $3.1 million and $2.6 million, net of allowances, were maintained in China at January 31, 2010 and 2009, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C —	PROPERTY AND EQUIPMENT

Property and equipment at cost consist of:

	January 31,
	2010	2009
	(In thousands)

Machinery and equipment	$817	$787
Leasehold improvements	11,408	10,740
Furniture and fixtures	2,188	1,803
Computer equipment	2,354	2,077

	16,767	15,407
Less accumulated depreciation	9,228	5,544

	$7,539	$9,863

Depreciation expense amounted to $3.8 million, $2.9 million and $1.9 million for the years ended January 31, 2010, 2009 and 2008, respectively.

NOTE D —	ACQUISITIONS AND INTANGIBLES

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

Intangible assets consist of:

		January 31,
	Estimated Life	2010	2009
		(In thousands)

Gross carrying amounts
Licenses	3.5 - 5.5 years	$12,573	$12,573
Trademarks	8 - 12 years	2,194	3,276
Customer relationships	5 - 15 years	5,900	5,900
Non-compete agreements	3.5 - 4.0 years	1,058	1,058

Subtotal		21,725	22,807

Accumulated amortization
Licenses		12,071	11,435
Trademarks		769	1,549
Customer relationships		1,359	858
Non-compete agreements		910	769

Subtotal		15,109	14,611

Net
Licenses		502	1,138
Trademarks		1,425	1,727
Customer relationships		4,541	5,042
Non-compete agreements		148	289

Subtotal		6,616	8,196

Unamortized intangible assets
Goodwill (Deductible for tax purposes)		26,100	25,494
Trademark		13,210	13,210

Subtotal		39,310	38,704

Total intangible assets, net		$45,926	$46,900

Intangible amortization expense amounted to $1.6 million, $4.0 million and $3.5 million for the years ended January 31, 2010, 2009 and 2008, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)

2011	$1,361
2012	880
2013	759
2014	559
2015	559

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. We perform our test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies. As a result of the fiscal 2009 impairment analysis, we determined that the goodwill balance existing in our non-licensed apparel segment was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $31.2 million in the fourth quarter of fiscal 2009.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired. Sales and profitability for the Marvin Richard’s brand have significantly deteriorated and are not expected to recover. As a result, the Company recorded an impairment charge of $2.3 million to this trademark in the fourth quarter of fiscal 2009.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (Wholesale licensed segment) and trademarks (Wholesale non-licensed segment) acquired. The changes in the carrying amount of goodwill for the years ended January 31, 2009 and 2010 are as follows:

	Wholesale
	Licensed	Non-Licensed
	(In thousands)

Balance at January 31, 2008	$20,867	$10,879
Purchase of Andrew Marc	—	20,005
Contingent purchase price	4,627	318
Impairment charges	—	(31,202)

Balance at January 31, 2009	25,494	—
Contingent purchase price	606	—

Balance at January 31, 2010	$26,100	$—

NOTE E —	CONTINGENT PURCHASE PRICE PAYABLE

In July 2005, the Company acquired Marvin Richards and the operating assets of the Winlit Group. The former principals of each of Marvin Richards and the Winlit Group were entitled to receive additional purchase price based on the performance of these divisions through January 31, 2009. Contingent payments in the aggregate amount of $5.5 million and $4.9 million have been recorded based upon the performance of these divisions with respect to the fiscal years ended January 31, 2009 and 2008, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	NOTES PAYABLE

The Company has a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which, in April 2008, was amended and extended to July 11, 2011, is a senior collateralized credit facility that provides for borrowings under a revolving line of credit in the aggregate principal amount of up to $250 million. This financing replaced the Company’s prior financing that consisted of a revolving line of credit that provided for borrowings in the aggregate principal amount of up to $165 million and a term loan in the initial principal amount of $30 million.

The financing agreement provides for a maximum revolving line of credit of $250 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest at the Company’s option at the prime rate plus 0.75% or LIBOR plus 3.0%.

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

The weighted average interest rate for amounts borrowed under the credit facility was 3.5% and 4.5% for the years ended January 31, 2010 and 2009, respectively. The Company was contingently liable under letters of credit in the amount of approximately $13.6 million and $8.1 million at January 31, 2010 and 2009, respectively.

NOTE G —	INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2010	2009	2008
	(In thousands)

Current
Federal	$18,608	$7,720	$12,360
State and city	4,152	1,670	3,953
Foreign	8	6	7

	22,768	9,396	16,320
Deferred tax benefit	(2,984)	(4,808)	(4,613)

Income tax expense	$19,784	$4,588	$11,707

Income (loss) before income taxes
United States	$51,454	$(9,483)	$27,797
Non-United States	48	42	1,400

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(In thousands)

Deferred tax assets
Compensation	$1,326	$1,745
Provision for bad debts and sales allowances	11,934	8,507
Inventory write-downs	2,055	1,223
Other	—	90

Deferred tax assets, current	15,315	11,565

Compensation	1,555	725
Depreciation and amortization	7,029	8,758
Straight-line lease	418	615
Supplemental employee retirement plan	268	124
Net operating loss	1,393	1,369
Other	9	49

Deferred tax assets, non-current	10,672	11,640

Total deferred tax assets	25,987	23,205

Deferred tax liabilities
Prepaid expenses and other, current	(1,529)	(1,578)
Intangibles, non-current	(6,495)	(6,648)

Net deferred tax assets	$17,963	$14,979

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2010	2009	2008

Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and city income taxes, net of Federal income tax benefit	4.9	(6.0)	6.4
Effect of foreign taxable operations	—	0.1	—
Effect of permanent differences resulting in Federal taxable income	0.5	(82.4)	0.3
Other, net	(2.0)	4.7	(1.6)

Actual provision for income taxes	38.4%	(48.6)%	40.1%

In February 2007, the Company adopted guidance for accounting for uncertain income tax positions, currently included in ASC Topic 740. The Company commenced a review of all open tax years in all jurisdictions. As a result of the implementation, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings as of February 1, 2007. As of January 31, 2010, the Company had no material unrecognized tax benefits.

The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Operations. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. Federal income tax returns have been examined through January 31, 2005.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.6 million at January 31, 2010. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE H —	NON-RECURRING CHARGE

Included in selling, general and administrative expenses in the accompanying statements of income for the year ended January 31, 2008 is approximately $860,000 related to the reversal of accrued expenses and the write-off of certain assets and liabilities related to the completion of the closing of the Company’s Indonesian operation.

NOTE I —	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases warehousing, executive and sales facilities, retail stores, equipment and vehicles under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2010:

	Operating Leases
Year Ending January 31,	Wholesale	Retail	Total
	(In thousands)

2011	$8,237	$11,223	$19,460
2012	7,119	9,437	16,556
2013	6,283	5,737	12,020
2014	6,621	4,539	11,160
2015	5,377	3,671	9,048
Thereafter	46,123	7,448	53,571

	$79,760	$42,055	$121,815

Rent expense on the above operating leases for the years ended January 31, 2010, 2009 and 2008 was approximately $20.7 million, $15.9 million and $6.2 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreements

The Company has entered into license agreements that provide for royalty payments from 3% to 15% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $44.4 million, $36.3 million and $31.9 million, for the years ended January 31, 2010, 2009 and 2008, respectively. Contractual advertising expense associated with certain license agreements (included in selling, general and administrative expense) was $14.0 million, $9.0 million and $8.7 million for the years ended January 31, 2010, 2009 and 2008, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)

2011	$42,234
2012	42,060
2013	29,696
2014	10,703
2015	3,883

$128,576

NOTE J —	STOCKHOLDERS’ EQUITY

Public Offerings

On December 21, 2009, the Company completed a public offering of 1,700,000 shares of common stock at a public offering price of $19.50 per share. The Company received net proceeds of $30.9 million from this offering after payment of the underwriting discount and expenses of the offering. On December 30, 2009, the Company received additional net proceeds of $3.8 million in connection with the sale of 207,010 shares of common stock pursuant to the exercise of the underwriters’ overallotment option.

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

Stock Options

As of January 31, 2010, the Company has 2,031,601 shares available for grant under its stock plans. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding all stock options for fiscal 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at beginning of year	1,003,750	$10.33	1,092,548	$8.33	1,298,798	$4.76
Exercised	(189,250)	$6.28	(223,998)	$2.61	(374,600)	$2.96
Granted	18,000	$11.10	151,000	$14.20	292,600	$17.58
Cancelled or forfeited	(15,450)	$12.87	(15,800)	$18.43	(124,250)	$9.07

Stock options outstanding at end of year	817,050	$11.23	1,003,750	$10.33	1,092,548	$8.33

Exercisable	471,950	$8.82	531,430	$6.65	624,198	$4.13

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2010	Contractual Life	Price	2010	Price

$ 3.00 - $ 8.00	313,800	3.00	$4.84	307,800	$4.82
$ 8.01 - $12.00	95,400	7.01	$10.32	10,200	$8.20
$12.01 - $16.00	182,500	8.26	$13.79	50,900	$13.68
$16.01 - $20.00	225,350	7.65	$18.44	103,050	$18.45

	817,050			471,950

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on ASC 718 and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2010, 2009 and 2008, respectively:

	2010	2009	2008

Expected stock price volatility	56.5%	48.9% - 49.2%	47.8 - 48.9%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	n/a	6 years	6 years
Risk-free interest rate	3.5%	3.1% - 3.7%	3.4 - 5.0%
Expected dividend yield	0%	0%	0%

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on an historical annual forfeiture rate. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for stock options outstanding was 5.9 years at January 31, 2010. The aggregate intrinsic value at January 31, 2010 was $5.3 million for stock options outstanding and $4.2 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2010, the reporting date.

Proceeds received from the exercise of stock options were approximately $1.2 million and $586,000 during the years ended January 31, 2010 and 2009, respectively. The intrinsic value of stock options exercised was $2.1 million and $1.3 million for the years ended January 31, 2010 and 2009, respectively. A portion of this amount is currently deductible for tax purposes.

As of January 31, 2010, approximately $5.5 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2015.

The weighted average fair value at date of grant for options granted during fiscal 2010, 2009 and 2008 was $6.67, $7.30 and $9.06 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

Restricted Stock

	Awards	Weighted Average
	Outstanding	Grant Date Fair Value

Unvested as of January 31, 2008	—
Granted	335,000	$9.40

Unvested as of January 31, 2009	335,000	$9.40
Granted	246,000	$6.94
Vested	58,750	$10.85

Unvested as of January 31, 2010	522,250	$8.08

The Company recognized $1.1 million and $450,000 in compensation expense related to the restricted stock grants for the years ended January 31, 2010 and 2009, respectively. At January 31, 2010 and 2009, unrecognized costs related to the restricted stock units totaled approximately $3.4 million and $2.7 million, respectively.

Stock Warrants

The Company has five year warrants to purchase an aggregate of up to 375,000 shares of its Common Stock outstanding in connection with its July 13, 2006 private placement, at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	MAJOR CUSTOMERS

One customer accounted for 16.8%, 15.4% and 18.9% of the Company’s net sales for the years ended January 31, 2010, 2009 and 2008, respectively. Sales to this customer were primarily in the wholesale licensed segment.

NOTE L —	RELATED PARTY TRANSACTIONS

During the year ended January 31, 2008, the Company leased space from 345 W 37th Corp. (“345 West”), a property owned by two principal stockholders, one of whom is an executive officer. Rent and other operating expenses paid by the Company to 345 West during the year ended January 31, 2008, amounted to approximately $102,000.

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

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 3% of the participant’s compensation. For the year ended January 31, 2010, the Company made matching contributions of approximately $800,000. The Company did not elect to make matching contributions for the year ended January 31, 2009. For the year ended January 31, 2008, the Company made matching contributions of approximately $537,000.

NOTE N —	SEGMENTS

The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008, now operating as AM Retail Group, Inc. The Company had an insignificant retail operation prior to this acquisition and the results of this operation are included in the Company’s retail operations segment. Previously, the Company’s retail operation was primarily included in the non-licensed apparel segment. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not represent that these segments, if operated independently, would report the operating results below. The following information, in thousands, is presented for the fiscal years indicated below:

	2010			2009			2008
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-			Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail(1)	Licensed	Licensed

Net sales(2)	$523,606	$188,318	$126,608	$430,204	$202,400	$78,542	$364,989	$153,879
Cost of goods sold(2)	367,416	134,600	69,648	310,730	150,969	48,756	260,710	118,707

Gross profit	156,190	53,718	56,960	119,474	51,431	29,786	104,279	35,172
Selling, general and administrative	111,075	35,099	59,107	95,721	33,229	35,148	71,520	30,149
Depreciation and amortization	837	3,338	1,205	2,601	3,768	578	3,882	1,545
Impairment charges	—	—	—	—	33,523	—	—	—

Operating profit/(loss)	$44,278	$15,281	$(3,352)	$21,152	$(19,089)	$(5,940)	$28,877	$3,478

(1)	Results for the retail operations segment for fiscal 2009 only include operations of the Wilsons retail outlet stores from July 8, 2008, the date the Company acquired certain assets related to the Wilsons retail outlet business.

(2)	Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $37.7 million of intersegment sales to the Company’s retail operations for the year ended January 31, 2010. Intersegment sales for the year ended January 31, 2009 were not significant.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2010		2009		2008
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
	(In thousands)

Geographic region
United States	$782,285	$65,677	$699,887	$70,061	$513,903	$53,714
Non-United States	18,579	184	11,259	200	4,965	219

	$800,864	$65,861	$711,146	$70,261	$518,868	$53,933

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2010, 2009 and 2008.

Included in finished goods inventory at January 31, 2010 are approximately $63.7 million, $24.4 million and $28.5 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at January 31, 2009 are approximately $59.1 million, $29.7 million and $25.0 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share numbers, for the fiscal years ended January 31, 2010 and 2009 are as follows:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2009	2009	2009	2010

January 31, 2010
Net sales	$107,563 (a)	$135,926	$363,540	$193,835
Gross profit	31,215	40,815	125,628	69,210
Net income/(loss)	(6,819)	(2,776)	32,303	9,010	(b)
Net income/(loss) per common share
Basic	$(0.41)	$(0.17)	$1.93	$0.51	(b)
Diluted	(0.41)	(0.17)	1.87	0.49	(b)

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2008	2008	2008	2009

January 31, 2009
Net sales	$75,396	$113,462	$351,599	$170,689
Gross profit	17,537	28,881	112,519	41,754
Net income/(loss)	(6,888)	(3,852)	28,836	(32,125	)(c)
Net income/(loss) per common share
Basic	$(0.42)	$(0.23)	$1.74	$(1.93	)(c)
Diluted	(0.42)	(0.23)	1.68	(1.93	)(c)

(a)	Net sales reported above differ from net sales reported in the Company’s statement of operations in Form 10-Q for the period ended April 30, 2009 as a result of an intercompany reclassification between sales and cost of sales.

(b)	Includes a one-time tax benefit related to an increase in an acquired net operating loss of $1.6 million, or $0.09 per share.

(c)	Includes a pre-tax charge of $33.5 million, ($28.4 million, net of tax, or $1.69 per share), for impairment of goodwill and trademarks.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End of
Description	of Period	Expenses	Accounts	(a)	Period
	(In thousands)

Year ended January 31, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$1,525	$672		$608	$1,589
Reserve for sales allowances(b)	19,464	57,150		49,111	27,503

	$20,989	$57,822		$49,719	$29,092

Year ended January 31, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$923	$600		$(2)	$1,525
Reserve for sales allowances(b)	21,801	49,034		51,371	19,464

	$22,724	$49,634		$51,369	$20,989

Year ended January 31, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$1,427	$245		$749	$923
Reserve for sales allowances(b)	14,048	37,933		30,180	21,801

	$15,475	$38,178		$30,929	$22,724

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1