Form 10-Q
period 2010-04-30
G III APPAREL GROUP LTD /DE/
filed 2010-06-07
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2010, there were 19,099,214 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,869	$2,262	$46,813
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $28,184, $17,452 and $29,092, respectively	82,887	52,307	73,456
Inventories	100,006	89,354	119,877
Prepaid income taxes	—	5,188	—
Deferred income taxes	15,315	11,565	15,315
Prepaid expenses and other current assets	14,561	14,280	10,694

Total current assets	230,638	174,956	266,155
PROPERTY AND EQUIPMENT, NET	11,585	9,755	7,539
DEFERRED INCOME TAXES	10,672	11,640	10,672
OTHER ASSETS	1,893	1,783	1,723
INTANGIBLES, NET	19,482	20,940	19,826
GOODWILL	26,100	25,494	26,100

	$300,370	$244,568	$332,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$31,080	$—
Income taxes payable	602	—	10,874
Accounts payable	37,502	28,966	50,337
Accrued expenses	17,189	14,916	29,333
Contingent purchase price payable	—	4,935	—
Deferred income taxes	1,529	1,578	1,529

Total current liabilities	56,822	81,475	92,073
DEFERRED INCOME TAXES	6,495	6,648	6,495
OTHER NON-CURRENT LIABILITIES	1,877	620	1,237

TOTAL LIABILITIES	65,194	88,743	99,805

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 19,466,439, 17,063,002 and 19,192,704 shares issued	195	171	192
Additional paid-in capital	142,104	99,901	137,764
Accumulated other comprehensive loss	(41)	—	(36)
Retained earnings	93,888	56,723	95,260
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	235,176	155,825	232,210

	$300,370	$244,568	$332,015

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$154,278	$107,563

Cost of goods sold	105,241	76,348

Gross profit	49,037	31,215

Selling, general and administrative expenses	49,682	40,883
Depreciation and amortization	1,280	1,404

Operating loss	(1,925)	(11,072)

Interest and financing charges, net	362	685

Loss before income taxes	(2,287)	(11,757)

Income tax benefit	(915)	(4,938)

Net loss	$(1,372)	$(6,819)

NET LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.07)	$(0.41)

Weighted average number of shares outstanding	18,903	16,696

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(1,372)	$(6,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280	1,404
Stock based compensation	661	415
Deferred financing charges	104	140
Changes in operating assets and liabilities:
Accounts receivable, net	(9,431)	17,389
Inventories	19,871	27,258
Income taxes, net	(10,272)	(10,410)
Prepaid expenses and other current assets	(3,867)	(3,961)
Other assets, net	(274)	(64)
Accounts payable, accrued expenses and other liabilities	(24,339)	(26,800)

Net cash used in operating activities	(27,639)	(1,448)

Cash flows from investing activities
Capital expenditures	(4,982)	(830)

Net cash used in investing activities	(4,982)	(830)

Cash flows from financing activities
Proceeds from notes payable, net	—	2,032
Proceeds from exercise of stock options	1,113	—
Tax benefit from exercise/vesting of equity awards	2,569	—

Net cash provided by financing activities	3,682	2,032

Effect of exchange rate changes	(5)	—

Net decrease in cash and cash equivalents	(28,944)	(246)
Cash and cash equivalents at beginning of period	46,813	2,508

Cash and cash equivalents at end of period	$17,869	$2,262

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$258	$751
Income taxes	6,788	5,446
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three month period ended April 30, 2010 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.
The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2010.
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	April 30,	April 30,	January 31,
	2010	2009	2010
	(In thousands)

Finished goods	$93,531	$85,273	$116,627
Raw materials and work-in-process	6,475	4,081	3,250

	$100,006	$89,354	$119,877

Note 3 — Net Loss per Common Share
Basic net loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. All stock options, warrants and restricted stock outstanding as of April 30, 2010 and 2009 have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the year ended January 31, 2010 and the three months ended April 30, 2010, 222,702 and 273,735 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.
Note 4 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The financing agreement is a senior secured revolving credit facility. The interest rate under this credit facility during the three month period ended April 30, 2010 was the prime rate plus 0.75%, or LIBOR plus 3.00%, at the Company’s option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of April 30, 2010, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.

Note 4 — Notes Payable (continued)
The financing agreement was amended in May 2010 to (a) increase the maximum line of credit from $250 million to $300 million; (b) reduce the interest rate on borrowings to, at the Company’s option, the prime rate plus 0.50% or LIBOR plus 2.75%, (c) extend the maturity of the loan from July 11, 2011 to July 31, 2013, and (d) revise the maximum senior leverage ratio that must be maintained.
Note 5 — Segments
The Company’s reportable segments are business units that offer different products and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results below. The following information, in thousands, is presented for the three month period indicated below:

	Three Months Ended April 30,
	2010			2009
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (1)	$92,432	$40,265	$30,006	$59,997	$28,779	$27,157

Cost of goods sold (1)	68,271	28,587	16,808	45,229	22,836	16,653

Gross profit	24,161	11,678	13,198	14,768	5,943	10,504

Selling, general and administrative	26,666	9,078	13,938	19,246	7,406	14,231
Depreciation and amortization	154	815	311	209	919	276

Operating profit (loss)	$(2,659)	$1,785	$(1,051)	$(4,687)	$(2,382)	$(4,003)

(1)
Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $8.4 million of intersegment sales to the Company’s retail operations for each of the three months ended April 30, 2010 and 2009.

Included in finished goods inventory at April 30, 2010 are approximately $52.6 million, $16.6 million and $24.3 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at April 30, 2009 are approximately $46.9 million, $17.5 million and $20.9 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2010 is referred to as “fiscal 2010”.
Statements in this Quarterly Report on Form 10-Q concerning our business outlook or future economic performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matter, are “forward-looking statements” as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, reliance on licensed product, reliance on foreign manufacturers, risks of doing business abroad, the current economic and credit environment, the nature of the apparel industry, including changing consumer demand and tastes, customer concentration, seasonality, risks of operating a retail business, customer acceptance of new products, the impact of competitive products and pricing, dependence on existing management, possible disruption from acquisitions and general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
Overview
G-III designs, manufactures, and markets an extensive range of outerwear, sportswear and dresses, including coats, jackets, pants and women’s suits. We sell our products under our own proprietary brands, which include the Andrew Marc, Marc New York and Marc Moto labels, licensed brands and private retail labels. G-III also operates retail stores, almost all of which are outlet stores operated under the Wilsons Leather name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that has affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions and concerns about the access of retailers and consumers to credit may have a negative impact on our results for fiscal 2011.
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

In February 2008, we acquired Andrew Marc, a supplier of fine outerwear for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we have entered into agreements to license the Andrew Marc and Marc New York brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. In May 2010, we entered into a license agreement with the Jones Jeanswear Division of Jones Apparel Group for the design, marketing and distribution of Andrew Marc, Marc New York and Marc Moto men’s denim and related sportswear. The initial launch of these products under our Marc Moto label is expected to commence in the fourth quarter of 2010. We also launched Andrew Marc and Marc New York dress lines utilizing our own in-house designers and our manufacturing sources.
In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, as well as during the first quarter of fiscal 2011. During fiscal 2010, we undertook the following initiatives to improve the performance of our retail outlet business:
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
As a result, the amount of the operating loss in our retail segment was reduced in fiscal 2010, as well as in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2010, the first full year of operation for us. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability.
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
We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail operations segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. In May 2010, we added licenses for Calvin Klein better luggage and for Calvin Klein better women’s handbags and small leather goods. First shipment of these products is expected to commence in 2011.
We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we offer through different tiers of retail distribution, for a wide array of products and at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of developing brands. We are continually having discussions with licensors regarding new opportunities.

Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues and increases in raw material and transportation costs.
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
A number of retailers are experiencing financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to lower credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.
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
Results of Operations
Three months ended April 30, 2010 compared to three months ended April 30, 2009
Net sales for the three months ended April 30, 2010 increased to $154.3 million from $107.6 million in the same period last year. Net sales of wholesale licensed apparel increased to $92.4 million from $60.0 million primarily as a result of an increase of $31.7 million in net sales of Calvin Klein licensed product, primarily due to increased sales of women’s dresses and sportswear. Net sales of wholesale non-licensed apparel in the three months ended April 30, 2010 increased to $40.3 million from $28.8 million primarily due to a $6.6 million increase in net sales of our Jessica Howard dress division. Net sales of our retail operations were $30.0 million for the three months ended April 30, 2010 compared to $27.2 million in the same period last year primarily as a result of an increase in outerwear sales.
Gross profit increased to $49.0 million, or 31.8% of net sales, for the three month period ended April 30, 2010, from $31.2 million, or 29.0% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 26.1% in the three month period ended April 30, 2010 compared to 24.6% in the same period last year primarily as a result of increased sales volume in our Calvin Klein dress division which typically has a higher gross margin percentage than other Calvin Klein products sold by us. The gross profit percentage in our wholesale non-licensed apparel segment increased to 29.0% in the three month period ended April 30, 2010 from 20.6% in the same period last year primarily as a result of improved margins on increased sales volume of our Jessica Howard division. The gross profit percentage for our retail operations segment was 44.0% for the three months ended April 30, 2010 compared to 38.7% for the comparable period last year as a result of higher initial margins and less markdown activity across substantially all product categories.

Selling, general and administrative expenses increased $8.8 million to $49.7 million in the three month period ended April 30, 2010 from $40.9 million in the same period last year. This increase is primarily a result of increases in personnel costs ($4.5 million), advertising and promotion expenses ($1.9 million) and outside warehousing ($924,000). Personnel costs increased due to an increase in accrued bonuses as a result of expected profitability for the year and as a result of salaries in the prior comparable period being reduced as part of cost cutting measures taken by us that were in effect for the first six months of fiscal 2010. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. Outside warehousing costs increased as a result of increased shipping volume.
Depreciation and amortization decreased to $1.3 million in the three months ended April 30, 2010 from $1.4 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2010.
Interest and finance charges, net for the three months ended April 30, 2010 were approximately $362,000 compared to $685,000 for the comparable period last year. Our charges were lower because we did not draw on our credit facility in the first fiscal quarter due to application of the proceeds from our public offering in December 2009 to temporarily pay down debt under the facility.
Income tax benefit for the three months ended April 30, 2010 was $915,000 compared to $4.9 million for the same period last year. Income tax benefit decreased because our loss before income taxes was significantly less in the three months ended April 30, 2010. The effective tax rate for the three month period ended April 30, 2010 was 40.0% compared to an effective tax rate of 42.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily due to not being able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
Liquidity and Capital Resources
Our primary cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements have been borrowings under our credit facility, cash generated from operations and proceeds from offerings of our common stock.
The amount borrowed under our line of credit varies based on our seasonal requirements. At April 30, 2010, we had cash and cash equivalents of $17.9 million and no outstanding borrowings. At April 30, 2009, we had cash and cash equivalents of $2.3 million and outstanding borrowings of $31.1 million. The primary reason for our improved cash and borrowing positions compared to last year was the receipt of $34.7 million in net proceeds from our public offering of common stock in December 2009.
Our contingent liability under open letters of credit was approximately $26.5 million as of April 30, 2010 compared to $23.5 million as of April 30, 2009.
Financing Agreement
We have a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The financing agreement is a senior secured revolving credit facility. The interest rate under this credit facility during the three month period ended April 30, 2010 was the prime rate plus 0.75%, or LIBOR plus 3.00%, at our option. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of April 30, 2010, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

The financing agreement was amended in May 2010 to (a) increase the maximum line of credit from $250 million to $300 million, (b) reduce the interest rate on borrowings by 0.25% to, at our option, the prime rate plus 0.50% or LIBOR plus 2.75%, (c) extend the maturity of the loan from July 11, 2011 to July 31, 2013, and (d) revise the maximum senior leverage ratio that we must maintain.
Cash from Operating Activities
We used $27.6 million of cash from operating activities during the three months ended April 30, 2010, primarily as a result of a decrease in accounts payable and accrued expenses of $24.3 million, a net decrease in our income tax payable of $10.3 million, and an increase of $9.4 million in accounts receivable, offset in part by a decrease of $19.9 million in inventory.
The decrease in accounts payable is primarily attributable to vendor payments made in the first quarter as we collected our accounts receivable from the fall shipping season. The decrease in income taxes payable is attributable to income taxes paid subsequent to year end as a result of our fiscal 2010 income. The increase in accounts receivable resulted primarily from an increase in sales in our women’s dress and sportswear businesses. Growth in our dress and sportswear businesses reversed our typical seasonal trend of having lower accounts receivable in our first quarter. Our inventory decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters.
Cash from Investing Activities
We used $5.0 million of cash in investing activities in the three months ended April 30, 2010 for capital expenditures. In December 2009, we entered into a lease for a new warehouse facility. In March 2010, we amended our leases for our existing corporate showrooms and offices to extend the leases and add additional office space. We expect our capital expenditures for fiscal 2011 to be an aggregate of approximately $13.0 million, net of landlord contributions, for the build out and renovation of the additional warehouse facility and office space, as well as of additional retail outlet stores.
Cash from Financing Activities
Cash from financing activities provided $3.7 million in the three months ended April 30, 2010, as a result of $2.6 million in tax benefits recognized from equity compensation and $1.1 million of proceeds from the exercise of stock options.
Financing Needs
We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit and our public offering of common stock in December 2009, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2010 are those that depend most heavily on these judgments and estimates. As of April 30, 2010, there have been no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2010.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

10.1
Amendment No. 4 (as revised), dated May 13, 2010, to Amended and Restated Financing Agreement, by and among G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc &Co., Inc., Andrew & Suzanne Company Inc. AM Retail Group, Inc. and the Lenders that are parties thereto and JPMorgan Chase Bank, N.A., as Agent.

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: June 7, 2010	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 7, 2010	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer