Form 10-Q
period 2010-07-31
G III APPAREL GROUP LTD /DE/
filed 2010-09-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Yes ☐          No ☑
As of September 1, 2010, there were 19,177,547 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,147	$5,682	$46,813
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $27,111, $17,199 and $29,092, respectively	119,662	90,897	73,456
Inventories	223,543	172,439	119,877
Prepaid income taxes	—	7,418	—
Deferred income taxes	15,315	11,565	15,315
Prepaid expenses and other current assets	18,046	16,554	10,694

Total current assets	382,713	304,555	266,155
PROPERTY AND EQUIPMENT, NET	16,367	9,146	7,539
DEFERRED INCOME TAXES	10,672	11,640	10,672
OTHER ASSETS	2,340	1,530	1,723
INTANGIBLES, NET	19,137	20,515	19,826
GOODWILL	26,100	25,713	26,100

	$457,329	$373,099	$332,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$77,411	$111,336	$—
Income taxes payable	1,363	—	10,874
Accounts payable	107,521	83,165	50,337
Accrued expenses	19,012	15,777	29,333
Deferred income taxes	1,529	1,578	1,529

Total current liabilities	206,836	211,856	92,073

DEFERRED INCOME TAXES	6,495	6,648	6,495
OTHER NON-CURRENT LIABILITIES	4,289	700	1,237

TOTAL LIABILITIES	217,620	219,204	99,805

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 19,540,272, 17,115,044 and 19,192,704 shares issued	195	171	192
Additional paid-in capital	143,638	100,747	137,764
Accumulated other comprehensive loss	(41)	—	(36)
Retained earnings	96,887	53,947	95,260
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	239,709	153,895	232,210

	$457,329	$373,099	$332,015

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$188,960	$135,926

Cost of goods sold	128,206	95,111

Gross profit	60,754	40,815

Selling, general and administrative expenses	53,844	43,195
Depreciation and amortization	1,277	1,384

Operating profit / (loss)	5,633	(3,764)

Interest and financing charges, net	634	1,022

Income / (loss) before income taxes	4,999	(4,786)

Income tax expense / (benefit)	2,000	(2,010)

Net income / (loss)	$2,999	$(2,776)

NET INCOME / (LOSS) PER COMMON SHARE:

Basic:

Net income / (loss) per common share	$0.16	$(0.17)

Weighted average number of shares outstanding	19,126	16,726

Diluted:

Net income / (loss) per common share	$0.15	$(0.17)

Weighted average number of shares outstanding	19,652	16,726

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended July 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$343,237	$243,489

Cost of goods sold	233,447	171,459

Gross profit	109,790	72,030

Selling, general and administrative expenses	103,525	84,078
Depreciation and amortization	2,557	2,788

Operating profit / (loss)	3,708	(14,836)

Interest and financing charges, net	996	1,707

Income / (loss) before income taxes	2,712	(16,543)

Income tax expense / (benefit)	1,085	(6,948)

Net income / (loss)	$1,627	$(9,595)

NET INCOME / (LOSS) PER COMMON SHARE:

Basic:

Net income / (loss) per common share	$0.09	$(0.57)

Weighted average number of shares outstanding	19,016	16,711

Diluted:

Net income / (loss) per common share	$0.08	$(0.57)

Weighted average number of shares outstanding	19,540	16,711

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income / (loss)	$1,627	$(9,595)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	2,557	2,788
Stock based compensation	1,534	900
Deferred financing charges	498	377
Changes in operating assets and liabilities:
Accounts receivable, net	(46,206)	(21,202)
Inventories	(103,666)	(55,827)
Income taxes, net	(9,511)	(12,640)
Prepaid expenses and other current assets	(7,376)	(6,235)
Other assets, net	(1,091)	(49)
Accounts payable, accrued expenses and other liabilities	49,915	28,342

Net cash used in operating activities	(111,719)	(73,141)

Cash flows from investing activities
Capital expenditures	(10,696)	(1,180)
Contingent purchase price paid	—	(5,154)

Net cash used in investing activities	(10,696)	(6,334)

Cash flows from financing activities
Proceeds from notes payable, net	77,411	82,288
Proceeds from exercise of stock options	1,161	65
Tax benefit from exercise/vesting of equity awards	3,182	296

Net cash provided by financing activities	81,754	82,649

Effect of exchange rate changes	(5)	—

Net increase / (decrease) in cash and cash equivalents	(40,666)	3,174
Cash and cash equivalents at beginning of period	46,813	2,508

Cash and cash equivalents at end of period	$6,147	$5,682

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,304	$1,667
Income taxes	7,404	5,394
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and six month periods ended July 31, 2010 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.
The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the Securities and Exchange Commission.
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	July 31,	July 31,	January 31,
	2010	2009	2010
	(In thousands)

Finished goods	$215,392	$168,006	$116,627
Raw materials and work-in-process	8,151	4,433	3,250

	$223,543	$172,439	$119,877

Note 3 — Net Income / (Loss) per Common Share
Basic net income / (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the three and six months ended July 31, 2010, 0 and 18,000 shares have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the six months ended July 31, 2010 and 2009, 347,568 and 52,042 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income / (loss)	$2,999	$(2,776)	$1,627	$(9,595)

Basic net income (loss) per share:
Basic common shares	19,126	16,726	19,016	16,711

Basic net income (loss) per share	$0.16	$(0.17)	$0.09	$(0.57)

Diluted net income (loss) per share:

Basic common shares	19,126	16,726	19,016	16,711
Stock options, warrants and restricted stock awards	526	—	524	—

Diluted common shares	19,652	16,726	19,540	16,711

Diluted net income (loss) per share	$0.15	$(0.17)	$0.08	$(0.57)

Note 4 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The financing agreement is a senior secured revolving credit facility. The financing agreement was amended in May 2010 to (a) increase the maximum line of credit from $250 million to $300 million; (b) reduce the interest rate on borrowings by 0.25% to, at the Company’s option, the prime rate plus 0.50% or LIBOR plus 2.75%, (c) extend the maturity of the loan from July 11, 2011 to July 31, 2013, and (d) revise the maximum senior leverage ratio that must be maintained. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of July 31, 2010, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.

Note 5 — Segments
The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results below. The following information, in thousands, is presented for the three and six month periods indicated below:

	Three Months Ended July 31,
	2010			2009
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (1)	$129,656	$40,732	$23,833	$90,875	$28,816	$20,968

Cost of goods sold (1)	90,288	29,951	13,228	66,400	21,479	11,965

Gross profit	39,368	10,781	10,605	24,475	7,337	9,003

Selling, general and administrative	30,775	9,235	13,834	22,488	7,054	13,653
Depreciation and amortization	172	768	337	210	872	302

Operating profit (loss)	$8,421	$778	$(3,566)	$1,777	$(589)	$(4,952)

	Six Months Ended July 31,
	2010			2009
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (2)	$222,087	$80,998	$53,838	$150,873	$57,595	$48,124

Cost of goods sold (2)	158,559	58,538	30,036	111,630	44,315	28,617

Gross profit	63,528	22,460	23,802	39,243	13,280	19,507

Selling, general and administrative	57,440	18,313	27,772	41,734	14,460	27,884
Depreciation and amortization	326	1,584	647	418	1,790	580

Operating profit (loss)	$5,762	$2,563	$(4,617)	$(2,909)	$(2,970)	$(8,957)

(1)
Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $5.3 million and $4.8 million of intersegment sales to the Company’s retail operations for the three months ended July 31, 2010 and 2009, respectively.

(2)
Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $13.7 million and $13.1 million of intersegment sales to the Company’s retail operations for the six months ended July 31, 2010 and 2009, respectively.

Included in finished goods inventory at July 31, 2010 are approximately $157.7 million, $30.1 million and $27.6 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at July 31, 2009 are approximately $108.3 million, $36.5 million and $23.2 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.
Note 6 — Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a common definition for fair value to be applied to United States generally accepted accounting principles (“GAAP”) guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:
Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.
The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and a note payable under the Company’s credit facility. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items. The carrying value on the balance sheet for the Company’s notes payable approximates its fair value due to the variable interest rate it carries, and as such it is classified within level 2 of the fair value hierarchy.
The Company evaluates long-lived assets for recoverability in accordance with ASC 360 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.
Note 7 — New Accounting Pronouncements
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operation or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2011 is referred to as “fiscal 2011”.
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
In February 2008, we acquired Andrew Marc, a supplier of fine outerwear for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. Since we acquired Andrew Marc, we have entered into agreements to license the Andrew Marc and Marc New York brands for eyewear, women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. In May 2010, we entered into a license agreement with the Jones Jeanswear Division of Jones Apparel Group for the design, marketing and distribution of Andrew Marc, Marc New York and Marc Moto men’s denim and related sportswear. The initial launch of these products under our Marc Moto label is expected to commence in the fourth quarter of fiscal 2011. We also launched Andrew Marc and Marc New York dress lines utilizing our own in-house designers and our manufacturing sources.

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, as well as during the first six months of fiscal 2011. During fiscal 2010, we undertook the following initiatives to improve the performance of our retail outlet business:
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
As a result, the amount of the operating loss in our retail segment was reduced in fiscal 2010, as well as in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2010, the first full year of operation for us. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability.
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
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. First shipment of these products is expected to commence in 2011. In April 2010, we expanded our existing license with the National Football League to include a new active wear product category.
We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of expanding brands into new categories. We are continually having discussions with licensors regarding new opportunities.
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
Results of Operations
Three months ended July 31, 2010 compared to three months ended July 31, 2009
Net sales for the three months ended July 31, 2010 increased to $189.0 million from $135.9 million in the same period last year. Net sales of wholesale licensed apparel increased to $129.7 million from $90.9 million primarily as a result of an increase of $34.2 million in net sales of Calvin Klein licensed product, primarily due to increased sales of women’s dresses and sportswear. Net sales of wholesale non-licensed apparel in the three months ended July 31, 2010 increased to $40.7 million from $28.8 million primarily due to increases in net sales by our Jessica Howard dress division ($3.5 million) and our Andrew Marc division ($2.7 million). The balance of the increase is attributable to net sales of private label outerwear, which include intersegment sales to our Wilsons retail outlet stores. Net sales of our retail operations were $23.8 million for the three months ended July 31, 2010 compared to $21.0 million in the same period last year primarily as a result of an increase in outerwear sales.
Gross profit increased to $60.8 million, or 32.2% of net sales, for the three month period ended July 31, 2010, from $40.8 million, or 30.0% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 30.4% in the three month period ended July 31, 2010 compared to 26.9% in the same period last year primarily as a result of improved margins on increased sales volume for our Calvin Klein dresses, which also typically have a higher gross margin percentage than other products sold by us, and improved margins on increased sales volume of our Calvin Klein women’s suits. The gross profit percentage in our wholesale non-licensed apparel segment increased to 26.5% in the three month period ended July 31, 2010 from 25.5% in the same period last year primarily as a result of improved margins on increased sales volume of our Andrew Marc division. The gross profit percentage for our retail operations segment was 44.5% for the three months ended July 31, 2010 compared to 42.9% for the comparable period last year as a result of higher initial margins and less markdown activity across substantially all product categories.
Selling, general and administrative expenses increased to $53.8 million in the three month period ended July 31, 2010 from $43.2 million in the same period last year. This increase is primarily a result of increases in personnel costs ($4.2 million), facility costs ($2.7 million) and advertising and promotion expenses ($2.4 million). Personnel costs increased due to an increase in accrued bonuses as a result of expected profitability for the year and as a result of salaries in the prior comparable period having been reduced as part of cost cutting measures taken by us last year that were in effect for the first six months of fiscal 2010. Facility costs increased as a result of increased third party warehousing costs due to increased shipping volume. Facility costs also increased as a result of rent expense associated with new leases entered into for additional warehouse, showroom and office space. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product.

Depreciation and amortization decreased to $1.3 million in the three months ended July 31, 2010 from $1.4 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2010.
Interest and finance charges, net for the three months ended July 31, 2010 were approximately $634,000 compared to $1.0 million for the comparable period last year. Our charges were lower because of reduced borrowings against our credit facility during the second quarter due to application of the proceeds from our public offering in December 2009 to temporarily pay down debt under the facility.
Income tax expense for the three months ended July 31, 2010 was $2.0 million compared to a benefit of $2.0 million for the same period last year. Income taxes shifted from a benefit to an expense because of our net income for the three months ended July 31, 2010 compared to a net loss in the prior year. The effective tax rate for the three month period ended July 31, 2010 was 40.0% compared to an effective tax rate of 42.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
Six months ended July 31, 2010 compared to six months ended July 31, 2009
Net sales for the six months ended July 31, 2010 increased to $343.2 million from $243.5 million in the same period last year. Net sales of wholesale licensed apparel increased to $222.1 million from $150.9 million primarily as a result of an increase of $65.9 million in net sales of Calvin Klein licensed product, primarily due to increased sales of women’s dresses and sportswear. Net sales of wholesale non-licensed apparel in the six months ended July 31, 2010 increased to $81.0 million from $57.6 million primarily due to an increase in net sales by our Jessica Howard dress division ($10.0 million) and an increase in net sales of our Andrew Marc division ($3.7 million). The balance of the increase is attributable to net sales of private label outerwear, which include intersegment sales to our Wilsons retail outlet stores. Net sales of our retail operations were $53.8 million for the six months ended July 31, 2010 compared to $48.1 million in the same period last year primarily as a result of an increase in outerwear sales.
Gross profit increased to $109.8 million, or 32.0% of net sales, for the six month period ended July 31, 2010, from $72.0 million, or 29.6% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 28.6% in the six month period ended July 31, 2010 compared to 26.0% in the same period last year primarily as a result of improved margins on increased sales volume for our Calvin Klein dresses, which also typically have a higher gross margin percentage than other products sold by us, and improved margins on increased sales volume of our Calvin Klein women’s suits.. The gross profit percentage in our wholesale non-licensed apparel segment increased to 27.7% in the six month period ended July 31, 2010 from 23.1% in the same period last year primarily as a result of improved margins on increased sales volume of our Jessica Howard dress division and of our Andrew Marc division. The gross profit percentage for our retail operations segment was 44.2% for the six months ended July 31, 2010 compared to 40.5% for the comparable period last year as a result of higher initial margins and less markdown activity across substantially all product categories.
Selling, general and administrative expenses increased to $103.5 million in the six month period ended July 31, 2010 from $84.1 million in the same period last year. This increase is primarily a result of increases in personnel costs ($8.7 million), advertising and promotion expenses ($4.3 million) and facility costs ($3.6 million). Personnel costs increased due to an increase in accrued bonuses as a result of expected profitability for the year and as a result of salaries in the prior comparable period having been reduced as part of cost cutting measures taken by us last year that were in effect for the first six months of fiscal 2010. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. Facility costs increased as a result of increased third party warehousing costs due to increased shipping volume. Facility costs also increased as a result of rent expense associated with new leases entered into for additional warehouse, showroom and office space.

Depreciation and amortization decreased to $2.6 million in the six months ended July 31, 2010 from $2.8 million in the same period last year primarily as a result of certain intangible assets that became fully amortized during fiscal 2010.
Interest and finance charges, net for the six months ended July 31, 2010 were approximately $1.0 million compared to $1.7 million for the comparable period last year. Our charges were lower because we did not draw on our credit facility in the first fiscal quarter due to application of the proceeds from our public offering in December 2009 to temporarily pay down debt under the facility.
Income tax expense for the six months ended July 31, 2010 was $1.1 million compared to a tax benefit of $6.9 million for the same period last year. Income taxes shifted from a benefit to an expense because of our net income for the six months ended July 31, 2010 compared to a net loss in the prior year. The effective tax rate for the six month period ended July 31, 2010 was 40.0% compared to an effective tax rate of 42.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
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
The amount borrowed under our line of credit varies based on our seasonal requirements. At July 31, 2010, we had cash and cash equivalents of $6.1 million and outstanding borrowings of $77.4 million. At July 31, 2009, we had cash and cash equivalents of $5.7 million and outstanding borrowings of $111.3 million. The primary reason for our improved net cash position compared to last year was the receipt of $34.7 million in net proceeds from our public offering of common stock in December 2009.
Our contingent liability under open letters of credit was approximately $25.4 million as of July 31, 2010 compared to $16.8 million as of July 31, 2009.
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
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of July 31, 2010, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $111.7 million of cash in operating activities during the six months ended July 31, 2010, primarily as a result of increases in inventory of $103.7 million and accounts receivable of $46.2 million, offset, in part, by an increase in accounts payable and accrued expenses of $49.9 million.
The changes in these operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increase in inventory and accounts payable. The fall shipping season begins during our second quarter resulting in the increase in accounts receivable.

Cash from Investing Activities
We used $10.7 million of cash in investing activities in the six months ended July 31, 2010 for capital expenditures. These capital expenditures related primarily to build out and renovation costs with respect to our new warehouse facility that we leased in December 2009 and with respect to the amended leases we entered into in March 2010 relating to our existing corporate showrooms and offices to extend the leases and add additional office space. We expect our capital expenditures for fiscal 2011 to aggregate approximately $22.5 million for the build out and renovation of the additional warehouse facility, showroom and office space, as well as to add approximately 5-10 retail outlet stores.
Cash from Financing Activities
Cash from financing activities provided $81.8 million in the six months ended July 31, 2010, primarily as a result of $77.4 million of borrowings under our line of credit and $3.2 million in tax benefits recognized from equity compensation.
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
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2010 are those that depend most heavily on these judgments and estimates. As of July 31, 2010, there have been no material changes to our critical accounting policies.

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
Item 6. Exhibits.

31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: September 9, 2010	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 9, 2010	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer