Form 10-Q
period 2010-10-31
G III APPAREL GROUP LTD /DE/
filed 2010-12-10
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Yes ☐     No ☑
As of December 1, 2010, there were 19,298,847 shares of our common stock, par value $0.01 per share, outstanding.

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets — October 31, 2010, October 31, 2009 and January 31, 2010	3
	Condensed Consolidated Statements of Operations — For the Three Months Ended October 31, 2010 and 2009	4
	Condensed Consolidated Statements of Operations — For the Nine Months Ended October 31, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended October 31, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
Part II	OTHER INFORMATION
Item 1A.	Risk Factors	18
Item 6.	Exhibits	18
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,586	$16,633	$46,813
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $39,942, $35,979 and $29,092, respectively	297,101	235,943	73,456
Inventories	208,507	127,087	119,877
Deferred income taxes	15,315	11,565	15,315
Prepaid expenses and other current assets	6,540	5,660	10,694

Total current assets	544,049	396,888	266,155

PROPERTY AND EQUIPMENT, NET	19,020	8,455	7,539
DEFERRED INCOME TAXES	10,672	11,640	10,672
OTHER ASSETS	2,275	1,363	1,723
INTANGIBLES, NET	18,793	20,171	19,826
GOODWILL	26,100	25,900	26,100

	$620,909	$464,417	$332,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$166,739	$167,815	$—
Income taxes payable	28,232	15,484	10,874
Accounts payable	85,638	54,629	50,337
Accrued expenses	40,511	29,847	29,333
Deferred income taxes	1,529	1,578	1,529

Total current liabilities	322,649	269,353	92,073

DEFERRED INCOME TAXES	6,495	6,648	6,495
OTHER NON-CURRENT LIABILITIES	6,105	785	1,237

TOTAL LIABILITIES	335,249	276,786	99,805

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 19,666,072, 17,229,294 and 19,192,704 shares issued	197	172	192
Additional paid-in capital	146,866	102,215	137,764
Accumulated other comprehensive loss	(43)	(36)	(36)
Retained earnings	139,610	86,250	95,260
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	285,660	187,631	232,210

	$620,909	$464,417	$332,015

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$450,002	$363,540

Cost of goods sold	296,055	237,912

Gross profit	153,947	125,628

Selling, general and administrative expenses	80,140	66,738
Depreciation and amortization	1,508	1,303

Operating profit	72,299	57,587

Interest and financing charges, net	1,706	1,891

Income before income taxes	70,593	55,696

Income tax expense	27,871	23,393

Net income	$42,722	$32,303

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$2.22	$1.93

Weighted average number of shares outstanding	19,227	16,770

Diluted:

Net income per common share	$2.16	$1.87

Weighted average number of shares outstanding	19,764	17,238

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended October 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$793,239	$607,029

Cost of goods sold	529,502	409,371

Gross profit	263,737	197,658

Selling, general and administrative expenses	183,665	150,817
Depreciation and amortization	4,065	4,091

Operating profit	76,007	42,750

Interest and financing charges, net	2,702	3,599

Income before income taxes	73,305	39,151

Income tax expense	28,955	16,443

Net income	$44,350	$22,708

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$2.32	$1.36

Weighted average number of shares outstanding	19,087	16,740

Diluted:

Net income per common share	$2.26	$1.33

Weighted average number of shares outstanding	19,606	17,011

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income	$44,350	$22,708
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,065	4,091
Stock based compensation	2,423	1,387
Deferred financing charges	664	484
Changes in operating assets and liabilities:
Accounts receivable, net	(223,645)	(166,248)
Inventories	(88,630)	(10,475)
Income taxes, net	17,358	10,262
Prepaid expenses and other current assets	4,022	4,659
Other assets, net	(1,084)	11
Accounts payable, accrued expenses and other liabilities	51,347	13,961

Net cash used in operating activities	(189,130)	(119,160)

Cash flows from investing activities
Capital expenditures	(14,513)	(1,448)
Contingent purchase price paid	—	(5,341)

Net cash used in investing activities	(14,513)	(6,789)

Cash flows from financing activities
Proceeds from notes payable, net	166,739	138,767
Proceeds from exercise of stock options	2,518	854
Tax benefit from exercise/vesting of equity awards	4,166	489

Net cash provided by financing activities	173,423	140,110

Effect of exchange rate changes	(7)	(36)

Net (decrease) / increase in cash and cash equivalents	(30,227)	14,125
Cash and cash equivalents at beginning of period	46,813	2,508

Cash and cash equivalents at end of period	$16,586	$16,633

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,651	$3,216
Income taxes	7,404	5,396
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and nine month periods ended October 31, 2010 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.
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
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	October 31,	October 31,	January 31,
	2010	2009	2010
	(In thousands)

Finished goods	$204,987	$123,744	$116,627
Raw materials and work-in-process	3,520	3,343	3,250

	$208,507	$127,087	$119,877

Note 3 — Net Income per Common Share
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the three and nine months ended October 31, 2010, there were no anti-dilutive shares excluded from the diluted per share calculation. For the three and nine months ended October 31, 2009, there were 265,000 and 870,000 anti-dilutive shares excluded from the diluted per share calculation. For the nine months ended October 31, 2010 and 2009, 473,368 and 166,292 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income	$42,722	$32,303	$44,350	$22,708

Basic net income per share:
Basic common shares	19,227	16,770	19,087	16,740

Basic net income per share	$2.22	$1.93	$2.32	$1.36

Diluted net income per share:

Basic common shares	19,227	16,770	19,087	16,740
Stock options, warrants and restricted stock awards	537	468	519	271

Diluted common shares	19,764	17,238	19,606	17,011

Diluted net income per share	$2.16	$1.87	$2.26	$1.33

Note 4 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The financing agreement is a senior secured revolving credit facility. The financing agreement was amended in May 2010 to (a) increase the maximum line of credit from $250 million to $300 million, (b) reduce the interest rate on borrowings by 0.25% to, at the Company’s option, the prime rate plus 0.50% or LIBOR plus 2.75%, (c) extend the maturity of the loan from July 11, 2011 to July 31, 2013, and (d) revise the maximum senior leverage ratio that must be maintained. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of October 31, 2010, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.

Note 5 — Segments
The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three and nine month periods indicated below:

	Three Months Ended October 31,
	2010			2009
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail

Net sales (1)	$319,853	$106,805	$32,046	$252,934	$89,357	$29,653

Cost of goods sold (1)	216,987	71,289	16,481	171,661	59,133	15,522

Gross profit	102,866	35,516	15,565	81,273	30,224	14,131

Selling, general and administrative	50,650	14,101	15,389	40,724	11,138	14,876
Depreciation and amortization	187	1,002	319	210	782	311

Operating profit (loss)	$52,029	$20,413	$(143)	$40,339	$18,304	$(1,056)

	Nine Months Ended October 31,
	2010			2009
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail
Net sales (2)	$541,940	$189,324	$84,363	$403,807	$146,952	$77,777

Cost of goods sold (2)	375,545	131,241	45,104	283,290	103,448	44,140

Gross profit	166,395	58,083	39,259	120,517	43,504	33,637

Selling, general and administrative	108,091	32,414	43,160	82,459	25,598	42,760
Depreciation and amortization	513	2,585	967	629	2,572	890

Operating profit (loss)	$57,791	$23,084	$(4,868)	$37,429	$15,334	$(10,013)

(1)	Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $8.7 million and $8.4 million of intersegment sales to the Company’s retail operations for the three months ended October 31, 2010 and 2009, respectively.

(2)	Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $22.4 million and $21.5 million of intersegment sales to the Company’s retail operations for the nine months ended October 31, 2010 and 2009, respectively.

Included in finished goods inventory at October 31, 2010 are approximately $140.1 million, $26.4 million and $38.5 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at October 31, 2009 are approximately $68.5 million, $19.9 million and $35.3 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.
Note 6 — Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a common definition for fair value to be applied to United States generally accepted accounting principles (“GAAP”), provides guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:
Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.
The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables, accounts payable and notes payable under the Company’s credit facility. The carrying values on the balance sheet for cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term maturities of such items and are classified as level 1. The carrying value on the balance sheet for the Company’s notes payable approximate their fair value due to the variable interest rate, and as such is classified within level 2 of the fair value hierarchy.
The Company evaluates long-lived assets for recoverability in accordance with ASC 360, “Property Plant and Equipment” whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition and market data assumptions. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.
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
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that significant economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that has affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, including fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions and concerns about the access of retailers and consumers to credit may have a negative impact on our results for fiscal 2011 and fiscal 2012.
We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographies is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the marketplace, source the manufacture of our products on a competitive basis, and continue to diversify our product portfolio and the markets we serve.
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
In February 2008, we acquired Andrew Marc, a supplier of fine outerwear for both men and women to upscale specialty and department stores. As a result of this acquisition, we added Andrew Marc and Marc New York as additional company-owned brands and Levi’s and Dockers as additional licensed brands. We believe that the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand for us. We launched Andrew Marc and Marc New York dress lines for the Spring 2009 season utilizing our own in-house designers and our manufacturing sources. We also began a program to license our Andrew Marc and Marc New York brands and entered into license agreements for Andrew Marc and Marc New York eyewear, women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. In May 2010, we entered into a license agreement with the Jones Jeanswear Division of Jones Apparel Group for the design, marketing and distribution of Andrew Marc, Marc New York and Marc Moto men’s denim and related sportswear. First shipments of denim product under our Marc Moto label commenced in November 2010. In September 2010, we entered into license agreements for the design, marketing and distribution of Andrew Marc men’s dress shirts and men’s tailored clothing. We expect first shipments of these products to be made for the Fall 2011 season.
In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, as well as during the first nine months of fiscal 2011. During fiscal 2010, we undertook the following initiatives to improve the performance of our retail outlet business:
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
As a result, the amount of the operating loss in our retail segment was reduced in fiscal 2010, as well as in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. We continue to believe that operation of the Wilsons retail stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2010, the first full year of operation for us. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability.
During the third quarter of fiscal 2011, we announced the formation of a joint venture with The Camuto Group that will open and operate footwear and accessory retail stores under the name “Vince Camuto.” The Camuto Group will provide product for the new store concept and will merchandise the stores. G-III will provide the infrastructure and expertise for the stores, including real estate, distribution, information systems, finance and administration. Both companies will share equally in the capital costs of the joint venture. We expect to begin opening these stores in the first half of fiscal 2012.
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
We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment includes sales of apparel under our own brands and under private label brands. The retail operations segment consists almost entirely of the Wilsons retail outlet stores we acquired in July 2008, now operating as AM Retail Group, Inc.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. First shipment of these products is expected to commence in 2011. In September 2010, we entered into an extended and expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. This license agreement is for five additional years and commences April 1, 2012. In October 2010, we expanded our relationship with Guess pursuant to a new license agreement for dresses. First shipments of our Guess dresses are expected for the Spring 2011 season.

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
Significant trends that affect the apparel industry include the continuing consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them, a shift in consumer shopping preferences away from traditional department stores to other mid-tier and specialty store venues and increases in raw material, manufacturing and transportation costs.
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
The uncertainty in the economy and financial markets has reduced consumer confidence and consumer spending. There has also been downward pressure on average retail prices for many categories of apparel, in large part as a result of the uncertain economy.
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
Results of Operations
Three months ended October 31, 2010 compared to three months ended October 31, 2009
Net sales for the three months ended October 31, 2010 increased to $450.0 million from $363.5 million in the same period last year. Net sales of wholesale licensed apparel increased to $319.9 million from $252.9 million primarily as a result of an increase of $44.6 million in net sales of Calvin Klein licensed product, mainly due to increased sales of our Calvin Klein women’s dresses and sportswear, an increase of $8.0 million in net sales of our Guess outerwear, and an increase of $6.1 million in net sales of our Kenneth Cole outerwear. Net sales of wholesale non-licensed apparel in the three months ended October 31, 2010 increased to $106.8 million from $89.4 million primarily due to an increase in sales of private label outerwear ($10.2 million) and Andrew Marc product ($6.1 million). Net sales of our retail operations were $32.0 million for the three months ended October 31, 2010 compared to $29.7 million in the same period last year primarily as a result of an increase in the sales of accessories.
Gross profit increased to $153.9 million, or 34.2% of net sales, for the three months ended October 31, 2010, from $125.6 million, or 34.6% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 32.2% in the three months ended October 31, 2010 compared to 32.1% in the same period last year. The gross profit percentage in our wholesale non-licensed apparel segment was 33.3% in the three month period ended October 31, 2010 compared to 33.8% in the same period last year due to lower gross margins in our Andrew Marc division as a result of the mix of Andrew Marc and Marc New York product sales. The gross profit percentage for our retail operations segment was 48.6% for the three months ended October 31, 2010 compared to 47.7% for the comparable period last year as a result of higher initial margins across all product categories.
Selling, general and administrative expenses increased to $80.1 million in the three months ended October 31, 2010 from $66.7 million in the same period last year. This increase is primarily a result of increases in personnel costs ($7.3 million), facility costs ($2.7 million) and advertising and promotion expenses ($1.7 million). Personnel costs increased due to an increase in accrued bonuses as a result of expected profitability for the year. Facility costs increased as a result of rent expense associated with new leases entered into for additional warehouse, showroom and office space to accommodate the increase in sales volume and expansion of product lines. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product.
Depreciation and amortization increased to $1.5 million in the three months ended October 31, 2010 from $1.3 million in the same period last year primarily as a result of leasehold improvements and fixtures for the additional warehouse, showroom and office space we have leased.
Interest and finance charges, net for the three months ended October 31, 2010 were $1.7 million compared to $1.9 million for the same period last year. Our charges were lower because of lower average borrowings under our credit facility during the third quarter due to application of the proceeds from our public offering in December 2009 which was used to pay down debt under the facility.
Income tax expense for the three months ended October 31, 2010 was $27.9 million compared to $23.4 million for the same period last year. The effective tax rate for the three months ended October 31, 2010 was 39.5% compared to an effective tax rate of 42.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
Nine months ended October 31, 2010 compared to nine months ended October 31, 2009
Net sales for the nine months ended October 31, 2010 increased to $793.2 million from $607.0 million in the same period last year. Net sales of wholesale licensed apparel increased to $541.9 million from $403.8 million primarily as a result of an increase of $110.5 million in net sales of Calvin Klein licensed product, mainly due to increased sales of Calvin Klein women’s dresses and sportswear, an increase of $15.1 million in net sales of our Guess outerwear, and an increase of $6.7 million in net sales of our Kenneth Cole outerwear. Net sales of wholesale non-licensed apparel in the nine months ended October 31, 2010 increased to $189.3 million from $147.0 million primarily due to an increase in sales of private label outerwear ($21.4 million), dresses by our Jessica Howard dress division ($11.1 million) and Andrew Marc product ($9.9 million). Net sales of our retail operations were $84.4 million for the nine months ended October 31, 2010 compared to $77.8 million in the same period last year primarily as a result of an increase in both accessory and outerwear sales.
Gross profit increased to $263.7 million, or 33.2% of net sales, for the nine months ended October 31, 2010, from $197.7 million, or 32.6% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed apparel segment was 30.7% in the nine months ended October 31, 2010 compared to 29.8% in the same period last year. The increase in the gross profit percentage was primarily the result of increased sales in our higher margin Calvin Klein businesses, primarily dresses. The gross profit percentage in our wholesale non-licensed apparel segment increased to 30.7% in the nine month period ended October 31, 2010 from 29.6% in the same period last year primarily as a result of improved margins on increased sales volume of our Jessica Howard dress division and our Andrew Marc division. The gross profit percentage for our retail operations segment was 46.5% for the nine months ended October 31, 2010 compared to 43.2% for the comparable period last year as a result of higher initial margins and less markdown activity across all product categories.
Selling, general and administrative expenses increased to $183.7 million in the nine months ended October 31, 2010 from $150.8 million in the same period last year. This increase is primarily a result of increases in personnel costs ($16.1 million), facility costs ($6.3 million) and advertising and promotion expenses ($6.0 million). Personnel costs increased due to an increase in accrued bonuses as a result of expected profitability for the year and as a result of salaries in the first six months of the prior comparable period having been reduced as part of cost cutting measures taken by us in fiscal 2010. Facility costs increased as a result of increased third party warehousing costs due to increased shipping volume and as a result of rent expense associated with new leases entered into for additional warehouse, showroom and office space to accommodate the increase in sales volume and expansion of product lines. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product.
Depreciation and amortization was $4.1 million in each of the nine months ended October 31, 2010 and 2009.
Interest and finance charges, net for the nine months ended October 31, 2010 were approximately $2.7 million compared to $3.6 million for the comparable period last year. Our interest charges were lower primarily because we did not draw on our credit facility in our first fiscal quarter due to application of the proceeds from our public offering in December 2009 to pay down debt under the facility.
Income tax expense for the nine months ended October 31, 2010 was $29.0 million compared to $16.4 million for the same period last year. The effective tax rate for the nine months ended October 31, 2010 was 39.5% compared to an effective tax rate of 42.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.
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
The amount borrowed under our line of credit varies based on our seasonal requirements. At October 31, 2010, we had cash and cash equivalents of $16.6 million and outstanding borrowings of $166.7 million. At October 31, 2009, we had cash and cash equivalents of $16.6 million and outstanding borrowings of $167.8 million.
Our contingent liability under open letters of credit was approximately $17.1 million as of October 31, 2010 compared to $7.0 million as of October 31, 2009.
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
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of October 31, 2010, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $189.1 million of cash in operating activities during the nine months ended October 31, 2010, primarily as a result of increases in accounts receivable of $223.6 million and inventory of $88.6 million, offset in part by an increase in accounts payable and accrued expenses of $51.3 million, our net income of $44.4 million and an increase in income taxes payable of $17.4 million.
The changes in these operating cash flow items are consistent with our seasonal pattern. Our accounts receivable increased because a majority of our wholesale sales occur during our fall shipping season. The increase in inventory is a result of anticipated fourth quarter sales which constitutes the latter part of our fall shipping season, as well as a build up of retail inventory in anticipation of the holiday shopping season. In addition, we had increases in inventory as a result of new replenishment programs for Calvin Klein and as a result of early buying opportunities for certain of our products at advantageous prices. The increase in accrued expenses is attributable to the high sales volume of licensed product for which royalty and advertising payments, generally based on a percentage of sales, are accrued and accrued bonuses which increased based on our improved profitability. The increase in income taxes payable is a result of our higher pretax income through the nine months ended October 31, 2010.
Cash from Investing Activities
We used $14.5 million of cash in investing activities in the nine months ended October 31, 2010 for capital expenditures. These capital expenditures related primarily to build out and renovation costs with respect to our new warehouse facility that we leased in December 2009 and with respect to the amended leases we entered into in March 2010 relating to our existing corporate showrooms and offices to extend the leases and add additional office space. We expect our capital expenditures for fiscal 2011 to aggregate approximately $22.5 million for the build out and renovation of the additional warehouse facility, showroom and office space, as well as to add ten retail outlet stores.
Cash from Financing Activities
Cash from financing activities provided $173.4 million in the nine months ended October 31, 2010, primarily as a result of $166.7 million of borrowings under our line of credit and $4.2 million in tax benefits recognized from the exercise or vesting of equity awards.
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
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2010 are those that depend most heavily on these judgments and estimates. As of October 31, 2010, there have been no material changes to our critical accounting policies.

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
Item 6. Exhibits.
10.1	Form of Indemnification Agreement

10.2	G-III Apparel Group, Ltd. 2005 Amended and Restated Stock Incentive Plan

10.3	Amended and Restated Financing Agreement, dated April 3, 2008, by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc., and Andrew & Suzanne Company Inc.

10.4	Second Amendment of Lease (10th floor), dated March 26, 2010, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

10.5	Second Amendment of Lease (33rd floor), dated March 26, 2010, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

10.6	Second Amendment of Lease (34th and 35th floor), dated March 26, 2010, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

10.7	Third Amendment of Lease (36th, 21st, 22nd, 23rd and 24th floor), dated March 26, 2010, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

10.8	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.

10.9	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.

10.10	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III Apparel Group, Ltd.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on

Form 10-Q for the fiscal quarter ended October 31, 2010.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: December 10, 2010	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 10, 2010	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer