Form 10-K
period 2011-01-31
G III APPAREL GROUP LTD /DE/
filed 2011-04-14
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18183
G-III APPAREL GROUP, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1590959 (I.R.S. Employer Identification No.)

512 Seventh Avenue, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code:
(212) 403-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 31, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $402,467,461.

The number of outstanding shares of the registrant’s Common Stock as of April 8, 2011 was 19,730,589.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 7, 2011, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:

•	our dependence on licensed product;

•	costs and uncertainties with respect to expansion of our product offerings;

•	customer concentration;

•	the impact of the current economic and credit environment on our customers, suppliers and vendors;

•	the impact of the downturn in the global economy on consumer purchases of products that we offer for sale;

•	the performance of our products within the prevailing retail environment;

•	customer acceptance of new products;

•	our ability to make strategic acquisitions;

•	possible disruption from acquisitions;

•	consolidation of our retail customers;

•	price, availability and quality of materials used in our products;

•	highly seasonal nature of our business;

•	dependence on existing management;

•	the effects of competition in the markets in which we operate;

•	risks of operating a retail business;

•	need for additional financing;

•	our ability to import products in a timely and cost effective manner;

•	our reliance on foreign manufacturers;

•	our intention to introduce new products or enter into new alliances;

•	our ability to continue to maintain our reputation; and

•	our ability to continue to improve profitability.

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

Website Access to Reports

Our internet website is http://www.g-iii.com. We make available free of charge on our website (under the heading “Investor Relations”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including our Code of Ethics and Committee charters, is available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1.	BUSINESS.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2011 is referred to as “fiscal 2011”.

All share and per share information in this Annual Report has been adjusted to give retroactive effect to a three-for-two stock split of our Common Stock in March 2006.

Overview

G-III designs, manufactures and markets an extensive range of outerwear, women’s sportswear and dresses, including coats, jackets, pants, women’s suits and women’s performance wear. We sell our products under licensed brands, our own proprietary brands and private retail labels. We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney and Kohl’s.

As of January 31, 2011, we operated 132 retail stores, of which 130 are outlet stores operated under the Wilsons Leather name. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores. During fiscal 2011, we formed a joint venture with The Camuto Group to open and operate footwear and accessory retail outlet stores under the name “Vince Camuto.” We expect to begin opening these stores in the first half of fiscal 2012 and to open approximately 10 Vince Camuto outlet stores in fiscal 2012.

We have expanded our portfolio of proprietary and licensed brands for more than 15 years through acquisitions and by entering into license agreements for new brands or for additional product categories.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel, including under the Calvin Klein, Guess?, Kenneth Cole, Cole Haan, Tommy Hilfiger, Levi’s, Dockers, Jessica Simpson, Sean John, Jones New York, Nine West and Ellen Tracy brands. We also have sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

G-III sells outerwear and dresses under our own Andrew Marc, Marc New York and Marc Moto brands and has licensed these brands to select third parties in certain product categories. Our other owned brands include, among others, Jessica Howard, Eliza J, Black Rivet, G-III, G-III Sports by Carl Banks and Winlit. We also work with a diversified group of retailers, such as Macy’s, JC Penney, Kohl’s and Express in developing private label product lines.

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

We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment principally includes sales of apparel under our own brands and private label brands. The retail operations segment consists almost entirely of our Wilsons retail outlet stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.

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

Broad portfolio of recognized brands.  We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed apparel. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Andrew Marc, Marc New York and Marc Moto. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers, including Macy’s, JC Penney, Kohl’s and Express, to select us as a designer and manufacturer for their private label programs. We currently market apparel under, among others, the following licensed and proprietary brand names:

Women’s	Men’s	Sports

Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Guess	Guess	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole NY	Kenneth Cole NY	Touch by Alyssa Milano
Reaction Kenneth Cole	Reaction Kenneth Cole	Collegiate Licensing Company
Cole Haan	Cole Haan	Major League Soccer
Sean John	Sean John
Levi’s	Levi’s
Jessica Simpson	Dockers
Jones New York	Tommy Hilfiger
Nine West
Ellen Tracy
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Jessica Howard	Marc Moto
Black Rivet	Black Rivet
G-III	G-III
Eliza J
Marvin Richards
Siena Studio
Winlit

Diversified distribution base.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,600 customers, including a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons retail outlet stores provide an additional distribution network for our outerwear products.

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

Leadership position in the outerwear wholesale business.  As one of the largest outerwear wholesalers, we are widely recognized within the apparel industry for our high-quality and well-designed products. We believe that our acquisition of Andrew Marc reinforced our leadership position in the outerwear business. Our knowledge of the outerwear business and our industry-wide reputation provide us with an advantage when we are competing for outerwear licenses and private label business. Our expertise and reputation in designing, manufacturing and marketing outerwear have enabled us to build strong customer relationships and to expand into women’s dresses, sportswear, suits, performance wear and other product categories.

Experienced management team.  Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer, has been with us for over 35 years. Sammy Aaron, our Vice Chairman who joined us in 2005 when we acquired Marvin Richards, has more than 25 years of experience in the apparel industry, Jeanette Nostra, our President, has been with us for 30 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for over ten years.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute diversification initiatives.  We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependency on our third fiscal quarter for a significant portion of our net sales and our net income. We have initiated the following diversification efforts:

•	We have continually expanded our relationship with Calvin Klein, which initially consisted of licenses for men’s and women’s outerwear. Since August 2005, we have added licenses for women’s suits, dresses, women’s performance wear and women’s better sportswear. Most recently, in May 2010, we added two licenses with Calvin Klein, one for women’s handbags and small leather goods and the other for better luggage.

•	Our acquisition of Andrew Marc added a strong proprietary brand of men’s and women’s outerwear to our portfolio. We believe the Andrew Marc brand can be leveraged into a variety of new categories to become a meaningful lifestyle brand. We expanded the Andrew Marc family of brands by creating Marc Moto, a denim lifestyle brand that complements our Andrew Marc and Marc New York brands. We have entered into agreements to license the Andrew Marc, Marc New York and Marc Moto brands to select third parties in certain product categories. We have also launched Marc New York and Andrew Marc dress lines.

•	Our acquisition of the Wilsons retail outlet business in July 2008 added a vertical retail component to our business. These outlet stores have provided an additional distribution network for our outerwear products. Leveraging the capabilities of our Wilsons retail outlet business, in September 2010, we announced the formation of a joint venture that will own and operate footwear and accessory retail outlet stores under the name “Vince Camuto.” We expect to begin opening these stores in the first half of fiscal 2012 and to open approximately 10 Vince Camuto outlet stores in fiscal 2012.

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

Extend our new product categories to additional brands.  We have been able to leverage our expertise and experience in the outerwear business to expand our licenses to new product categories such as women’s dresses, sportswear and suits, women’s performance wear and women’s better sportswear. Most recently, we expanded our licenses with Calvin Klein beyond apparel categories to both include women’s handbags and small leather goods and better luggage. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.

Seek attractive acquisitions.  We plan to pursue acquisitions of complementary product lines and businesses. We continually review acquisition opportunities. In July 2005, we acquired two businesses, both of which added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy and Tommy Hilfiger, to our expanding brand portfolio. In addition, each of these companies had recognized proprietary labels and significant private label programs. In May 2007, we acquired the Jessica Howard and Eliza J dress business. In February 2008, we acquired Andrew Marc, which added to our portfolio two well-known proprietary brands, Andrew Marc and Marc New York, as well as licenses for the Levi’s and Dockers brands. In July 2008, we acquired the Wilsons Leather retail outlet stores business. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, women’s sportswear and dresses, including coats, jackets, pants, women’s suits and women’s performance wear. We also market accessories including women’s handbags and small leather goods, luggage and men’s carrying cases. We sell products under licensed brands, our own brands and private retail labels.

G-III’s licensed apparel consists of both men’s and women’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

G-III’s proprietary branded apparel also consists of both men’s and women’s products. The Andrew Marc line of women’s and men’s luxury apparel is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear is sold to upper tier stores. The Marc Moto line is a men’s denim lifestyle collection of sportswear and accessories. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores. The Black Rivet line of apparel consists of moderately priced women’s and men’s outerwear. We sell men’s sports-related apparel under our G-III Sports by Carl Banks label.

We also work with a diversified group of retail chains, such as Macy’s, JC Penney, Kohl’s and Express, in developing product lines that are sold under their private label programs. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than fifteen years. During the past year, we entered into new license agreements for Calvin Klein women’s handbags and small leather goods, for Calvin Klein better luggage and for Guess dresses. We also expanded our relationship with the National Football League with a new five-year license agreement that is effective April 1, 2012. This new license agreement provides us with exclusive rights to distribute outerwear to mass-market retailers and mid-tier department stores and with other rights to sell outerwear, sportswear and swimwear to better department stores, specialty stores, stadium stores and sporting good stores.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends:

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends

Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2015	None
Calvin Klein (Women’s outerwear)	December 31, 2013	None
Calvin Klein (Women’s dresses)	December 31, 2011	December 31, 2016
Calvin Klein (Women’s suits)	December 31, 2011	None
Calvin Klein (Women’s performance wear)	December 31, 2012	December 31, 2017
Calvin Klein (Women’s better sportswear)	December 31, 2012	December 31, 2017
Calvin Klein (Better luggage)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2015	December 31, 2020
Cole Haan (Men’s and women’s outerwear)	January 31, 2013	January 31, 2015
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2014	December 31, 2016
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2013	None
Guess/Guess? (Women’s dresses)	December 31, 2013	None
Jessica Simpson (Women’s dresses)	January 31, 2013	January 31, 2017
Jones New York (Women’s outerwear)	January 31, 2012	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2012	December 31, 2015
Nine West (Women’s outerwear)	January 31, 2013	None
Sean John (Men’s outerwear)	January 31, 2014	None
Sean John (Women’s outerwear)	December 31, 2013	December 31, 2023
Sean John (Boy’s outerwear)	December 31, 2012	December 31, 2018
Tommy Hilfiger (Men’s outerwear)	March 31, 2013	March 31, 2016
Levi’s (Men’s and women’s outerwear)	December 31, 2013	None
Dockers (Men’s outerwear)	December 31, 2013	None
Sports Licenses
Collegiate Licensing Company	March 31, 2013	None
Major League Baseball	October 31, 2013	None
National Basketball Association	September 30, 2012	None
National Football League (existing license)	March 31, 2012	None
National Football League (new license commencing 4/1/12)	March 31, 2017	None
National Hockey League	June 30, 2012	None

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

Revenues from the sale of licensed products accounted for 67.6% of our net sales (74.6% of our net sales of wholesale apparel) in fiscal 2011 compared to 65.4% of our net sales (73.5% of our net sales of wholesale apparel) in fiscal 2010 and 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009. For comparability purposes, we have included the percentage that sales of licensed apparel constitutes of our wholesale sales, consisting of sales in our licensed and non-licensed apparel segments, as we added a retail segment midway through fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed and acquired brands such as G-III, Black Rivet, G-III Sports by Carl Banks, Jessica Howard and Eliza J.

In February 2008, we acquired Andrew Marc and Marc New York as additional upscale company owned brands. Since then we have also developed the Marc Moto brand, a men’s denim lifestyle collection as a complement to these two brands. We utilize our own in-house capabilities to create our core women’s and men’s outerwear as well as our women’s dress lines for Andrew Marc and Marc New York. One of our important initiatives has been to develop the Andrew Marc family of brands into a meaningful lifestyle brand. In addition to the core products that we develop and market for these brands, we have sought to expand the reach of these brands by entering into license agreements with third parties for men’s jeans, men’s dress shirts, men’s tailored clothing, men’s accessories, men’s cold weather accessories, women’s footwear, women’s handbags, eyewear and watches. We continually look for new opportunities to leverage these brands.

Retail Operations

In July 2008, we acquired certain assets of Wilsons The Leather Experts, which had been a national retailer of outerwear and accessories. The assets acquired included 116 retail outlet store leases, inventory, distribution center operations and the Wilsons name and other related trademarks and trade names. As of January 31, 2011, we operated 132 retail stores in 36 states, 130 of which are outlet stores operated under the name Wilsons Leather Outlets. Substantially all of our outlet stores are located in larger outlet centers and average approximately 3,900 total leased square feet. We currently plan to add approximately 10 to 15 Wilsons outlet stores in fiscal 2012.

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

In fiscal 2011, we formed a joint venture with The Camuto Group that will open and operate footwear and accessory retail outlet stores under the name “Vince Camuto.” The Camuto Group will provide product for the new store concept and will merchandise the stores. We will provide the infrastructure for the stores, including real estate, distribution, information systems, finance and administration. Both companies will share equally in the capital and operating costs of the joint venture. We expect to begin opening these stores in the first half of fiscal 2012 and to open approximately 10 Vince Camuto outlet stores in fiscal 2012.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia, Thailand, Sri Lanka, Taiwan, Central and South America, Pakistan and Bangladesh. A small portion of our garments are manufactured in the United States.

We currently have representative offices in Hangzhou, Nanjing and Qingdao, China. These offices act as a liaison between us and manufacturers in China. At January 31, 2011, we had 128 employees in our China offices.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on a commission-fee basis that we arrange as agent directly for some of our customers. We utilize our China and Hong Kong office employees to monitor production at each manufacturer’s facility to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and customers. At January 31, 2011, the Hong Kong office employed seven persons.

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

Quotas, Customs and Import Restrictions

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 28%, depending upon the type of fabric used, how the garment is constructed and the country of export. Quotas represent the right to export restricted amounts of certain categories of merchandise into a country or territory pursuant to a visa or a license. Countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. The products we are currently importing are not subject to quota restrictions. We continually monitor duty, tariff and other import restriction developments. We seek to minimize our potential exposure to import related risks through, among other measures, geographical diversification of manufacturing sources and shifts of production among countries and manufacturers.

Apparel and other products sold by us are also subject to regulations that relate to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment.

Raw Materials

During fiscal 2011, demand for raw materials, including textiles, wool and leather, significantly increased while supplies of those raw materials declined due to adverse climate and other factors. As a result, we and other apparel manufacturers began to experience increases in raw material prices. These conditions are expected to continue into fiscal 2012. We expect to partially mitigate cost increases in fiscal 2012 and their effect on gross margins through a combination of alternate sourcing initiatives, shifting the fabrics we utilize, advantageous purchase of raw materials and price increases.

We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our apparel, such as textiles, wool and leather, which are available from numerous sources. The leather apparel industry competes with manufacturers of other leather products for the supply of leather. Leather skins are a byproduct. Accordingly, raw material costs for leather products are generally impacted by changes in meat consumption worldwide, as well as by the popularity of leather products.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,600 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail outlet stores.

Sales to our 10 largest customers accounted for 62.7% of our net sales in fiscal 2011 compared to 55.0% of our net sales in fiscal 2010 and 53.8% of our net sales in fiscal 2009. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 17.3% of our net sales in fiscal 2011, 16.8% of our net sales in fiscal 2010 and 15.4% of our net sales in fiscal 2009. Sales to the Marmaxx Group, which includes sales to the T.J. Maxx and Marshalls store chains, accounted for 12.4% of our net sales in fiscal 2011, 8.8% of our net sales in fiscal 2010 and 9.3% of our net sales in fiscal 2009. The loss of either of these customers, or a significant reduction in purchases by these customers, could have a material adverse effect on our results of operations.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 3% of our wholesale net sales in fiscal 2011.

G-III’s products are sold primarily through a direct sales force consisting of 96 employees at January 31, 2011. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Final authorization of all sales of product is solely through our New York showrooms, enabling our management to deal directly with, and be readily accessible to, major customers, as well as to more effectively control our selling operations.

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

We advertise our Andrew Marc brand and are engaged in both cooperative advertising programs with retailers and direct to the consumer. We are focused on creating an image that will broaden the lifestyle appeal of our Andrew Marc brands. Our marketing strategy is focused on media, public relations and channel marketing. Our media strategy for Andrew Marc includes traditional print and outdoor advertising, as well as digital and social media initiatives. We have allocated additional marketing and advertising resources to support the growth of our Andrew Marc brand.

We believe we have developed awareness of our other owned labels primarily through our reputation, consumer acceptance and the fashion press. We primarily rely on our reputation and relationships to generate business in the private label portion of our non-licensed segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, our standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products.

Seasonality

Retail sales of outerwear apparel have traditionally been seasonal in nature. Sales of outerwear constitute a majority of our sales. In prior years, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Although we sell our apparel products throughout the year, net sales in the months of July through November accounted for approximately 60% of our net sales in fiscal 2011, 64% of our net sales in fiscal 2010 and 70% of our net sales in fiscal 2009. Our Wilsons retail outlet business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, the second half of our fiscal year is expected to provide a disproportionate amount of our net sales and a substantial majority of our net income.

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

Competition

We have numerous competitors with respect to the sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. Our retail outlet business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

We own the trademarks used in connection with our non-licensed apparel segment and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed apparel. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Andrew Marc, Marc New York, Marc Moto, Jessica Howard, Eliza J., Black Rivet, Marvin Richards, Winlit, G-III and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and apparel-related products, as well as for retail services.

In markets outside of the U.S., our rights to some of our trademarks may not be clearly established. In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

Employees

As of January 31, 2011, we had 2,154 employees, of whom 167 worked in executive or administrative capacities, 436 worked in design, merchandising and sourcing, 497 worked in warehouse and distribution facilities, 96 worked in wholesale sales, and 958 worked in our retail outlet stores. Additionally, during our peak retail selling season from October through January, we employed approximately 814 additional seasonal associates in our Wilsons retail outlet stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees and do not believe any interruption will occur if the labor agreements referred to below are not renewed.

We are a party to agreements with two labor unions. One agreement covers approximately 309 of our full-time employees as of January 31, 2011 and is currently in effect through October 31, 2011. The other agreement covers approximately 11 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2011.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position

Morris Goldfarb	60	Chairman of the Board, Chief Executive Officer, Director
Sammy Aaron	51	Vice Chairman, Director
Jeanette Nostra	59	President
Wayne S. Miller	53	Chief Operating Officer and Secretary
Neal S. Nackman	51	Chief Financial Officer and Treasurer

Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Until April 1997, Mr. Goldfarb also served as our President. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Christopher & Banks Corporation, RLJ Acquisition, Inc. and Ante5, Inc. Mr. Goldfarb served as a director of Lakes Entertainment, Inc. from June 1998 until March 2010.

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

Carl Katz, one of our directors, and Jeanette Nostra are married to each other. Jeffrey Goldfarb, one of our directors and our Director of Business Development, is the son of Morris Goldfarb.

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

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2011, revenues from the sale of licensed product accounted for 67.6% of our net sales (74.6% of our net sales of wholesale apparel) compared to 65.4% of our net sales (73.5% of our net sales of wholesale apparel) in fiscal 2010 and 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products. If we do not satisfy any of these requirements, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors, including in particular, Calvin Klein.

Our business strategy is to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted. In this regard, if the current labor dispute between the owners of the National Football League and the players is not settled in the near future, there would likely be an adverse affect on our sales of NFL licensed product that could adversely affect our results of operations.

We have eight different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by Phillips-Van Heusen Corporation. Sales of Calvin Klein product constitute a majority of our sales of licensed apparel. Any change by Phillips-Van Heusen in the marketing of products sold under the Calvin Klein label or any adverse change in the consumer’s perception of the Calvin Klein brand could have a material adverse affect on our results of operations. We have a license agreement with Tommy Hilfiger, which is also owned by Phillips-Van Heusen. Any adverse change in our relationship with Phillips-Van Heusen would have a material adverse affect on our results of operations.

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

An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear and sportswear, as well as luggage and women’s handbags and small leather goods. In addition, we acquired a dress and sportswear manufacturer. We had limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures.

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

Our 10 largest customers accounted for approximately 62.7% of our net sales in fiscal 2011, 55.0% of our net sales in fiscal 2010 and 53.8% of our net sales in fiscal 2009, with Macy’s Inc. accounting for 17.3% of our net sales and the Marmaxx Group accounting for 12.4% of our net sales in fiscal 2011. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands, to sell a national brand on an exclusive basis or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

Fluctuations in the price, availability and quality of the textiles, wool and leather used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. The supply and price of leather are vulnerable to animal diseases as well as natural disasters that can affect the supply and price of raw leather. For example, in the past, the outbreak of mad-cow and foot-and-mouth disease in Europe, and its aftereffects, adversely affected the supply and cost of leather. Any recurrence of these diseases could adversely affect us. The prices for wool and other fabrics used in our products depend largely on the market prices for the raw materials used to produce them, such as raw wool or cotton. We may not be able to pass on all or any portion of higher material prices to our customers.

Any raw material price increase or increase in costs related to the transport of our products (primarily petroleum costs) could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis) we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition. During the second half of fiscal 2011, we began to experience an increase in costs, including those for raw materials, labor and freight, which we anticipate will continue in fiscal 2012. While we are taking action to reduce the effects of these cost increases on our results of operations, we cannot be sure that our actions will be effective.

Our trademark and other intellectual property rights may not be adequately protected.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot be sure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

Risks Relating to Our Retail Outlet Business

Expansion of our business into the retail sector involves significant costs and uncertainties.

In July 2008, we acquired 116 outlet store leases, as well as inventory, fixtures, a warehouse location and trademarks and trade names, from Wilsons The Leather Experts. As of January 31, 2011, we operated 132 retail stores. Managing the Wilsons outlet stores requires the expenditure of our time and resources. Operation of a retail chain could divert our management’s time and resources from our core wholesale apparel business. Operation of a retail chain could be viewed as competitive by our licensors and existing retail customers and adversely affect our relationships with them. Accordingly, the ownership of the Wilsons retail outlet business could negatively impact our results of operations. In addition, the development and opening of Vince Camuto retail outlet stores will take up the time of Wilsons’ management that could divert their attention from the operation of our Wilsons retail outlet stores.

We will need to continue to improve the results of operations of the acquired Wilsons retail outlet stores in order for these stores to operate profitably for us on an ongoing basis. We had no experience operating a retail chain prior to this acquisition.

Prior to our acquisition of the Wilsons retail outlet stores, these stores as a whole were experiencing declines in comparable store sales, sales per square foot and gross margins. The operation of these stores negatively impacted our results of operations in fiscal 2009 and 2010. In fiscal 2011, we achieved an operating profit for our Wilsons retail outlet stores for the first time. We will need to further improve store operations and upgrade merchandise offered at these stores in order for these stores to continue to operate profitably for us. We had no experience operating a retail chain prior to this acquisition and cannot be sure we will be able to improve the operations of these stores on a long-term basis. If we cannot maintain or improve the results of operations of these stores on an ongoing basis, this acquisition could have a material adverse effect on our result of operations.

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

Our retail outlet stores are located in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Factors, such as the current economic uncertainty in the U.S., fuel shortages, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse affect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:

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

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which, in May 2010, was extended from July 2011 to July 2013. Our need for working capital has increased significantly as a result of our five acquisitions since July 2005, our addition of new licenses and the expansion of our business. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $300 million. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.

Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a majority of our sales. In prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 60% of our net sales in fiscal 2011, 64% of our net sales in fiscal 2010 and 70% of our net sales in fiscal 2009. Our Wilsons retail outlet business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we will be highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

If we do not successfully upgrade, maintain and secure our information systems to support the needs of our organization, this could have an adverse impact on the operation of our business.

We rely heavily on information systems to manage operations, including a full range of financial, sourcing, retail and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of information systems is critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on the operation of our business. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

The economic and credit environment has had and could continue to have a negative impact on businesses around the world. The impact of the environment on the apparel industry and our major customers has been significant. Conditions may be depressed or may be subject to deterioration which could lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including a continuation of the uncertain conditions in the credit and financial markets which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with financial covenants in our existing credit facility.

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, and borrowings through our loan agreement (which includes revolving and trade letter of credit facilities). The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our loan agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2011, we were in compliance with the financial covenants in our loan agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

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

Fuel prices have increased significantly at times during the past few years, began to increase during the latter part of fiscal 2011 and are expected to continue to increase in fiscal 2012. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

As of April 1, 2011, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 15.3% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2008 and April 1, 2011, the market price of our common stock has ranged from a low of $3.24 to a high of $39.95 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

We recorded aggregate charges of $33.5 million in the fourth quarter of fiscal 2009 for impairment charges related to goodwill in our non-licensed apparel segment and one of our trademarks. As a result, we reported a net loss for fiscal 2009. As of January 31, 2011, we had goodwill and other intangibles in an aggregate amount of $44.6 million, or approximately 9.8% of our total assets and 14.7% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill and other intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows and profitability and slower growth rates in our industry. Our impairment charges in fiscal 2009 were primarily the result of a decrease in our market capitalization and, to a lesser extent, from a decrease in projected revenues and profitability for one of our proprietary brands. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A further significant decline in our market capitalization or further deterioration in our projected results could result in additional impairment of goodwill and/or intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, as happened in fiscal 2009, which would negatively impact our results of operations and could negatively impact our stock price.

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

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. During 2010, we entered into amendments to our leases related to our space in 512 Seventh Avenue that extended the term of our leases and provided for a common expiration date of March 31, 2023 for all of our space in this building, with a five year renewal option. Prior to the amendments, we leased approximately 69,000 square feet in this building. The amendments added an aggregate of approximately 46,000 square feet of space to our leases and granted us an option to lease an additional 48,000 square feet of space in this building. We exercised our option to lease approximately 34,000 square feet of this additional space. Our rent for our space at 512 Seventh Avenue is expected to be approximately $3.6 million in fiscal 2012, net of landlord contributions.

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

In connection with our acquisition of Andrew Marc, we assumed leases in New York City for approximately 21,000 square feet of office and showroom space at 570 Seventh Avenue. A portion of the leased premises was surrendered to the landlord in January 2011 as a result of consolidation of some of these offices into our additional space at 512 Seventh Avenue. The lease for the remaining portion, approximately 16,000 square feet, has been extended through December 31, 2013. The current aggregate annual rent for this space is approximately $532,000. We also assumed a lease for approximately 109,000 square feet of warehouse, office and retail space in Secaucus, New Jersey that expires in July 2011 and for which the aggregate annual rent is approximately $707,000. We expect to consolidate the operations of this warehouse with our new Jamesburg warehouse described below and do not expect to renew the lease for this warehouse.

We have a lease for a warehouse and distribution facility, located in Secaucus, New Jersey, through February 2014 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.0 million.

We have a lease through January 2014 for another distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. Annual rent for this facility is approximately $1.3 million.

In December 2009, we entered into a lease for a new warehouse facility located in Jamesburg, New Jersey, for a term that commenced June 1, 2010 and ends December 31, 2020. We also have one five year renewal option. The warehouse consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The initial fixed rent for the warehouse is approximately $2.0 million per year, with set increases in months 32, 56 and 92. We received an abatement of fixed rent for the first seven months of the lease term, and certain work allowances from the landlord. We began using this warehouse in June 2010.

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

As of January 31, 2011, we operated 132 leased store locations, of which 130 are Wilsons stores located in outlet centers. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Outlet store leases are typically 5 to 10 years in duration. Our leases expire at varying dates through 2021. During fiscal 2011, we entered into 18 new store leases, renewed 27 store leases and allowed 7 store leases to expire. The following table indicates the periods during which our retail leases expire.

Number of
Fiscal Year Ending	Stores

2012	44
2013	16
2014	17
2015 and thereafter	55

Total	132

ITEM 3.	LEGAL PROCEEDINGS.

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

	High Prices	Low Prices

Fiscal 2010
Fiscal Quarter ended April 30, 2009	$8.48	$3.24
Fiscal Quarter ended July 31, 2009	$12.68	$6.58
Fiscal Quarter ended October 31, 2009	$19.81	$11.50
Fiscal Quarter ended January 31, 2010	$22.25	$15.79

Fiscal 2011
Fiscal Quarter ended April 30, 2010	$30.99	$16.88
Fiscal Quarter ended July 31, 2010	$31.20	$20.99
Fiscal Quarter ended October 31, 2010	$32.58	$22.02
Fiscal Quarter ended January 31, 2011	$36.99	$24.40

Fiscal 2012
Fiscal Quarter ending April 30, 2011 (through April 8, 2011)	$39.95	$33.34

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 8, 2011 was $38.01 per share.

On April 1, 2011, there were 44 holders of record and, we believe, approximately 6,200 beneficial owners of our Common Stock.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our loan agreement limits payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Condensed Consolidated Financial Statements.

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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2006 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2006 — January 31, 2011)

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2007, 2008, 2009, 2010 and 2011, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2007, 2008 and 2009, and our audited consolidated statements of income for the years ended January 31, 2007 and 2008, are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Our results of operations for fiscal 2008 include the operating results of the Jessica Howard business from May 24, 2007, the date of acquisition. Results for fiscal 2009 include the operating results of the (i) Andrew Marc business from February 11, 2008, the date of acquisition, and (ii) Wilsons retail outlet business from July 8, 2008, the date of acquisition.

	Year Ended January 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)

Consolidated Income Statement Data:
Net sales	$427,017	$518,868	$711,146	$800,864	$1,063,404
Cost of goods sold	311,470	379,417	510,455	533,996	712,359

Gross profit	115,547	139,451	200,691	266,868	351,045
Selling, general and administrative expenses	83,258	101,669	164,098	205,281	248,380
Depreciation and amortization	4,431	5,427	6,947	5,380	5,733
Goodwill and trademark impairment	—	—	33,523	—	—

Operating profit (loss)	27,858	32,355	(3,877)	56,207	96,932
Interest and financing charges, net	6,362	3,158	5,564	4,705	4,027

Income (loss) before income taxes	21,496	29,197	(9,441)	51,502	92,905
Income tax expense	8,307	11,707	4,588	19,784	36,223

Net income (loss)	$13,189	$17,490	$(14,029)	$31,718	$56,682

Basic earnings (loss) per share	$1.00	$1.09	$(0.85)	$1.87	$2.96

Weighted average shares outstanding — basic	13,199	16,119	16,536	16,990	19,175
Diluted earnings (loss) per share	$0.94	$1.05	$(0.85)	$1.83	$2.88

Weighted average shares outstanding — diluted	13,982	16,670	16,536	17,358	19,705

	As of January 31,
	2007	2008	2009	2010	2011

Consolidated Balance Sheet Data:
Working capital	$81,858	$120,414	$99,154	$174,082	$239,494
Total assets	175,141	237,698	280,960	332,015	456,403
Short-term debt	11,130	13,060	29,048	—	—
Long-term debt, excluding current portion	13,143	—	—	—	—
Total stockholders’ equity	115,642	173,874	162,229	232,210	303,494

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2011 is referred to as “fiscal 2011.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, and markets an extensive range of outerwear, sportswear and dresses, including coats, jackets, pants, women’s suits and women’s performance wear, as well as luggage and women’s handbags and small leather goods. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. As of January 31, 2011, G-III operated 132 retail stores, 130 of which are outlet stores operated under the Wilsons Leather name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers were 53.8% of our net sales in fiscal 2009, 55.0% of our net sales in fiscal 2010 and 62.7% of our net sales in 2011.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that has affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results for fiscal 2012.

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

We have used the capabilities of companies we acquired to help us expand our product offerings. The Jessica Howard dress operations we acquired in 2007 expanded and complemented our dress business that began shipping under the Calvin Klein label in September 2006. We added to our dress business in 2007, when we expanded our license with Ellen Tracy to include dresses, and again in 2008, when we entered into a new license for Jessica Simpson dresses, and 2010, when we expanded our relationship with Guess to include dresses. We also intend to grow our Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

When we acquired Andrew Marc in February 2008, Andrew Marc was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. We have since expanded our product categories and product offerings for Andrew Marc, both in house and through licensing arrangements. We have expanded the distribution of outerwear by penetrating additional doors and selling into new channels of distribution. We also launched Andrew Marc and Marc New York dress lines which began shipping in Fall 2009, leveraging our G-III dress capabilities and our manufacturing sources.

We added to the Andrew Marc family of brands by creating the Marc Moto brand, The Marc Moto offering contains vintage inspired product that embraces legendary style. It is a denim lifestyle collection targeted toward young, independent men. We will begin shipping men’s sportswear and accessories for Fall 2011 under the Marc Moto label.

We began a program to license our Andrew Marc and Marc New York brands and entered into agreements to license these brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. In May 2010, we entered into a license agreement with the Jones Jeanswear Division of Jones Apparel Group for the design, marketing and distribution of Andrew Marc, Marc New York and Marc Moto men’s denim and related sportswear. First shipments of denim product under our Marc Moto label commenced in December 2010. We also entered into Andrew Marc license agreements for eyewear in July 2010, men’s dress shirts in September 2010, men’s tailored clothing in September 2010 and watches in March 2011. We expect first shipments of Andrew Marc menswear products to be made for the Fall 2011 season.

In July 2008, we acquired the retail outlet store business of Wilsons The Leather Experts. Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, although it achieved an operating profit in fiscal 2011. Beginning in fiscal 2010, we undertook the following initiatives to improve the performance of our retail outlet business:

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

As a result of these initiatives, the amount of the operating loss in our retail segment was reduced in fiscal 2010, and the retail segment achieved an operating profit in fiscal 2011. We continue to believe that operation of the Wilsons retail outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2011. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term. We expect to add approximately 10 to 15 new Wilsons retail outlet stores in fiscal 2012.

During the third quarter of fiscal 2011, we formed a joint venture with The Camuto Group that will operate footwear and accessory retail outlet stores under the name “Vince Camuto.” The Camuto Group will provide product for the new store concept and will merchandise the stores. Through our Wilsons team, we will provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies will share equally in the capital costs of the joint venture. We expect to begin opening these stores in the first half of fiscal 2012 and to open approximately 10 Vince Camuto outlet stores in fiscal 2012. We will account for this joint venture under the equity method.

We market our products to department, specialty and mass merchant retail stores in the United States. We also supply our outerwear to our Wilsons outlet stores and to our Wilsons e-commerce business. We enhanced our website for Andrew Marc (www.andrewmarc.com) to further expand our product offerings.

We operate our business in three segments, wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The wholesale licensed apparel segment includes sales of apparel brands licensed by us from third parties. The wholesale non-licensed apparel segment includes sales of apparel under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons retail outlet stores.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. During fiscal 2010, we expanded our relationship with Ellen Tracy to include men’s outerwear and with Sean John to include boys’ outerwear. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. First shipment of these products commenced for the Spring 2011 season.

In September 2010, we entered into an extended and expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. This license agreement is for five additional years and commences April 1, 2012. In October 2010, we expanded our relationship with Guess pursuant to a new license agreement for dresses. Shipments of our Guess dresses began for the Spring 2011 season.

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

It is our objective to continue to expand our product offerings. The sale of licensed product accounted for 67.6% of our net sales (74.6% of net sales of wholesale apparel) in fiscal 2011, 65.4% of our net sales (73.5% of net sales of wholesale apparel) in fiscal 2010 and 60.5% of our net sales (68.0% of net sales of wholesale apparel) in fiscal 2009. For comparability purposes, we have included the percentage that sales of licensed apparel accounted for of our wholesale sales, which consists of sales in our licensed and non-licensed apparel segments, as we added a retail segment midway through fiscal 2009 as a result of our acquisition of the Wilsons retail outlet business.

Trends

Significant trends that affect the apparel industry include increases in raw material, manufacturing and transportation costs, the continued consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them and a shift in consumer shopping preferences away from traditional department stores to other retail venues.

During fiscal 2011, we and other apparel manufacturers began to experience increases in raw material prices and other costs. These conditions are expected to continue into fiscal 2012. We expect to partially mitigate cost increases in fiscal 2012 and their effect on gross margins through a combination of alternate sourcing initiatives, shifting the fabrics we utilize, advantageous purchase of raw materials and price increases. Additionally, we believe some of the impact of cost increases can be mitigated through our scale and diversification by product category as we continue to grow.

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

Accounts Receivable

In the normal course of business, we extend credit to our wholesale customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of allowances and anticipated discounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings, extensive delay in payment or substantial downgrading by credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions.

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

If we did not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect our net income.

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

Stock-based Compensation

All share-based payments to employees, including grants of employee stock options and restricted stock units, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of stock options at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses. Restricted stock units that do not have a performance requirement are valued based on the quoted market price on date of grant. Restricted stock units with a performance requirement are valued using a valuation expert. We recognized stock-based compensation of approximately $1.4 million in fiscal 2009, $1.9 million in fiscal 2010 and $3.3 million in fiscal 2011. As of February 1, 2011, there was approximately $8.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation granted by us. These expenses are expected to be recognized by us through January 31, 2016.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2009	2010	2011

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.8	66.7	67.0

Gross profit	28.2	33.3	33.0
Selling, general and administrative expenses	23.1	25.6	23.4
Depreciation and amortization	1.0	0.7	0.5
Goodwill and trademark impairment	4.7	—	—

Operating profit (loss)	(0.6)	7.0	9.1
Interest and financing charges, net	0.8	0.6	0.4

Income (loss) before income taxes	(1.4)	6.4	8.7
Income taxes	0.6	2.4	3.4

Net income (loss)	(2.0)%	4.0%	5.3%

Year ended January 31, 2011 (“fiscal 2011”) compared to year ended January 31, 2010 (“fiscal 2010”)

Net sales for fiscal 2011 increased to $1.06 billion from $800.9 million in the prior year. Net sales of wholesale licensed apparel accounted for 67.6% of our net sales in fiscal 2011 compared to 65.4% of our net sales in fiscal 2010. Excluding net sales in the retail segment, net sales of wholesale licensed apparel accounted for 74.6% of net sales of wholesale apparel in fiscal 2011 and 73.5% of net sales of wholesale apparel in fiscal 2010. Net sales of wholesale licensed apparel increased to $718.5 million in fiscal 2011 from $523.6 million in fiscal 2010. This increase was primarily the result of an increase of $143.6 million in net sales of Calvin Klein licensed product, primarily attributable to increased sales of dresses and women’s sportswear, as well as increased net sales of $19.9 million in Guess outerwear and $16.2 million in Kenneth Cole outerwear.

Net sales of wholesale non-licensed apparel increased to $244.0 million in fiscal 2011 from $188.3 million in fiscal 2010, primarily due to increased net sales of $32.1 million in private label outerwear, $12.9 million in our Andrew Marc products and $10.8 million in our Jessica Howard/Eliza J dresses.

Net sales of our retail operations increased to $142.3 million in fiscal 2011 from $126.6 million in fiscal 2010 primarily as a result of various performance improvement initiatives we implemented beginning in fiscal 2010 and continued in fiscal 2011, as well as an increase in the number of stores in fiscal 2011. Net sales resulting from new stores opened in fiscal 2011 were approximately $5.7 million.

Gross profit increased to $351.0 million, or 33.0% of net sales, for fiscal 2011 from $266.9 million, or 33.3% of net sales, in the prior year. The gross profit in our wholesale licensed apparel segment increased to $213.6 million, or 29.7% of net sales, for fiscal 2011 from $156.2 million, or 29.8% of net sales, in the prior year. The gross profit in our wholesale non-licensed apparel segment increased to $70.5 million in fiscal 2011, or 28.9% of net sales, from $53.7 million, or 28.5% of net sales, in fiscal 2010. The gross profit in our retail operations segment increased to $67.0 million, or 47.1% of net sales, for fiscal 2011 from $57.0 million, or 45.0% of net sales, for fiscal 2010. The gross profit in our retail operations segment increased primarily as a result of higher initial margins and less markdown activity across all product categories.

Selling, general and administrative expenses increased to $248.4 million in fiscal 2011 from $205.3 million in the prior year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($19.0 million), advertising and promotion expenses ($6.6 million), facility costs ($5.4 million) and third party warehousing costs ($5.1 million). Personnel costs increased primarily as a result of higher bonus payments associated with higher profitability and an increase in headcount. Advertising costs increased because sales of licensed product increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. Facility costs increased primarily as a result of rent and related occupancy costs associated with our new warehouse facility space which became fully operational during fiscal 2011 and the additional showroom space we leased. Third party warehousing costs increased as a result of our increased shipping volume.

Depreciation and amortization increased to $5.7 million in fiscal 2011 from $5.4 million for the prior year primarily as a result of increased capital expenditures during fiscal 2011 relating to our new office and warehouse leases.

Interest and finance charges, net for fiscal 2011 decreased to $4.0 million from $4.7 million in the prior year. Our interest charges were lower primarily due to a lower average loan balance compared to the prior fiscal year as a result of the proceeds received from our public offering in December 2009.

Income tax expense for fiscal 2011 increased to $36.2 million from $19.8 million in the prior year. The effective rate for fiscal 2011 was 39.0% compared to an effective tax rate for fiscal 2010 of 38.4%. The effective rate in the prior year was positively impacted by additional net operating losses recorded in connection with the acquisition of Andrew Marc.

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

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal build up in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our maximum borrowing under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from an offering of our common stock in December 2009 as described below. We had a net cash position of $10.0 million at January 31, 2011 compared to $46.8 million at January 31, 2010.

Public Offering

In December 2009, we sold 1,907,010 shares of our common stock, including 207,010 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $19.50 per share. We received net proceeds of $34.7 million from this offering after payment of the underwriting discount and expenses of the offering. The net proceeds we received were used for general corporate purposes to support the growth of our business.

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

The financing agreement provides for a maximum revolving line of credit of $300 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate plus 0.50% (3.75% at March 31, 2011) or LIBOR plus 2.75% (3.0% at March 31, 2011).

The amount borrowed under the line of credit has varied based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $235.1 million in fiscal 2009, $212.5 million in fiscal 2010 and $206.2 million in fiscal 2011. At January 31, 2010 and 2011, there were no direct borrowings outstanding. Our contingent liability under open letters of credit was approximately $13.6 million at January 31, 2010 and $20.1 million at January 31, 2011.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of January 31, 2011, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

Cash from Operating Activities

At January 31, 2011, we had cash and cash equivalents of $10.0 million. We used $28.6 million of cash for operating activities in fiscal 2011 primarily from an increase in accounts receivable of $64.9 million due to increased fourth quarter net sales and an increase in inventory of $85.1 million primarily due to accelerated receipts to take advantage of early buying opportunities and as a result of the earlier Chinese New Year holiday, offset in part by our net income of $56.7 million and an increase in accounts payable and accrued expenses of $63.5 million primarily associated with higher inventory levels.

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

Cash from Investing Activities

In fiscal 2011, we used $19.4 million of cash for investing activities primarily for capital expenditures, including the new warehouse facility which became fully operational in June 2010 and renovations associated with the additional office and showroom space. We anticipate spending slightly less for capital expenditures in fiscal 2012. Capital expenditures for fiscal 2012 will include the completion of our showroom expansion at our corporate headquarters, as well as the addition of approximately 10 to 15 Wilsons retail outlet stores.

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

Cash from Financing Activities

Cash flows from financing activities provided $11.3 million in fiscal 2011 primarily as a result of $4.4 million from tax benefits recognized from the vesting or exercise of equity awards, $4.1 million in proceeds received from the exercise of stock warrants issued in connection with a private placement of our common stock and warrants in 2006 and $2.8 million in proceeds received from the exercise of stock options.

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

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU No. 2010-28 will not have an impact on our results of operations or our financial position.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or financial position.

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for fiscal years and interim periods beginning after December 15, 2010. We adopted the update on February 1, 2011 and do not expect that ASC 820 will have a material impact on our results of operation or financial position.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2011, our contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Operating lease obligations	$145,114	$22,530	$35,763	$25,586	$61,235
Minimum royalty payments(1)	124,344	52,573	55,333	16,438	—
Purchase obligations(2)	19,163	19,163	—	—	—

Total	$288,621	$94,266	$91,096	$42,024	$61,235

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risks and Commodity Price Risk

Our results of operations for the periods discussed have not been significantly affected by foreign currency fluctuation or increases in commodity prices. We negotiate our purchase orders with foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products.

We believe that the increase in commodity prices has not had a material effect on our costs and net revenues during the past three years. We are exposed to market risks for the pricing of our raw materials and are anticipating increases in the cost our raw materials, including textiles, wool and leather, during fiscal 2012. To manage the risks of increasing raw material prices, we negotiate the purchase of such materials in advance when possible. We have not, and do not anticipate using, derivative instruments to manage these price exposures.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under the line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2012. Based on our average borrowings during fiscal 2011, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $530,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2011, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2011, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

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

We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading “Investor Relations.” Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 7, 2011, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business-Executive Officers of the Registrant” in Item 1 above in this Report.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2011, the last day of fiscal 2011, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2011.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	514,190	$14.54	1,802,629
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	514,190	$14.54	1,802,629

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

3. Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.7, 10.7(a), 10.8, 10.8(a), 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.9(e), 10.10, 10.11, 10.11(a), 10.11(b) and 10.14.

3.1		Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.(2)
3.2		By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”)(9)
4.1		Registration Rights Agreement, dated July 13, 2006, by and among G-III, Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., GPC XLIII, LLC, PEC I, LLC and S.A.C. Capital Associates, LLC.(3)
4.2		Form of Warrant.(3)
10.1		Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(4)
10	.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(4)
10	.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(12)
10.2		Amended and Restated Financing Agreement, dated as of April 3, 2008 (“Financing Agreement”), by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc. and Andrew and Suzanne Company Inc.(18)
10	.2(a)	Joinder and Amendment No. 1, dated July 21, 2008, to Financing Agreement.(13)
10	.2(b)	Amendment No. 2, dated April 20, 2009, to Financing Agreement.(14)
10	.2(c)	Amendment No. 3, dated September 11, 2009, to Financing Agreement.(15)
10	.2(d)	Amendment No. 4, dated May 13, 2010, to Financing Agreement.(17)
10.3		Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.(4)
10	.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.(4)
10	.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.(5)
10	.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.(6)

10.4		Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc (“G-III Leather”)(34th and 35th floors).(4)
10	.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather(34th and 35th floors).(4)
10	.4(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).(18)
10.5		Lease, dated January 31, 1994, between 512 and G-III(33rd floor).(4)
10	.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III(33rd floor).(4)
10	.5(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).(18)
10	.5(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).(18)
10	.5(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors).(18)
10.6		Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.(18)
10.7		G-III 1997 Stock Option Plan, as amended the “1997 Plan”.(5)
10	.7(a)	Form of Option Agreement for awards made pursuant to the G-III 1997 Plan.(6)
10.8		G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.(7)
10	.8(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.(13)
10.9		G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”.(18)
10	.9(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.(13)
10	.9(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.(8)
10	.9(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.(10)
10	.9(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.(14)
10	.9(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.(16)
10.10		Form of Executive Transition Agreement, as amended.(19)
10.11		Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(18)
10	.11(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. (11)
10	.11(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(12)
10.12		Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.(2)
10.13		Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.(18)
10.14		Form of Indemnification Agreement.(18)
21		Subsidiaries of G-III.
23.1		Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1		Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
31.2		Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
32.1		Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
32.2		Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2011.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 14, 2006, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated here in by reference.

(6)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed on May 1, 2006, which exhibit is incorporated herein by reference.

(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

(9)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which exhibit is incorporated herein by reference.

(10)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 2, 2008, which exhibit is incorporated herein by reference.

(11)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 6, 2008, which exhibit is incorporated herein by reference.

(12)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 3, 2009, which exhibit is incorporated herein by reference.

(13)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which exhibit is incorporated herein by reference.

(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 21, 2009, which is incorporated herein by reference.

(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on September 16, 2009, which exhibit is incorporated herein by reference.

(16)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 23, 2010, which exhibit is incorporated herein by reference.

(17)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, which exhibit is incorporated herein by reference.

(18)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, which exhibit is incorporated herein by reference.

(19)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 16, 2011, which exhibit is incorporated herein by reference.

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

April 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 13, 2011

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 13, 2011

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	April 13, 2011

/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 13, 2011

/s/ Alan Feller Alan Feller	Director	April 13, 2011

/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 13, 2011

/s/ Carl Katz Carl Katz	Director	April 13, 2011

/s/ Laura Pomerantz Laura Pomerantz	Director	April 13, 2011

/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 13, 2011

/s/ Richard White Richard White	Director	April 13, 2011

EXHIBIT INDEX

21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2011.

G-III Apparel Group, Ltd. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
(Item 15(a))

Page

Reports of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets — January 31, 2011 and 2010	F-4
Consolidated Statements of Operations — Years Ended January 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Stockholders’ Equity — Years Ended January 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows — Years Ended January 31, 2011, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule
II — Valuation and Qualifying Accounts	S-1
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
April 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated April 13, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
April 13, 2011

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
January 31,

	2011	2010
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,045	$46,813
Accounts receivable, net of allowance for doubtful accounts and sales
discounts of $32,174 and $29,092, respectively	138,341	73,456
Inventories	204,995	119,877
Deferred income taxes	12,016	15,315
Prepaid expenses and other current assets	13,390	10,694

Total current assets	378,787	266,155
PROPERTY AND EQUIPMENT, NET	22,556	7,539
DEFERRED INCOME TAXES	8,304	10,672
OTHER ASSETS	2,173	1,723
INTANGIBLES, NET	18,483	19,826
GOODWILL	26,100	26,100

	$456,403	$332,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$103,012	$50,337
Accrued expenses	34,259	29,333
Income taxes payable	41	10,874
Deferred income taxes	1,981	1,529

Total current liabilities	139,293	92,073
DEFERRED INCOME TAXES	6,501	6,495
OTHER NON- CURRENT LIABILITIES	7,115	1,237

TOTAL LIABILITIES	152,909	99,805

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 20,056,132 and 19,192,704 shares issued	201	192
Additional paid-in capital	152,340	137,764
Accumulated other comprehensive loss	(19)	(36)
Retained earnings	151,942	95,260
Common stock held in treasury — 367,225 shares at cost	(970)	(970)

	303,494	232,210

	$456,403	$332,015

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Net sales	$1,063,404	$800,864	$711,146
Cost of goods sold	712,359	533,996	510,455

Gross profit	351,045	266,868	200,691
Selling, general and administrative expenses	248,380	205,281	164,098
Depreciation and amortization	5,733	5,380	6,947
Goodwill impairment	—	—	31,202
Trademark impairment	—	—	2,321

Operating profit (loss)	96,932	56,207	(3,877)
Interest and financing charges, net	4,027	4,705	5,564

Income (loss) before income taxes	92,905	51,502	(9,441)
Income tax expense	36,223	19,784	4,588

Net income (loss)	$56,682	$31,718	$(14,029)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$2.96	$1.87	$(0.85)

Weighted average number of shares outstanding	19,175	16,990	16,536

Diluted:
Net income (loss) per common share	$2.88	$1.83	$(0.85)

Weighted average number of shares outstanding	19,705	17,358	16,536

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other		Common
	Common	Paid-in	Comprehensive	Retained	Stock Held
	Stock	Capital	Loss	Earnings	in Treasury	Total
	(In thousands)

Balance as of January 31, 2008	$168	$97,105	$—	$77,571	$(970)	$173,874
Employee stock options exercised	3	583				586
Tax benefit from exercise of options		438				438
Amortization of share-based compensation		1,360				1,360
Net loss				(14,029)		(14,029)

Balance as of January 31, 2009	171	99,486	—	63,542	(970)	162,229
Employee stock options exercised	2	1,186				1,188
Tax benefit from exercise of options		859				859
Taxes paid for net share settlements		(296)				(296)
Amortization of share-based compensation		1,891				1,891
Shares issued in connection with public offering, net	19	34,638				34,657
Effect of exchange rate changes			(36)			(36)
Net income				31,718		31,718

Balance as of January 31, 2010	192	137,764	(36)	95,260	(970)	232,210
Equity awards exercised/vested	5	2,781				2,786
Tax benefit from exercise/vesting of equity awards		4,356				4,356
Amortization of share-based compensation		3,314				3,314
Stock warrants exercised	4	4,125				4,129
Effect of exchange rate changes			17			17
Net income				56,682		56,682

Balance as of January 31, 2011	$201	$152,340	$(19)	$151,942	$(970)	$303,494

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities
Net income (loss)	$56,682	$31,718	$(14,029)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,733	5,380	6,947
Goodwill and trademark impairment charges	—	—	33,523
Equity based compensation	3,314	1,891	1,360
Deferred financing charges	844	591	470
Deferred income taxes	6,125	(2,984)	(4,808)
Changes in operating assets and liabilities:
Accounts receivable, net	(64,885)	(3,761)	2,449
Inventories	(85,118)	(3,265)	(28,682)
Income taxes, net	(10,833)	5,652	874
Prepaid expenses and other current assets	(2,935)	(375)	(149)
Other assets, net	(1,055)	(456)	(104)
Accounts payable, accrued expenses and other liabilities	63,479	9,608	24,667

Net cash (used in) provided by operating activities	(28,649)	43,999	22,518

Cash flows from investing activities
Capital expenditures	(19,407)	(1,477)	(2,411)
Acquisition of Andrew Marc, net of cash acquired	—	—	(43,051)
Acquisition of Wilsons, net of cash acquired	—	—	(24,997)
Contingent purchase price paid	—	(5,541)	(4,904)

Net cash used in investing activities	(19,407)	(7,018)	(75,363)

Cash flows from financing activities
Proceeds from (repayment of) notes payable, net	—	(29,048)	15,988
Proceeds from sale of common stock, net	—	34,657	—
Proceeds from exercise of stock warrants	4,129	—	—
Proceeds from exercise of equity awards	2,786	1,188	586
Tax benefit from exercise/vesting of equity awards	4,356	859	438
Taxes paid for net share settlements	—	(296)	—

Net cash provided by financing activities	11,271	7,360	17,012

Effect of exchange rate changes	17	(36)	—

Net (decrease) increase in cash and cash equivalents	(36,768)	44,305	(35,833)
Cash and cash equivalents at beginning of year	46,813	2,508	38,341

Cash and cash equivalents at end of year	$10,045	$46,813	$2,508

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,145	$5,002	$2,624
Income taxes	36,548	8,085	12,131
Detail of Andrew Marc acquisition:
Acquired intangibles			$36,595
Fair value of other assets acquired, net			19,176

Fair value of total assets acquired			55,771
Liabilities assumed			(12,643)

Cash paid for acquisition			43,128
Cash acquired			77

Net cash paid for acquisition			$43,051

Detail of Wilsons acquisition:
Fair value of total assets acquired			$25,715
Liabilities assumed			(631)

Cash paid for acquisition			25,084
Cash acquired			87

Net cash paid for acquisition			$24,997

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011, 2010 and 2009

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

10.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. For the years ended

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2011, 2010 and 2009, approximately 20,000, 407,850 and 401,440 shares, respectively, have been excluded from the diluted per share calculation as their inclusion would be been anti-dilutive. The Company issued 488,428, 222,692 and 223,998 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2011, 2010 and 2009, respectively. In December 2010, the Company also issued 375,000 shares of common stock in connection with the exercise of all of its outstanding warrants.

A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2011	2010	2009
	(In thousands, except per share amounts)

Net income (loss)	$56,682	$31,718	$(14,029)

Basic net income (loss) per share:
Basic common shares	19,175	16,990	16,536

Basic net income (loss) per share	$2.96	$1.87	$(0.85)

Diluted net income (loss) per share:
Basic common shares	19,175	16,990	16,536
Stock options, stock warrants and
restricted stock awards	530	368	—

Diluted common shares	19,705	17,358	16,536

Diluted net income (loss) per share	$2.88	$1.83	$(0.85)

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

Restricted stock awards generally vest over a four year period. Most awards that have been granted also include a market condition that provides for the award to vest only after the company’s stock price trades above a predetermined market level for a period of twenty consecutive trading days. All awards are expensed on a straight line basis.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Shipping and Handling Costs

Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $38.1 million, $26.1 million and $21.9 million for the years ended January 31, 2011, 2010 and 2009, respectively.

14.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising expense was $36.4 million, $29.8 million and $25.4 million for the years ended January 31, 2011, 2010 and 2009, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under our licensing agreements, was $4.2 million and $3.0 million at January 31, 2011 and 2010, respectively.

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

18.  Effects of Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU No. 2010-28 will not have an impact on our results of operations or our financial position.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company has considered subsequent events up to the filing date and the adoption of this standard had no effect on the Company’s results of operation or financial position.

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on February 1, 2011 and does not expect that ASC 820 will have a material impact on the Company’s results of operations or financial position.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2011	2010
	(In thousands)

Finished goods	$199,292	$116,627
Raw materials and work-in-process	5,703	3,250

	$204,995	$119,877

Raw materials of $5.3 million and $3.1 million, net of allowances, were maintained in China at January 31, 2011 and 2010, respectively.

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment at cost consist of:

	January 31,
	2011	2010
	(In thousands)

Machinery and equipment	$1,442	$817
Leasehold improvements	26,445	11,408
Furniture and fixtures	5,060	2,188
Computer equipment	2,994	2,354

	35,941	16,767
Less accumulated depreciation	13,385	9,228

	$22,556	$7,539

Depreciation expense amounted to $4.4 million, $3.8 million and $2.9 million for the years ended January 31, 2011, 2010 and 2009, respectively.

NOTE D —	ACQUISITIONS AND INTANGIBLES

Wilsons

In July 2008, AM Retail Group, Inc. (“AM Retail”), a then newly formed wholly-owned subsidiary of G-III Apparel Group, Ltd., acquired certain assets of Wilsons The Leather Experts, Inc., including the leases for 116 outlet store locations, approximately $20.7 million in inventory, the lease for the distribution center, certain prepaid items and the Wilsons name and other related trademarks and trade names. The purchase price for the assets acquired was approximately $25.1 million.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated the purchase price of Wilsons according to its estimate of fair value of assets and liabilities as of the acquisition date, as follows:

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

The Company allocated the purchase price of Andrew Marc according to its estimate of fair value of assets and liabilities as of the acquisition date, as follows:

As of February 11, 2008
(In thousands)

Cash	$77
Receivables	5,200
Inventories	7,305
Property and equipment	1,708
Other assets	542
Deferred income taxes	4,344
Intangible assets	16,590
Goodwill	20,005

Total assets	$55,771

Accounts payable	$2,001
Accrued expenses and other liabilities	3,877
Deferred income taxes	6,765

Total liabilities	$12,643

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts assigned to intangible assets resulting from the Andrew Marc acquisition and the related useful lives are as follows:

	Fair Value	Useful Life
	(In thousands)	(In years)

License agreements	$200	5
Customer relationships	3,180	5-15
Trademarks	13,210	Indefinite

AM Apparel Holdings Inc. owns the businesses of Andrew Marc, which, when acquired, was a supplier of outerwear for men and women, women’s handbags and men’s carrying cases to the upscale specialty and department store tiers of distribution. Andrew Marc sells products under its own Andrew Marc and Marc New York brands, as well as under the licensed Dockers and Levi’s brands.

The operating results of Andrew Marc have been included in the Company’s financial statements since February 11, 2008, the date of acquisition.

Intangible assets consist of:

		January 31,
	Estimated Life	2011	2010
		(In thousands)

Gross carrying amounts
Licenses	3.5 - 5.5 years	$12,573	$12,573
Trademarks	8 - 12 years	2,194	2,194
Customer relationships	5 - 15 years	5,900	5,900
Non-compete agreements	3.5 - 4.0 years	1,058	1,058

Subtotal		21,725	21,725

Accumulated amortization
Licenses		12,493	12,071
Trademarks		1,072	769
Customer relationships		1,859	1,359
Non-compete agreements		1,028	910

Subtotal		16,452	15,109

Net
Licenses		80	502
Trademarks		1,122	1,425
Customer relationships		4,041	4,541
Non-compete agreements		30	148

Subtotal		5,273	6,616

Unamortized intangible assets
Goodwill (Deductible for tax purposes)		26,100	26,100
Trademark		13,210	13,210

Subtotal		39,310	39,310

Total intangible assets, net		$44,583	$45,926

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible amortization expense amounted to $1.3 million, $1.6 million and $4.0 million for the years ended January 31, 2011, 2010 and 2009, respectively.

The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)

2012	$880
2013	759
2014	559
2015	559
2016	431

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. We perform our test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies. As a result of the fiscal 2009 impairment analysis, we determined that the goodwill balance existing in our wholesale non-licensed apparel segment was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $31.2 million in the fourth quarter of fiscal 2009.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired. Sales and profitability for the Marvin Richard’s brand had significantly deteriorated and were not expected to recover. As a result, the Company recorded an impairment charge of $2.3 million to this trademark in the fourth quarter of fiscal 2009.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (wholesale licensed apparel segment) and trademarks (wholesale non-licensed apparel segment) acquired. The carrying amount of goodwill in the wholesale licensed apparel segment was $26.1 million for the years ended January 31, 2011 and 2010.

NOTE E — NOTES PAYABLE

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

The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of January 31, 2011, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.

The weighted average interest rate for amounts borrowed under the credit facility was 3.4% and 3.5% for the years ended January 31, 2011 and 2010, respectively. The Company was contingently liable under letters of credit in the amount of approximately $20.1 million and $13.6 million at January 31, 2011 and 2010, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2011	2010	2009
	(In thousands)

Current
Federal	$24,705	$18,608	$7,720
State and city	5,368	4,152	1,670
Foreign	25	8	6

	30,098	22,768	9,396
Deferred tax benefit	6,125	(2,984)	(4,808)

Income tax expense	$36,223	$19,784	$4,588

Income (loss) before income taxes
United States	$92,933	$51,454	$(9,483)
Non-United States	(28)	48	42

The significant components of the Company’s net deferred tax asset at January 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(In thousands)

Deferred tax assets
Compensation	$2,307	$1,326
Provision for bad debts and sales allowances	7,676	11,934
Inventory write-downs	2,033	2,055

Deferred tax assets, current	12,016	15,315

Compensation	1,685	1,555
Depreciation and amortization	4,493	7,029
Straight-line lease	1,798	418
Supplemental employee retirement plan	317	268
Net operating loss	—	1,393
Other	11	9

Deferred tax assets, non-current	8,304	10,672

Total deferred tax assets	20,320	25,987

Deferred tax liabilities
Prepaid expenses and other, current	(1,981)	(1,529)
Intangibles, non-current	(6,501)	(6,495)

Net deferred tax assets	$11,838	$17,963

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2011	2010	2009

Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and city income taxes, net of Federal income tax benefit	4.9	4.9	(6.0)
Effect of foreign taxable operations	—	—	0.1
Effect of permanent differences resulting in Federal taxable income	0.4	0.5	(82.4)
Other, net	(1.3)	(2.0)	4.7

Actual provision for income taxes	39.0%	38.4%	(48.6)%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. As of January 31, 2011, the Company had no material unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for any material jurisdictions through the fiscal year ended January 31, 2007. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended January 31, 2008 through January 31, 2010 in April 2010.

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.6 million at January 31, 2011. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE G — COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases warehousing, executive and sales facilities, retail stores, equipment and vehicles under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Operations when management determines that achieving the specified levels during the fiscal year is probable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2011:

	Operating Leases
Year Ending January 31,	Wholesale	Retail	Total
	(In thousands)

2012	$10,110	$12,420	$22,530
2013	9,591	8,861	18,452
2014	9,732	7,579	17,311
2015	6,768	6,451	13,219
2016	6,957	5,410	12,367
Thereafter	50,188	11,047	61,235

	$93,346	$51,768	$145,114

Rent expense on the above operating leases for the years ended January 31, 2011, 2010 and 2009 was approximately $22.4 million, $20.7 million and $15.9 million, respectively.

License Agreements

The Company has entered into license agreements that provide for royalty payments ranging from 3% to 15% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $56.8 million, $44.4 million and $36.3 million for the years ended January 31, 2011, 2010 and 2009, respectively. Contractual advertising expense, which is normally based on a percentage of net sales, associated with certain license agreements (included in selling, general and administrative expense) was $18.8 million, $14.0 million and $9.0 million for the years ended January 31, 2011, 2010 and 2009, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)

2012	$52,573
2013	36,717
2014	18,616
2015	8,100
2016	8,338

$124,344

NOTE H — STOCKHOLDERS’ EQUITY

Public Offering

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

As of January 31, 2011, the Company has 1,802,629 shares available for grant under its stock plans. The plans provide for the grant of equity and cash awards, including stock options, restricted stock awards and other stock unit awards to directors, officers and employees. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. Restricted stock unit awards vest over a three to five year period and generally include a price vesting performance condition.

Stock Options

Information regarding all stock options for fiscal 2011, 2010 and 2009 is as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at beginning of year	817,050	$11.23	1,003,750	$10.33	1,092,548	$8.33
Exercised	(339,010)	$8.23	(189,250)	$6.28	(223,998)	$2.61
Granted	38,000	$29.59	18,000	$11.10	151,000	$14.20
Cancelled or forfeited	(1,850)	$18.40	(15,450)	$12.87	(15,800)	$18.43

Stock options outstanding at end of year	514,190	$14.54	817,050	$11.23	1,003,750	$10.33

Exercisable	260,990	$12.32	471,950	$8.82	531,430	$6.65

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2011	Contractual Life	Price	2011	Price

$ 3.00 - $ 8.00	86,500	2.38	$5.47	86,500	$5.47
$ 8.01 - $12.00	67,000	6.22	$10.45	9,000	$9.17
$12.01 - $16.00	162,100	7.27	$13.69	78,500	$13.45
$16.01 - $40.00	198,590	6.49	$20.57	86,990	$18.43

	514,190			260,990

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on ASC 718 and Securities and Exchange Commission guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2011, 2010 and 2009, respectively:

	2011	2010	2009

Expected stock price volatility	64.1%	56.5%	48.9% - 49.2%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	n/a	6 years
Risk-free interest rate	2.3% - 3.4%	3.5%	3.1% - 3.7%
Expected dividend yield	0%	0%	0%

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

The weighted average remaining term for stock options outstanding was 6.0 years at January 31, 2011. The aggregate intrinsic value at January 31, 2011 was $10.5 million for stock options outstanding and $5.9 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2011, the reporting date.

Proceeds received from the exercise of stock options were approximately $2.8 million and $1.2 million during the years ended January 31, 2011 and 2010, respectively. The intrinsic value of stock options exercised was $6.8 million and $2.1 million for the years ended January 31, 2011 and 2010, respectively. A portion of this amount is currently deductible for tax purposes.

As of January 31, 2011, approximately $8.8 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2016.

The weighted average fair value at date of grant for options granted during fiscal 2011, 2010 and 2009 was $18.01, $6.67 and $7.30 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

	Awards	Weighted Average
	Outstanding	Grant Date Fair Value

Unvested as of January 31, 2009	335,000	$9.40
Granted	246,000	$6.94
Vested	(58,750)	$10.85

Unvested as of January 31, 2010	522,250	$8.08
Granted	286,050	$21.28
Vested	(149,418)	$7.87

Unvested as of January 31, 2011	658,882	$13.86

The Company recognized $2.5 million and $1.1 million in compensation expense related to the restricted stock grants for the years ended January 31, 2011 and 2010, respectively. At January 31, 2011 and 2010, unrecognized costs related to the restricted stock units totaled approximately $7.0 million and $3.4 million, respectively.

Stock Warrants

In connection with its private placement in July 2006, the Company issued five year warrants to purchase an aggregate of up to 375,000 shares of its Common Stock at an exercise price of $11.00 per share, subject to adjustment upon the occurrence of specified events, including customary weighted average price anti-dilution adjustments. These warrants were exercised on December 30, 2010. As a result, the Company received proceeds of $4.1 million.

NOTE I — MAJOR CUSTOMERS

One customer accounted for 17.3%, 16.8% and 15.4% of the Company’s net sales for the years ended January 31, 2011, 2010 and 2009, respectively. A second customer accounted for 12.4%, 8.8% and 9.3% of the Company’s net sales for the years ended January 31, 2011, 2010 and 2009, respectively.

NOTE J — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 3% of the participant’s compensation. The Company made matching contributions of approximately $853,000 and $800,000 for the years ended January 31, 2011 and 2010, respectively. The Company did not elect to make matching contributions for the year ended January 31, 2009.

NOTE K — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments; wholesale licensed apparel, wholesale non-licensed apparel and retail operations. The retail operations segment was added as a result of the Company’s acquisition of the Wilsons retail outlet chain in July 2008. The Company had an insignificant retail operation prior to this acquisition and the results of this operation are included in the Company’s retail operations segment. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the fiscal years indicated below:

	2011			2010			2009
		Wholesale			Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail	Licensed	Licensed	Retail(1)

Net sales(2)	$718,537	$244,031	$142,292	$523,606	$188,318	$126,608	$430,204	$202,400	$78,542
Cost of goods sold(2)	504,935	173,578	75,302	367,416	134,600	69,648	310,730	150,969	48,756

Gross profit	213,602	70,453	66,990	156,190	53,718	56,960	119,474	51,431	29,786
Selling, general and administrative	142,510	42,521	63,349	111,075	35,099	59,107	95,721	33,229	35,148
Depreciation and amortization	719	3,615	1,399	837	3,338	1,205	2,601	3,768	578
Impairment charges	—	—	—	—	—	—	—	33,523	—

Operating profit(loss)	$70,373	$24,317	$2,242	$44,278	$15,281	$(3,352)	$21,152	$(19,089)	$(5,940)

(1)	Results for the retail operations segment for fiscal 2009 only include operations of the Wilsons retail outlet stores from July 8, 2008, the date the Company acquired certain assets related to the Wilsons retail outlet business.

(2)	Net sales and cost of goods sold for the wholesale licensed apparel and wholesale non-licensed apparel segments include an aggregate of $41.5 million and $37.7 million of intersegment sales to the Company’s retail operations for the years ended January 31, 2011 and 2010, respectively. Intersegment sales for the year ended January 31, 2009 were not significant.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2011		2010		2009
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
	(In thousands)

Geographic Region
United States	$1,025,763	$77,042	$782,285	$65,677	$699,887	$70,061
Non-United States	37,641	574	18,579	184	11,259	200

	$1,063,404	$77,616	$800,864	$65,861	$711,146	$70,261

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2011, 2010 and 2009.

Included in finished goods inventory at January 31, 2011 are approximately $135.3 million, $32.8 million and $31.2 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. Included in finished goods inventory at January 31, 2010 are approximately $63.7 million, $24.4 million and $28.5 million of inventories for wholesale licensed apparel, wholesale non-licensed apparel and retail operations, respectively. All other assets are commingled.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share amounts, for the fiscal years ended January 31, 2011 and 2010 are as follows:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2010	2010	2010	2011

January 31, 2011
Net sales	$154,278	$188,960	$450,002	$270,164
Gross profit	49,037	60,754	153,947	87,307
Net income/(loss)	(1,372)	2,999	42,722	12,333
Net income/(loss) per common share
Basic	(0.07)	0.16	2.22	0.63
Diluted	(0.07)	0.15	2.16	0.62

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2009	2009	2009	2010

January 31, 2010
Net sales	$107,563 (a)	$135,926	$363,540	$193,835
Gross profit	31,215	40,815	125,628	69,210
Net income/(loss)	(6,819)	(2,776)	32,303	9,010	(b)
Net income/(loss) per common share
Basic	$(0.41)	$(0.17)	$1.93	$0.51	(b)
Diluted	(0.41)	(0.17)	1.87	0.49	(b)

(a)	Net sales reported above differ from net sales reported in the Company’s statement of operations in Form 10-Q for the period ended April 30, 2009 as a result of an intercompany reclassification between sales and cost of sales.

(b)	Includes a one-time tax benefit related to an increase in an acquired net operating loss of $1.6 million, or $0.09 per share.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended January 31, 2011, 2010 and 2009

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End of
Description	of Period	Expenses	(a)	Period
	(In thousands)

Year ended January 31, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$1,589	$371	$610	$1,350
Reserve for sales allowances(b)	27,503	60,329	57,008	30,824

	$29,092	$60,700	$57,618	$32,174

Year ended January 31, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$1,525	$672	$608	$1,589
Reserve for sales allowances(b)	19,464	57,150	49,111	27,503

	$20,989	$57,822	$49,719	$29,092

Year ended January 31, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$923	$600	$(2)	$1,525
Reserve for sales allowances(b)	21,801	49,034	51,371	19,464

	$22,724	$49,634	$51,369	$20,989

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1