Form 10-Q
period 2011-04-30
G III APPAREL GROUP LTD /DE/
filed 2011-06-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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
Yes ☐ No ☑
As of June 1, 2011, there were 19,821,664 shares of our common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,701	$17,869	$10,045
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $23,972, $28,184 and $32,174, respectively	128,218	82,887	138,341
Inventories	167,751	100,006	204,995
Prepaid income taxes	2,810	—	—
Deferred income taxes	12,016	15,315	12,016
Prepaid expenses and other current assets	17,037	14,561	13,390

Total current assets	340,533	230,638	378,787

INVESTMENT IN JOINT VENTURE	1,191	—	40
PROPERTY AND EQUIPMENT, NET	24,323	11,585	22,556
DEFERRED INCOME TAXES	8,304	10,672	8,304
OTHER ASSETS	2,150	1,893	2,133
INTANGIBLES, NET	18,243	19,482	18,483
GOODWILL	26,100	26,100	26,100

	$420,844	$300,370	$456,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$35,000	$17	$—
Income taxes payable	—	602	41
Accounts payable	49,220	37,502	103,012
Accrued expenses	14,425	17,172	34,259
Deferred income taxes	1,981	1,529	1,981

Total current liabilities	100,626	56,822	139,293

DEFERRED INCOME TAXES	6,501	6,495	6,501
OTHER NON-CURRENT LIABILITIES	7,625	1,877	7,115

TOTAL LIABILITIES	114,752	65,194	152,909

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 40,000,000 shares authorized; 20,188,889, 19,466,439 and 20,056,132 shares issued	202	195	201
Additional paid-in capital	155,479	142,104	152,340
Accumulated other comprehensive loss	(41)	(41)	(19)
Retained earnings	151,422	93,888	151,942
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	306,092	235,176	303,494

	$420,844	$300,370	$456,403

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$196,871	$154,278

Cost of goods sold	137,416	105,241

Gross profit	59,455	49,037

Selling, general and administrative expenses	57,925	49,682
Depreciation and amortization	1,524	1,280

Operating profit (loss)	6	(1,925)

Equity in loss of joint venture	99	—
Interest and financing charges, net	759	362

Loss before income taxes	(852)	(2,287)

Income tax benefit	(332)	(915)

Net loss	$(520)	$(1,372)

NET LOSS PER COMMON SHARE:

Basic and Diluted:

Net loss per common share	$(0.03)	$(0.07)

Weighted average number of shares outstanding	19,719	18,903

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(520)	$(1,372)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,524	1,280
Equity based compensation	923	661
Tax benefit from exercise/vesting of equity awards	290	434
Deferred financing charges	162	104
Equity in loss of joint venture	99	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,123	(9,431)
Inventories	37,244	19,871
Income taxes, net	(2,810)	(10,272)
Prepaid expenses and other current assets	(3,751)	(3,867)
Other assets, net	25	(274)
Accounts payable, accrued expenses and other liabilities	(73,116)	(24,339)
Income taxes payable	(41)	—

Net cash used in operating activities	(29,848)	(27,205)

Cash flows from investing activities
Investment in equity of joint venture	(1,350)	—
Capital expenditures	(3,051)	(4,982)

Net cash used in investing activities	(4,401)	(4,982)

Cash flows from financing activities
Proceeds from notes payable, net	35,000	—
Proceeds from exercise of equity awards	494	1,113
Excess tax benefit from exercise/vesting of equity awards	1,433	2,135

Net cash provided by financing activities	36,927	3,248

Effect of exchange rate changes	(22)	(5)

Net increase (decrease) in cash and cash equivalents	2,656	(28,944)
Cash and cash equivalents at beginning of period	10,045	46,813

Cash and cash equivalents at end of period	$12,701	$17,869

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$562	$258
Income taxes	785	6,788
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three month period ended April 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.
The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the Securities and Exchange Commission.
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	April 30,	April 30,	January 31,
	2011	2010	2011
	(In thousands)
Finished goods	$159,180	$93,531	$199,292
Raw materials and work-in-process	8,571	6,475	5,703

	$167,751	$100,006	$204,995

Note 3 — Net Loss per Common Share
Basic net loss per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. All stock options, stock purchase warrants and unvested restricted stock outstanding as of April 30, 2011 and 2010 have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the three months ended April 30, 2011 and 2010, 132,757 and 273,735 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.
Note 4 — Notes Payable
The Company has a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The Company’s financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at the Company’s option, at the prime rate plus 0.50% or LIBOR plus 2.75%. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of April 30, 2011, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets. Amounts payable under the Company’s revolving credit facility were $35.0 million and $17,000 at April 30, 2011 and 2010, respectively.

Note 5 — Segments
The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments: wholesale licensed product, wholesale non-licensed product and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three month periods indicated below:

		Three Months Ended April 30,
		2011		2010
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail
Net sales (1)	$127,735	$46,779	$32,561	$92,432	$41,228	$29,043

Cost of goods sold (1)	94,772	34,904	17,944	68,271	29,470	15,925

Gross profit	32,963	11,875	14,617	24,161	11,758	13,118

Selling, general and administrative	32,688	9,312	15,925	26,666	9,078	13,938
Depreciation and amortization	167	943	414	154	815	311

Operating profit (loss)	$108	$1,620	$(1,722)	$(2,659)	$1,865	$(1,131)

(1)	Net sales and cost of goods sold for the wholesale licensed and wholesale non-licensed segments include an aggregate of $10.2 million and $8.4 million of intersegment sales to the Company’s retail operations for the three months ended April 30, 2011 and 2010, respectively.
Included in finished goods inventory at April 30, 2011 are approximately $107.7 million, $22.3 million and $29.2 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Included in finished goods inventory at April 30, 2010 are approximately $52.6 million, $16.6 million and $24.3 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Substantially all of the Company’s other assets are commingled.
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
Note 7 — Equity Investment
In August 2010, AM Retail Group, Inc. (“AM Retail”), a wholly owned subsidiary, formed a joint venture with VCS Group LLC to open and operate footwear and accessory retail outlet stores under the name “Vince Camuto.” Each company owns a 50% share in the joint venture and will provide 50% of the capital costs of the joint venture. The Company accounted for AM Retail’s investment in the joint venture using the equity method of accounting. Accordingly, the Company’s share of the loss from the joint venture in the three months ended April 30, 2011 was recorded in the consolidated statements of operations.
Note 8 — Subsequent Events
The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2012 is referred to as “fiscal 2012”.
Various statements contained in this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including:
•	our dependence on licensed product;

•	costs and uncertainties with respect to expansion of our product offerings;

•	customer concentration;

•	the impact of the current economic and credit environment on our customers, suppliers and vendors;

•	the impact of the downturn in the global economy on consumer purchases of products that we offer for sale;

•	the performance of our products within the prevailing retail environment;

•	customer acceptance of new products;

•	our ability to make strategic acquisitions;

•	possible disruption from acquisitions;

•	consolidation of our retail customers;

•	price, availability and quality of materials used in our products;

•	highly seasonal nature of our business;

•	dependence on existing management;

•	the effects of competition in the markets in which we operate;

•	risks of operating a retail business;

•	need for additional financing;

•	our ability to import products in a timely and cost effective manner;

•	our reliance on foreign manufacturers;

•	our intention to introduce new products or enter into new alliances;

•	fluctuations in the price of our common stock; and

•	potential effect on the price of our common stock if actual results are worse than financial forecasts.
These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
G-III designs, manufactures, and markets an extensive range of outerwear, women’s sportswear and dresses, including coats, jackets, pants, women’s suits and women’s performance wear, as well as luggage and women’s handbags and small leather goods. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. G-III also operates retail outlet stores under the Wilsons Leather name and is a party to a joint venture that operates retail outlet stores under the Vince Camuto name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment could continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by high unemployment which resulted in a decline in consumer discretionary spending that has affected retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results for fiscal 2012.
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
We operate our business in three segments: wholesale licensed product, wholesale non-licensed product and retail operations. The wholesale licensed segment includes sales of product under brands licensed by us from third parties. The wholesale non-licensed segment includes sales of product under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons retail outlet stores.
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
When we acquired Andrew Marc in February 2008, Andrew Marc was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. We have since expanded our product categories for Andrew Marc both in house and through licensing arrangements. We have expanded the distribution of outerwear by penetrating additional doors and selling new channels of distribution. We launched Andrew Marc and Marc New York dress lines which began shipping in Fall 2009, leveraging our G-III dress capabilities and our manufacturing sources.
We added to the Andrew Marc family of brands by creating the Marc Moto brand. The Marc Moto offering contains vintage inspired product that embraces legendary style. It is a denim lifestyle collection targeted toward young, independent men. We will begin shipping men’s sportswear and accessories for Fall 2011 under the Marc Moto label.
We began a program to license our Andrew Marc and Marc New York brands and entered into agreements to license these brands for women’s footwear, men’s accessories, women’s handbags and men’s cold weather accessories. In May 2010, we entered into a license agreement with the Jones Jeanswear Division of Jones Apparel Group for the design, marketing and distribution of Andrew Marc, Marc New York and Marc Moto men’s denim and related sportswear. First shipments of denim product under our Marc Moto label commenced December 2010. We also entered into Andrew Marc license agreements for eyewear in July 2010, men’s dress shirts in September 2010, men’s tailored clothing in September 2010 and watches in March 2011. We expect first shipments of Andrew Marc menswear products to be made for the Fall 2011 season.
We acquired the retail outlet store business of Wilsons The Leather Experts in July 2008. Our retail operations segment, which consists almost entirely of our Wilsons retail outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, although it achieved an operating profit in fiscal 2011. We continue to believe that operation of the Wilsons retail outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2011. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term.

We expect to add approximately 10 to 15 new Wilsons retail outlet stores in fiscal 2012.
During the third quarter of fiscal 2011, we formed a joint venture with The Camuto Group that will operate footwear and accessory retail outlet stores under the name “Vince Camuto.” The Camuto Group will provide product for the new store concept and will merchandise the stores. Through our Wilsons team, we will provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies will share equally in the capital costs of the joint venture. We opened our first Vince Camuto retail outlet store in April 2011 and expect to open a total of approximately 10 Vince Camuto outlet stores in fiscal 2012. We are accounting for this joint venture under the equity method.
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
In September 2010, we entered into an extended and expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. This license agreement is for five additional years and commences April 1, 2012. In October 2010, we expanded our relationship with Guess pursuant to a new license agreement for dresses. First shipments of our Guess dresses began for the Spring 2011 season. In May 2011, we entered into two new license agreements with the Camuto Group, expanding our product offerings with Camuto to include dresses and men’s outerwear. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage. We expect to begin shipping the Camuto outerwear and Hilfiger luggage for the Fall 2011 season. Dresses under the Camuto label are expected to begin shipping for Spring 2012.
We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of expanding brands into new categories. We continually discuss new licensing opportunities with brand owners.
Significant trends that affect the apparel industry include increases in raw material, manufacturing and transportation costs, the continued consolidation of retail chains, the desire on the part of retailers to consolidate vendors supplying them and a shift in consumer shopping preferences away from traditional department stores to other retail venues.
During fiscal 2011, we and other apparel manufacturers began to experience increases in raw material prices and other costs. These conditions have continued into fiscal 2012. We expect to partially mitigate cost increases in fiscal 2012 and their effect on gross margins through a combination of alternate sourcing initiatives, shifting the fabrics we utilize, advantageous purchase of raw materials and price increases. Additionally, we believe some of the impact of cost increases can be mitigated through our scale and diversification by product category as we continue to grow.
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
Results of Operations
Three months ended April 30, 2011 compared to three months ended April 30, 2010
Net sales for the three months ended April 30, 2011 increased to $196.9 million from $154.3 million in the same period last year. Net sales of wholesale licensed product increased to $127.7 million from $92.4 million primarily as a result of an increase of $24.4 million in net sales of Calvin Klein licensed product, mainly due to increased sales of our Calvin Klein women’s sportswear and dresses and the introduction of Calvin Klein handbag and luggage lines. Net sales of wholesale non-licensed product in the three months ended April 30, 2011 increased to $46.8 million from $41.2 million in the same period last year primarily due to an increase of $2.4 million in sales of private label dresses and $1.0 million in sales of Andrew Marc product. Net sales of our retail operations were $32.6 million for the three months ended April 30, 2011 compared to $29.0 million in the same period last year as a result of an increase in the sales of both outerwear and accessories.
Gross profit increased to $59.5 million, or 30.2% of net sales, for the three months ended April 30, 2011, from $49.0 million, or 31.8% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed segment was 25.8% in the three months ended April 30, 2011 compared to 26.1% in the same period last year. The gross profit percentage in our wholesale non-licensed segment was 25.4% in the three month period ended April 30, 2011 compared to 28.5% in the same period last year. Gross profit for both the licensed and non-licensed segments was impacted by a softer than expected Spring selling season for dresses as a result of unseasonably cold and wet weather. The gross profit percentage for our retail operations segment was 44.9% for the three months ended April 30, 2011 compared to 45.2% for the comparable period last year.
Selling, general and administrative expenses increased to $57.9 million in the three months ended April 30, 2011 from $49.7 million in the same period last year. This increase is primarily a result of increases in personnel costs ($2.8 million), facility costs ($1.7 million) and outside warehousing expenses ($1.7 million). Personnel costs increased due the growth in personnel associated with growth in the Calvin Klein product lines including the addition of two new product categories. Facility costs increased as a result of rent expense associated with new leases entered into for additional showroom and office space to accommodate the expansion of product lines. Outside warehousing costs increased because of the increased sales volume in the first quarter.
Depreciation and amortization increased to $1.5 million in the three months ended April 30, 2011 from $1.3 million in the same period last year primarily as a result of leasehold improvements and fixtures for the additional showroom and office space we have leased.
Equity in loss of joint venture of $99,000 in the three months ended April 30, 2011 represents our share of the loss in the joint venture relating to the operation of Vince Camuto retail outlet stores. As this joint venture was formed in the third quarter of fiscal 2011, there is no amount for this item in the prior year’s comparable period.
Interest and financing charges, net for the three months ended April 30, 2011 were $759,000 compared to $362,000 for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the first quarter as a result of significantly higher inventory levels.
Income tax benefit for the three months ended April 30, 2011 was $332,000 compared to $915,000 for the same period last year. The effective tax rate for the three months ended April 30, 2011 was 39.0% compared to an effective tax rate of 40.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons retail outlet stores.

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
The amount borrowed under our line of credit varies based on our seasonal requirements. At April 30, 2011, we had cash and cash equivalents of $12.7 million and outstanding borrowings of $35.0 million. At April 30, 2010, we had cash and cash equivalents of $17.9 million and outstanding borrowings of $17,000.
Our contingent liability under open letters of credit was approximately $46.5 million as of April 30, 2011 compared to $26.5 million as of April 30, 2010.
Financing Agreement
We have a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at our option, at the prime rate plus 0.50% (3.75% at April 30, 2011) or LIBOR plus 2.75% (2.97% at April 30, 2011). Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of April 30, 2011, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $29.8 million of cash in operating activities during the three months ended April 30, 2011, primarily as a result of a decrease in accounts payable and accrued expenses of $73.1 million and an increase in prepaid expenses of $3.8 million offset in part by decreases in inventory of $37.2 million and in accounts receivable of $10.1 million.
The changes in these operating cash flow items are consistent with our seasonal pattern. The decrease in accounts payable is primarily attributable to vendor payments primarily related to inventory purchases. Our inventory and accounts receivable decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters.
Cash from Investing Activities
We used $4.4 million of cash in investing activities in the three months ended April 30, 2011 of which $3.1 million were for capital expenditures and $1.3 million was for an investment in the joint venture relating to the Vince Camuto retail outlet stores. The capital expenditures related primarily to build out and renovation costs with respect to the amended leases we entered into in March 2010 relating to our existing corporate showrooms and offices to extend the leases and add additional office space. We expect our capital expenditures for fiscal 2012 to aggregate approximately $18.0 million for the build out and renovation of the additional showroom and office space, the addition of approximately 10 — 15 Wilsons retail outlet stores and the funding of the joint venture.
Cash from Financing Activities
Cash from financing activities provided $36.9 million in the three months ended April 30, 2011, primarily as a result of $35.0 million of borrowings under our revolving credit facility and $1.4 million in tax benefits recognized from the exercise or vesting of equity awards. We increased our borrowings as a result of payments for purchases of inventory. Inventory levels compared to the prior year are higher primarily as a result of advantageous early buying and several new replenishment programs in our suits and sportswear product lines, as well as to purchase inventory for our new luggage and handbag product lines.

Financing Needs
We believe that our cash on hand and cash generated from operations, together with funds available from our revolving credit facility, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2011 are those that depend most heavily on these judgments and estimates. As of April 30, 2011, there have been no material changes to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2011.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)
Date: June 9, 2011	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 9, 2011	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer