Form 10-Q
period 2011-07-31
G III APPAREL GROUP LTD /DE/
filed 2011-09-08
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Yes ☐ No ☑
As of September 1, 2011, there were 19,888,747 shares of our common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,566	$6,147	$10,045
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $25,011, $27,111 and $32,174, respectively	171,541	119,662	138,341
Inventories	322,387	223,543	204,995
Prepaid income taxes	3,307	—	—
Deferred income taxes	12,016	15,315	12,016
Prepaid expenses and other current assets	24,744	18,046	13,390

Total current assets	542,561	382,713	378,787

INVESTMENT IN JOINT VENTURE	2,065	—	40
PROPERTY AND EQUIPMENT, NET	27,647	16,367	22,556
DEFERRED INCOME TAXES	8,304	10,672	8,304
OTHER ASSETS	2,168	2,340	2,133
INTANGIBLES, NET	18,032	19,137	18,483
GOODWILL	26,100	26,100	26,100

	$626,877	$457,329	$456,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$141,974	$77,411	$—
Income taxes payable	—	1,363	41
Accounts payable	138,089	107,521	103,012
Accrued expenses	20,086	19,012	34,259
Deferred income taxes	1,981	1,529	1,981

Total current liabilities	302,130	206,836	139,293

DEFERRED INCOME TAXES	6,501	6,495	6,501
OTHER NON-CURRENT LIABILITIES	8,567	4,289	7,115

TOTAL LIABILITIES	317,198	217,620	152,909

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 shares authorized; 20,255,972, 19,540,272 and 20,056,132 shares issued	202	195	201
Additional paid-in capital	157,513	143,638	152,340
Accumulated other comprehensive loss	(53)	(41)	(19)
Retained earnings	152,987	96,887	151,942
Common stock held in treasury — 367,225 shares at cost	(970)	(970)	(970)

	309,679	239,709	303,494

	$626,877	$457,329	$456,403

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$229,975	$188,960

Cost of goods sold	164,404	128,206

Gross profit	65,571	60,754

Selling, general and administrative expenses	59,826	53,844
Depreciation and amortization	1,852	1,277

Operating profit	3,893	5,633

Equity in loss of joint venture	376	—
Interest and financing charges, net	952	634

Income before income taxes	2,565	4,999

Income tax expense	1,000	2,000

Net income	$1,565	$2,999

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$0.08	$0.16

Weighted average number of shares outstanding	19,848	19,126

Diluted:

Net income per common share	$0.08	$0.15

Weighted average number of shares outstanding	20,253	19,652

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended July 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$426,846	$343,237

Cost of goods sold	301,820	233,447

Gross profit	125,026	109,790

Selling, general and administrative expenses	117,751	103,525
Depreciation and amortization	3,376	2,557

Operating profit	3,899	3,708

Equity in loss of joint venture	475	—
Interest and financing charges, net	1,711	996

Income before income taxes	1,713	2,712

Income tax expense	668	1,085

Net income	$1,045	$1,627

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$0.05	$0.09

Weighted average number of shares outstanding	19,784	19,016

Diluted:

Net income per common share	$0.05	$0.08

Weighted average number of shares outstanding	20,221	19,540

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$1,045	$1,627
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,376	2,557
Equity based compensation	2,039	1,534
Tax benefit from exercise/vesting of equity awards	593	—
Deferred financing charges	304	498
Equity in loss of joint venture	475	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,200)	(46,206)
Inventories	(117,392)	(103,666)
Income taxes, net	(3,348)	(9,511)
Prepaid expenses and other current assets	(11,540)	(7,376)
Other assets, net	(153)	(1,091)
Accounts payable, accrued expenses and other liabilities	22,356	49,915

Net cash used in operating activities	(135,445)	(111,719)

Cash flows from investing activities
Investment in equity of joint venture	(2,500)	—
Capital expenditures	(8,016)	(10,696)

Net cash used in investing activities	(10,516)	(10,696)

Cash flows from financing activities
Proceeds from notes payable, net	141,974	77,411
Proceeds from exercise of equity awards	493	1,161
Excess tax benefit from exercise/vesting of equity awards	2,049	3,182

Net cash provided by financing activities	144,516	81,754

Effect of exchange rate changes	(34)	(5)

Net decrease in cash and cash equivalents	(1,479)	(40,666)
Cash and cash equivalents at beginning of period	10,045	46,813

Cash and cash equivalents at end of period	$8,566	$6,147

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,191	$1,304
Income taxes	1,332	7,404
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and six month periods ended July 31, 2011 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.
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
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	July 31,	July 31,	January 31,
	2011	2010	2011
		(In thousands)
Finished goods	$312,179	$215,392	$199,292
Raw materials and work-in-process	10,208	8,151	5,703

	$322,387	$223,543	$204,995

Note 3 — Net Income per Common Share
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the six months ended July 31, 2011 and 2010, 199,240 and 347,568 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.
A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income	$1,565	$2,999	$1,045	$1,627

Basic net income per share:
Basic common shares	19,848	19,126	19,784	19,016

Basic net income per share	$0.08	$0.16	$0.05	$0.09

Diluted net income per share:
Basic common shares	19,848	19,126	19,784	19,016
Stock options, warrants and restricted stock awards	405	526	437	524

Diluted common shares	20,253	19,652	20,221	19,540

Diluted net income per share	$0.08	$0.15	$0.05	$0.08

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
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of July 31, 2011, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets. Amounts payable under the Company’s revolving credit facility were $142.0 million and $77.4 million at July 31, 2011 and 2010, respectively.
Note 5 — Segments
The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments: wholesale licensed products, wholesale non-licensed products and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three and six month periods indicated below:

	Three Months Ended July 31,
	2011			2010
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail
Net sales (1)	$158,080	$50,738	$28,281	$129,656	$40,732	$23,833
Cost of goods sold (1)	117,775	38,215	15,538	90,288	29,951	13,228

Gross profit	40,305	12,523	12,743	39,368	10,781	10,605

Selling, general and administrative	34,467	9,394	15,965	30,775	9,235	13,834
Depreciation and amortization	405	1,007	440	172	768	337

Operating profit (loss)	$5,433	$2,122	$(3,662)	$8,421	$778	$(3,566)

	Six Months Ended July 31,
	2011			2010
		Wholesale			Wholesale
	Wholesale	Non-		Wholesale	Non-
	Licensed	Licensed	Retail	Licensed	Licensed	Retail
Net sales (2)	$285,815	$97,518	$60,841	$222,087	$80,998	$53,838
Cost of goods sold (2)	212,547	73,119	33,482	158,559	58,538	30,036

Gross profit	73,268	24,399	27,359	63,528	22,460	23,802

Selling, general and administrative	67,155	18,706	31,890	57,440	18,313	27,772
Depreciation and amortization	572	1,949	855	326	1,584	647

Operating profit (loss)	$5,541	$3,744	$(5,386)	$5,762	$2,563	$(4,617)

(1)	Net sales and cost of goods sold for the wholesale licensed and wholesale non-licensed segments include an aggregate of $7.1 million and $5.3 million of intersegment sales to the Company’s retail operations for the three months ended July 31, 2011 and 2010, respectively.

(2)	Net sales and cost of goods sold for the wholesale licensed and wholesale non-licensed segments include an aggregate of $17.3 million and $13.7 million of intersegment sales to the Company’s retail operations for the six months ended July 31, 2011 and 2010, respectively.
Included in finished goods inventory at July 31, 2011 are approximately $224.7 million, $51.4 million and $36.0 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Included in finished goods inventory at July 31, 2010 are approximately $157.7 million, $30.1 million and $27.6 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Substantially all of the Company’s other assets are commingled.
Note 6 — Fair Value Measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a common definition for fair value to be applied to United States generally accepted accounting principles (“GAAP”), provides guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. ASC 820 establishes a three-level fair value hierarchy that requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

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
Note 7 — Investment in Joint Venture
In August 2010, AM Retail Group, Inc. (“AM Retail”), a wholly owned subsidiary, formed a joint venture with VCS Group LLC to open and operate footwear and accessory outlet stores under the name “Vince

Camuto.” Each company owns a 50% share in the joint venture and will provide 50% of the capital costs of the joint venture. The Company accounted for AM Retail’s investment in the joint venture using the equity method of accounting. Accordingly, the Company’s share of the loss from the joint venture for the six months ended July 31, 2011 was recorded in the consolidated statements of operations.
Note 8 — Recent Accounting Pronouncements
In June 2011, the FASB issued an Accounting Standards Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company expects that ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
Note 9 — Subsequent Events
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

Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage, women’s handbags, men’s bags and small leather goods. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. G-III also operates outlet stores under the Wilsons Leather name and is a party to a joint venture that operates outlet stores under the Vince Camuto name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment could continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by high unemployment which could result in a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results for fiscal 2012.
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
We operate our business in three segments: wholesale licensed products, wholesale non-licensed products and retail operations. The wholesale licensed segment includes sales of product under brands licensed by us from third parties. The wholesale non-licensed segment includes sales of product under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons outlet stores.
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
Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution and at a variety of price points. We believe that both Andrew Marc and the Wilsons outlet business leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned labels and private label programs.
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
We began a program to license our Andrew Marc and Marc New York brands and entered into agreements to license these brands for women’s footwear, men’s accessories, women’s handbags, men’s cold weather accessories and men’s denim and related sportswear. We have entered into agreements to terminate the license agreements with respect to women’s handbags and men’s denim and related sportswear, and intend to pursue these initiatives in house. We also entered into Andrew Marc license agreements for eyewear in July 2010, men’s dress shirts in September 2010, men’s tailored clothing in September 2010, watches in March 2011 and neckwear in April 2011. Andrew Marc men’s eyewear began shipping for the Spring 2011 season and men’s tailored clothing and men’s dress shirts for the Fall 2011 season. We expect first shipments of Andrew Marc neckwear to be made for the Holiday 2011 season and of Andrew Marc watches to be made for the Spring 2012 season.
We acquired the outlet store business of Wilsons The Leather Experts in July 2008. Our retail operations segment, which consists almost entirely of our Wilsons outlet store business, had an operating loss during fiscal 2009 and fiscal 2010. In fiscal 2011, the retail operations segment achieved an operating profit and we expect that it will also achieve an operating profit in fiscal 2012. We continue to believe that operation of the Wilsons outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2011. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term. In addition, we plan to open four Andrew Marc outlet stores this year. We expect to add a total of 10 to 15 new outlet stores in fiscal 2012. As of August 31, 2011, five new Wilsons outlet stores were in operation.
During the third quarter of fiscal 2011, we formed a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” The Camuto Group provides product and merchandises the stores. Through our Wilsons team, we provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies share equally in the capital costs of the joint venture. We opened our first Vince Camuto outlet store in April 2011 and, as of August 31, 2011, 10 of these stores were in operation. We expect to have 11 Vince Camuto stores in operation by year end. We are accounting for this joint venture under the equity method.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. First shipment of these products commenced for the Spring 2011 season.
In September 2010, we entered into an extended and expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. This license agreement is for five additional years and commences April 1, 2012. In October 2010, we expanded our relationship with Guess pursuant to a new license agreement for dresses. First shipments of our Guess dresses began for the Spring 2011 season. In May 2011, we entered into two new license agreements with the Camuto Group, expanding our product offerings with Camuto to include dresses and men’s outerwear. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage. We expect to begin shipping the Hilfiger luggage for the Holiday 2011 season. Dresses under the Camuto label are expected to begin shipping for Spring 2012.
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
Results of Operations
Three months ended July 31, 2011 compared to three months ended July 31, 2010
Net sales for the three months ended July 31, 2011 increased to $230.0 million from $189.0 million in the same period last year. Net sales of wholesale licensed products increased to $158.1 million from $129.7 million primarily as a result of an increase of $9.6 million in net sales of Calvin Klein licensed product, mainly due to the introduction of our Calvin Klein handbag and luggage lines, $6.8 million in net sales of Kenneth Cole outerwear and $5.0 million in net sales of licensed sports apparel. Net sales of wholesale non-licensed products in the three months ended July 31, 2011 increased to $50.7 million from $40.7 million in the same period last year primarily due to an increase of $7.6 million in sales of private label outerwear. Net sales of our retail operations were $28.3 million for the three months ended July 31, 2011 compared to $23.8 million in the same period last year, as a result of an increase in the number of stores, as well as an 11% increase in comparable store sales.
Gross profit increased to $65.6 million, or 28.5% of net sales, for the three months ended July 31, 2011, from $60.8 million, or 32.2% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed segment was 25.5% in the three months ended July 31, 2011 compared to 30.4% in the same period last year. The gross profit percentage in our wholesale non-licensed segment was 24.7% in the three month period ended July 31, 2011 compared to 26.5% in the same period last year. Gross profit for the wholesale licensed segment was impacted by greater promotional activity which resulted in lower initial selling prices as well as higher allowance support by us to our retailers. Gross profit for the wholesale non-licensed segment was impacted by lower initial selling prices as well as the sale of a higher proportion of lower margin product. The gross profit percentage for our retail operations segment was essentially flat at 45.1% for the three months ended July 31, 2011 compared to 44.5% for the comparable period last year.
Selling, general and administrative expenses increased to $59.8 million in the three months ended July 31, 2011 from $53.8 million in the same period last year. This increase is primarily a result of increases in personnel costs ($2.3 million), facility costs ($1.0 million) and advertising and promotional expenses ($805,000). Personnel costs increased primarily due to the growth in the staffing of our Calvin Klein division, including the addition of two new product categories, as well as an increase in the number of Wilsons outlet stores. Facility costs increased as a result of rent expense associated with new leases entered into for additional showroom and office space to accommodate sales growth, as well as rent for additional retail stores. Advertising and promotional expenses increased because of the increase in sales of licensed product in the second quarter.
Depreciation and amortization increased to $1.9 million in the three months ended July 31, 2011 from $1.3 million in the same period last year primarily as a result of leasehold improvements made and fixtures added during fiscal 2011 for the additional showroom and office space we have leased.
Equity in loss of joint venture of $376,000 in the three months ended July 31, 2011 represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. As this joint venture commenced operations in the fourth quarter of fiscal 2011, there is no amount for this item in the prior year’s comparable period.

Interest and financing charges, net for the three months ended July 31, 2011, were $952,000 compared to $634,000 for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the second quarter as a result of significantly higher inventory levels.
Income tax expense for the three months ended July 31, 2011 was $1.0 million compared to $2.0 million for the same period last year. The effective tax rate for the three months ended July 31, 2011 was 39.0% compared to an effective tax rate of 40.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons outlet stores.
Six months ended July 31, 2011 compared to six months ended July 31, 2010
Net sales for the six months ended July 31, 2011 increased to $426.8 million from $343.2 million in the same period last year. Net sales of wholesale licensed products increased to $285.8 million from $222.1 million primarily as a result of an increase of $33.9 million in net sales of Calvin Klein licensed product, mainly due to increased sales of our Calvin Klein women’s dresses and the introduction of Calvin Klein handbag and luggage lines, $8.4 million in net sales of Kenneth Cole outerwear and a $7.7 million in net sales of licensed sports apparel. Net sales of wholesale non-licensed products in the six months ended July 31, 2011 increased to $97.5 million from $81.0 million in the same period last year primarily due to an increase of $9.9 million in sales of private label outerwear. Net sales of our retail operations were $60.8 million for the six months ended July 31, 2011 compared to $53.8 million in the same period last year as a result of an increase in the number of stores, as well as an increase of 10% in comparable store sales.
Gross profit increased to $125.0 million, or 29.3% of net sales, for the six months ended July 31, 2011, from $109.8 million, or 32.0% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed segment was 25.6% in the six months ended July 31, 2011 compared to 28.6% in the same period last year. The gross profit percentage in our wholesale non-licensed segment was 25.0% in the six month period ended July 31, 2011 compared to 27.7% in the same period last year. Gross profit for the wholesale licensed segment was impacted by greater promotional activity which resulted in lower initial selling prices as well as higher allowance support by us to our retailers. Gross profit for the wholesale non-licensed segment was impacted by lower initial selling prices as well as the sale of a higher proportion of lower margin product. The gross profit percentage for our retail operations segment was 45.0% for the six months ended July 31, 2011 compared to 44.2% for the comparable period last year.
Selling, general and administrative expenses increased to $117.8 million in the six months ended July 31, 2011 from $103.5 million in the same period last year. This increase is primarily a result of increases in personnel costs ($5.1 million), facility costs ($2.8 million), outside warehousing expenses ($2.3 million) and advertising and promotional expenses ($1.5 million). Personnel costs increased primarily due to the growth in the staffing of our Calvin Klein division, including the addition of two new product categories, as well as an increase in the number of Wilsons outlet stores. Facility costs increased as a result of rent expense associated with new leases entered into for additional showroom and office space to accommodate sales growth, as well as rent for additional retail stores. Outside warehousing costs increased because of the increased sales volume compared to last year. Advertising and promotional expenses increased because of the increase in sales of licensed product compared to the first six months of last year.
Depreciation and amortization increased to $3.4 million in the six months ended July 31, 2011 from $2.6 million in the same period last year primarily as a result of leasehold improvements made and fixtures added during fiscal 2011 for the additional showroom and office space we have leased.
Equity in loss of joint venture of $475,000 in the six months ended July 31, 2011 represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. As this joint venture commenced operations in the fourth quarter of fiscal 2011, there is no amount for this item in the prior year’s comparable period.
Interest and financing charges, net for the six months ended July 31, 2011, were $1.7 million compared to $996,000 for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility as a result of significantly higher inventory levels.
Income tax expense for the six months ended July 31, 2011 was $668,000 compared to $1.1 million for the same period last year. The effective tax rate for the six months ended July 31, 2011 was 39.0% compared to an effective tax rate of 40.0% in the same period last year. The effective tax rate in the prior comparable period is higher primarily because we were not able to recognize the benefit of certain state losses incurred by our AM Retail Group, Inc. subsidiary that operates our Wilsons outlet stores.

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
The amount borrowed under our line of credit varies based on our seasonal requirements. At July 31, 2011, we had cash and cash equivalents of $8.6 million and outstanding borrowings of $142.0 million. At July 31, 2010, we had cash and cash equivalents of $6.1 million and outstanding borrowings of $77.4 million.
Our contingent liability under open letters of credit was approximately $31.3 million as of July 31, 2011 compared to $25.4 million as of July 31, 2010.
Financing Agreement
We have a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at our option, at the prime rate plus 0.50% (3.75% at July 31, 2011) or LIBOR plus 2.75% (2.94% at July 31, 2011). Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of July 31, 2011, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Cash from Operating Activities
We used $135.4 million of cash in operating activities during the six months ended July 31, 2011, primarily as a result of an increase of $117.4 million in inventory, $33.2 million in accounts receivable and $11.5 million in prepaid expenses and other current assets, offset in part by an increase of $22.4 million in accounts payable, accrued expenses and other items.
The increases in inventory and payables are consistent with our seasonal pattern of building up inventory for the fall shipping season. The increase in accounts receivable is associated with sales increases in the period. Prepaid expenses and other current assets increased as a result of advance payments made to licensors under our licensing agreements.
Cash from Investing Activities
We used $10.5 million of cash in investing activities in the six months ended July 31, 2011 of which $8.0 million were for capital expenditures and $2.5 million was for an investment in the joint venture relating to the Vince Camuto outlet stores. The capital expenditures related primarily to build out and renovation costs with respect to the amended leases we entered into in March 2010 relating to our existing corporate showrooms and offices to extend the leases and add additional office space. We expect our capital expenditures and investments in joint venture for fiscal 2012 to aggregate approximately $15.0 million for the build out and renovation of the additional showroom and office space, the addition of approximately 10 — 15 outlet stores and the funding of the joint venture.
Cash from Financing Activities
Cash from financing activities provided $144.5 million in the six months ended July 31, 2011, primarily as a result of $142.0 million of borrowings under our revolving credit facility and $2.0 million in tax benefits recognized from the exercise or vesting of equity awards. We increased our borrowings as a result of payments for purchases of inventory. Inventory levels compared to the prior year are higher primarily as a result of our replenishment programs in our suits and sportswear product lines, our purchase of inventory for our new luggage and handbag product lines and the seasonal build up of product for our fall outerwear shipping season.

Financing Needs
We believe that our cash on hand and cash generated from operations, together with funds available from our revolving credit facility, will be sufficient to meet our expected operating and capital expenditure requirements, as well as to fund the cost of any shares that we may repurchase. We may seek to acquire other businesses in order to expand our product offerings or to otherwise add complementary businesses. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2011 are those that depend most heavily on these judgments and estimates. As of July 31, 2011, there have been no material changes to our critical accounting policies.

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
Item 6. Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: September 8, 2011	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2011	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer