Form 10-Q
period 2011-10-31
G III APPAREL GROUP LTD /DE/
filed 2011-12-09
CIK 821002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Yes ☐ No ☑
As of December 1, 2011, there were 19,767,697 shares of our common stock, par value $0.01 per share, outstanding.

Page No.
Part I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - October 31, 2011, October 31, 2010 and January 31, 2011	3

Condensed Consolidated Statements of Operations - For the Three Months Ended October 31, 2011 and 2010	4

Condensed Consolidated Statements of Operations - For the Nine Months Ended October 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended October 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,083	$16,586	$10,045
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $36,129, $39,942 and $32,174, respectively	368,087	297,101	138,341
Inventories	273,161	208,507	204,995
Deferred income taxes	12,016	15,315	12,016
Prepaid expenses and other current assets	12,556	6,540	13,390

Total current assets	681,903	544,049	378,787
INVESTMENT IN JOINT VENTURE	2,578	100	40
PROPERTY AND EQUIPMENT, NET	30,904	19,020	22,556
DEFERRED INCOME TAXES	8,304	10,672	8,304
OTHER ASSETS	1,851	2,175	2,133
INTANGIBLES, NET	17,821	18,793	18,483
GOODWILL	26,100	26,100	26,100

	$769,461	$620,909	$456,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$245,058	$166,739	$—
Income taxes payable	24,072	28,232	41
Accounts payable	90,225	85,638	103,012
Accrued expenses	40,194	40,511	34,259
Deferred income taxes	1,981	1,529	1,981

Total current liabilities	401,530	322,649	139,293
DEFERRED INCOME TAXES	6,501	6,495	6,501
OTHER NON-CURRENT LIABILITIES	9,508	6,105	7,115

TOTAL LIABILITIES	417,539	335,249	152,909

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 shares authorized; 20,259,922, 19,666,072 and 20,056,132 shares issued	203	197	201
Additional paid-in capital	159,173	146,866	152,340
Accumulated other comprehensive loss	(97)	(43)	(19)
Retained earnings	196,542	139,610	151,942
Common stock held in treasury, at cost — 492,225, 367,225 and 367,225 shares	(3,899)	(970)	(970)

	351,922	285,660	303,494

	$769,461	$620,909	$456,403

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$510,009	$450,002

Cost of goods sold	347,734	296,055

Gross profit	162,275	153,947

Selling, general and administrative expenses	86,958	80,140
Depreciation and amortization	1,875	1,508

Operating profit	73,442	72,299

Equity in loss of joint venture	337	—
Interest and financing charges, net	2,297	1,706

Income before income taxes	70,808	70,593

Income tax expense	27,253	27,871

Net income	$43,555	$42,722

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$2.19	$2.22

Weighted average number of shares outstanding	19,845	19,227

Diluted:

Net income per common share	$2.16	$2.16

Weighted average number of shares outstanding	20,172	19,764

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended October 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$936,855	$793,239

Cost of goods sold	649,554	529,502

Gross profit	287,301	263,737

Selling, general and administrative expenses	204,708	183,665
Depreciation and amortization	5,251	4,065

Operating profit	77,342	76,007

Equity in loss of joint venture	812	—
Interest and financing charges, net	4,009	2,702

Income before income taxes	72,521	73,305

Income tax expense	27,921	28,955

Net income	$44,600	$44,350

NET INCOME PER COMMON SHARE:

Basic:

Net income per common share	$2.25	$2.32

Weighted average number of shares outstanding	19,804	19,087

Diluted:

Net income per common share	$2.21	$2.26

Weighted average number of shares outstanding	20,209	19,606

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$44,600	$44,350
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,251	4,065
Equity based compensation	3,616	2,423
Tax benefit from exercise/vesting of equity awards	746	—
Deferred financing charges	365	664
Equity in loss of joint venture	812	—
Changes in operating assets and liabilities:
Accounts receivable, net	(229,746)	(223,645)
Inventories	(68,166)	(88,630)
Income taxes, net	24,031	17,358
Prepaid expenses and other current assets	648	4,022
Other assets, net	103	(1,084)
Accounts payable, accrued expenses and other liabilities	(4,459)	51,347

Net cash used in operating activities	(222,199)	(189,130)

Cash flows from investing activities
Investment in equity of joint venture	(3,350)	—
Capital expenditures	(12,937)	(14,513)

Net cash used in investing activities	(16,287)	(14,513)

Cash flows from financing activities
Proceeds from notes payable, net	245,058	166,739
Proceeds from exercise of equity awards	516	2,518
Stock repurchase	(2,929)	—
Excess tax benefit from exercise/vesting of equity awards	1,957	4,166

Net cash provided by financing activities	244,602	173,423

Effect of exchange rate changes	(78)	(7)

Net increase / (decrease) in cash and cash equivalents	6,038	(30,227)
Cash and cash equivalents at beginning of period	10,045	46,813

Cash and cash equivalents at end of period	$16,083	$16,586

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,364	$2,651
Income taxes	1,134	7,404
The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its wholly-owned subsidiaries. The results for the three and nine month periods ended October 31, 2011 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.
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
Note 2 — Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	October 31,	October 31,	January 31,
	2011	2010	2011
	(In thousands)
Finished goods	$265,224	$204,987	$199,292
Raw materials and work-in-process	7,937	3,520	5,703

	$273,161	$208,507	$204,995

Note 3 — Net Income per Common Share
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards outstanding during the period. For the three and nine months ended October 31, 2011, approximately 327,400 and 405,300 shares, respectively, have been excluded from the diluted per share calculation as their inclusion would have been anti-dilutive. For the three and nine months ended October 31, 2010, there were no anti-dilutive shares excluded from the diluted per share calculation. For the nine months ended October 31, 2011 and 2010, 203,790 and 473,368 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.
A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income	$43,555	$42,722	$44,600	$44,350

Basic net income per share:
Basic common shares	19,845	19,227	19,804	19,087

Basic net income per share	$2.19	$2.22	$2.25	$2.32

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Diluted net income per share:
Basic common shares	19,845	19,227	19,804	19,087
Stock options, warrants and restricted stock awards	327	537	405	519

Diluted common shares	20,172	19,764	20,209	19,606

Diluted net income per share	$2.16	$2.16	$2.21	$2.26

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
The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of October 31, 2011, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets. Amounts payable under the Company’s revolving credit facility were $245.1 million and $166.7 million at October 31, 2011 and 2010, respectively.
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

	Three Months Ended October 31,
	2011			2010
	Wholesale	Wholesale		Wholesale	Wholesale
	Licensed	Non-Licensed	Retail	Licensed	Non-Licensed	Retail
Net sales (1)	$374,171	$109,915	$36,880	$319,853	$106,805	$32,046
Cost of goods sold (1)	262,483	77,171	19,037	216,987	71,289	16,481

Gross profit	111,688	32,744	17,843	102,866	35,516	15,565

Selling, general and administrative	55,774	13,419	17,765	50,650	14,101	15,389
Depreciation and amortization	344	1,000	531	187	1,002	319

Operating profit (loss)	$55,570	$18,325	$(453)	$52,029	$20,413	$(143)

	Nine Months Ended October 31,
	2011			2010
	Wholesale	Wholesale		Wholesale	Wholesale
	Licensed	Non-Licensed	Retail	Licensed	Non-Licensed	Retail
Net sales (2)	$659,985	$207,433	$97,721	$541,940	$189,324	$84,363
Cost of goods sold (2)	475,029	150,291	52,518	375,545	131,241	45,104

Gross profit	184,956	57,142	45,203	166,395	58,083	39,259

Selling, general and administrative	122,941	32,112	49,655	108,091	32,414	43,160
Depreciation and amortization	916	2,950	1,385	513	2,585	967

Operating profit (loss)	$61,099	$22,080	$(5,837)	$57,791	$23,084	$(4,868)

(1)	Net sales and cost of goods sold for the wholesale licensed and wholesale non-licensed segments include an aggregate of $11.0 million and $8.7 million of intersegment sales to the Company’s retail operations for the three months ended October 31, 2011 and 2010, respectively.

(2)	Net sales and cost of goods sold for the wholesale licensed and wholesale non-licensed segments include an aggregate of $28.3 million and $22.4 million of intersegment sales to the Company’s retail operations for the nine months ended October 31, 2011 and 2010, respectively.
Included in finished goods inventory at October 31, 2011 are approximately $175.6 million, $37.3 million and $52.3 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Included in finished goods inventory at October 31, 2010 are approximately $140.1 million, $26.4 million and $38.5 million of inventories for wholesale licensed, wholesale non-licensed and retail operations, respectively. Substantially all of the Company’s other assets are commingled.
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

Note 7 — Investment in Joint Venture
In August 2010, AM Retail Group, Inc. (“AM Retail”), a wholly owned subsidiary, formed a joint venture with VCS Group LLC to open and operate footwear and accessory outlet stores under the name “Vince Camuto.” Each company owns a 50% share in the joint venture and provides 50% of the capital costs of the joint venture. The Company accounts for AM Retail’s investment in the joint venture using the equity method of accounting. Accordingly, the Company’s share of the loss from the joint venture in the nine months ended October 31, 2011 was recorded in the consolidated statements of operations.
Note 8 — Share Repurchase Program
In September 2011, the Company’s board of directors authorized a program to repurchase up to two million shares of it’s common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during the quarter ended October 31, 2011, the Company repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.
Note 9 — Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company expects that ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.
Note 10 — Subsequent Events
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

Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. G-III also operates outlet stores under the Wilsons Leather and Andrew Marc names and is a party to a joint venture that operates outlet stores under the Vince Camuto name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment could continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by high unemployment which could result in a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Uncertain macroeconomic conditions have had and may continue to have a negative impact on our results for fiscal 2012.
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
We operate our business in three segments: wholesale licensed products, wholesale non-licensed products and retail operations. The wholesale licensed products segment includes sales of products under brands licensed by us from third parties. The wholesale non-licensed products segment includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons outlet stores and, beginning in the second half of fiscal 2012, a limited number of our Andrew Marc outlet stores.
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
When we acquired Andrew Marc in February 2008, Andrew Marc was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. We have since expanded our product categories for Andrew Marc both in house and through licensing arrangements. We have expanded the distribution of outerwear by penetrating additional doors and selling through new channels of distribution. We enhanced our website for Andrew Marc (www.andrewmarc.com) to expand our online product offerings. We launched Andrew Marc and Marc New York dress lines which began shipping in Fall 2009, leveraging our G-III dress capabilities and our manufacturing sources. We added to the Andrew Marc family of brands by creating the Marc Moto brand. The Marc Moto offering contains vintage inspired product that embraces legendary style. It is a denim lifestyle collection targeted toward young, independent men.
We have a program to license our Andrew Marc and Marc New York brands and have entered into agreements to license these brands for women’s footwear, men’s accessories, women’s handbags, men’s cold weather accessories and men’s denim and related sportswear, eyewear, men’s dress shirts, men’s tailored clothing, watches, neckwear and sweaters. We have entered into agreements to terminate the license agreements with respect to women’s handbags and men’s denim and related sportswear, and are pursuing these initiatives in house.

We acquired the outlet store business of Wilsons The Leather Experts in July 2008. Our retail operations segment, which consists almost entirely of our Wilsons outlet store business, had an operating loss during fiscal 2009 and fiscal 2010. In fiscal 2011, the retail operations segment achieved an operating profit and we expect that it will also achieve an operating profit in fiscal 2012. We continue to believe that operation of the Wilsons outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2011. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term. As of November 30, 2011, we have increased our number of Wilsons outlet stores by fourteen and opened four new Andrew Marc outlet stores during fiscal 2012.
During the third quarter of fiscal 2011, we formed a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” The Camuto Group provides product and merchandises the stores. Through our Wilsons team, we provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies share equally in the capital costs of the joint venture. The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of November 30, 2011, eleven of these stores were in operation. We are accounting for our investment in this joint venture under the equity method.
The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. Our most significant licensor is Calvin Klein with whom we have eight different product license agreements. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. The first shipment of these products in the United States commenced for the Spring 2011 season. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America. In November 2011, we entered into an agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. This license is in addition to our existing women’s wholesale Calvin Klein performance license. We expect to open our first Calvin Klein women’s performance apparel store in the United States by the end of 2012.
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
In May 2011, we entered into two new license agreements with the Camuto Group, expanding our product offerings with Camuto to include dresses and men’s outerwear. Dresses under the Camuto label are expected to begin shipping for Spring 2012 and men’s outerwear is expected to begin shipping for the Fall 2012 season. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage which began shipping in August 2011. In November 2011, we entered into a license agreement to develop sportswear, dresses, tailored clothing, activewear and sweaters under the Kensie brand for the U.S. and Canadian markets. We expect to begin shipping Kensie sportswear in the first quarter of 2012 and to follow with the launch of additional categories. In December 2011, we entered into a license agreement that expanded our Jessica Simpson products to include women’s outerwear. We expect to begin shipping Jessica Simpson outerwear for the Fall 2012 season.
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

We and other apparel manufacturers have experienced increases in raw material prices and other costs. We may be limited in our ability to increase our selling prices to offset rising costs. Should the consumer not accept higher retail prices for our products, these rising costs could continue to have a negative effect on our business.
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
Results of Operations
Three months ended October 31, 2011 compared to three months ended October 31, 2010
Net sales for the three months ended October 31, 2011 increased to $510.0 million from $450.0 million in the same period last year. Net sales of wholesale licensed products increased to $374.2 million from $319.9 million primarily as a result of an increase of $38.8 million in net sales of Calvin Klein licensed product, mainly due to the introduction of Calvin Klein handbag, accessory and luggage lines, a $4.8 million increase in net sales of Guess outerwear and dresses and a $4.7 million increase in net sales of licensed sports apparel. Net sales of wholesale non-licensed products in the three months ended October 31, 2011 increased to $109.9 million from $106.8 million in the same period last year primarily due to an increase of $3.4 million in sales of private label outerwear. Net sales of our retail operations were $36.9 million for the three months ended October 31, 2011 compared to $32.0 million in the same period last year, as a result of an increase in the number of stores, as well as a 4.2% increase in comparable store sales.
Gross profit increased to $162.3 million, or 31.8% of net sales, for the three months ended October 31, 2011, from $153.9 million, or 34.2% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 29.8% in the three months ended October 31, 2011 compared to 32.2% in the same period last year. Gross profit for the wholesale licensed segment was impacted by greater promotional activity which resulted in lower initial selling prices, as well as higher allowance support by us to our retailers. The gross profit percentage in our wholesale non-licensed products segment was 29.8% in the three month period ended October 31, 2011 compared to 33.3% in the same period last year. Gross profit for the wholesale non-licensed segment was impacted by lower initial selling prices, as well as the sale of a higher proportion of lower margin product. The gross profit percentage for our retail operations segment was 48.4% for the three months ended October 31, 2011 compared to 48.6% for the comparable period last year.
Selling, general and administrative expenses increased to $87.0 million in the three months ended October 31, 2011 from $80.1 million in the same period last year. This increase is primarily a result of increases in personnel costs ($2.7 million), third party warehousing ($2.1 million) and facility costs ($832,000). Personnel costs increased primarily due to the growth in the staffing of our Calvin Klein division, mainly as a result of the addition of new product categories, as well as an increase in personnel to staff additional outlet stores in our retail division. Third party warehousing costs increased due to higher shipping volume as well as higher inventory balances. Facility costs increased as a result of rent expense associated with new leases entered into for additional showroom and office space to accommodate sales growth, as well as rent for additional retail stores.

Depreciation and amortization increased to $1.9 million in the three months ended October 31, 2011 from $1.5 million in the same period last year primarily as a result of leasehold improvements and fixtures added during fiscal 2011 for the additional showroom and office space we leased.
Equity in loss of joint venture of $337,000 in the three months ended October 31, 2011 represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. As this joint venture commenced operations in the fourth quarter of fiscal 2011, there is no amount for this item in the prior year’s comparable period.
Interest and financing charges, net for the three months ended October 31, 2011, were $2.3 million compared to $1.7 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the third quarter primarily as a result of higher inventory levels.
Income tax expense for the three months ended October 31, 2011 was $27.3 million compared to $27.9 million for the same period last year. The effective tax rate for the three months ended October 31, 2011 was 38.5% compared to 39.5% in the same period last year. The effective tax rate is lower primarily due to foreign tax savings realized during the current period.
Nine months ended October 31, 2011 compared to nine months ended October 31, 2010
Net sales for the nine months ended October 31, 2011 increased to $936.9 million from $793.2 million in the same period last year. Net sales of wholesale licensed products increased to $660.0 million from $541.9 million primarily as a result of an increase of $72.7 million in net sales of Calvin Klein licensed product, mainly due to the introduction of Calvin Klein handbag, accessory and luggage lines, a $12.4 million increase in net sales of licensed sports apparel and an $8.5 million increase in net sales of Kenneth Cole outerwear. Net sales of wholesale non-licensed products in the nine months ended October 31, 2011 increased to $207.4 million from $189.3 million in the same period last year primarily due to an increase of $13.3 million in sales of private label outerwear. Net sales of our retail operations were $97.7 million for the nine months ended October 31, 2011 compared to $84.4 million in the same period last year as a result of an increase in the number of stores, as well as an increase of 7.8% in comparable store sales.
Gross profit increased to $287.3 million, or 30.7% of net sales, for the nine months ended October 31, 2011, from $263.7 million, or 33.2% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 28.0% in the nine months ended October 31, 2011 compared to 30.7% in the same period last year. Gross profit for the wholesale licensed segment was impacted by greater promotional activity which resulted in lower initial selling prices, as well as higher allowance support by us to our retailers. The gross profit percentage in our wholesale non-licensed products segment was 27.5% in the nine month period ended October 31, 2011 compared to 30.7% in the same period last year. Gross profit for the wholesale non-licensed segment was impacted by lower initial selling prices, as well as the sale of a higher proportion of lower margin product. The gross profit percentage for our retail operations segment was 46.3% for the nine months ended October 31, 2011 compared to 46.5% for the comparable period last year.
Selling, general and administrative expenses increased to $204.7 million in the nine months ended October 31, 2011 from $183.7 million in the same period last year. This increase is primarily a result of increases in personnel costs ($7.8 million), outside warehousing expenses ($4.3 million) and facility costs ($3.6 million). Personnel costs increased primarily due to the growth in the staffing of our Calvin Klein division, mainly as a result of the addition of new product categories, as well as an increase in personnel to staff additional outlet stores in our retail division. Outside warehousing costs increased because of the increased sales volume as well as higher inventory balances compared to last year. Facility costs increased as a result of rent expense associated with new leases entered into for additional showroom and office space to accommodate sales growth, as well as rent for additional retail stores.
Depreciation and amortization increased to $5.3 million in the nine months ended October 31, 2011 from $4.1 million in the same period last year primarily as a result of leasehold improvements and fixtures added during fiscal 2011 for the additional showroom and office space we leased.
Equity in loss of joint venture of $812,000 in the nine months ended October 31, 2011 represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. As this joint venture commenced operations in the fourth quarter of fiscal 2011, there is no amount for this item in the prior year’s comparable period.
Interest and financing charges, net for the nine months ended October 31, 2011, were $4.0 million compared to $2.7 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility primarily as a result of higher inventory levels.
Income tax expense for the nine months ended October 31, 2011 was $27.9 million compared to $29.0 million for the same period last year. The effective tax rate for the nine months ended October 31, 2011 was 38.5% compared to 39.5% in the same period last year. The effective tax rate is lower primarily due to foreign tax savings realized during the current period.
Liquidity and Capital Resources
Our primary cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during our second and third fiscal quarters each year. Due to the seasonality of our business, we generally utilize a significant portion of our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements have been borrowings under our credit facility, cash generated from operations and proceeds from offerings of our common stock.
At October 31, 2011, we had cash and cash equivalents of $16.1 million and outstanding borrowings of $245.1 million. At October 31, 2010, we had cash and cash equivalents of $16.6 million and outstanding borrowings of $166.7 million.
Our contingent liability under open letters of credit was approximately $18.1 million as of October 31, 2011 compared to $17.1 million as of October 31, 2010.
Financing Agreement
We have a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at our option, at the prime rate plus 0.50% (3.75% at October 31, 2011) or LIBOR plus 2.75% (3.00% at October 31, 2011). Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.
The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined in the financing agreement, and also limits payments for cash dividends and stock redemptions. As of October 31, 2011, we were in compliance with these covenants. The financing agreement is secured by all of our assets.
Share Repurchase Program
In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during the quarter ended October 31, 2011, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.
Cash from Operating Activities
We used $222.2 million of cash in operating activities during the nine months ended October 31, 2011, primarily as a result of an increase of $229.7 million in accounts receivable and $68.2 million in inventory, offset in part by net income of $44.6 million and an increase of $24.0 million in income taxes payable.
The increases in accounts receivable and inventory are generally consistent with our seasonal pattern. Inventory levels compared to the prior year are higher primarily as a result of our replenishment programs in our suits and sportswear product lines, our purchase of inventory for our new luggage and handbag product lines and the seasonal build up of product for our fall outerwear shipping season. The increase in accounts receivable is associated with sales increases in the period. Income taxes payable increased as a result of our pretax income generated in the current period.
Cash from Investing Activities
We used $16.3 million of cash in investing activities in the nine months ended October 31, 2011, of which $12.9 million were for capital expenditures and $3.4 million were for an investment in the joint venture relating to the Vince Camuto outlet stores. The capital expenditures related primarily to build out and renovation costs with respect to the amended and extended leases we entered into in March 2010 relating to our existing and additional showrooms and offices and the addition of 20 new outlet stores.
Cash from Financing Activities
Cash from financing activities provided $244.6 million in the nine months ended October 31, 2011, primarily as a result of $245.1 million of borrowings under our revolving credit facility offset in part by the use of approximately $2.9 million to repurchase shares of our common stock. We increased our borrowings primarily to pay for purchases of inventory.
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
Critical Accounting Policies
Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2011 are those that depend most heavily on these judgments and estimates. As of October 31, 2011, there have been no material changes to our critical accounting policies.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.
(c) Stock Repurchases
The following table sets forth the repurchases of shares of our common stock during the three months ended October 31, 2011.

				Maximum Number
	Total			(or Approximate
	Number	Average	Total Number of	Dollar Value) of
	of Shares	Price	Shares Purchased as	Shares That May Yet
	Purchased	Paid per	Part of Publicly	be Purchased Under
Period	(1)	Share	Announced Program	the Program
September 22, 2011 to September 30, 2011	125,000	$23.41	125,000	1,875,000
October 1, 2011 to October 31, 2011	—	—	—	1,875,000

(1)	On September 22, 2011, we announced that that our board of directors had authorized a program to repurchase up to two million shares of our common stock. This program has no expiration date.
Item 6. Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: December 9, 2011	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 9, 2011	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer