Form 10-K
period 2012-01-31
G III APPAREL GROUP LTD /DE/
filed 2012-04-11
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

As of July 31, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $509,042,966.

The number of outstanding shares of the registrant’s Common Stock as of April 5, 2012 was 19,869,532.            .

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 5, 2012, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors” and the following:

•	our dependence on licensed product;

•	costs and uncertainties with respect to expansion of our product offerings;

•	customer concentration;

•	the impact of the current economic and credit environment on our customers, suppliers and vendors;

•	the impact of the downturn in the global economy on consumer purchases of products that we offer for sale;

•	the performance of our products within the prevailing retail environment;

•	customer acceptance of new products;

•	our ability to make strategic acquisitions;

•	possible disruption from acquisitions;

•	consolidation of our retail customers;

•	price, availability and quality of materials used in our products;

•	seasonal nature of our business;

•	dependence on existing management;

•	the effects of competition in the markets in which we operate;

•	risks of operating a retail business;

•	need for additional financing;

•	our ability to import products in a timely and cost effective manner;

•	our reliance on foreign manufacturers;

•	our intention to introduce new products or enter into new alliances;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock; and

•	potential effect on the price of our common stock if actual results are worse than financial forecasts.

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

WEBSITE ACCESS TO REPORTS

Our internet website is www.g-iii.com. We make available free of charge on our website (under the heading “Investor Relations”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including our Code of Ethics and Committee charters, is available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2012 is referred to as “fiscal 2012”.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney, Belk and Kohl’s. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores.

As of January 31, 2012, we operated 139 retail stores, of which 135 are outlet stores operated under the Wilsons Leather name and 4 are outlet stores operated under our Andrew Marc brand. During fiscal 2011, we formed a joint venture with The Camuto Group to open and operate footwear and accessory outlet stores under the name “Vince Camuto.” The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of January 31, 2012, 11 of these stores were in operation.

We have expanded our portfolio of proprietary and licensed brands through acquisitions and by entering into license agreements for new brands or for additional product categories.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel under the Calvin Klein, Kenneth Cole, Cole Haan, Guess?, Tommy Hilfiger, Levi’s, Dockers, Jessica Simpson, Ellen Tracy, Kensie, Mac & Jac, Jones New York, Sean John and Nine West brands, among others. We also have sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

G-III sells outerwear, dresses and handbags under our own Andrew Marc, Marc New York and Marc Moto brands and has licensed these brands to select third parties in certain product categories. Our other owned brands include, among others, Jessica Howard, Eliza J, Black Rivet, G-III, G-III Sports by Carl Banks and Winlit. We also work with a diversified group of retailers, such as JC Penney, Kohl’s and Express in developing private label product lines.

We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution. We believe that our two most recent additions, Andrew Marc and the Wilsons outlet business, both of which were completed in fiscal 2009, leverage our core strength in outerwear and provide us with new avenues for growth. We also believe that these acquisitions complement our other licensed brands, G-III owned brands and private label programs.

We operate our business in three segments, wholesale licensed products, wholesale non-licensed products and retail operations. The wholesale licensed products segment includes sales of products under brands licensed by us from third parties. The wholesale non-licensed products segment principally includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of our Wilsons outlet stores, and beginning in the second half of fiscal 2012, a limited number of Andrew Marc outlet stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Competitive Strengths

We believe that our broad portfolio of high-profile brands combined with our extensive distribution relationships position us for growth. We intend to capitalize on the following competitive strengths in order to achieve our goal of creating an all-season diversified apparel company:

Broad portfolio of recognized brands.    We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Andrew Marc, Marc New York and Marc Moto. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women’s	Men’s	Sports
Licensed Brands

Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Guess	Guess	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole NY	Kenneth Cole NY	Touch by Alyssa Milano
Reaction Kenneth Cole	Reaction Kenneth Cole	Collegiate Licensing Company
Cole Haan	Cole Haan	Major League Soccer
Sean John	Sean John
Levi’s	Levi’s
Vince Camuto	Vince Camuto
Jessica Simpson	Dockers
Jones New York	Tommy Hilfiger
Nine West
Ellen Tracy
Kensie
Mac & Jac

Proprietary Brands

Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Jessica Howard	Marc Moto
Black Rivet	Black Rivet
G-III	G-III
Eliza J
Marvin Richards
Siena Studio
Winlit

Diversified distribution base.    We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,400 customers, including a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney, Belk and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons and Andrew Marc outlet stores provide an additional distribution network for our products.

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

Leadership position in the wholesale business.    As one of the largest outerwear wholesalers, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our knowledge of the outerwear business and our industry-wide reputation provide us with an advantage when we are competing for outerwear licenses and private label business. Our expertise and reputation in designing, manufacturing and marketing outerwear have enabled us to build strong customer relationships. Our reputation and relationships, as well as the design skill demonstrated by our in-house team, provided us with the ability to become one of the leading dress suppliers in the United States over the past several years. Our historical position in outerwear and our market success after entering the dress business have allowed us to further expand into women’s sportswear, suits, performance wear and other product categories, including non-apparel categories such as luggage, handbags, small leather goods and accessories.

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

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute diversification initiatives.    We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependence on our third fiscal quarter for a significant portion of our net sales and our net income. We have initiated the following diversification efforts:

•

We have continually expanded our relationship with Calvin Klein, which initially consisted of licenses for men’s and women’s outerwear. Since August 2005, we have added licenses for women’s suits, dresses, women’s performance wear and women’s better sportswear. In May 2010, we added two licenses with Calvin Klein, one for women’s handbags and small leather goods and the other for luggage and, in November 2011, we added a license to operate Calvin Klein Performance retail stores in the United States and China.

•

Our acquisition of Andrew Marc added a strong proprietary brand of men’s and women’s outerwear and women’s handbags to our portfolio. We believe the Andrew Marc brand can continue to be leveraged into a variety of new categories as we seek to create a meaningful lifestyle brand. We expanded the Andrew Marc family of brands by creating Marc Moto, a denim lifestyle brand that complements our Andrew Marc and Marc New York brands. We have entered into agreements to license the Andrew Marc, Marc New York and Marc Moto brands to select third parties in certain product categories. We have also developed Marc New York and Andrew Marc dress lines using our own in-house capabilities.

•

Our acquisition of the Wilsons outlet business in July 2008 added a vertical retail component to our business. These outlet stores have provided an additional distribution network for our outerwear products. Leveraging the capabilities of our Wilsons outlet business, in September 2010, we formed a joint venture to own and operate footwear and accessory outlet stores under the name “Vince Camuto.” The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of January 31, 2012, 11 of these stores were in operation. In addition, our Wilsons team oversaw the opening and operation of our Andrew Marc outlet stores in fiscal 2012. As of January 31, 2012, we had 4 Andrew Marc outlet stores in operation.

Continue to grow our outerwear business.    We have been a leader in the outerwear business for many years and believe there is growth potential for us in this category. Specifically, our Calvin Klein men’s and women’s outerwear businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Our acquisition of Andrew Marc added two well known proprietary brands in the men’s and women’s outerwear market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands. More recently, we added a license for Vince Camuto men’s outerwear in May 2011 and Jessica Simpson women’s outerwear in November 2011.

Add new product categories.    We have been able to leverage our expertise and experience in the outerwear business, our relationships with our licensors and our sourcing capabilities to expand our licenses to new product categories such as dresses, sportswear, women’s suits and women’s performance wear. Most recently, we expanded our licenses with Calvin Klein beyond apparel categories to include luggage, women’s handbags, small leather goods and cold weather accessories. In addition, we added luggage to the products we sell under the Tommy Hilfiger brand. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.

Seek attractive acquisitions.    We plan to pursue acquisitions of complementary product lines and businesses. We continually review acquisition opportunities. As a result of our acquisitions, we added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy, Tommy Hilfiger, Levi’s and Dockers, as well as proprietary labels and significant private label programs. We acquired the Jessica Howard and Eliza J dress businesses and Andrew Marc, which added to our portfolio two well-known proprietary brands, Andrew Marc and Marc New York. We also acquired the Wilsons Leather outlet store business. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, dresses, sportswear, women’s suits and women’s performance wear. We also market accessories including luggage, women’s handbags, small leather goods and cold weather accessories.

G-III’s licensed apparel consists of both women’s and men’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

G-III’s proprietary branded apparel also consists of both women’s and men’s products. The Andrew Marc line of women’s and men’s luxury apparel is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear is sold to upper tier stores. The Marc Moto line is a men’s denim lifestyle collection of sportswear and accessories. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores. The Black Rivet line of apparel consists of women’s and men’s outerwear. We sell men’s sports-related apparel under our G-III Sports by Carl Banks label.

We also work with a diversified group of retail chains, such as JC Penney, Kohl’s and Express, in developing product lines that are sold under their private label programs. We meet frequently with department and specialty chain store buyers who custom order products by color, fabric and style. These buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than fifteen years. During the past year, we entered into a new license agreement with respect to Calvin Klein Performance retail stores in the United States and China which is in addition to our existing wholesale license for Calvin Klein performance wear. We expanded our relationship with Tommy Hilfiger by entering into a license for luggage and with Jessica Simpson by entering into a license for women’s outerwear. We added to our portfolio of brands with licenses for Vince Camuto dresses and men’s outerwear and with three licenses for products bearing the Kensie or Mac & Jac brand, (i) women’s sportswear, dresses, suits, active wear and sweaters, (ii) women’s cold weather accessories and (iii) women’s handbags.

Our new five-year license agreement with the National Football League became effective on April 1, 2012. This new license agreement provides us with exclusive rights to distribute outerwear to mass-market retailers and mid-tier department stores and with other rights to sell outerwear, sportswear and swimwear to better department stores, specialty stores, stadium stores and sporting good stores. Our license with Calvin Klein for women’s suits expired December 31, 2011. We continue to design, produce and market product for this line while we discuss the terms of an extension with Calvin Klein.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2015	None
Calvin Klein (Women’s outerwear)	December 31, 2013	None
Calvin Klein (Women’s dresses)	December 31, 2016	None
Calvin Klein (Women’s suits)	December 31, 2011	None
Calvin Klein (Women’s performance wear)	December 31, 2017	None
Calvin Klein (Women’s better sportswear)	December 31, 2012	December 31, 2017
Calvin Klein (Better luggage)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s performance retail)	December 31, 2017	None
Cole Haan (Men’s and women’s outerwear)	January 31, 2013	January 31, 2015
Dockers (Men’s outerwear)	December 31, 2013	December 31, 2016
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2014	December 31, 2016
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2013	None
Guess/Guess? (Women’s dresses)	December 31, 2013	None
Jessica Simpson (Women’s dresses)	January 31, 2013	January 31, 2017
Jessica Simpson (Women’s outerwear)	December 31, 2014	December 31, 2017
Jones New York (Women’s outerwear)	January 31, 2015	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2012	December 31, 2015
Kensie/Mac & Jac (Women’s sportswear, dresses, suits, active wear and sweaters)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s cold weather accessories)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s handbags)	January 31, 2017	January 31, 2022
Levi’s (Men’s and women’s outerwear)	December 31, 2013	December 31, 2016
Nine West (Women’s outerwear)	January 31, 2013	None
Sean John (Men’s outerwear)	January 31, 2014	None
Sean John (Women’s outerwear)	December 31, 2013	December 31, 2023
Sean John (Boy’s outerwear)	December 31, 2012	None
Tommy Hilfiger (Men’s outerwear)	March 31, 2013	March 31, 2016
Tommy Hilfiger (Luggage)	December 31, 2014	None
Vince Camuto (Women’s dresses)	December 31, 2014	December 31, 2017
Vince Camuto (Men’s outerwear)	December 31, 2014	December 31, 2017
Sports Licenses
Collegiate Licensing Company	March 31, 2013	None
Major League Baseball	October 31, 2013	None
National Basketball Association	September 30, 2012	None
National Football League	March 31, 2017	None
National Hockey League	June 30, 2012	None

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

Revenues from the sale of wholesale licensed products accounted for 65.5% of our net sales in fiscal 2012 compared to 67.6% of our net sales in fiscal 2011 and 65.4% of our net sales in fiscal 2010.

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III, Black Rivet, G-III Sports by Carl Banks, Jessica Howard and Eliza J.

We acquired Andrew Marc and Marc New York as additional upscale company owned brands. We have also developed the Marc Moto brand, a men’s denim lifestyle collection, as a complement to these two brands. We utilize our own in-house capabilities to create our core women’s and men’s outerwear, as well as our women’s dress lines for Andrew Marc and Marc New York.

One of our important initiatives has been to develop the Andrew Marc family of brands into a meaningful lifestyle brand. In addition to the core products that we develop and market for these brands, we have sought to expand the reach of these brands by entering into license agreements with third parties for women’s footwear, women’s handbags, men’s accessories, men’s cold weather accessories, men’s denim and related sportswear, men’s dress shirts, men’s tailored clothing, men’s footwear, eyewear, watches, neckwear and sweaters. We have entered into agreements that terminate the license agreements with respect to women’s handbags and men’s denim and related sportswear, and are pursuing these initiatives in-house. We continually look for new opportunities to leverage these brands.

Revenues from the sale of wholesale non-licensed products accounted for 21.7% of our net sales in fiscal 2012 compared to 22.9% of our net sales in fiscal 2011 and 23.5% of our net sales in fiscal 2010.

Retail Operations

Our outlet store business is a national retailer of outerwear and accessories, which as of January 31, 2012, operates 139 outlet stores in 38 states, of which 135 are outlet stores operated under the name Wilsons Leather Outlets and 4 are outlet stores operated under our Andrew Marc brand. Substantially all of our outlet stores are located in larger outlet centers and average approximately 3,900 total leased square feet. We currently plan to open approximately 14 new outlet stores in fiscal 2013.

Our outlet stores sell men’s and women’s outerwear and accessories. Outerwear sold in our stores includes products primarily manufactured by us and accessories which are purchased from third parties. Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our outlet distribution center located in Brooklyn Park, Minnesota. Merchandise is shipped from our Brooklyn Park, Minnesota distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

In August 2010, we formed a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” The Camuto Group provides product and merchandises the stores. Through our Wilsons team, we provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies share equally in the capital costs of the joint venture. The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of January 31, 2012, 11 of these stores were in operation.

In November 2011, we entered into a license agreement to operate Calvin Klein Performance retail stores in the United States and China. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and expect to open approximately 2 additional stores in the U.S. in fiscal 2013. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in China and Hong Kong. G-III will retain 51% ownership of the joint venture which expects to begin operating retail locations in major Chinese markets beginning in Fall 2012.

Revenues from our retail operations accounted for 12.8% of our net sales in fiscal 2012 compared to 13.4% of our net sales in fiscal 2011 and 15.8% of our net sales in fiscal 2010.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia, Thailand, Sri Lanka, Taiwan, Central and South America, Pakistan, Bangladesh and Turkey. A small portion of our garments are manufactured in the United States.

We currently have representative offices in Hangzhou, Nanjing and Qingdao, China. These offices act as a liaison between us and manufacturers in the Far East. At January 31, 2012, we had 158 employees in these representative offices.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2012, we had 9 employees in our Hong Kong office.

In connection with the foreign manufacture of our products, manufacturers purchase leather, wool and other fabrics under our direction. In addition, they purchase necessary “submaterials” (such as linings, zippers, buttons and trimmings) according to parameters specified by us. Prior to commencing the manufacture of products, samples of raw materials or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished products at the factory site.

The manufacture of the substantial majority of our products is performed manually. A pattern is used in cutting fabric to panels that are assembled in the factory. All submaterials are also added at this time. We inspect products throughout this process to insure that the design and quality specifications of the order are being maintained as the garment is assembled. After pressing, cleaning and final inspection, the product is labeled and ready for shipment. A final random inspection by us occurs when the products are packed for shipment.

We generally arrange for the production of products on a purchase order basis with completed products manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against casualty losses arising during shipping.

As is customary, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.

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

Raw Materials

During fiscal 2012, demand for raw materials, including textiles, wool and leather, significantly increased while supplies of those raw materials declined due to adverse climate and other factors. As a result, we and other apparel manufacturers experienced increases in raw material prices. These conditions are expected to moderate in fiscal 2013.

We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our products which are generally available from numerous sources. The apparel industry competes with manufacturers of many other products for the supply of raw materials.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,400 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our outlet stores and, to a lesser extent, through our Wilson’s Leather and Andrew Marc websites.

Sales to our 10 largest customers accounted for 63.3% of our net sales in fiscal 2012 compared to 62.7% of our net sales in fiscal 2011 and 55.0% of our net sales in fiscal 2010. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 18.7% of our net sales in fiscal 2012, 17.3% of our net sales in fiscal 2011 and 16.8% of our net sales in fiscal 2010. Sales to the Marmaxx Group, which includes sales to the T.J. Maxx and Marshalls store chains, accounted for 12.3% of our net sales in fiscal 2012, 12.4% of our net sales in fiscal 2011 and 8.8% of our net sales in fiscal 2010. The loss of either of these customers, or a significant reduction in purchases by these customers, could have a material adverse effect on our results of operations.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 4% of our wholesale net sales in fiscal 2012.

G-III’s products are sold primarily through a direct sales force consisting of 122 employees at January 31, 2012. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Sales outside of the United States are managed by two salespeople in our China office. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada.

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

We advertise our Andrew Marc brand and are engaged in both cooperative advertising programs with retailers and direct to the consumer. We are focused on creating an image that will broaden the lifestyle appeal of our Andrew Marc brands. Our marketing strategy is focused on media, public relations and channel marketing. Our media strategy for Andrew Marc includes traditional print and outdoor advertising, as well as digital and social media initiatives. We continue to allocate marketing and advertising resources to support the growth of our Andrew Marc brand.

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

Seasonality

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant portion of our sales. In prior years, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Although we sell our products throughout the year, net sales in the months of July through November accounted for approximately 60% of our net sales in each of fiscal 2012 and fiscal 2011, and 64% of our net sales in fiscal 2010. Our Wilsons outlet business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, the second half of our fiscal year is expected to provide a disproportionate amount of our net sales and a substantial majority of our net income.

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

Competition

We have numerous competitors with respect to the sale of our products, including distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated manufacturers that also own retail stores. Our outlet business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

We own the trademarks used by us in connection with our wholesale non-licensed product segment and act as licensee of certain trademarks owned by third parties that are used in connection with our wholesale licensed product segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Andrew Marc, Marc New York, Marc Moto, Jessica Howard, Eliza J., Black Rivet, Marvin Richards, Winlit, G-III and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products, as well as for retail services.

In markets outside of the U.S., our rights to some of our trademarks may not be clearly established. In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks that would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

Employees

As of January 31, 2012, we had 2,592 employees, of whom 228 worked in executive or administrative capacities, 499 worked in design, merchandising and sourcing, 618 worked in warehouse and distribution facilities, 122 worked in wholesale sales, and 1,125 worked in our outlet stores. Additionally, during our peak retail selling season from October through January, we employed approximately 1,038 additional seasonal associates in our outlet stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees and do not believe any interruption will occur if the labor agreements referred to below are not renewed.

We are a party to agreements with two labor unions. One agreement covers approximately 438 of our full-time employees as of January 31, 2012 and is currently in effect through October 31, 2015. The other agreement covers approximately 10 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2014.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	61	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	52	Vice Chairman and Director
Jeanette Nostra	60	President
Wayne S. Miller	54	Chief Operating Officer and Secretary
Neal S. Nackman	52	Chief Financial Officer and Treasurer

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

Jeanette Nostra became our President in April 1997. From March 2008 to July 2011, Ms. Nostra also acted as President of our Andrew Marc division. Ms. Nostra’s responsibilities include sales, marketing, product development and licensing for selected divisions, as well as business development for international sales. We have employed Ms. Nostra since 1981.

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

Risk Factors Relating to Our Licensed and Non-Licensed Wholesale Products Business

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2012, net sales of wholesale licensed product accounted for 65.5% of our net sales (75.2% of our net sales of wholesale products) compared to 67.6% of our net sales (74.6% of our net sales of wholesale products) in fiscal 2011 and 65.4% of our net sales (73.5% of our net sales of wholesale products) in fiscal 2010.

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

We have nine different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by Phillips-Van Heusen Corporation. Sales of Calvin Klein product constitute a majority of our sales of licensed products. Any change by Phillips-Van Heusen in the marketing of products sold under the Calvin Klein label or any adverse change in the consumer’s perception of the Calvin Klein brand could have a material adverse affect on our results of operations. We have two license agreements for products sold under the Tommy Hilfiger brand, which is also owned by Phillips-Van Heusen. Any adverse change in our relationship with Phillips-Van Heusen would have a material adverse affect on our results of operations.

If we are unable to successfully translate market trends into attractive product offerings, our sales and profitability could suffer.

Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of dis-

tribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard. We need to anticipate and respond to changing trends quickly, efficiently and effectively in order to be successful.

Expansion of our product offerings involves significant costs and uncertainty and could adversely affect our results of operations.

An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear and sportswear, as well as luggage and women’s handbags and small leather goods. In addition, we acquired a dress and sportswear manufacturer. We had limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sales or that sales that are generated will be sufficient to cover our expenditures.

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including developing their own private labels brands, selling national brands on an exclusive basis or reducing the number of vendors they purchase from, could also impact our sales to these customers. There is a trend among major retailers to concentrate purchasing among a narrowing group of vendors. To the extent that any of our key customers reduces the number of its vendors and, as a result, reduces or eliminates purchases from us, there could be a material adverse effect on us.

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

Our 10 largest customers accounted for approximately 63.3% of our net sales in fiscal 2012, 62.7% of our net sales in fiscal 2011 and 55.0% of our net sales in fiscal 2010, with Macy’s Inc. accounting for 18.7% of our net sales and the Marmaxx Group accounting for 12.3% of our net sales in fiscal 2012. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

If we miscalculate the market for our products, we may end up with significant excess inventories for some products and missed opportunities for others.

We often produce products to hold in inventory in order to meet our customers’ delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our results of operations.

We are subject to the risks of doing business abroad.

Our arrangements with foreign manufacturers are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, primarily in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. For example, in the past, the Chinese government has reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. This tax rebate has been reinstated in certain instances. However, new or increased reductions in this rebate would cause an increase in the cost of finished products from China which could materially adversely affect our financial condition and results of operations.

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

Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher material prices to our customers. Increases in the price of raw materials, as occurred during fiscal 2012, could have an adverse effect on our results of operations.

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

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot be sure that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others.

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

Risks Relating to Our Outlet Business

Operation of our retail business could divert the attention of our management or impact our relationship with our licensors and customers.

As of January 31, 2012, we operated 139 outlet stores. Managing the outlet stores requires the expenditure of our time and resources. Operation of a retail chain could divert our management’s time and resources from our core wholesale apparel business. Operation of a retail chain could be viewed as competitive by our licensors and existing retail customers and adversely affect our relationships with them. Accordingly, the operation of the Wilsons outlet business could negatively impact our results of operations. In addition, the development and opening of Vince Camuto outlet stores and Calvin Klein Performance stores will take up the time of the management of our retail group that could divert their attention from the operation of the Wilsons outlet stores.

We will need to continue to improve the results of operations of our Wilsons outlet stores in order for these stores to operate profitably for us on an ongoing basis. We had no experience operating a retail chain prior to our acquisition of Wilsons.

Prior to our acquisition of the Wilsons outlet stores in 2008, these stores as a whole were experiencing declines in comparable store sales, sales per square foot and gross margins. The operation of these stores negatively impacted our results of operations in fiscal 2009 and 2010. In fiscal 2011 and fiscal 2012, we achieved an operating profit for our Wilsons outlet stores. We will need to further improve store operations and upgrade merchandise offered at these stores in order for these stores to continue to operate profitably for us. We cannot be sure we will be able to improve the operations of these stores on a long-term basis. If we cannot maintain or improve the results of operations of these stores on an ongoing basis, our retail division could have a material adverse effect on our result of operations.

Leasing of significant amounts of real estate exposes us to possible liabilities and losses.

All of the stores operated by us are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal, on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

Our outlet stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.

Our outlet stores are located in outlet malls, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Factors, such as the current economic uncertainty in the U.S., fuel shortages, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse affect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:

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

The continued growth of our business depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which currently extends to July 2013. Our need for working capital has increased significantly as a result of our five acquisitions since July 2005, our addition of new licenses and the expansion of our business. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $300 million. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.

Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant portion of our sales. In prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 60% of our net sales in each of fiscal 2012 and fiscal 2011 and 64% of our net sales in fiscal 2010. Our Wilsons outlet business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

As of January 31, 2012, we were in compliance with the financial covenants in our loan agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The current economic environment has resulted generally in lower consumer confidence and lower retail sales. A continuation of this trend may lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

Fuel prices have increased significantly at times during the past few years, and continued at relatively high levels in fiscal 2012. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel and accessories. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

As of April 1, 2012, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 15.5% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2009 and April 1, 2012, the market price of our common stock has ranged from a low of $3.24 to a high of $45.38 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. While we have developed and instituted corporate compliance programs and continue to update our programs in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. During 2010, we entered into amendments to our leases related to our space in 512 Seventh Avenue that extended the term of our leases and provided for a common expiration date of March 31, 2023 for all of our space in this building, with a five year renewal option. We currently lease approximately 149,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $4.4 million in fiscal 2013. In March 2012, we added a lease for an additional space in this building of approximately 3,500 square feet which expires in June 2017. The rent for this space is approximately $128,000 for fiscal 2013.

We also have a lease for showroom and office space located at 209 West 38th Street in New York City for a term that commences August 2012 and ends in July 2015. This space consists of approximately 3,740 square feet of space. The rent for the premises is approximately $59,000 for fiscal 2013.

We had leases in New York City for an additional approximately 21,000 square feet of office and showroom space at 570 Seventh Avenue. A portion of the leased premises was surrendered to the landlord in January 2011 as a result of consolidation of some of these offices into our additional space at 512 Seventh Avenue. The lease for the remaining portion, approximately 16,000 square feet, has been extended through December 31, 2013. The current aggregate annual rent for this space is approximately $532,000. In October 2011, we added a lease for an additional space in this building of approximately 1,300 square feet which also expires December 31, 2013. Annual rent for this space is approximately $57,000.

We have a lease for a warehouse and distribution facility, located in Secaucus, New Jersey, through February 2014 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.0 million.

We have a lease through January 2014 for another distribution center in South Brunswick, New Jersey. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. Annual rent for this facility is approximately $1.4 million.

We have a lease for another distribution center located in Jamesburg, New Jersey, for a term that commenced June 1, 2010 and ends December 31, 2020. We also have one five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The initial fixed rent is approximately $2.0 million per year, with periodic set increases beginning in January 2013.

A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

In connection with our retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 158,000 square feet at a current aggregate annual rent of approximately $627,000. This lease commenced in June 2009 and expires in April 2015.

As of January 31, 2012, we operated 139 leased store locations, of which 135 are Wilsons stores located in outlet centers. Most leases require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Outlet store leases are typically 5 to 10 years in duration. Our leases expire at varying dates through 2022. During fiscal 2012, we entered into 20 new store leases, renewed 27 store leases and terminated or allowed to expire, 11 store leases. The following table indicates the periods during which our retail leases expire.

Fiscal Year Ending	Number of Stores
2013	21
2014	21
2015	8
2016	17
2017 and thereafter	72

Total	139

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock

Our Common Stock is quoted on the Nasdaq Global Select Market under the trading symbol “GIII”. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by the Nasdaq.

	High Prices	Low Prices
Fiscal 2011
Fiscal Quarter ended April 30, 2010	$30.99	$16.88
Fiscal Quarter ended July 31, 2010	$31.20	$20.99
Fiscal Quarter ended October 31, 2010	$32.58	$22.02
Fiscal Quarter ended January 31, 2011	$36.99	$24.40

Fiscal 2012
Fiscal Quarter ended April 30, 2011	$45.38	$33.34
Fiscal Quarter ended July 31, 2011	$45.15	$29.26
Fiscal Quarter ended October 31, 2011	$31.33	$20.44
Fiscal Quarter ended January 31, 2012	$28.99	$17.31

Fiscal 2013
Fiscal Quarter ending April 30, 2012 (through April 5, 2012)	$29.62	$22.87

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 5, 2012 was $27.54 per share.

On April 5, 2012, there were 42 holders of record and, we believe, approximately 3,300 beneficial owners of our Common Stock.

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

Performance Graph

The following Performance Graph and related information shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into such filing.

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2007 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2007 — January 31, 2012)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2008, 2009, 2010, 2011 and 2012, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2008, 2009 and 2010, and our audited consolidated statements of income for the years ended January 31, 2008 and 2009 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$518,868	$711,146	$800,864	$1,063,404	$1,231,201
Cost of goods sold	379,417	510,455	533,996	712,359	860,485

Gross profit	139,451	200,691	266,868	351,045	370,716
Selling, general and administrative expenses	101,669	164,098	205,281	248,380	277,019
Depreciation and amortization	5,427	6,947	5,380	5,733	7,473
Goodwill and trademark impairment	—	33,523	—	—	—

Operating profit (loss)	32,355	(3,877)	56,207	96,932	86,224
Equity loss in joint venture	—	—	—	—	1,271
Interest and financing charges, net	3,158	5,564	4,705	4,027	5,713

Income (loss) before income taxes	29,197	(9,441)	51,502	92,905	79,240
Income tax expense	11,707	4,588	19,784	36,223	29,620

Net income (loss)	$17,490	$(14,029)	$31,718	$56,682	$49,620

Basic earnings (loss) per share	$1.09	$(0.85)	$1.87	$2.96	$2.51

Weighted average shares outstanding — basic	16,119	16,536	16,990	19,175	19,796
Diluted earnings (loss) per share	$1.05	$(0.85)	$1.83	$2.88	$2.46

Weighted average shares outstanding — diluted	16,670	16,536	17,358	19,705	20,192

	As of January 31,
	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data:
Working capital	$120,414	$99,154	$174,082	$239,494	$288,259
Total assets	237,698	280,960	332,015	447,921	546,103
Short-term debt	13,060	29,048	—	—	30,050
Total stockholders’ equity	173,874	162,229	232,210	303,494	357,972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2012 is referred to as “fiscal 2012.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures, and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Andrew Marc, Marc New York and Marc Moto, licensed brands and private retail labels. As of January 31, 2012, G-III operated 139 retail stores, of which 135 are outlet stores operated under the Wilsons Leather name and 4 are outlet stores operated under our Andrew Marc brand. As of January 31, 2012, our joint venture with the Camuto Group operated 11 Vince Camuto outlet stores.

While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 55.0% of our net sales in fiscal 2010, 62.7% of our net sales in 2011 and 63.3% of our net sales in fiscal 2012.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results for fiscal 2013.

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

We operate our business in three segments, wholesale licensed products, wholesale non-licensed products and retail operations. The wholesale licensed products segment includes sales of products under brands licensed by us from third parties. The wholesale non-licensed products segment includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons outlet stores, and beginning in the second half of fiscal 2012, a limited number of Andrew Marc outlet stores.

We have expanded our portfolio of proprietary and licensed brands through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. Our acquisitions have helped to broaden our product offerings, expand our ability to serve different tiers of distribution and add a retail component to our business.

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

We have used the capabilities of companies we acquired to help us expand our product offerings. The Jessica Howard dress operations we acquired expanded and complemented our dress business that began shipping under the Calvin Klein label in September 2006. We added to our dress business when we expanded our license with Ellen Tracy to include dresses and again when we entered into a license agreement for Jessica Simpson dresses. We continued to grow our dress business when we expanded our relationship with Guess in 2010 to include dresses and added licenses in 2011 for dresses with each of Vince Camuto and Kensie. We also intend to grow our Jessica Howard and Eliza J brands and expand private label programs to further develop our dress business.

When we acquired Andrew Marc, it was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores. We have since expanded our product categories and product offerings for Andrew Marc, both in house and through licensing arrangements. We have expanded the distribution of outerwear by penetrating additional doors and selling into new channels of distribution. We enhanced our website for Andrew Marc (www.andrewmarc.com) to expand our online product offerings. We launched Andrew Marc and Marc New York dress lines which began shipping in Fall 2009, leveraging our G-III dress capabilities and our manufacturing sources.

We added to the Andrew Marc family of brands by creating the Marc Moto brand, The Marc Moto offering contains vintage inspired product that embraces legendary style. It is a denim lifestyle collection targeted toward young, independent men.

We began a program to license our Andrew Marc and Marc New York brands and have entered into agreements to license these brands for women’s footwear, men’s accessories, women’s handbags, men’s cold weather accessories, men’s denim and related sportswear, eyewear, men’s dress shirts, men’s tailored clothing, men’s footwear, watches, neckwear and sweaters. We have entered into agreements that terminate the license agreements with respect to women’s handbags and men’s denim and related sportswear, and are now pursuing these initiatives in-house.

Our retail operations segment, which consists almost entirely of our Wilsons outlet store business, had an operating loss during fiscal 2009 and fiscal 2010, although it achieved an operating profit in fiscal 2011 and fiscal 2012. Beginning in fiscal 2010, we undertook the following initiatives to improve the performance of our outlet business:

•	Improve the merchandise mix of outerwear at our stores, with increased emphasis on leather outerwear and a stronger assortment of private label product;

•	Emphasize presentation of product in our stores and training of our sales associates; and

•	Incorporate an improved mix of private label and branded accessories.

As a result of these initiatives, the amount of the operating loss in our retail segment was reduced in fiscal 2010, and the retail segment achieved an operating profit in each of fiscal 2011 and 2012. We continue to believe that operation of the Wilsons outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2012. We expect to continue to implement and refine these initiatives with a view to creating a store concept that is capable of building growth and profitability over the long-term. During fiscal 2012, we increased the number of our Wilson outlet stores by 5 and opened 4 new Andrew Marc outlet stores. We expect to add approximately 14 new outlet stores in fiscal 2013.

During the third quarter of fiscal 2011, we formed a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” The Camuto Group provides product and merchandises the stores. We provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies share equally in the capital costs of the joint venture. The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of January 31, 2012, 11 of these stores were in operation. We are accounting for our share of this joint venture under the equity method.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and expect to open approximately 2 additional stores in the U.S. in fiscal 2013. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in China and Hong Kong. G-III will retain 51% ownership of the joint venture which expects to begin operating retail locations in major Chinese markets beginning in Fall 2012.

The sale of licensed product has been a key element of our business strategy for many years. Sales of wholesale licensed product accounted for 65.5% of our net sales in fiscal 2012, 67.6% of our net sales in fiscal 2011 and 65.4% of our net sales in fiscal 2010.

Our most significant licensor is Calvin Klein with whom we have nine different license agreements. In May 2010, we added licenses for Calvin Klein luggage and for Calvin Klein women’s handbags and small leather goods. The first shipment of these products in the United States commenced for the Spring 2011 season. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.

In September 2010, we entered into an extended and expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. This license agreement is for five additional years and commenced on April 1, 2012.

In May 2011, we entered into two new agreements with the Camuto Group, expanding our relationship with Camuto to include licenses for dresses and men’s outerwear. Dresses under the Camuto label begin shipping for Spring 2012 and men’s outerwear is expected to begin shipping for the Fall 2012 season. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage, which began shipping in August 2011. In November 2011, we entered into a license agreement to develop sportswear, dresses, tailored clothing, active wear and sweaters under the Kensie and Mac & Jac brands for the U.S. and Canadian markets. In December 2011, we added licenses under these brands for women’s handbags and women’s cold weather accessories. We began shipping Kensie sportswear in the first quarter of fiscal 2012 and plan to follow with the launch of additional categories. In December 2011, we entered into a license agreement that expanded our Jessica Simpson products to include women’s outerwear. We expect to begin shipping Jessica Simpson outerwear for the Fall 2012 season.

We believe that consumers prefer to buy brands they know and we have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products and at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of expanding brands into new categories. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners.

Trends

Significant trends that affect the apparel industry include increases in raw material, manufacturing and transportation costs, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

During fiscal 2012, we and other apparel manufacturers experienced increases in raw material prices and other costs. These conditions are expected to moderate during fiscal 2013.

Retailers are seeking to expand the differentiation of their offerings by devoting more resources to the development of exclusive products, whether by focusing on their own private label products or on products produced exclusively for a retailer by a national brand manufacturer. Retailers are placing more emphasis on building strong images for their private label and exclusive merchandise. Exclusive brands are only made available to a specific retailer, and thus customers loyal to their brands can only find them in the stores of that retailer.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, goodwill and intangible assets and equity awards. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. On an on-going basis, we evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Goodwill and Intangible Assets

ASC 350 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test in the fourth fiscal quarter of each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life. Our annual impairment test is performed in the fourth quarter each year.

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

We have allocated the purchase price of the companies we acquired to the tangible and intangible assets acquired and liabilities we assumed, based on their estimated fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include future expected cash flows from license agreements, trade names and customer relationships. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

If we did not appropriately allocate these components or we incorrectly estimate the useful lives of these components, our computation of amortization expense may not appropriately reflect the actual impact of these costs over future periods, which may affect our results of operations.

Trademarks having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Equity Awards

All share-based payments to employees, including grants of restricted stock units and employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Restricted stock units that do not have a market condition are valued based on the quoted market price on date of grant. Restricted stock units with a market condition are valued using a valuation expert. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2010	2011	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.7	67.0	69.9

Gross profit	33.3	33.0	30.1
Selling, general and administrative expenses	25.6	23.4	22.5
Depreciation and amortization	0.7	0.5	0.6

Operating profit	7.0	9.1	7.0
Equity loss in joint venture	—	—	0.1
Interest and financing charges, net	0.6	0.4	0.5

Income before income taxes	6.4	8.7	6.4
Income taxes	2.4	3.4	2.4

Net income	4.0%	5.3%	4.0%

Year ended January 31, 2012 (“fiscal 2012”) compared to year ended January 31, 2011 (“fiscal 2011”)

Net sales for fiscal 2012 increased to $1.23 billion from $1.06 billion in the prior year. Net sales of wholesale licensed product accounted for 65.5% of our net sales in fiscal 2012 compared to 67.6% of our net sales in fiscal 2011. Excluding net sales in the retail segment, net sales of wholesale licensed product accounted for 75.2% of net sales of wholesale product in fiscal 2012 and 74.6% of net sales of wholesale product in fiscal 2011. Net sales of wholesale licensed product increased to $840.7 million in fiscal 2012 from $718.5 million in fiscal 2011. This increase was primarily the result of an increase of $85.8 million in net sales of Calvin Klein licensed product, mainly due to the introduction of Calvin Klein handbag, accessory and luggage lines, a $11.9 million increase in net sales of licensed sports apparel and a $11.1 million increase in net sales of Jessica Simpson dresses.

Net sales of wholesale non-licensed product increased to $277.6 million in fiscal 2012 from $244.0 million in fiscal 2011, primarily due to an increase of $33.7 million in net sales of private label outerwear.

Net sales of our retail operations increased to $164.3 million in fiscal 2012 from $142.3 million in fiscal 2011 primarily as a result of an increase in the number of stores in fiscal 2012, as well as a comparative store sales increase of 6.6%. Net sales resulting from new stores opened in fiscal 2012 were approximately $8.4 million.

Gross profit increased to $370.7 million, or 30.1% of net sales, for fiscal 2012 from $351.0 million, or 33.0% of net sales, for fiscal 2011. The gross profit in our wholesale licensed product segment increased to $223.0 million, or 26.5% of net sales, in fiscal 2012 from $213.6 million, or 29.7% of net sales, in the prior year. The gross profit in our wholesale non-licensed product segment increased to $72.1 million in fiscal 2012, or 26% of net sales, from $70.5 million, or 28.9% of net sales, in fiscal 2011. The gross profit in our retail operations segment increased to $75.6 million, or 46.0% of net sales, for fiscal 2012 from $67.0 million, or 47.1% of net sales, for fiscal 2011. We experienced significant increases in wholesale product costs during the year and were not always able to increase selling prices to offset cost increases. The gross margins in all three segments were impacted by promotional activity throughout the year and also by the unseasonably warm weather in our fourth fiscal quarter, which resulted in lower discounted initial selling prices and additional markdown support.

Selling, general and administrative expenses increased to $277.0 million in fiscal 2012 from $248.4 million in the prior year. Selling, general and administrative expenses increased primarily as a result of increases in personnel costs ($8.3 million), advertising and promotion expenses ($7.2 million) and third party warehousing costs ($5.2 million). Personnel costs increased primarily as a result of the addition of new product lines as well as an increase in personnel to staff additional outlet stores in our retail division, offset in part by reduced bonus payments as a result of lower profitability. Advertising costs increased because sales of licensed product increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. We also experienced an increase in advertising chargebacks by customers. Third party warehousing costs increased as a result of our increased shipping volume as well as higher inventory balances compared to last year.

Depreciation and amortization increased to $7.5 million in fiscal 2012 from $5.7 million in the prior year primarily as a result of leasehold improvements and fixtures added during fiscal 2011 for the additional showroom and office space we leased.

Equity loss in joint venture of $1.3 million in fiscal 2012 represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. As this joint venture commenced operations in the fourth quarter of fiscal 2011, there is no amount for this item in the prior year.

Interest and finance charges, net for fiscal 2012 increased to $5.7 million from $4.0 million in the prior year. Our interest charges were higher because of higher average borrowings under our credit facility, primarily as a result of higher inventory levels.

Income tax expense for fiscal 2012 decreased to $29.6 million from $36.2 million in the prior year. The effective rate for fiscal 2012 was 37.4% compared to an effective tax rate for fiscal 2011 of 39.0%. The effective tax rate is lower primarily due to foreign tax savings realized during the current period.

Year ended January 31, 2011 (“fiscal 2011”) compared to year ended January 31, 2010 (“fiscal 2010”)

Net sales for fiscal 2011 increased to $1.06 billion from $800.9 million in the prior year. Net sales of wholesale licensed product accounted for 67.6% of our net sales in fiscal 2011 compared to 65.4% of our net sales in fiscal 2010. Excluding net sales in the retail segment, net sales of wholesale licensed product accounted for 74.6% of net sales of wholesale product in fiscal 2011 and 73.5% of net sales of wholesale product in fiscal 2010. Net sales of wholesale licensed product increased to $718.5 million in fiscal 2011 from $523.6 million in fiscal 2010. This increase was primarily the result of an increase of $143.6 million in net sales of Calvin Klein licensed product, primarily attributable to increased sales of dresses and women’s sportswear, as well as increased net sales of $19.9 million in Guess outerwear and $16.2 million in Kenneth Cole outerwear.

Net sales of wholesale non-licensed product increased to $244.0 million in fiscal 2011 from $188.3 million in fiscal 2010, primarily due to increased net sales of $32.1 million in private label outerwear, $12.9 million in our Andrew Marc products and $10.8 million in our Jessica Howard/Eliza J dresses.

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

Gross profit increased to $351.0 million, or 33.0% of net sales, for fiscal 2011 from $266.9 million, or 33.3% of net sales, in the prior year. The gross profit in our wholesale licensed product segment increased to $213.6 million, or 29.7% of net sales, for fiscal 2011 from $156.2 million, or 29.8% of net sales, in the prior year. The gross profit in our wholesale non-licensed product segment increased to $70.5 million in fiscal 2011, or 28.9% of net sales, from $53.7 million, or 28.5% of net sales, in fiscal 2010. The gross profit in our retail operations segment increased to $67.0 million, or 47.1% of net sales, for fiscal 2011 from $57.0 million, or 45.0% of net sales, for fiscal 2010. The gross profit in our retail operations segment increased primarily as a result of higher initial margins and less markdown activity across all product categories.

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

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. We also raised cash from an offering of our common stock in December 2009 as described below. We had a net debt position of $5.4 million at January 31, 2012 compared to cash of $10.0 million at January 31, 2011.

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

The financing agreement provides for a maximum revolving line of credit of $300 million. Amounts available under the line are subject to borrowing base formulas and over advances as specified in the financing agreement. Borrowings under the line of credit bear interest, at our option, at the prime rate plus 0.50% (3.75% at March 31, 2012) or LIBOR plus 2.75% (2.99% at March 31, 2012).

The amount borrowed under the line of credit has varied based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our line of credit was approximately $212.5 million in fiscal 2010, $206.2 million in fiscal 2011 and $292.2 million in fiscal 2012. At January 31, 2011, there were no direct borrowings outstanding compared to $30.1 million of outstanding borrowings at January 31, 2012. Our contingent liability under open letters of credit was approximately $20.1 million at January 31, 2011 and $11.3 million at January 31, 2012.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of January 31, 2012, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

Share Repurchase Program

In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Cash from Operating Activities

At January 31, 2012, we had cash and cash equivalents of $24.7 million. We generated $6.8 million of cash from operating activities in fiscal 2012. Cash was generated primarily from our net income of $49.6 million, non-cash charges of $7.5 million for depreciation and amortization, an increase in accounts payable and accrued expenses of $6.2 million primarily associated with accrued royalty expenses relating to sales of licensed products, a net increase in taxes payable of $6.0 million and $5.2 million for non-cash equity-based compensation offset in part by an increase in inventory of $48.5 million primarily as a result of our purchase of inventory for our most recently added luggage and handbag product lines and the growth in our dress lines and an increase in accounts receivable of $24.2 million associated with increased fourth quarter net sales.

The main reasons for the change in cash provided by (used in) operations for fiscal 2012 compared to fiscal 2011 is a smaller increase in accounts receivable and inventory at January 31, 2012 compared to January 31, 2011, offset by the relative insignificant change in accounts payable, accrued expenses and other liabilities at January 31, 2012 compared to January 31, 2011, compared to the significant increase in accounts payable and accrued expenses at January 31, 2010 as compared to the prior period.

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

Cash from Investing Activities

In fiscal 2012, we used $21.1 million of cash in investing activities, of which $17.4 million were for capital expenditures and $3.7 million were for an investment in the joint venture relating to the Vince Camuto outlet stores. The capital expenditures related primarily to build out and renovation costs with respect to the amended and extended leases we entered into in March 2010 relating to our existing and additional showrooms and offices and the addition of new outlet stores.

In fiscal 2011, we used $19.4 million of cash for investing activities primarily for capital expenditures, which were primarily for the new warehouse facility leased in December 2009, which became fully operational in June 2010, and renovations associated with additional office and showroom space.

In fiscal 2010, we used $7.0 million of cash for investing activities. We used $5.5 million of cash in connection with contingent payments earned as a result of the fiscal 2009 operating results of our Marvin Richards and Winlit divisions. Fiscal 2009 was the last year we were obligated to make these payments. We also used $1.5 million of cash for capital expenditures, primarily for renovating existing showroom space.

Cash from Financing Activities

Cash flows from financing activities provided $28.9 million in fiscal 2012 primarily as a result of net proceeds of $30.1 million of borrowings under our revolving credit facility offset by the use of approximately $2.9 million to repurchase shares of our common stock. We increased our borrowings primarily to pay for purchases of inventory.

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

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our line of credit, are sufficient to meet our expected operating and capital expenditure requirements, as well as to fund any repurchase of shares we elect to make. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. We do not expect that ASU 2011-05 will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or financial position.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2012, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$163,807	$24,288	$42,141	$32,765	$64,613
Minimum royalty payments(1)	172,476	62,236	65,379	42,861	2,000
Purchase obligations(2)	10,595	10,595	—	—	—

Total	$346,878	$97,119	$107,520	$75,626	$66,613

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risks and Commodity Price Risk

Our results of operations for the periods discussed have not been significantly affected by foreign currency fluctuation. We negotiate our purchase orders with foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products.

We believe that the increase in commodity prices did not have a material effect on our costs and gross margins prior to fiscal 2012. During 2012, we experienced increases in the cost our raw materials, including textiles, wool and leather. We are exposed to market risks for the pricing of our raw materials and are anticipating that the cost of our raw materials will experience moderate increases for 2013 as compared to 2012. To manage the risks of raw material prices, we negotiate the purchase of such materials in advance when possible. We have not, and do not anticipate using, derivative instruments to manage these price exposures.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under our line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2013. Based on our average borrowings during fiscal 2012, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2012, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2012, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 5, 2012, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business-Executive Officers of the Registrant” in Item 1 above in this Report.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2012, the last day of fiscal 2012, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	417,722	$16.59	1,409,079
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	417,722	$16.59	1,409,079

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

3.  Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.7, 10.7(a), 10.8, 10.8(a), 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.9(e), 10.9(f), 10.10, 10.11, 10.11(a), 10.11(b) and 10.14.

3.1	Certificate of Incorporation. [1]
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006. [2]
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011. [18]
3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’) [20]
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [3]
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [3]
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [10]
10.2	Amended and Restated Financing Agreement, dated as of April 3, 2008 (“Financing Agreement”), by and among The CIT Group/Commercial Services, Inc., as Agent, the Lenders that are parties thereto, G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, A. Marc & Co., Inc. and Andrew and Suzanne Company Inc.[16]
10.2(a)	Joinder and Amendment No. 1, dated July 21, 2008, to Financing Agreement.[11]
10.2(b)	Amendment No. 2, dated April 20, 2009, to Financing Agreement.[12]
10.2(c)	Amendment No. 3, dated September 11, 2009, to Financing Agreement.[13]
10.2(d)	Amendment No. 4, dated May 13, 2010, to Financing Agreement. [15]
10.3	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III. [3]
10.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III. [3]
10.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III. [4]

10.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[5]
10.4	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III Leather Fashions, Inc (“G-III Leather”)(34th and 35th floors). [3]
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather(34th and 35th floors). [3]
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).[16]
10.5	Lease, dated January 31, 1994, between 512 and G-III(33rd floor). [3]
10.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III(33rd floor). [3]
10.5(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).[16]
10.5(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).[16]
10.5(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors). [16]
10.6	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc. [16]
10.7	G-III 1997 Stock Option Plan, as amended the “1997 Plan”. [4]
10.7(a)	Form of Option Agreement for awards made pursuant to the G-III 1997 Plan.[5]
10.8	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.[6]
10.8(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan. [11]
10.9	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”. [16]
10.9(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.[11]
10.9(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan. [7]
10.9(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan. [8]
10.9(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.[12]
10.9(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.[14]
10.9(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants. [19]
10.10	Form of Executive Transition Agreement, as amended.[17]
10.11	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [16]
10.11(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [9]
10.11(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [10]
10.12	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.[2]
10.13	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord. [16]
10.14	Form of Indemnification Agreement. [16]
21*	Subsidiaries of G-III.
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2012.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.
101.CAL***	XBRL Calculation Linkbase Document.
101.LAB***	XBRL Label Linkbase Document.
101.PRE***	XBRL Presentation Linkbase Document.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed on May 1, 2006, which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 2, 2008, which exhibit is incorporated herein by reference.

(9)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 6, 2008, which exhibit is incorporated herein by reference.

(10)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 3, 2009, which exhibit is incorporated herein by reference.

(11)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which exhibit is incorporated herein by reference.

(12)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 21, 2009, which is incorporated herein by reference.

(13)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on September 16, 2009, which exhibit is incorporated herein by reference.

(14)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 23, 2010, which exhibit is incorporated herein by reference.

(15)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, which exhibit is incorporated herein by reference.

(16)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, which exhibit is incorporated herein by reference.

(17)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 16, 2011, which exhibit is incorporated herein by reference.

(18)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 9, 2011, which exhibit is incorporated herein by reference.

(19)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 1, 2011, which exhibit is incorporated herein by reference.

(20)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on December 9, 2011, which exhibit is incorporated herein by reference.

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

April 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 11, 2012

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 11, 2012

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	April 11, 2012

/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 11, 2012

/s/ Alan Feller Alan Feller	Director	April 11, 2012

/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 11, 2012

/s/ Carl Katz Carl Katz	Director	April 11, 2012

/s/ Laura Pomerantz Laura Pomerantz	Director	April 11, 2012

/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 11, 2012

/s/ Cheryl Vitali Cheryl Vitali	Director	April 11, 2012

/s/ Richard White Richard White	Director	April 11, 2012

EXHIBIT INDEX

21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York

April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated April 11, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York

April 11, 2012

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31,

	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,660	$10,045
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $34,436 and $32,174, respectively	162,510	138,341
Inventories	253,521	204,995
Deferred income taxes	9,559	10,035
Prepaid expenses and other current assets	14,528	13,390

Total current assets	464,778	376,806
INVESTMENT IN JOINT VENTURE	2,419	40
PROPERTY AND EQUIPMENT, NET	33,365	22,556
DEFERRED INCOME TAXES	—	1,803
OTHER ASSETS	1,830	2,133
INTANGIBLES, NET	17,611	18,483
GOODWILL	26,100	26,100

	$546,103	$447,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$30,050	$—
Income taxes payable	6,212	41
Accounts payable	96,727	103,012
Accrued expenses	43,530	34,259

Total current liabilities	176,519	137,312
DEFERRED INCOME TAXES	1,289	—
OTHER NON- CURRENT LIABILITIES	10,323	7,115

TOTAL LIABILITIES	188,131	144,427

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 and 40,000,000 shares authorized; 20,279,132 and 20,056,132 shares issued	203	201
Additional paid-in capital	160,102	152,340
Accumulated other comprehensive income (loss)	4	(19)
Retained earnings	201,562	151,942
Common stock held in treasury, at cost — 492,225 and 367,225 shares	(3,899)	(970)

	357,972	303,494

	$546,103	$447,921

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$1,231,201	$1,063,404	$800,864
Cost of goods sold	860,485	712,359	533,996

Gross profit	370,716	351,045	266,868
Selling, general and administrative expenses	277,019	248,380	205,281
Depreciation and amortization	7,473	5,733	5,380

Operating profit	86,224	96,932	56,207
Equity loss in joint venture	1,271	—	—
Interest and financing charges, net	5,713	4,027	4,705

Income before income taxes	79,240	92,905	51,502
Income tax expense	29,620	36,223	19,784

Net income	$49,620	$56,682	$31,718

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.51	$2.96	$1.87

Weighted average number of shares outstanding	19,796	19,175	16,990

Diluted:
Net income per common share	$2.46	$2.88	$1.83

Weighted average number of shares outstanding	20,192	19,705	17,358

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2009	$171	$99,486	$—	$63,542	$(970)	$162,229
Equity awards exercised/vested	2	1,186				1,188
Tax benefit from exercise/vesting of equity awards		859				859
Taxes paid for net share settlements		(296)				(296)
Amortization of share-based compensation		1,891				1,891
Shares issued in connection with public offering, net	19	34,638				34,657
Effect of exchange rate changes			(36)			(36)

Net income				31,718		31,718

Balance as of January 31, 2010	192	137,764	(36)	95,260	(970)	232,210
Equity awards exercised/vested	5	2,781				2,786
Tax benefit from exercise/vesting of equity awards		4,356				4,356
Amortization of share-based compensation		3,314				3,314
Stock warrants exercised	4	4,125				4,129
Effect of exchange rate changes			17			17

Net income				56,682		56,682

Balance as of January 31, 2011	201	152,340	(19)	151,942	(970)	303,494
Equity awards exercised/vested	2	617				619
Tax benefit from exercise/vesting of equity awards		1,945				1,945
Amortization of share-based compensation		5,200				5,200
Effect of exchange rate changes			23			23

Net income				49,620		49,620
Treasury share purchase					(2,929)	(2,929)

Balance as of January 31, 2012	$203	$160,102	$4	$201,562	$(3,899)	$357,972

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$49,620	$56,682	$31,718
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	7,473	5,733	5,380
Equity based compensation	5,200	3,314	1,891
Tax benefit from exercise/vesting of equity awards	809	—	—
Deferred financing charges	425	844	591
Equity loss in joint venture	1,271	—	—
Deferred income taxes	3,568	6,125	(2,984)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,169)	(64,885)	(3,761)
Inventories	(48,526)	(85,118)	(3,265)
Income taxes, net	6,171	(10,833)	5,652
Prepaid expenses and other current assets	(1,324)	(2,935)	(375)
Other assets, net	64	(1,055)	(456)
Accounts payable, accrued expenses and other liabilities	6,194	63,479	9,608

Net cash provided by (used in) operating activities	6,776	(28,649)	43,999

Cash flows from investing activities
Investment in equity of joint venture	(3,650)	—	—
Capital expenditures	(17,410)	(19,407)	(1,477)
Contingent purchase price paid	—	—	(5,541)

Net cash used in investing activities	(21,060)	(19,407)	(7,018)

Cash flows from financing activities
Proceeds from (repayment of) notes payable, net	30,050	—	(29,048)
Proceeds from sale of common stock, net	—	—	34,657
Proceeds from exercise of stock warrants	—	4,129	—
Proceeds from exercise of equity awards	619	2,786	1,188
Stock repurchase	(2,929)	—	—
Excess tax benefit from exercise/vesting of equity awards	1,136	4,356	859
Taxes paid for net share settlements	—	—	(296)

Net cash provided by financing activities	28,876	11,271	7,360

Effect of exchange rate changes	23	17	(36)

Net increase (decrease) in cash and cash equivalents	14,615	(36,768)	44,305
Cash and cash equivalents at beginning of year	10,045	46,813	2,508

Cash and cash equivalents at end of year	$24,660	$10,045	$46,813

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,228	$4,145	$5,002
Income taxes	18,243	36,548	8,085

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012, 2011 and 2010

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    Business Activity and Principles of Consolidation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories which is sold to retailers primarily in the United States. The Company also operates outlet stores.

The Company consolidates the accounts of all its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Investments in entities that the Company does not control but has the ability to exercise significant influence are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in the Consolidated Balance Sheets. Those amounts are adjusted to recognize the Company’s proportional share of the investee’s earnings after the date of the investment. The Company’s share of net income or loss of these investments is included in the Consolidated Statements of Income.

During the third quarter of fiscal 2011, the Company formed a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” Both companies share equally in the capital costs of the joint venture. We are accounting for our share of this joint venture under the equity method. Results of operations of the joint venture are included in the retail segment.

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

4.    Returns and Allowances

The Company reserves against known chargebacks, as well as for an estimate of potential future deductions and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational chargebacks. Estimated costs associated with allowable deductions for

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable.

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

6.    Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks, customer lists and non-compete agreements are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.

7.    Depreciation and Amortization

Depreciation and amortization are provided for by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives.

The following are the estimated lives of the Company’s fixed assets:

Machinery and equipment	4 to 5 years
Furniture and fixtures	3 to 5 years
Computer equipment and software	2 to 3 years

Leasehold improvements are amortized over the lease term of the respective leases or the useful lives of the improvement, whichever is shorter.

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

9.    Income Taxes

The Company accounts for income taxes and uncertain tax positions in accordance with ASC Topic 740 – Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options, stock purchase warrants and unvested restricted stock awards, outstanding during the period. Approximately 20,000 shares for the years ended January 31, 2012 and 2011 and 407,850 shares for the year ended January 31, 2010 have been excluded from the diluted per share calculation as their inclusion would be been anti-dilutive. The Company issued 223,000, 488,428 and 222,692 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2012, 2011 and 2010, respectively. In December 2010, the Company also issued 375,000 shares of common stock in connection with the exercise of all of its outstanding warrants.

A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net income	$49,620	$56,682	$31,718
Basic net income per share:
Basic common shares	19,796	19,175	16,990

Basic net income per share	$2.51	$2.96	$1.87

Diluted net income per share:
Basic common shares	19,796	19,175	16,990
Stock options, stock warrants and restricted stock awards	396	530	368

Diluted common shares	20,192	19,705	17,358

Diluted net income per share	$2.46	$2.88	$1.83

11.    Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Restricted stock awards generally vest over a four or five year period and certain awards that have been granted also include a market condition that provides for the award to vest only after the Company’s stock price trades above a predetermined market level for a period of twenty consecutive trading days. All awards are expensed on a straight line basis.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Shipping and Handling Costs

Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $44.9 million, $38.1 million and $26.1 million for the years ended January 31, 2012, 2011 and 2010, respectively.

14.    Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $43.8 million, $36.4 million and $29.8 million for the years ended January 31, 2012, 2011 and 2010, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under our licensing agreements, was $3.9 million and $4.2 million at January 31, 2012 and 2011, respectively.

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

18.    Effects of Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The Company’s other comprehensive income represents foreign currency translation adjustments. The amendments are effective at the same time as the amendments in ASU 2011-05. The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s consolidated financial statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company expects that ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2012	2011
	(In thousands)
Finished goods	$244,884	$199,292
Raw materials and work-in-process	8,637	5,703

	$253,521	$204,995

Raw materials of $8.1 million and $5.3 million, net of allowances, were maintained in China at January 31, 2012 and 2011, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment at cost consist of:

	January 31,
	2012	2011
	(In thousands)
Machinery and equipment	$1,655	$1,442
Leasehold improvements	35,335	26,445
Furniture and fixtures	11,889	5,060
Computer equipment	3,949	2,994

	52,828	35,941
Less accumulated depreciation	19,463	13,385

	$33,365	$22,556

The Company had fixed asset disposals of approximately $523,000 in fiscal 2012. Disposals in prior years were not significant. Depreciation expense amounted to $6.6 million, $4.4 million and $3.8 million for the years ended January 31, 2012, 2011 and 2010, respectively.

NOTE D — ACQUISITIONS AND INTANGIBLES

Intangible assets consist of:

		January 31,
	Estimated Life	2012	2011
		(In thousands)
Gross carrying amounts
Licenses	3.5 - 5.5 years	$12,573	$12,573
Trademarks	8 - 12 years	2,194	2,194
Customer relationships	5 - 15 years	5,900	5,900
Non-compete agreements	3.5 - 4.0 years	1,058	1,058

Subtotal		21,725	21,725

Accumulated amortization
Licenses		12,533	12,493
Trademarks		1,374	1,072
Customer relationships		2,359	1,859
Non-compete agreements		1,058	1,028

Subtotal		17,324	16,452

Net
Licenses		40	80
Trademarks		820	1,122
Customer relationships		3,541	4,041
Non-compete agreements		—	30

Subtotal		4,401	5,273

Unamortized intangible assets
Goodwill (Deductible for tax purposes)		26,100	26,100
Trademark		13,210	13,210

Subtotal		39,310	39,310

Total intangible assets, net		$43,711	$44,583

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible amortization expense amounted to approximately $900,000, $1.3 million and $1.6 million for the years ended January 31, 2012, 2011 and 2010, respectively.

The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2013	$759
2014	559
2015	559
2016	430
2017	386

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

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (wholesale licensed product segment) and trademarks (wholesale non-licensed product segment) acquired. The carrying amount of goodwill in the wholesale licensed product segment was $26.1 million for the years ended January 31, 2012 and 2011.

NOTE E — NOTES PAYABLE

The Company has a financing agreement with JPMorgan Chase Bank, N.A. as Agent for a consortium of banks. The financing agreement is a senior secured revolving credit facility. The financing agreement was amended in May 2010 to (a) increase the maximum line of credit from $250 million to $300 million, (b) reduce the interest rate on borrowings by 0.25% to, at the Company’s option, the prime rate plus 0.50% or LIBOR plus 2.75%, (c) extend the maturity of the loan from July 11, 2011 to July 31, 2013, and (d) revise the maximum senior leverage ratio that must be maintained. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement. At January 31, 2012, the Company had outstanding borrowings of $30.1 million compared to no direct borrowings outstanding at January 31, 2011.

The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of January 31, 2012, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets.

The weighted average interest rate for amounts borrowed under the credit facility was 3.1% and 3.4% for the years ended January 31, 2012 and 2011, respectively. The Company was contingently liable under letters of credit in the amount of approximately $11.3 million and $20.1 million at January 31, 2012 and 2011, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2012	2011	2010
	(In thousands)
Current
Federal	$19,206	$24,705	$18,608
State and city	4,449	5,368	4,152
Foreign	2,396	25	8

	26,051	30,098	22,768
Deferred tax benefit	3,569	6,125	(2,984)

Income tax expense	$29,620	$36,223	$19,784

Income (loss) before income taxes
United States	$64,940	$92,933	$51,454
Non-United States	14,300	(28)	48

	$79,240	$92,905	$51,502

The significant components of the Company’s net deferred tax asset at January 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(In thousands)
Deferred tax assets
Compensation	$1,995	$2,307
Provision for bad debts and sales allowances	7,474	7,676
Inventory write-downs	1,964	2,033

Deferred tax assets, current	11,433	12,016

Compensation	2,859	1,685
Depreciation and amortization	—	4,493
Straight-line lease	2,596	1,798
Supplemental employee retirement plan	405	317
Net operating loss	242	—
Other	193	11

Deferred tax assets, non-current	6,295	8,304

Total deferred tax assets	17,728	20,320

Deferred tax liabilities
Prepaid expenses and other, current	(1,874)	(1,981)
Depreciation and amortization, non-current	(1,140)	—
Intangibles, non-current	(6,444)	(6,501)

Net deferred tax assets	$8,270	$11,838

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2012	2011	2010
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	3.3	4.9	4.9
Permanent differences resulting in Federal taxable income	5.5	0.4	0.5
Foreign tax rate differential	(3.4)	—	—
Foreign tax credit	(2.5)	—	—
Other, net	(0.5)	(1.3)	(2.0)

Actual provision for income taxes	37.4%	39.0%	38.4%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. As of January 31, 2012, the Company had no material unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by various state and local jurisdiction for the years ended January 31, 2008 through January 31, 2011. As of January 31, 2012, the federal tax examination for the year ended January 31, 2009 has been concluded with no change.

The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. Federal income tax returns have been examined through January 31, 2009.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13.6 million at January 31, 2012. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable.

NOTE G — COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases warehousing, executive and sales facilities, retail stores, equipment and vehicles under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Income when management determines that achieving the specified levels during the fiscal year is probable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2012:

	Operating Leases
	(In thousands)
Year Ending January 31,	Wholesale	Retail	Total
2013	$10,131	$14,157	$24,288
2014	10,276	12,859	23,135
2015	7,225	11,781	19,006
2016	7,327	9,880	17,207
2017	7,372	8,186	15,558
Thereafter	43,263	21,350	64,613

	$85,594	$78,213	$163,807

Rent expense on the above operating leases for the years ended January 31, 2012, 2011 and 2010 was approximately $25.9 million, $22.4 million and $20.7 million, respectively.

License Agreements

The Company has entered into license agreements that provide for royalty payments ranging from 4% to 19% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $68.7 million, $56.8 million and $44.4 million for the years ended January 31, 2012, 2011 and 2010, respectively. Contractual advertising expense, which is normally based on a percentage of net sales, associated with certain license agreements (included in selling, general and administrative expense) was $22.9 million, $18.8 million and $14.0 million for the years ended January 31, 2012, 2011 and 2010, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2013	$62,236
2014	37,220
2015	28,159
2016	24,460
2017	18,401

$170,476

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

Share Repurchase Program

In September 2011, the Company’s board of directors authorized a program to repurchase up to two million shares of its common stock. The timing and actual number of shares repurchased will depend upon a number of

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, the Company repurchased 125,000 shares of its common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Stock Plans

As of January 31, 2012, the Company has 1,409,079 shares available for grant under its stock plans. The plans provide for the grant of equity and cash awards, including stock options, restricted stock awards and other stock unit awards to directors, officers and employees. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. Restricted stock unit awards vest over a three to five year period and generally include a price vesting market condition in addition to the time vesting condition.

Stock Options

Information regarding all stock options for fiscal 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at beginning of year	514,190	$14.54	817,050	$11.23	1,003,750	$10.33
Exercised	(60,668)	$10.21	(339,010)	$8.23	(189,250)	$6.28
Granted	40,000	$27.13	38,000	$29.59	18,000	$11.10
Cancelled or forfeited	(75,800)	$13.35	(1,850)	$18.40	(15,450)	$12.87

Stock options outstanding at end of year	417,722	$16.59	514,190	$14.54	817,050	$11.23

Exercisable	245,556	$14.18	260,990	$12.32	471,950	$8.82

The following table summarizes information about stock options outstanding:

Range of Exercise Prices	Number Outstanding as of January 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2012	Weighted Average Exercise Price

$ 3.00 - $ 8.00	59,857	1.56	$5.45	59,857	$5.45
$ 8.01 - $ 12.00	47,000	5.53	$10.34	16,200	$9.38
$ 12.01 - $ 16.00	87,100	6.13	$14.03	51,500	$13.88
$ 16.01 - $ 40.00	223,765	6.39	$21.88	117,999	$19.40

	417,722			245,556

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2012, 2011 and 2010, respectively:

	2012	2011	2010
Expected stock price volatility	68.5%	64.1%	56.5%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	n/a
Risk-free interest rate	1.2%	2.3% - 3.4%	3.5%
Expected dividend yield	0%	0%	0%

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

The Company is required to recognize stock-based compensation based on the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on an historical annual forfeiture rate. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for stock options outstanding was 5.6 years at January 31, 2012. The aggregate intrinsic value at January 31, 2012 was $3.0 million for stock options outstanding and $2.2 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2012, the reporting date.

Proceeds received from the exercise of stock options were approximately $620,000 and $2.8 million during the years ended January 31, 2012 and 2011, respectively. The intrinsic value of stock options exercised was $1.4 million and $6.8 million for the years ended January 31, 2012 and 2011, respectively. A portion of this amount is currently deductible for tax purposes.

The Company recognized approximately $798,000 and $987,000 in compensation expense for the years ended January 31, 2012 and 2011, respectively, related to equity option award grants. As of January 31, 2012, approximately $1.3 million related to unrecognized stock compensation related to unvested option awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2017.

The weighted average fair value at date of grant for options granted during fiscal 2012, 2011 and 2010 was $12.97, $18.01 and $6.67 per option, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2010	522,250	$8.08
Granted	286,050	$21.28
Vested	(149,418)	$7.87

Unvested as of January 31, 2011	658,882	$13.86
Granted	437,850	$30.80
Vested	(162,332)	$9.16
Canceled	(8,500)	$24.03

Unvested as of January 31, 2012	925,900	$22.60

The Company recognized $4.4 million and $2.5 million in compensation expense for the years ended January 31, 2012 and 2011, respectively, related to restricted stock grants. At January 31, 2012 and 2011, unrecognized costs related to the restricted stock units totaled approximately $16.0 million and $7.0 million, respectively.

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

NOTE I — MAJOR CUSTOMERS

One customer accounted for 18.7%, 17.3% and 16.8% of the Company’s net sales for the years ended January 31, 2012, 2011 and 2010, respectively. A second customer accounted for 12.3%, 12.4% and 8.8% of the Company’s net sales for the years ended January 31, 2012, 2011 and 2010, respectively.

NOTE J — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 3% of the participant’s compensation. The Company made matching contributions of approximately $869,000 $853,000 and $800,000 for the years ended January 31, 2012, January 31, 2011 and 2010, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in three segments; wholesale licensed product, wholesale non-licensed product and retail operations. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the fiscal years ended:

	January 31, 2012
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination(1)	Total
Net sales	$840,717	$277,615	$164,343	$(51,474)	$1,231,201
Cost of goods sold	617,716	205,504	88,739	(51,474)	860,485

Gross profit	223,001	72,111	75,604	—	370,716
Selling, general and administrative	164,070	42,295	70,654	—	277,019
Depreciation and amortization	1,360	4,126	1,987	—	7,473

Operating profit	$57,571	$25,690	$2,963	$—	$86,224

	January 31, 2011
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination(1)	Total
Net sales	$718,537	$244,031	$142,292	$(41,456)	$1,063,404
Cost of goods sold	504,935	173,578	75,302	(41,456)	712,359

Gross profit	213,602	70,453	66,990	—	351,045
Selling, general and administrative	142,510	42,521	63,349	—	248,380
Depreciation and amortization	719	3,615	1,399	—	5,733

Operating profit	$70,373	$24,317	$2,242	$—	$96,932

	January 31, 2010
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination(1)	Total
Net sales	$523,606	$188,318	$126,608	$(37,668)	$800,864
Cost of goods sold	367,416	134,600	69,648	(37,668)	533,996

Gross profit	156,190	53,718	56,960	—	266,868
Selling, general and administrative	111,075	35,099	59,107	—	205,281
Depreciation and amortization	837	3,338	1,205	—	5,380

Operating profit (loss)	$44,278	$15,281	$(3,352)	$—	$56,207

(1)	Represents intersegment sales to the Company’s retail operations.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2012		2011		2010
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)

United States	$1,185,800	$87,103	$1,025,763	$77,042	$782,285	$65,677
Non-United States	45,401	517	37,641	574	18,579	184

	$1,231,201	$87,620	$1,063,404	$77,616	$800,864	$65,861

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2012, 2011 and 2010. For the year ended January 31, 2012, capital expenditures were $10.7 million and $6.7 million for the wholesale and retail segments, respectively. For the year ended January 31, 2011, capital expenditures were $16.6 million and $2.8 million for the wholesale and retail segments, respectively.

Included in finished goods inventory at January 31, 2012 are approximately $170.4 million, $35.2 million and $39.3 million of inventories for wholesale licensed product, wholesale non-licensed product and retail operations, respectively. Included in finished goods inventory at January 31, 2011 are approximately $135.3 million, $32.8 million and $31.2 million of inventories for wholesale licensed product, wholesale non-licensed product and retail operations, respectively. Substantially all other assets are commingled.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share amounts, for the fiscal years ended January 31, 2012 and 2011 are as follows:

	Quarter Ended
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
January 31, 2012
Net sales	$196,871	$229,975	$510,009	$294,346
Gross profit	59,455	65,571	162,275	83,415
Net income/(loss)	(520)	1,565	43,555	5,020
Net income/(loss) per common share
Basic	$(0.03)	$0.08	$2.19	$0.25
Diluted	$(0.03)	$0.08	$2.16	$0.25

	Quarter Ended
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
January 31, 2011
Net sales	$154,278	$188,960	$450,002	$270,164
Gross profit	49,037	60,754	153,947	87,307
Net income/(loss)	(1,372)	2,999	42,722	12,333
Net income/(loss) per common share
Basic	$(0.07)	$0.16	$2.22	$0.63
Diluted	$(0.07)	$0.15	$2.16	$0.62

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2012
Deducted from asset accounts
Allowance for doubtful accounts	$1,350	$643	$510	$1,483
Reserve for sales allowances(b)	30,824	77,764	75,635	32,953

	$32,174	$78,407	$76,145	$34,436

Year ended January 31, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$1,589	$371	$610	$1,350
Reserve for sales allowances(b)	27,503	60,329	57,008	30,824

	$29,092	$60,700	$57,618	$32,174

Year ended January 31, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$1,525	$672	$608	$1,589
Reserve for sales allowances(b)	19,464	57,150	49,111	27,503

	$20,989	$57,822	$49,719	$29,092

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1