Form 10-Q
period 2012-04-30
G III APPAREL GROUP LTD /DE/
filed 2012-06-07
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2012, there were 19,969,615 shares of our common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	April 30, 2011	January 31, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,336	$12,701	$24,660
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $31,480, $23,972 and $34,436, respectively	176,530	128,218	162,510
Inventories	208,755	167,751	253,521
Prepaid income taxes	584	2,810	—
Deferred income taxes, net	9,559	10,035	9,559
Prepaid expenses and other current assets	17,418	17,037	14,528

Total current assets	451,182	338,552	464,778
INVESTMENT IN JOINT VENTURE	2,383	1,191	2,419
PROPERTY AND EQUIPMENT, NET	33,408	24,323	33,365
DEFERRED INCOME TAXES	—	1,803	—
OTHER ASSETS	1,779	2,150	1,830
INTANGIBLES, NET	17,421	18,243	17,611
GOODWILL	26,100	26,100	26,100

	$532,273	$412,362	$546,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$83,073	$35,000	$30,050
Income taxes payable	—	—	6,212
Accounts payable	55,678	49,220	96,727
Accrued expenses	20,950	14,425	43,530

Total current liabilities	159,701	98,645	176,519
DEFERRED INCOME TAXES	1,289	—	1,289
OTHER NON-CURRENT LIABILITIES	10,811	7,625	10,323

TOTAL LIABILITIES	171,801	106,270	188,131

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000, 40,000,000 and 80,000,000 shares authorized;
20,461,840, 20,188,889 and 20,279,132 shares issued	205	202	203
Additional paid-in capital	163,445	155,479	160,102
Accumulated other comprehensive income (loss)	6	(41)	4
Retained earnings	200,715	151,422	201,562
Common stock held in treasury, at cost – 492,225, 367,225 and 492,225 shares	(3,899)	(970)	(3,899)

	360,472	306,092	357,972

	$532,273	$412,362	$546,103

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$229,449	$196,871
Cost of goods sold	160,759	137,416

Gross profit	68,690	59,455
Selling, general and administrative expenses	66,614	57,925
Depreciation and amortization	2,053	1,524

Operating profit	23	6
Equity loss in joint venture	286	99
Interest and financing charges, net	1,104	759

Loss before income taxes	(1,367)	(852)
Income tax benefit	(520)	(332)

Net loss	$(847)	$(520)

NET LOSS PER COMMON SHARE:
Basic and Diluted:
Net loss per common share	$(0.04)	$(0.03)

Weighted average number of shares outstanding	19,860	19,719

Net loss	$(847)	$(520)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(22)

Other comprehensive income (loss)	2	(22)

Comprehensive loss	$(845)	$(542)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(847)	$(520)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,053	1,524
Equity based compensation	1,511	923
Tax benefit from exercise/vesting of equity awards	730	290
Deferred financing charges	59	162
Equity loss in joint venture	286	99
Changes in operating assets and liabilities:
Accounts receivable, net	(14,020)	10,123
Inventories	44,766	37,244
Income taxes, net	(6,796)	(2,851)
Prepaid expenses and other current assets	(2,890)	(3,751)
Other assets, net	(8)	25
Accounts payable, accrued expenses and other liabilities	(63,141)	(73,116)

Net cash used in operating activities	(38,297)	(29,848)

Cash flows from investing activities
Investment in equity of joint venture	(250)	(1,350)
Capital expenditures	(1,906)	(3,051)

Net cash used in investing activities	(2,156)	(4,401)

Cash flows from financing activities
Proceeds from notes payable, net	53,023	35,000
Proceeds from exercise of equity awards	158	494
Excess tax benefit from exercise/vesting of equity awards	946	1,433

Net cash provided by financing activities	54,127	36,927

Effect of exchange rate changes	2	(22)

Net increase in cash and cash equivalents	13,676	2,656
Cash and cash equivalents at beginning of period	24,660	10,045

Cash and cash equivalents at end of period	$38,336	$12,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$989	$562
Income taxes	4,419	785

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its subsidiaries. The results for the three month period ended April 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission.

Note 2 – Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	April 30,	April 30,	January 31,
	2012	2011	2012
	(In thousands)
Finished goods	$198,621	$159,180	$244,884
Raw materials and work-in-process	10,134	8,571	8,637

	$208,755	$167,751	$253,521

Note 3 – Net Loss per Common Share

Basic net loss per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and unvested restricted stock awards outstanding during the period. All stock options and unvested restricted stock outstanding as of April 30, 2012 and 2011 have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the three months ended April 30, 2012 and 2011, 182,708 and 132,757 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

Note 4 – Notes Payable

The Company has a financing agreement with JPMorgan Chase Bank, N.A., as agent for a consortium of banks. The Company’s financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at the Company’s option, at the prime rate plus 0.50% or LIBOR plus 2.75%. Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement. The fair value of debt approximates carrying value and would be considered a level 2 fair value measurement.

The financing agreement requires the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limits payments for cash dividends and stock redemptions. As of April 30, 2012, the Company was in compliance with these covenants. The financing agreement is secured by all of the Company’s assets. Amounts payable under the Company’s revolving credit facility were $83.1 million and $35.0 million at April 30, 2012 and 2011, respectively.

Note 5 – Segments

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

	Three Months Ended April 30, 2012
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination (1)	Total
Net sales	$156,955	$47,337	$36,135	$(10,978)	$229,449
Cost of goods sold	116,663	35,683	19,391	(10,978)	160,759

Gross profit	40,292	11,654	16,744	—	68,690
Selling, general and administrative	39,513	10,097	17,004	—	66,614
Depreciation and amortization	502	982	569	—	2,053

Operating profit (loss)	$277	$575	$(829)	$—	$23

	Three Months Ended April 30, 2011
	Wholesale Licensed	Wholesale Non-Licensed	Retail	Elimination (1)	Total
Net sales	$127,735	$46,779	$32,561	$(10,204)	$196,871
Cost of goods sold	94,772	34,904	17,944	(10,204)	137,416

Gross profit	32,963	11,875	14,617	—	59,455
Selling, general and administrative	32,688	9,312	15,925	—	57,925
Depreciation and amortization	167	943	414	—	1,524

Operating profit (loss)	$108	$1,620	$(1,722)	$—	$6

(1)	Represents intersegment sales to the Company’s retail operations.

Included in finished goods inventory at April 30, 2012 are approximately $135.2 million, $27.8 million and $35.6 million of inventories for wholesale licensed products, wholesale non-licensed products and retail operations, respectively. Included in finished goods inventory at April 30, 2011 are approximately $107.7 million, $22.3 million and $29.2 million of inventories for wholesale licensed products, wholesale non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

Note 6 – Investment in Joint Venture

During the first quarter of fiscal 2013, the Company entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The Company will retain 51% ownership of the joint venture which expects to begin operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company will consolidate the accounts of this joint venture in our financial statements and the results of operations will be included in the retail segment.

Note 7 – Share Repurchase Program

In September 2011, the Company’s board of directors authorized a program to repurchase up to two million shares of its common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, the Company repurchased 125,000 shares of its common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. The Company did not repurchase any shares during the three months ended April 30, 2012.

Note 8 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and presented other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The Company’s other comprehensive income represents foreign currency translation adjustments. The amendments are effective at the same time as the amendments in ASU 2011-05. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have any impact on the Company’s financial position, results of operations or cash flows.

Note 9 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2013 is referred to as “fiscal 2013”.

Various statements contained in this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed product;

•	costs and uncertainties with respect to expansion of our product offerings;

•	customer concentration;

•	the impact of the current economic and credit environment on our customers, suppliers and vendors;

•	the impact of the downturn in the global economy on consumer purchases of products that we offer for sale;

•	the performance of our products within the prevailing retail environment;

•	customer acceptance of new products;

•	our ability to make strategic acquisitions;

•	possible disruption from acquisitions;

•	consolidation of our retail customers;

•	price, availability and quality of materials used in our products;

•	seasonal nature of our business;

•	dependence on existing management;

•	the effects of competition in the markets in which we operate;

•	risks of operating a retail business;

•	need for additional financing;

•	our ability to import products in a timely and cost effective manner;

•	our reliance on foreign manufacturers;

•	our intention to introduce new products or enter into new alliances;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock; and

•	the potential effect on the price of our common stock if actual results are worse than financial forecasts.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We operate our business in three segments: wholesale licensed products, wholesale non-licensed products and retail operations. The wholesale licensed products segment includes sales of products under brands licensed by us from third parties. The wholesale non-licensed products segment principally includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of our Wilsons outlet stores and, beginning in the second half of fiscal 2012, a limited number of our Andrew Marc outlet stores.

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

When we acquired Andrew Marc, it was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores and have since expanded our product categories and product offerings for Andrew Marc, both in house and through licensing arrangements. We began a program to license our Andrew Marc and Marc New York brands and have entered into agreements to license these brands for a number of product categories.

Our retail operations segment consists almost entirely of our Wilsons outlet store business. We continue to believe that operation of the Wilsons outlet stores is part of our core competency as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2012. As of April 30, 2012, we operated 134 Wilsons outlet stores and 4 Andrew Marc outlet stores.

We have a joint venture with The Camuto Group to operate footwear and accessory outlet stores under the name “Vince Camuto.” The Camuto Group provides product and merchandises the stores. Through our Wilsons team, we provide the infrastructure and expertise for operation of the stores, including real estate, distribution, information systems, finance and administration. Both companies share equally in the capital costs of the joint venture. The joint venture opened the first Vince Camuto outlet store in April 2011 and, as of April 30, 2012, 11 of these stores were in operation. We are accounting for our investment in this joint venture under the equity method.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States, Asia and other select countries around the world. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. G-III will retain 51% ownership in the joint venture which expects to begin operating retail locations in major Chinese markets beginning in Fall 2012. We will consolidate the results of operations of this joint venture in our financial statements.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. Our most significant licensor is Calvin Klein with whom we have nine different license agreements.

We have a new five year expanded license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks that commenced on April 1, 2012.

In May 2011, we entered into two new agreements with the Camuto Group, expanding our relationship with Camuto to include dresses and men’s outerwear. Dresses under the Camuto label began shipping for Spring 2012 and men’s outerwear is expected to begin shipping for the Fall 2012 season. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage, which began shipping in August 2011. In November 2011, we entered into a license agreement to develop sportswear, dresses, tailored clothing, activewear and sweaters under the Kensie and Mac & Jac brands for the U.S. and Canadian markets. In December 2011, we added licenses under these brands for women’s handbags and cold weather accessories. We began shipping Kensie sportswear in the first quarter of fiscal 2013 and plan to follow with the launch of additional categories. In December 2011, we entered into a license agreement that expanded our Jessica Simpson products to include women’s outerwear. We expect to begin shipping Jessica Simpson outerwear for the Fall 2012 season.

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

A number of retailers are experiencing financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to lower credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of our customers.

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

Results of Operations

Three months ended April 30, 2012 compared to three months ended April 30, 2011

Net sales for the three months ended April 30, 2012 increased to $229.4 million from $196.9 million in the same period last year. Net sales of wholesale licensed products increased to $157.0 million from $127.7 million primarily as a result of increases of $14.3 million in net sales of Calvin Klein licensed product, mainly due to increased sales in Calvin Klein dresses and women’s suits, and $7.6 million in net sales of our Jessica Simpson dresses, as well as $8.6 million in net sales of our new Kensie sportswear line. Net sales of wholesale non-licensed products in the three months ended April 30, 2012 were $47.3 million compared to $46.8 million in the same period last year. Net sales of our retail operations increased to $36.1 million for the three months ended April 30, 2012 from $32.6 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 6.3%.

Gross profit increased to $68.7 million, or 29.9% of net sales, for the three months ended April 30, 2012, from $59.5 million, or 30.2% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 25.7% in the three months ended April 30, 2012 compared to 25.8% in the same period last year. The gross profit percentage in our wholesale non-licensed products segment was 24.6% in the three month period ended April 30, 2012 compared to 25.4% in the same period last year. Gross profit percentage for the wholesale non-licensed segment was negatively impacted by the moderate dress business which faced continued input cost pressure and was more promotional at retail. The gross profit percentage for our retail operations segment was 46.3% for the three months ended April 30, 2012 compared to 44.9% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and higher margin product mix.

Selling, general and administrative expenses increased to $66.6 million in the three months ended April 30, 2012 from $57.9 million in the same period last year. This increase is primarily a result of increases in personnel costs ($2.9 million), advertising expenses ($2.6 million) and third party warehousing ($2.3 million). Personnel costs increased primarily as a result of the addition of new product lines and the staffing of our new Kensie division, compensation recorded relating to equity award grants and an increase in personnel to staff additional outlet stores in our retail division. Advertising costs increased due to increased advertising chargebacks by customers, which included a special promotion for our Calvin Klein product, and, to a lesser extent, increased advertising costs to promote our Andrew Marc brand. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year.

Depreciation and amortization increased to $2.1 million in the three months ended April 30, 2012 from $1.5 million in the same period last year primarily as a result of leasehold improvements and fixtures added for the additional showroom and office space we leased last year.

Equity loss in joint venture in the three months ended April 30, 2012 was approximately $286,000 compared to $99,000 in the comparable period last year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores.

Interest and financing charges, net for the three months ended April 30, 2012, were $1.1 million compared to $759,000 for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the first quarter primarily as a result of higher inventory levels.

Income tax benefit for the three months ended April 30, 2012 was $520,000 compared to $332,000 for the same period last year. The effective tax rate for the three months ended April 30, 2012 was 38.0% compared to 39.0% in the same period last year. The effective tax rate is lower primarily due to foreign tax savings realized during the current period.

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

At April 30, 2012, we had cash and cash equivalents of $38.3 million and outstanding borrowings of $83.1 million. At April 30, 2011, we had cash and cash equivalents of $12.7 million and outstanding borrowings of $35.0 million.

Our contingent liability under open letters of credit was approximately $22.9 million as of April 30, 2012 compared to $46.5 million as of April 30, 2011.

Financing Agreement

We have a financing agreement with JPMorgan Chase Bank, N.A., as Agent for a consortium of banks. The financing agreement, which extends through July 31, 2013, is a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this credit facility bear interest, at our option, at the prime rate plus 0.50% (3.75% at April 30, 2012) or LIBOR plus 2.75% (3.00% at April 30, 2012). Amounts available under this facility are subject to borrowing base formulas and over advances as specified in the financing agreement.

The financing agreement requires us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limits payments for cash dividends and stock redemption to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of April 30, 2012, we were in compliance with these covenants. The financing agreement is secured by all of our assets.

Share Repurchase Program

In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. We did not repurchase any shares during the three months ended April 30, 2012. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Cash from Operating Activities

We used $38.3 million of cash in operating activities during the three months ended April 30, 2012, primarily as a result of a decrease of $63.1 million in accounts payable and accrued expenses and an increase of $14.0 million in accounts receivable, offset in part by a decrease in inventory of $44.8 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of accrued year end bonuses in our first fiscal quarter. Our inventory decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters. The increase in accounts receivable is attributable to the increase in our first quarter sales compared to last year.

Cash from Investing Activities

We used $2.2 million of cash in investing activities in the three months ended April 30, 2012, of which $1.9 million was for capital expenditures and $250,000 was for an investment in the joint venture relating to the Vince Camuto outlet stores. The capital expenditures related primarily to build out costs and fixtures with respect to the addition of new retail stores.

Cash from Financing Activities

Cash from financing activities provided $54.1 million in the three months ended April 30, 2012, primarily as a result of $53.0 million of net borrowings under our revolving credit facility. We increased our borrowings primarily to pay for purchases of inventory.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2012 are those that depend most heavily on these judgments and estimates. As of April 30, 2012, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to

Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to

Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)
Date: June 7, 2012	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer
Date: June 7, 2012	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer