Form 10-Q
period 2012-07-31
G III APPAREL GROUP LTD /DE/
filed 2012-09-10
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 1, 2012, there were 20,032,204 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011	January 31, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,653	$8,566	$24,660
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $28,747, $25,011 and $34,436, respectively	184,816	171,541	162,510
Inventories	336,389	322,387	253,521
Prepaid income taxes	468	3,307	—
Deferred income taxes, net	9,559	10,035	9,559
Prepaid expenses and other current assets	27,075	24,744	14,528

Total current assets	580,960	540,580	464,778
INVESTMENT IN JOINT VENTURE	2,236	2,065	2,419
PROPERTY AND EQUIPMENT, NET	34,110	27,647	33,365
DEFERRED INCOME TAXES, NET	—	1,803	—
OTHER ASSETS	1,706	2,168	1,830
INTANGIBLES, NET	17,231	18,032	17,611
GOODWILL	26,100	26,100	26,100

	$662,343	$618,395	$546,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$87,007	$141,974	$30,050
Income taxes payable	—	—	6,212
Accounts payable	171,374	138,089	96,727
Accrued expenses	25,435	20,086	43,530

Total current liabilities	283,816	300,149	176,519
DEFERRED INCOME TAXES, NET	1,289	—	1,289
DUE TO NONCONTROLLING SHAREHOLDER	1,568	—	—
OTHER NON-CURRENT LIABILITIES	11,498	8,567	10,323

TOTAL LIABILITIES	298,171	308,716	188,131

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 20,524,429, 20,255,972 and 20,279,132 shares issued	205	202	203
Additional paid-in capital	165,749	157,513	160,102
Accumulated other comprehensive (loss) income	(51)	(53)	4
Retained earnings	202,076	152,987	201,562
Common stock held in treasury, at cost – 492,225, 367,225 and 492,225 shares	(3,899)	(970)	(3,899)

Total G-III stockholders’ equity	364,080	309,679	357,972
Noncontrolling interest	92	—	—

	364,172	309,679	357,972

	$662,343	$618,395	$546,103

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$251,479	$229,975

Cost of goods sold	176,636	164,404

Gross profit	74,843	65,571

Selling, general and administrative expenses	69,454	59,826
Depreciation and amortization	2,100	1,852

Operating profit	3,289	3,893

Equity loss in joint venture	146	376
Interest and financing charges, net	1,034	952

Income before income taxes	2,109	2,565

Income tax expense	802	1,000

Net income	1,307	1,565

Add: Loss attributable to noncontrolling interest	(55)	—

Income attributable to G-III	$1,362	$1,565

NET INCOME PER COMMON SHARE
Basic:
Net income per common share	$0.07	$0.08

Weighted average number of shares outstanding	19,995	19,848

Diluted:
Net income per common share	$0.07	$0.08

Weighted average number of shares outstanding	20,331	20,253

Net income attributable to G-III	$1,362	$1,565
Other comprehensive loss:
Foreign currency translation adjustments	(57)	(12)

Other comprehensive loss	(57)	(12)

Comprehensive income	$1,305	$1,553

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended July 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$480,928	$426,846

Cost of goods sold	337,395	301,820

Gross profit	143,533	125,026

Selling, general and administrative expenses	136,068	117,751
Depreciation and amortization	4,153	3,376

Operating profit	3,312	3,899

Equity loss in joint venture	433	475
Interest and financing charges, net	2,138	1,711

Income before income taxes	741	1,713

Income tax expense	282	668

Net income	459	1,045

Add: Loss attributable to noncontrolling interest	(55)	—

Income attributable to G-III	$514	$1,045

NET INCOME PER COMMON SHARE

Basic:
Net income per common share	$0.03	$0.05

Weighted average number of shares outstanding	19,928	19,784

Diluted:

Net income per common share	$0.03	$0.05

Weighted average number of shares outstanding	20,334	20,221

Net income attributable to G-III	$514	$1,045
Other comprehensive loss:
Foreign currency translation adjustments	(55)	(34)

Other comprehensive loss	(55)	(34)

Comprehensive income	$459	$1,011

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$459	$1,045
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,153	3,376
Equity based compensation	2,964	2,039
Tax benefit from exercise/vesting of equity awards	1,054	593
Deferred financing charges	119	304
Equity loss in joint venture	433	475
Changes in operating assets and liabilities:
Accounts receivable, net	(22,306)	(33,200)
Inventories	(82,868)	(117,392)
Income taxes, net	(6,680)	(3,348)
Prepaid expenses and other current assets	(12,547)	(11,540)
Other assets, net	(245)	(153)
Accounts payable, accrued expenses and other liabilities	57,727	22,356

Net cash used in operating activities	(57,737)	(135,445)

Cash flows from investing activities
Investment in equity of joint venture	—	(2,500)
Capital expenditures	(4,518)	(8,016)

Net cash used in investing activities	(4,518)	(10,516)

Cash flows from financing activities
Proceeds from notes payable, net	56,957	141,974
Proceeds from noncontrolling interest investment	1,715	—
Proceeds from exercise of equity awards	269	493
Excess tax benefit from exercise/vesting of equity awards	1,362	2,049

Net cash provided by financing activities	60,303	144,516

Effect of exchange rate changes	(55)	(34)

Net decrease in cash and cash equivalents	(2,007)	(1,479)
Cash and cash equivalents at beginning of period	24,660	10,045

Cash and cash equivalents at end of period	$22,653	$8,566

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,902	$1,191
Income taxes	4,438	1,332

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its subsidiaries. The results for the three and six month periods ended July 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Investments in entities that the Company does not control but has the ability to exercise significant influence are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in the Consolidated Balance Sheets. Those amounts are adjusted to recognize the Company’s proportional share of the investee’s net income or loss after the date of the investment. The Company’s share of net income or loss of these investments is included in the Consolidated Statements of Income.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission.

Note 2 - Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	July 31, 2012	July 31, 2011	January 31, 2012
	(In thousands)
Finished goods	$326,420	$312,179	$244,884
Raw materials and work-in-process	9,969	10,208	8,637

	$336,389	$322,387	$253,521

Note 3 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and unvested restricted stock awards outstanding during the period. For both the three and six months ended July 31, 2012, approximately 78,000 shares of common stock have been excluded from the diluted per share calculation as their inclusion would have been anti-dilutive. For the three and six months ended July 31, 2011, there were no anti-dilutive shares excluded from the diluted per share calculation. For the six months ended July 31, 2012 and 2011, 245,297 and 199,240 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$1,362	$1,565	$514	$1,045
Basic net income per share:
Basic common shares	19,995	19,848	19,928	19,784

Basic net income per share	$0.07	$0.08	$0.03	$0.05

Diluted net income per share:
Basic common shares	19,995	19,848	19,928	19,784
Stock options and restricted stock awards	336	405	406	437

Diluted common shares	20,331	20,253	20,334	20,221

Diluted net income per share	$0.07	$0.08	$0.03	$0.05

Note 4 - Notes Payable

As of July 31, 2012, the Company had a financing agreement with JPMorgan Chase Bank, N.A., as agent for a consortium of banks. The Company’s financing agreement was a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under the financing agreement bore interest, at the Company’s option, at the prime rate plus 0.50% or LIBOR plus 2.75%. Amounts available under this financing agreement were subject to borrowing base formulas and over advances as specified in the financing agreement. The fair value of debt approximates carrying value and would be considered a level 2 fair value measurement.

The financing agreement required the Company, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined, and also limited payments for cash dividends and stock redemptions. As of July 31, 2012, the Company was in compliance with these covenants. The financing agreement was secured by all of the Company’s assets. Amounts payable under the Company’s financing agreement were $87.0 million and $142.0 million at July 31, 2012 and 2011, respectively.

On August 6, 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

On August 6, 2012, in connection with entering into the credit agreement, the Company repaid in full all borrowings under the financing agreement in the amount of approximately $97.1 million. As a result, the financing agreement was terminated.

Note 5 - Segments

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

	Three Months Ended July 31, 2012
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination (1)	Total
Net sales	$178,419	$48,265	$32,914	$(8,119)	$251,479
Cost of goods sold	131,712	35,918	17,125	(8,119)	176,636

Gross profit	46,707	12,347	15,789	—	74,843
Selling, general and administrative	42,405	9,579	17,470	—	69,454
Depreciation and amortization	502	994	604	—	2,100

Operating profit (loss)	$3,800	$1,774	$(2,285)	$—	$3,289

	Three Months Ended July 31, 2011
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination (1)	Total
Net sales	$158,080	$50,738	$28,281	$(7,124)	$229,975
Cost of goods sold	117,775	38,215	15,538	(7,124)	164,404

Gross profit	40,305	12,523	12,743	—	65,571
Selling, general and administrative	34,467	9,394	15,965	—	59,826
Depreciation and amortization	405	1,007	440	—	1,852

Operating profit (loss)	$5,433	$2,122	$(3,662)	$—	$3,893

	Six Months Ended July 31, 2012
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination (1)	Total
Net sales	$335,373	$95,602	$69,050	$(19,097)	$480,928
Cost of goods sold	248,375	71,601	36,516	(19,097)	337,395

Gross profit	86,998	24,001	32,534	—	143,533
Selling, general and administrative	81,918	19,676	34,474	—	136,068
Depreciation and amortization	1,003	1,977	1,173	—	4,153

Operating profit (loss)	$4,077	$2,348	$(3,113)	$—	$3,312

	Six Months Ended July 31, 2011
	Wholesale Licensed	Wholesale Non- Licensed	Retail	Elimination (1)	Total
Net sales	$285,815	$97,518	$60,841	$(17,328)	$426,846
Cost of goods sold	212,547	73,119	33,482	(17,328)	301,820

Gross profit	73,268	24,399	27,359	—	125,026
Selling, general and administrative	67,155	18,706	31,890	—	117,751
Depreciation and amortization	572	1,949	855	—	3,376

Operating profit (loss)	$5,541	$3,744	$(5,386)	$—	$3,899

(1)	Represents intersegment sales to the Company’s retail operations.

Included in finished goods inventory at July 31, 2012 are approximately $227.5 million, $57.9 million and $41.1 million of inventories for wholesale licensed products, wholesale non-licensed products and retail operations, respectively. Included in finished goods inventory at July 31, 2011 are approximately $224.7 million, $51.4 million and $36.0 million of inventories for wholesale licensed products, wholesale non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

Note 6 – Investment in Joint Venture

During the first quarter of fiscal 2013, the Company entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The Company contributed $153,000 to capital for a 51% ownership interest of the joint venture. The Company and the noncontrolling interest also funded $1,632,000 and $1,568,000, respectively, in shareholder debt. The joint venture expects to begin operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company consolidates the accounts of this joint venture in its financial statements and the results of operations are included in the retail segment.

Note 7 – Share Repurchase Program

In September 2011, the Company’s board of directors authorized a program to repurchase up to two million shares of its common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, the Company repurchased 125,000 shares of its common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. The Company did not repurchase any shares during the six months ended July 31, 2012. The Company’s new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.

Note 8 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and presented other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-12, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, an update to their accounting guidance regarding indefinite – lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Note 9 – Subsequent Events

On August 7, 2012, the Company and its indirect wholly-owned subsidiary, VBQ Acquisition B.V., (the “Purchaser”), entered into a purchase agreement, pursuant to which the Purchaser acquired all of the outstanding shares of Vilebrequin International SA, a Swiss corporation, for a total purchase price of €85.5 million (approximately $106.2 million), subject to certain post-closing adjustments, of which €70.5 million (approximately $87.6 million) was paid in cash and €15 million (approximately $18.6 million) was paid by delivery of unsecured promissory notes under which the Purchaser and the Company are obligors, due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the purchase price, the purchase agreement provides for up to an additional €22.5 million (approximately $27.9 million) of contingent future payments based upon achieving certain performance objectives related to growth of the Vilebrequin business over the three years ending December 31, 2015. The funds for the cash portion of the purchase price were provided under the Company’s new credit agreement that was entered into on August 6, 2012.

Vilebrequin International SA is a leading global provider of luxury swimwear, accessories and resort wear. A substantial majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. The Company considers the Vilebrequin brand to be capable of significant worldwide expansion.

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

Recent Developments

On August 7, 2012, we acquired all of the outstanding shares of Vilebrequin International SA, (“Vilebrequin”) for a total purchase price of €85.5 million (approximately $106.2 million), subject to certain post-closing adjustments, of which €70.5 million (approximately $87.6 million) was paid in cash and €15 million (approximately $18.6 million) was paid by delivery of unsecured promissory notes, due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the purchase price, the purchase agreement provides for up to an additional €22.5 million (approximately $27.9 million) of contingent future payments based upon achieving certain performance objectives related to growth of the Vilebrequin business over the three years ending December 31, 2015.

Vilebrequin is a leading global provider of luxury swimwear, accessories and resort wear. Vilebrequin sells its products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that the Vilebrequin brand is capable of significant worldwide expansion. A substantial majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States.

Concurrently with the acquisition of Vilebrequin, we entered into a new credit agreement that provides for aggregate borrowings of up to $450 million compared to $300 million under our prior financing agreement.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands and labels, which include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet, licensed brands and private labels. G-III also operates outlet stores under the Wilsons Leather and Andrew Marc names and is a party to a joint venture that operates outlet stores under the Vince Camuto name. While our products are sold at a variety of price points through a broad mix of retail partners and our own outlet stores, a majority of our sales are concentrated with our ten largest customers. With the acquisition of Vilebrequin, we also sell luxury swimwear, accessories and resort wear under our Vilebrequin brand, as well as operate and franchise Vilebrequin retail stores.

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

Our recent acquisition of Vilebrequin provides us with a premier luxury brand that is sold worldwide. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, accessories and resort wear.

When we acquired Andrew Marc, it was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores and we have since expanded our product categories and product offerings for Andrew Marc, both in house and through licensing arrangements. We began a program to license our Andrew Marc and Marc New York brands and have entered into agreements to license these brands for a number of product categories.

Our retail operations segment consists almost entirely of our Wilsons outlet store business. We continue to believe that operation of the Wilsons outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2012. As of July 31, 2012, we operated 134 Wilsons outlet stores, 4 Andrew Marc outlet stores and 2 Calvin Klein Performance stores.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States, Asia and other select countries around the world. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. G-III will retain 51% ownership in the joint venture which expects to begin operating retail locations in major Chinese markets beginning in Fall 2012. We consolidate the results of operations of this joint venture in our financial statements.

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

In May 2011, we entered into two new agreements with the Camuto Group, expanding our relationship with Camuto to include dresses and men’s outerwear. Dresses under the Camuto label began shipping for Spring 2012 and a limited launch of men’s outerwear is expected to begin shipping for the Fall 2012 season. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage, which began shipping in August 2011.

In November 2011, we entered into a license agreement to develop sportswear, dresses, tailored clothing, activewear and sweaters under the Kensie and Mac & Jac brands for the U.S. and Canadian markets. In December 2011, we added licenses under these brands for women’s handbags and cold weather accessories. We began shipping Kensie sportswear in the first quarter of fiscal 2013 and began shipping Kensie dresses in July 2012. In December 2011, we entered into a license agreement that expanded our Jessica Simpson products to include women’s outerwear. We began shipping Jessica Simpson outerwear for the Fall 2012 season.

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

Results of Operations

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Net sales for the three months ended July 31, 2012 increased to $251.5 million from $230.0 million in the same period last year. Net sales of wholesale licensed products increased to $178.4 million from $158.1 million primarily as a result of $12.2 million in net sales of our new Kensie sportswear and dress lines and an increase of $10.2 million in net sales of Calvin Klein licensed products. Net sales of wholesale non-licensed products in the three months ended July 31, 2012 were $48.3 million compared to $50.7 million in the same period last year. Net sales of our retail operations increased to $32.9 million for the three months ended July 31, 2012 from $28.3 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 12.7%.

Gross profit increased to $74.8 million, or 29.8% of net sales, for the three months ended July 31, 2012, from $65.6 million, or 28.5% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 26.2% in the three months ended July 31, 2012 compared to 25.5% in the same period last year. The gross profit percentage in our wholesale licensed products segment improved due to our new Kensie division which is operating at a higher gross margin percentage, as well as increased penetration of our Calvin Klein sportswear, performance and suits divisions in higher margin department stores. These increases more than offset the negative impact of additional unanticipated outerwear returns in the second quarter. The gross profit percentage in our wholesale non-licensed products segment was 25.6% in the three month period ended July 31, 2012 compared to 24.7% in the same period last year. The gross profit percentage in our wholesale non-licensed products segment improved as a result of higher margin private label programs. The gross profit percentage for our retail operations segment was 48.0% for the three months ended July 31, 2012 compared to 45.1% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and higher margin product mix.

Selling, general and administrative expenses increased to $69.5 million, or 27.6% of net sales, in the three months ended July 31, 2012 from $59.8 million, or 26.0% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($4.0 million), professional fees ($1.8 million) and third party warehousing ($1.4 million). Personnel costs increased primarily as a result the expansion of our Calvin Klein product lines, the staffing of our new Kensie division and an increase in personnel to staff additional outlet stores in our retail division. Professional fees increased as a result of costs relating to the acquisition of Vilebrequin. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year.

Depreciation and amortization increased to $2.1 million in the three months ended July 31, 2012 from $1.9 million in the same period last year primarily as a result of leasehold improvements and fixtures for the additional retail locations added since last year.

Equity loss in joint venture in the three months ended July 31, 2012 was $146,000 compared to $376,000 in the comparable period last year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores.

Interest and financing charges, net for the three months ended July 31, 2012, were $1.0 million compared to $952,000 for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the quarter primarily as a result of higher inventory levels.

Income tax expense for the three months ended July 31, 2012 was $802,000 compared to $1.0 million for the same period last year. The effective tax rate for the three months ended July 31, 2012 was 38% compared to 39.0% in the same period last year. Income tax expense and the effective rate were lower primarily due to foreign tax savings anticipated to be realized during the current year.

Six months ended July 31, 2012 compared to six months ended July 31, 2011

Net sales for the six months ended July 31, 2012 increased to $480.9 million from $426.8 million in the same period last year. Net sales of wholesale licensed products increased to $335.4 million from $285.8 million primarily as a result of an increase of $24.5 million in net sales of Calvin Klein licensed products and $20.8 million in net sales of our new Kensie sportswear and dress lines. Net sales of wholesale non-licensed products in the six months ended July 31, 2012 were $95.6 million compared to $97.5 million in the same period last year. Net sales of our retail operations increased to $69.1 million for the six months ended July 31, 2012 from $60.8 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 9.3%.

Gross profit increased to $143.5 million, or 29.8% of net sales, for the six months ended July 31, 2012, from $125.0 million, or 29.3% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 25.9% in the six months ended July 31, 2012 compared to 25.6% in the same period last year. The gross profit percentage in our wholesale non-licensed products segment was 25.1% in the six month period ended July 31, 2012 compared to 25.0% in the same period last year. The gross profit percentage for our retail operations segment was 47.1% for the six months ended July 31, 2012 compared to 45.0% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and higher margin product mix.

Selling, general and administrative expenses increased to $136.1 million, or 28.3% of net sales, in the six months ended July 31, 2012 from $117.8 million, or 27.6% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($6.8 million), advertising expenses ($3.8 million), third party warehousing ($2.8 million) and professional fees ($2.0 million). Personnel costs increased primarily as a result the expansion of our Calvin Klein product lines, the staffing of our new Kensie division and an increase in personnel to staff additional outlet stores in our retail division. Advertising costs increased due to increased advertising chargebacks by customers as well as direct advertising purchased for various divisional promotions. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year. Professional fees increased primarily as a result of costs relating to the acquisition of Vilebrequin.

Depreciation and amortization increased to $4.2 million in the six months ended July 31, 2012 from $3.4 million in the same period last year primarily as a result of leasehold improvements and fixtures added for the additional showroom and office space we leased last year, as well as retail locations added since last year.

Equity loss in joint venture in the six months ended July 31, 2012 was approximately $433,000 compared to $475,000 in the comparable period last year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores.

Interest and financing charges, net for the six months ended July 31, 2012, were $2.1 million compared to $1.7 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the period primarily as a result of higher inventory levels.

Income tax expense for the six months ended July 31, 2012 was $282,000 compared to $668,000 for the same period last year. The effective tax rate for the six months ended July 31, 2012 was 38% compared to 39.0% in the same period last year. Income tax expense and the effective tax rate were lower primarily due to foreign tax savings anticipated to be realized during the current year.

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

At July 31, 2012, we had cash and cash equivalents of $22.7 million and outstanding borrowings of $87.0 million. At July 31, 2011, we had cash and cash equivalents of $8.6 million and outstanding borrowings of $142.0 million. We incurred additional borrowings of $87.6 million plus associated fees subsequent to July 31, 2012 in connection with the acquisition of Vilebrequin.

Our contingent liability under open letters of credit was approximately $24.6 million as of July 31, 2012 compared to $31.3 million as of July 31, 2011.

Financing Agreement

At July 31, 2012, we had a financing agreement with JPMorgan Chase Bank, N.A., as agent for a consortium of banks. The financing agreement was a senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $300 million. Borrowings under this financing agreement bore interest, at our option, at the prime rate plus 0.50% (3.75% at July 31, 2012) or LIBOR plus 2.75% (3.2% at July 31, 2012). Amounts available under this financing agreement were subject to borrowing base formulas and over advances as specified in the financing agreement.

The financing agreement required us, among other things, to maintain a maximum senior leverage ratio and minimum fixed charge coverage ratio, as defined. It also limited payments for cash dividends and stock redemptions to $1.5 million plus an additional amount based on the proceeds of sales of equity securities. As of July 31, 2012, we were in compliance with these covenants. The financing agreement was secured by all of our assets.

On August 6, 2012, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

On August 6, 2012, in connection with entering into the credit agreement, we repaid in full all outstanding borrowings under the financing agreement in the amount of approximately $97.1 million. As a result, the financing agreement was terminated.

Share Repurchase Program

In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. We did not repurchase any shares during the six months ended July 31, 2012. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. The Company’s new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.

Cash from Operating Activities

We used $57.7 million of cash in operating activities during the six months ended July 31, 2012, primarily as a result of an increase of $82.9 million in inventory, $22.3 million in accounts receivable and $12.5 million in prepaid expenses, offset, in part, by an increase of $57.7 million in accounts payable and accrued expenses.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter resulting in the increase in accounts receivable. Prepaid expenses increased as a result of prepaid royalty and advertising due to the timing of minimum guaranteed payments made to our licensors.

Cash from Investing Activities

We used $4.5 million of cash in investing activities in the six months ended July 31, 2012 for capital expenditures related primarily to build out costs and fixtures with respect to the addition of new outlet stores.

Cash from Financing Activities

Cash from financing activities provided $60.3 million in the six months ended July 31, 2012, primarily as a result of $57.0 million of net borrowings under our revolving credit facility. We increased our borrowings primarily to pay for purchases of inventory.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our new credit agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2012 are those that depend most heavily on these judgments and estimates. As of July 31, 2012, there have been no material changes to our critical accounting policies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition or future results. As a result of the acquisition of Vilebrequin, we have identified additional risk factors, as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Expansion of our business as a result of the acquisition of Vilebrequin involves costs and uncertainties.

In August 2012, we acquired Vilebrequin, a leading global provider of luxury swimwear, accessories and resort wear. Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. While we have operated outlet stores for several years, we have not previously operated a luxury full price retail chain that includes both owned and franchised stores. In addition, Vilebrequin sources a significant majority of its product with a single manufacturing facility. Any disruption in the operations of this facility could create an inability to supply required goods to our stores or our wholesale customers in a timely fashion or without a significant delay as we may not be able to quickly find another manufacturing facility that can meet Vilebrequin’s production requirements. Managing the Vilebrequin business will require the expenditure of a significant amount of our time and resources. Operation of an international retail and wholesale business could divert our management’s time and resources from our core domestic business and could negatively impact our results of operations.

Our ability to successfully integrate the operations of Vilebrequin and to capitalize on growth in new international markets is subject to risks associated with international operations.

Our ability to integrate the operations of Vilebrequin into our company is important to our ability to realize the intended benefits of this acquisition. Vilebrequin’s international operations may make it more difficult for us to accomplish this integration. Our ability to capitalize on this acquisition and successfully expand into international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•

compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. With the acquisition of Vilebrequin, we have significantly expanded our presence in the European market. Recently, the economic situation in Europe has been particularly unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, declines in the value of the Euro may continue, and current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: September 10, 2012	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 10, 2012	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer