Form 10-Q
period 2012-10-31
G III APPAREL GROUP LTD /DE/
filed 2012-12-10
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 1, 2012, there were 20,098,295 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	October 31, 2011	January 31, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,646	$16,083	$24,660
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $46,649, $36,129 and $34,436, respectively	362,724	368,087	162,510
Inventories	307,477	273,161	253,521
Deferred income taxes, net	9,377	10,035	9,559
Prepaid expenses and other current assets	17,758	12,556	14,528

Total current assets	736,982	679,922	464,778

INVESTMENT IN JOINT VENTURE	—	2,578	2,419
PROPERTY AND EQUIPMENT, NET	39,323	30,904	33,365
DEFERRED INCOME TAXES, NET	—	1,803	—
OTHER ASSETS	11,549	1,851	1,830
OTHER INTANGIBLES, NET	14,269	4,322	4,144
TRADEMARKS, NET	74,129	13,499	13,467
GOODWILL	58,629	26,100	26,100

	$934,881	$760,979	$546,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$265,092	$245,058	$30,050
Income taxes payable	27,570	24,072	6,212
Accounts payable	118,727	90,225	96,727
Accrued expenses	51,422	40,194	43,530

Total current liabilities	462,811	399,549	176,519

NOTES PAYABLE	18,633	—	—
DEFERRED INCOME TAXES, NET	14,543	—	1,289
DUE TO NONCONTROLLING SHAREHOLDER	2,162	—	—
CONTINGENT PURCHASE PRICE PAYABLE	5,452	—	—
OTHER NON-CURRENT LIABILITIES	12,280	9,508	10,323

TOTAL LIABILITIES	515,881	409,057	188,131

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 20,590,520, 20,259,922 and 20,279,132 shares issued	206	203	203
Additional paid-in capital	168,755	159,173	160,102
Accumulated other comprehensive income (loss)	3,557	(97)	4
Retained earnings	250,367	196,542	201,562
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)

Total G-III stockholders’ equity	418,986	351,922	357,972
Noncontrolling interest	14	—	—
	419,000	351,922	357,972

	$934,881	$760,979	$546,103

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$543,513	$510,009
Cost of goods sold	353,306	347,734

Gross profit	190,207	162,275
Selling, general and administrative expenses	106,287	86,958
Depreciation and amortization	2,811	1,875

Operating profit	81,109	73,442
Equity loss in joint venture	273	337
Interest and financing charges, net	3,073	2,297

Income before income taxes	77,763	70,808
Income tax expense	29,550	27,253

Net income	48,213	43,555
Add: Loss attributable to noncontrolling interest	78	—

Income attributable to G-III	$48,291	$43,555

NET INCOME PER COMMON SHARE:

Basic:
Net income per common share	$2.41	$2.19

Weighted average number of shares outstanding	20,053	19,845

Diluted:
Net income per common share	$2.37	$2.16

Weighted average number of shares outstanding	20,401	20,172

Net income attributable to G-III	$48,291	$43,555
Other comprehensive income (loss):
Foreign currency translation adjustments	3,608	(44)

Other comprehensive income (loss)	3,608	(44)

Comprehensive income	$51,899	$43,511

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended October 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,024,441	$936,855
Cost of goods sold	690,702	649,554

Gross profit	333,739	287,301
Selling, general and administrative expenses	242,355	204,708
Depreciation and amortization	6,964	5,251

Operating profit	84,420	77,342
Equity loss in joint venture	706	812
Interest and financing charges, net	5,211	4,009

Income before income taxes	78,503	72,521
Income tax expense	29,831	27,921

Net income	48,672	44,600
Add: Loss attributable to noncontrolling interest	133	—

Income attributable to G-III	$48,805	$44,600

NET INCOME PER COMMON SHARE:

Basic:
Net income per common share	$2.44	$2.25

Weighted average number of shares outstanding	19,971	19,804

Diluted:
Net income per common share	$2.40	$2.21

Weighted average number of shares outstanding	20,309	20,209

Net income attributable to G-III	$48,805	$44,600
Other comprehensive income (loss):
Foreign currency translation adjustments	3,553	(78)

Other comprehensive income (loss)	3,553	(78)

Comprehensive income	$52,358	$44,522

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$48,672	$44,600
Adjustments to reconcile net income to net cash used by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	6,964	5,251
Equity based compensation	4,493	3,616
Tax benefit from exercise/vesting of equity awards	1,261	746
Deferred financing charges	280	365
Equity loss in joint venture	706	812
Gain on sale of joint venture interest	(185)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(193,181)	(229,746)
Inventories	(44,005)	(68,166)
Income taxes, net	21,358	24,031
Prepaid expenses and other current assets	(1,742)	648
Other assets, net	(3,791)	103
Accounts payable, accrued expenses and other liabilities	18,911	(4,459)

Net cash used in operating activities	(140,259)	(222,199)

Cash flows from investing activities
Acquisition of Vilebrequin, net of cash acquired	(80,252)	—
Proceeds from (investment in) equity of joint venture, net	1,898	(3,350)
Capital expenditures	(6,992)	(12,937)

Net cash used in investing activities	(85,346)	(16,287)

Cash flows from financing activities
Proceeds from notes payable, net	235,042	245,058
Noncontrolling interest investment, net	2,309	—
Proceeds from exercise of equity awards	1,182	516
Stock repurchase	—	(2,929)
Excess tax benefit from exercise/vesting of equity awards	1,720	1,957

Net cash provided by financing activities	240,253	244,602

Effect of exchange rate changes	338	(78)

Net increase / (decrease) in cash and cash equivalents	14,986	6,038
Cash and cash equivalents at beginning of period	24,660	10,045

Cash and cash equivalents at end of period	$39,646	$16,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,794	$3,364
Income taxes	4,867	1,134

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” refers to G-III Apparel Group, Ltd. and its subsidiaries. The results for the three and nine month periods ended October 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 – Acquisition of Vilebrequin

On August 7, 2012, the Company acquired all of the outstanding shares of Vilebrequin International SA, a Swiss corporation (“Vilebrequin”) for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year and (iii) contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. The dollar equivalents to the amounts in Euro set forth in the notes to these Condensed Consolidated Financial Statements are based on the exchange rate at the time of the acquisition.

The total consideration was approximately $111.7 million, including the estimated fair value of the contingent consideration. The purchase price has been preliminarily allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. The preliminary allocation has resulted in goodwill and intangible assets in the aggregate amount of $99.9 million related to the acquisition of Vilebrequin. Such amounts could change upon finalization of the purchase accounting which is expected to be completed by year end.

The following table (in thousands) summarizes the components of the preliminary purchase price allocation for the acquisition of Vilebrequin:

Purchase price:
Cash paid	$87,573
Notes issued	18,633
Fair value of contingent consideration	5,452

$111,658

Allocation:
Current assets	$25,793
Property, plant and equipment	5,725
Identifiable intangible assets	68,847
Other non-current assets, net	6,208
Assumed liabilities	(12,938)
Deferred income taxes	(13,020)
Goodwill	31,043

$111,658

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired include trademarks valued at $58.6 million with an indefinite life, franchise agreements valued at $7.4 million with an estimated useful life of 14 years, and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of Vilebrequin products.

The following unaudited pro forma information presents the results of operations of the Company as if the Vilebrequin acquisition had taken place on February 1, 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net sales	$552,275	$526,442	$1,059,507	$984,983
Net income	49,389	45,496	51,035	48,324
Net income per share:
Basic	$2.46	$2.29	$2.56	$2.44
Diluted	$2.42	$2.26	$2.51	$2.39

The unaudited pro forma results shown above reflect the assumption that the Company would have financed the acquisition under identical terms and conditions as the actual financing and do not reflect any anticipated cost savings that may result from combining the entities. The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Vilebrequin acquisition occurred as of February 1, 2011.

The operating results of Vilebrequin have been included in the Company’s financial statements since August 7, 2012, the date of acquisition, and are reported on a calendar year basis.

Note 3 - Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Inventories consist of:

	October 31,	October 31,	January 31,
	2012	2011	2012
	(In thousands)
Finished goods	$299,797	$265,224	$244,884
Raw materials and work-in-process	7,680	7,937	8,637

	$307,477	$273,161	$253,521

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of stock options and unvested restricted stock awards outstanding during the period. Approximately 245,393 and 154,777 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2012, respectively, as their inclusion would have been anti-dilutive. For the three and nine months ended October 31, 2011, there were no anti-dilutive shares excluded from the diluted per share calculation. For the nine months ended October 31, 2012 and 2011, 311,388 and 203,790 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$48,291	$43,555	$48,805	$44,600
Basic net income per share:
Basic common shares	20,053	19,845	19,971	19,804

Basic net income per share	$2.41	$2.19	$2.44	$2.25

Diluted net income per share:
Basic common shares	20,053	19,845	19,971	19,804
Stock options and restricted stock awards	348	327	338	405

Diluted common shares	20,401	20,172	20,309	20,209

Diluted net income per share	$2.37	$2.16	$2.40	$2.21

Note 5 - Notes Payable

On August 6, 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of October 31, 2012, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under the Company’s new credit agreement were $265.1 million at October 31, 2012 compared to $245.1 million payable under the Company’s prior financing agreement at October 31, 2011.

On August 7, 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued €15.0 million (approximately $18.6 million) of unsecured promissory notes to the seller due December 31, 2017, with interest payable at the rate of 5% per year.

Note 6 - Segments

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company operates in four segments: wholesale licensed products, wholesale non-licensed products, retail operations and other. The other segment consists of the operations of the Vilebrequin business added as a result of the Company’s acquisition of Vilebrequin in August 2012. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three and nine month periods indicated below:

	Three Months Ended October 31, 2012
	Wholesale Licensed	Wholesale Non-Licensed	Retail	Other	Elimination (1)	Total
Net sales	$402,734	$102,616	$44,655	$6,834	$(13,326)	$543,513
Cost of goods sold	270,308	71,916	22,401	2,007	(13,326)	353,306

Gross profit	132,426	30,700	22,254	4,827	—	190,207
Selling, general and administrative (2)	67,385	14,204	19,788	4,910	—	106,287
Depreciation and amortization	539	1,030	693	549	—	2,811

Operating profit (loss)	$64,502	$15,466	$1,773	$(632)	$—	$81,109

		Three Months Ended October 31, 2011
		Wholesale Licensed	Wholesale Non-Licensed	Retail	Elimination (1)	Total
Net sales		$374,171	$109,915	$36,880	$(10,957)	$510,009
Cost of goods sold		262,483	77,171	19,037	(10,957)	347,734

Gross profit		111,688	32,744	17,843	—	162,275
Selling, general and administrative		55,774	13,419	17,765	—	86,958
Depreciation and amortization		344	1,000	531	—	1,875

Operating profit (loss)		$55,570	$18,325	$(453)	$—	$73,442

	Nine Months Ended October 31, 2012
	Wholesale Licensed	Wholesale Non-Licensed	Retail	Other	Elimination (1)	Total
Net sales	$738,108	$198,218	$113,705	$6,834	$(32,424)	$1,024,441
Cost of goods sold	518,684	143,517	58,918	2,007	(32,424)	690,702

Gross profit	219,424	54,701	54,787	4,827	—	333,739
Selling, general and administrative (3)	149,303	33,880	54,262	4,910	—	242,355
Depreciation and amortization	1,542	3,007	1,866	549	—	6,964

Operating profit (loss)	$68,579	$17,814	$(1,341)	$(632)	$—	$84,420

		Nine Months Ended October 31, 2011
		Wholesale Licensed	Wholesale Non-Licensed	Retail	Elimination (1)	Total
Net sales		$659,985	$207,433	$97,721	$(28,284)	$936,855
Cost of goods sold		475,029	150,291	52,518	(28,284)	649,554

Gross profit		184,956	57,142	45,203	—	287,301
Selling, general and administrative		122,941	32,112	49,655	—	204,708
Depreciation and amortization		916	2,950	1,385	—	5,251

Operating profit (loss)		$61,099	$22,080	$(5,837)	$—	$77,342

(1)	Represents intersegment sales to the Company’s retail operations.

(2)	Includes $1.8 million of expenses and integration costs associated with the Vilebrequin acquisition which have been allocated across the segments.
(3)	Includes $3.7 million of expenses and integration costs associated with the Vilebrequin acquisition which have been allocated across the segments.

Included in finished goods inventory at October 31, 2012 are approximately $198.3 million, $38.9 million, $55.0 million and $7.6 million of inventories for wholesale licensed products, wholesale non-licensed products, retail operations and other segments, respectively. Included in finished goods inventory at October 31, 2011 are approximately $175.6 million, $37.3 million and $52.3 million of inventories for wholesale licensed products, wholesale non-licensed products and retail operations segments, respectively. Substantially all other assets are commingled.

Note 7 – Investment in Joint Venture

During the first quarter of fiscal 2013, the Company entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The Company contributed $153,000 to capital for a 51% ownership interest of the joint venture. The Company and the noncontrolling interest also funded $1,632,000 and $1,568,000, respectively, in shareholder debt. The joint venture began operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company consolidates the accounts of this joint venture in its financial statements and the results of operations are included in the retail segment.

In October 2012, AM Retail Group, Inc. (“AM Retail”), a wholly owned subsidiary, sold back its 50% interest in the joint venture with VCS Group LLC that was operating footwear and accessory outlet stores under the name “Vince Camuto.” The proceeds received approximated the carrying cost of the Company’s 50% interest in the joint venture.

Note 8 – Share Repurchase Program

In September 2011, the Company’s board of directors authorized a program to repurchase up to two million shares of its common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, the Company repurchased 125,000 shares of its common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. The Company did not repurchase any shares during the nine months ended October 31, 2012. The Company’s new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.

Note 9 – Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and presented other comprehensive income (loss) in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

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

In July 2012, the FASB issued ASU 2012-12, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on the Company’s results of operations or financial position.

Note 10 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2013 is referred to as “fiscal 2013”. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the quarter ended October 31, 2012, Vilebrequin’s results are included from August 7, the date of acquisition, through September 30, 2012.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012 and in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Developments

On August 7, 2012, we acquired all of the outstanding shares of Vilebrequin International SA, (“Vilebrequin”) for a total purchase price of €85.5 million (approximately $106.2 million), of which €70.5 million (approximately $87.6 million) was paid in cash and €15 million (approximately $18.6 million) was paid by delivery of unsecured promissory notes, due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the purchase price, the purchase agreement provides for up to an additional €22.5 million (approximately $27.9 million) of contingent future payments based upon achieving certain performance objectives related to growth of the Vilebrequin business over the three years ending December 31, 2015. The dollar equivalents to the amounts in Euro set forth in this paragraph are based on the exchange rate at the time of the acquisition.

Vilebrequin is a leading global provider of swimwear, accessories and resort wear. Vilebrequin sells its products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that Vilebrequin is a status brand that is capable of significant worldwide expansion. A substantial majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States.

Concurrently with the acquisition of Vilebrequin, we entered into a new credit agreement that provides for aggregate borrowings of up to $450 million compared to $300 million under our prior financing agreement.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, beachwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands and labels, licensed brands and private labels. G-III sells swimwear, accessories and resort wear under our own Vilebrequin brand. We also sell a variety of apparel products under our other owned brands which include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet, G-III has fashion licenses with respect to numerous well-known brands, including such brands as Calvin Klein, Sean John, Kenneth Cole, Guess, Cole Haan and Tommy Hilfiger. G-III also operates retail stores under the Wilsons Leather, Vilebrequin, Calvin Klein Performance and Andrew Marc names. While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. With the acquisition of Vilebrequin, we also sell swimwear, accessories and resort wear under our Vilebrequin brand, as well as operate and franchise Vilebrequin retail stores.

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

We operate our business in four segments: wholesale licensed products, wholesale non-licensed products, retail operations and other. The wholesale licensed products segment includes sales of products under brands licensed by us from third parties. The wholesale non-licensed products segment includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons outlet stores. The other segment consists of the operations of the Vilebrequin business added as a result of our acquisition of Vilebrequin in August 2012 and has both a wholesale and a retail component.

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

Our recent acquisition of Vilebrequin provides us with a premier brand selling status products worldwide. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, accessories and resort wear.

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

Our retail operations segment consists almost entirely of our Wilsons outlet store business. We continue to believe that operation of the Wilsons outlet stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2012. As of October 31, 2012, we operated 142 Wilsons outlet stores, 5 Andrew Marc outlet stores and 2 Calvin Klein Performance stores.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States, Asia and other select countries around the world. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. G-III will retain 51% ownership in the joint venture which began operating retail locations in major Chinese markets in Fall 2012. We consolidate the results of operations of this joint venture in our financial statements. In October 2012, we sold back to the Camuto Group our 50% interest in the joint venture that operated outlet stores under the Vince Camuto name.

The sale of licensed product has been a key element of our business strategy for many years. As part of this strategy, we continue to add new fashion and sports apparel licenses. Our most significant licensor is Calvin Klein with whom we have nine different license agreements.

Commencing April 1, 2012, we have operated under an expanded five year license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks.

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

Results of Operations

Three months ended October 31, 2012 compared to three months ended October 31, 2011

Net sales for the three months ended October 31, 2012 increased to $543.5 million from $510.0 million in the same period last year. Net sales of wholesale licensed products increased to $402.7 million from $374.2 million primarily as a result of $16.9 million in net sales of our new Kensie sportswear and dress lines and an increase of $10.1 million in net sales of licensed sports apparel. Net sales of wholesale non-licensed products in the three months ended October 31, 2012 decreased to $102.6 million from $109.9 million in the same period last year primarily as a result of decreased net sales in our Andrew Marc product lines. Net sales of our retail operations increased to $44.7 million for the three months ended October 31, 2012 from $36.9 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 18.9%. Sales of our recently acquired Vilebrequin business were $6.8 million for the period from August 7, the date of acquisition, through September 30, 2012.

Gross profit increased to $190.2 million, or 35.0% of net sales, for the three months ended October 31, 2012, from $162.3 million, or 31.8% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 32.9% in the three months ended October 31, 2012 compared to 29.8% in the same period last year. The gross profit percentage in our wholesale licensed products segment improved due to our new Kensie division which realized higher than average margins, increased sales of our licensed sports apparel products and increased penetration of our Calvin Klein sportswear, dresses and women’s suits in higher margin department stores. The gross profit percentage in our wholesale non-licensed products segment was 29.9% in the three month period ended October 31, 2012 compared to 29.8% in the same period last year. The gross profit percentage for our retail operations segment was 49.8% for the three months ended October 31, 2012 compared to 48.4% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix. The gross profit in our newly added other segment, which consists of our Vilebrequin business, was 70.6%.

Selling, general and administrative expenses increased to $106.3 million, or 19.6% of net sales, in the three months ended October 31, 2012 from $87.0 million, or 17.1% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($7.1 million), advertising and promotion expenses ($3.7 million), third party warehousing ($2.8 million) and professional fees ($2.5 million). Personnel costs increased primarily as a result of our new Vilebrequin business and an increase in personnel to staff additional outlet stores in our retail division. Advertising and promotion expenses increased as a result of increased Calvin Klein promotional campaigns, an increase in customer chargebacks during the period and increased required advertising expenses which are generally based on a percentage of net sales of licensed product. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year. Professional fees increased during the period primarily due to expenses associated with the acquisition of Vilebrequin.

Depreciation and amortization increased to $2.8 million in the three months ended October 31, 2012 from $1.9 million in the same period last year primarily as a result of corporate leasehold improvements and fixtures for the additional retail locations added since last year, as well as depreciation and amortization related to the acquired Vilebrequin business.

Equity loss in joint venture in the three months ended October 31, 2012 was $273,000 compared to $337,000 in the comparable period last year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores through October 27, 2012, the date we sold our interest in the joint venture back to the Camuto Group.

Interest and financing charges, net for the three months ended October 31, 2012, were $3.1 million compared to $2.3 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the quarter primarily as a result of additional borrowings to fund our acquisition of Vilebrequin.

Income tax expense for the three months ended October 31, 2012 was $29.6 million compared to $27.3 million for the same period last year. The effective tax rate for the three months ended October 31, 2012 was 38.0% compared to 38.5% in the same period last year. Income tax expense increased as a result of increased income and the effective rate was lower primarily due to foreign tax savings anticipated to be realized during the current year.

Nine months ended October 31, 2012 compared to nine months ended October 31, 2011

Net sales for the nine months ended October 31, 2012 increased to $1.0 billion from $936.9 million in the same period last year. Net sales of wholesale licensed products increased to $738.1 million from $660.0 million primarily as a result of $37.7 million in net sales of our new Kensie sportswear and dress lines, an increase of $23.8 million in net sales of Calvin Klein licensed products and an increase of $16.5 million in net sales of licensed sports apparel. Net sales of wholesale non-licensed products in the nine months ended October 31, 2012 decreased to $198.2 million from $207.4 million in the same period last year primarily as a result of decreased net sales of our Andrew Marc product lines. Net sales of our retail operations increased to $113.7 million for the nine months ended October 31, 2012 from $97.7 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 12.9%. Sales of our recently acquired Vilebrequin business were $6.8 million from August 7, the date of acquisition, through September 30, 2012.

Gross profit increased to $333.7 million, or 32.6% of net sales, for the nine months ended October 31, 2012, from $287.3 million, or 30.7% of net sales, in the same period last year. The gross profit percentage in our wholesale licensed products segment was 29.7% in the nine months ended October 31, 2012 compared to 28.0% in the same period last year. The gross profit percentage in our wholesale licensed products segment improved due to our new Kensie division which realized higher than average gross margins as well as increased penetration of our Calvin Klein sportswear, dresses and women’s suits in higher margin department stores. The gross profit percentage in our wholesale non-licensed products segment was 27.6% in the nine month period ended October 31, 2012 compared to 27.5% in the same period last year. The gross profit percentage for our retail operations segment was 48.2% for the nine months ended October 31, 2012 compared to 46.3% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.

Selling, general and administrative expenses increased to $242.4 million, or 23.7% of net sales, in the nine months ended October 31, 2012 from $204.7 million, or 21.9% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($13.9 million), advertising and promotion expenses ($7.5 million), third party warehousing ($5.6 million) and professional fees ($4.5 million). Personnel costs increased primarily as a result of the staffing of our new Kensie division and Vilebrequin business and an increase in personnel to staff additional outlet stores in our retail division. Advertising costs increased due to increased advertising chargebacks by customers as well as direct advertising purchased for various divisional promotions. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year. Professional fees increased primarily due to expenses associated with the acquisition of Vilebrequin.

Depreciation and amortization increased to $7.0 million in the nine months ended October 31, 2012 from $5.3 million in the same period last year primarily as a result of corporate leasehold improvements and fixtures for the additional retail locations added since last year, as well as depreciation and amortization related to the acquired Vilebrequin business.

Equity loss in joint venture in the nine months ended October 31, 2012 was approximately $706,000 compared to $812,000 in the comparable period last year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores.

Interest and financing charges, net for the nine months ended October 31, 2012, were $5.2 million compared to $4.0 million for the same period last year. Our interest charges were higher primarily due to additional borrowings to fund our acquisition of Vilebrequin.

Income tax expense for the nine months ended October 31, 2012 was $29.8 million compared to $27.9 million for the same period last year. The effective tax rate for the nine months ended October 31, 2012 was 38.0% compared to 38.5% in the same period last year. Income tax expense increased as a result of increased income and the effective rate was lower primarily due to foreign tax savings anticipated to be realized during the current year.

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

At October 31, 2012, we had cash and cash equivalents of $39.6 million, outstanding borrowings under our financing agreement were $265.1 million and outstanding promissory notes issued in connection with the acquisition of Vilebrequin in the amount of $18.6 million. At October 31, 2011, we had cash and cash equivalents of $16.1 million and outstanding borrowings of $245.1 million.

Our contingent liability under open letters of credit was approximately $11.7 million as of October 31, 2012 compared to $18.1 million as of October 31, 2011.

Financing Agreement

On August 6, 2012, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of October 31, 2012, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., J. Percy for Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $265.1 million at October 31, 2012 compared to $245.1 million payable under the Company’s prior financing agreement at October 31, 2011.

Share Repurchase Program

In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. We did not repurchase any shares during the nine months ended October 31, 2012. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. The Company’s new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.

Cash from Operating Activities

We used $140.3 million of cash in operating activities during the nine months ended October 31, 2012, primarily as a result of an increase of $193.2 million in accounts receivable and $44.0 million in inventories, offset, in part, by our net income of $48.8 million, an increase in income taxes payable of $21.4 million and an increase in accounts payable and accrued expenses of $18.9 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter resulting in the increase in accounts receivable during the third quarter.

Cash from Investing Activities

We used $85.3 million of cash in investing activities in the nine months ended October 31, 2012 primarily for our acquisition of Vilebrequin, as well as for $7.0 million in capital expenditures primarily for retail store fittings.

Cash from Financing Activities

Cash from financing activities provided $240.3 million in the nine months ended October 31, 2012, primarily as a result of $235.0 million of net borrowings under our revolving credit facility. We increased our borrowings primarily to fund the acquisition of Vilebrequin and for the purchases of inventory.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available from our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2012 are those that depend most heavily on these judgments and estimates. As of October 31, 2012, there have been no material changes to our critical accounting policies.

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

On August 7, 2012, the Company completed the acquisition of Vilebrequin. We expect to exclude Vilebrequin from the conclusion on the effectiveness of our internal controls over financial reporting as of January 31, 2013.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, and in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: December 10, 2012	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 10, 2012	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer