Form 10-K
period 2013-01-31
G III APPAREL GROUP LTD /DE/
filed 2013-04-12
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐        No  ☒

As of July 31, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $411,152,021.

The number of outstanding shares of the registrant’s Common Stock as of April 9, 2013 was 20,673,857.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 4, 2013, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors” and the following:

•	our dependence on licensed product;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	risks relating to our acquisition of Vilebrequin;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the U.S. or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts; and

•	the effect of regulations applicable to us as a U.S. public company.

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

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2013 is referred to as “fiscal 2013”.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, licensed brands and private retail labels.

G-III sells swimwear, resort wear and related accessories under our own Vilebrequin brand. We also sell a variety of apparel products under our other owned brands which include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet.

Selling products under well-known licensed brands is an important part of our strategy. We have licenses to produce branded fashion apparel under numerous well-known brands, including such brands as Calvin Klein, Kenneth Cole, Guess?, Cole Haan and Tommy Hilfiger. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.

We also work with a diversified group of retailers, such as JC Penney, Express and Aeropostale, in developing private label product lines.

We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney, Belk and Kohl’s. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores.

As of January 31, 2013, we operated 218 retail stores, of which 145 are retail stores operated under the Wilsons Leather name, 4 are retail stores operated under our Andrew Marc brand and 63 are Vilebrequin retail stores. Substantially all of our Wilsons and Andrew Marc stores are operated as outlet stores. We also operate retail stores under the licensed Calvin Klein Performance brand of which 2 are located in the United States and 4 are located in China.

We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.

In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that Vilebrequin is capable of significant worldwide expansion.

We aggregate our operating divisions into three reportable segments, licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands, as well as of the Vilebrequin business that we acquired in August 2012, including the retail operations conducted by Vilebrequin. The retail operations segment consists almost entirely of our Wilsons retail stores, and beginning in the second half of fiscal 2012, a limited number of Andrew Marc retail stores and Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.

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

Broad portfolio of recognized brands.    We have built a broad and deep portfolio of over 30 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Vilebrequin, Andrew Marc and Marc New York. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women’s	Men’s	Team Sports
Licensed Brands

Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Guess	Guess	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole NY	Kenneth Cole NY	Touch by Alyssa Milano
Reaction Kenneth Cole	Reaction Kenneth Cole	Collegiate Licensing Company
Cole Haan	Cole Haan	Major League Soccer
Sean John	Sean John
Levi’s	Levi’s
Vince Camuto	Vince Camuto
Jessica Simpson	Dockers
Jones New York	Tommy Hilfiger
Nine West
Ellen Tracy
Kensie
Mac & Jac
Ivanka Trump

Proprietary Brands

Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Jessica Howard	Vilebrequin
Black Rivet	Black Rivet
G-III	G-III
Eliza J
Marvin Richards
Siena Studio
Winlit

Diversified distribution base.    We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,900 customers, including a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, The Bon-Ton Stores, Dillards, JC Penney, Belk and Kohl’s, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons and Andrew Marc retail stores provide an additional distribution network for our products and we distribute our Vilebrequin products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.

Superior design, sourcing and quality control.    Our in-house design and merchandising team designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a quality control team and a sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our acquisition of Vilebrequin added experienced design capability and additional sourcing resources in Europe. With its distinctive product design and construction, Vilebrequin, unlike the rest of our business, relies on a single manufacturer for the substantial majority of its product.

Leadership position in the wholesale business.    As one of the largest wholesalers of outerwear and dresses, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, manufacturing and marketing apparel have enabled us to build strong customer relationships. Our reputation and relationships, as well as the design skill demonstrated by our in-house team, provided us with the ability to become one of the leading dress suppliers in the United States over the past several years. Our success in outerwear and dresses has allowed us to expand into women’s sportswear, women’s suits, women’s performance wear and other apparel categories, as well as to non-apparel categories such as luggage, handbags, small leather goods and accessories.

Experienced management team.    Our executive management team has extensive experience in the apparel industry. Morris Goldfarb, our Chief Executive Officer, has been with us for almost 40 years. Sammy Aaron, our Vice Chairman who joined us in 2005 when we acquired Marvin Richards, has more than 25 years of experience in the apparel industry, Jeanette Nostra, our President, has been with us for over 30 years, and Wayne S. Miller, our Chief Operating Officer, has been with us for 15 years.

Growth Strategy

Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:

Execute diversification initiatives.    We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependence on our third fiscal quarter for a significant portion of our net sales and our net income. We have initiated the following diversification efforts:

•

In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

•	We have continually expanded our relationship with Calvin Klein. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. Between 2005 and 2009, we added licenses for women’s suits, dresses, women’s performance wear and women’s better sportswear. Since 2010, we have added licenses with Calvin Klein for women’s handbags and small leather goods and for luggage, as well as to operate Calvin Klein Performance retail stores in the United States and China. Most recently, in April 2013, we added a license for Calvin Klein men’s and women’s swimwear that is effective as of December 1, 2013.

•

Our acquisition of Andrew Marc added a strong proprietary brand of men’s and women’s outerwear and women’s handbags to our portfolio. We believe the Andrew Marc brand can continue to be leveraged into a variety of new categories as we seek to create a meaningful lifestyle brand. We have entered into agreements to license the Andrew Marc and Marc New York brands to select third parties in certain product categories. We utilize our own in-house capabilities to create our core women’s and men’s outerwear, women’s performance wear and handbags, as well as our women’s dress lines for Andrew Marc/Marc New York.

•

Our acquisition of the Wilsons outlet business added a vertical retail component to our business. These retail stores have provided an additional distribution network for our outerwear products. Our Wilsons team also oversaw the opening and operation of our Andrew Marc stores and our Calvin Klein Performance stores.

Continue to grow our apparel business.    We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business. Specifically, our Calvin Klein men’s and women’s businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Our acquisition of Andrew Marc added two well-known proprietary brands in the men’s and women’s apparel market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands. More recently, we added licenses for a variety of apparel products under the Kensie and Ivanka Trump brands.

Add new product categories.    We have been able to leverage our expertise and experience in the apparel business, our relationships with our licensors and our sourcing capabilities to expand our licenses to new product categories such as dresses, sportswear, women’s suits, women’s performance wear and, most recently, men’s and women’s swimwear. We expanded our licenses with Calvin Klein beyond apparel categories to include luggage, women’s handbags, small leather goods and cold weather accessories. In addition, we added luggage to the products we sell under the Tommy Hilfiger brand and added swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.

Seek attractive acquisitions.    We plan to pursue acquisitions of complementary product lines and businesses. We continually review acquisition opportunities. Most recently, we acquired Vilebrequin, which provides us with a premier brand selling status products worldwide. As a result of other acquisitions, we added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy, Tommy Hilfiger, Levi’s and Dockers, as well as proprietary labels and significant private label programs. We acquired our Jessica Howard and Eliza J dress businesses and Andrew Marc, each of which added to our portfolio of proprietary brands. We also acquired the Wilsons Leather outlet store business. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.

Products — Development and Design

G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market accessories including luggage, women’s handbags, small leather goods and cold weather accessories.

G-III’s licensed apparel consists of both women’s and men’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

G-III’s proprietary branded apparel also consists of both women’s and men’s products. Our Vilebrequin line of swimwear, resort wear and related accessories is sold through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. The Andrew Marc line of women’s and men’s luxury apparel is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear is sold to upper tier stores. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. Eliza J is a better dress line that sells to better department and specialty stores. The Black Rivet line of apparel consists of women’s and men’s outerwear. We sell men’s team sports-related apparel under our G-III Sports by Carl Banks label.

We also work with a diversified group of retail chains, such as JC Penney, Express and Aeropostale, in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

Our in-house designers are responsible for the design and look of our licensed and non-licensed products. We work closely with our licensors to create designs and styles for each of our licensed brands. Licensors generally must approve products to be sold under their brand names prior to production. We maintain a global pulse on styles, using trend services and color services to enable us to quickly respond to style changes in the apparel industry. Our experienced design personnel and our focused use of outside services enable us to incorporate current trends and consumer preferences in designing new products and styles.

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

Licensing

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. Our new five-year license agreement with the National Football League became effective on April 1, 2012. This new license agreement provides us with exclusive rights to distribute outerwear to mass-market retailers and mid-tier department stores and with other rights to sell outerwear, sportswear and swimwear to better department stores, specialty stores, stadium stores and sporting goods stores. Most recently, in December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license for Calvin Klein men’s and women’s swimwear that will become effective on December 1, 2013.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s outerwear)	December 31, 2013	December 31, 2018
Calvin Klein (Women’s dresses)	December 31, 2016	December 31, 2021
Calvin Klein (Women’s suits)	December 31, 2016	None
Calvin Klein (Women’s performance wear)	December 31, 2017	December 31, 2022
Calvin Klein (Women’s better sportswear)	December 31, 2017	December 31, 2022
Calvin Klein (Better luggage)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2015	December 31, 2020
Calvin Klein (Women’s performance retail)	December 31, 2017	December 31, 2022
Calvin Klein (Men’s and women’s swimwear)	December 31,2019	December 31, 2024
Cole Haan (Men’s and women’s outerwear)	January 31, 2016	None
Dockers (Men’s outerwear)	December 31, 2013	December 31, 2016
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2014	December 31, 2016
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018	December 31, 2023
Jessica Simpson (Women’s dresses)	January 31, 2017	January 31, 2020
Jessica Simpson (Women’s outerwear)	December 31, 2014	December 31, 2017
Jones New York (Women’s outerwear)	January 31, 2015	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2015	None
Kensie/Mac & Jac (Women’s sportswear, dresses, suits, active wear and sweaters)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s cold weather accessories)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s handbags)	January 31, 2017	January 31, 2022
Levi’s (Men’s and women’s outerwear)	December 31, 2013	December 31, 2016
Sean John (Men’s outerwear)	January 31, 2014	None
Sean John (Women’s outerwear)	December 31, 2013	December 31, 2023
Tommy Hilfiger (Men’s outerwear)	March 31, 2016	None
Tommy Hilfiger (Luggage)	December 31, 2014	None
Vince Camuto (Women’s dresses)	December 31, 2014	December 31, 2017
Vince Camuto (Men’s outerwear)	December 31, 2014	December 31, 2017
Team Sports Licenses
Collegiate Licensing Company	March 31, 2016	None
Major League Baseball (Men’s)	October 31, 2013	None
Major League Baseball (Ladies)	October 31, 2014	None
National Basketball Association	September 30, 2013	None
National Football League	March 31, 2017	None
National Hockey League	June 30, 2016	None

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

Revenues from the sale of licensed products accounted for 67.3% of our net sales in fiscal 2013 compared to 65.5% of our net sales in fiscal 2012 and 65.0% of our net sales in fiscal 2011.

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J, Black Rivet and Jessica Howard. Most recently, we acquired Vilebrequin, which provides us with a premier brand selling status products worldwide.

We previously acquired Andrew Marc and Marc New York which provided us with upscale company-owned brands. We utilize our own in-house capabilities to create our core women’s and men’s outerwear, women’s performance wear and handbags, as well as our women’s dress lines for Andrew Marc/Marc New York.

One of our important initiatives has been to develop the Andrew Marc family of brands into a meaningful lifestyle brand. In addition to the core products that we develop and market for these brands, we have sought to expand the reach of these brands by entering into license agreements with third parties for various categories of apparel and accessories. We continually look for new opportunities to leverage these brands.

Revenues from the sale of non-licensed products, which includes revenues from our Vilebrequin business described below, accounted for 19.3% of our net sales in fiscal 2013 compared to 21.6% of our net sales in fiscal 2012 and 22.1% of our net sales in fiscal 2011.

Vilebrequin

In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that Vilebrequin is capable of significant worldwide expansion. A substantial majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States.

Vilebrequin’s iconic designs and reputation are linked to its Cote d’Azur heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the substantial majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, quick drying fabric and well-designed cut.

In addition to swimwear, Vilebrequin sells a line of resort wear products, including shirts, T-shirts, Bermuda shorts and trousers, and related accessories, including hats, beach and travel bags, beach towels and sunglasses.

Our acquisition of Vilebrequin provides us with a premier brand selling status products worldwide. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

Retail Operations

We are a national retailer of outerwear and accessories in the U.S. As of January 31, 2013, we operated 149 retail stores in 38 states, of which 145 are stores operated under the name Wilsons Leather and 4 are stores operated under our Andrew Marc brand. Substantially all of our Wilsons and Andrew Marc stores are operated as outlet stores and located in larger outlet centers with stores averaging approximately 3,800 total leased square feet. We currently plan to open approximately 20 new Wilsons stores in fiscal 2014.

Our retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our stores includes products primarily manufactured by us and accessories which are purchased primarily from third parties. Merchandise for our stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our retail distribution center located in Brooklyn Park, Minnesota. Merchandise is shipped from our Brooklyn Park, Minnesota distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

In November 2011, we entered into a license agreement to operate Calvin Klein Performance retail stores in the United States and China. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in China and Hong Kong. G-III has a 51% ownership interest in the joint venture which began operating retail locations in major Chinese markets in Fall 2012. As of January 31, 2013, we operated 4 Calvin Klein Performance stores in China.

Revenues from our retail operations accounted for 13.4% of our net sales in fiscal 2013 compared to 12.8% of our net sales in fiscal 2012 and 12.9% of our net sales in fiscal 2011.

Manufacturing and Sourcing

G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, India, Indonesia, Thailand, Sri Lanka, Taiwan, Central and South America, Pakistan, Bangladesh and Turkey. Vilebrequin’s products are manufactured primarily in Italy and Bulgaria. A small portion of our garments are manufactured in the United States.

We currently have representative offices in Hangzhou, Nanjing and Qingdao, China. These offices act as a liaison between us and manufacturers in the Far East. As of January 31, 2013, we had 204 employees in these representative offices.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2013, we had 10 employees in our Hong Kong office.

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

Apparel and other products sold by us are also subject to regulations that relate to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment.

Raw Materials

During fiscal 2012, demand for raw materials, including textiles, wool and leather, significantly increased while supplies of those raw materials declined due to adverse climate and other factors. As a result, we and other apparel manufacturers experienced increases in raw material prices. These conditions moderated in fiscal 2013 and we do not expect any signifcant changes during fiscal 2014.

We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our products which are generally available from numerous sources. The apparel industry competes with manufacturers of many other products for the supply of raw materials.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,900 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our Wilson’s Leather, Andrew Marc and Vilebrequin websites.

Sales to our 10 largest customers accounted for 63.7% of our net sales in fiscal 2013 compared to 63.3% of our net sales in fiscal 2012 and 62.7% of our net sales in fiscal 2011. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 21.3% of our net sales in fiscal 2013,

18.7% of our net sales in fiscal 2012 and 17.3% of our net sales in fiscal 2011. Sales to the Marmaxx Group, which includes sales to the T.J. Maxx and Marshalls store chains, accounted for 9.5% of our net sales in fiscal 2013, 12.3% of our net sales in fiscal 2012 and 12.4% of our net sales in fiscal 2011. The loss of either of these customers, or a significant reduction in purchases by these customers, could have a material adverse effect on our results of operations.

Almost all of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 5% of our net sales in fiscal 2013.

G-III’s products are sold primarily through a direct sales force consisting of 122 employees at January 31, 2013. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Sales outside of the United States are managed by two salespeople in our China office. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada. Vilebrequin sells its products through a network of owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.

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

Seasonality

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant portion of our sales. In prior years, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Although we sell our products throughout the year, net sales in the months of July through November accounted for approximately 58% of our net sales in fiscal 2013 and 60% of our net sales in each of fiscal 2012 and fiscal 2011. Our Wilsons retail business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, the second half of our fiscal year is expected to provide a disproportionate amount of our net sales and a substantial majority of our net income.

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

Competition

We have numerous competitors with respect to the sale of our products, including distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated manufacturers that also own retail stores. Our retail business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

We own the trademarks used by us in connection with our non-licensed products, as well as some of the trademarks used in our retail segment, and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed product segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Vilebrequin, Andrew Marc, Marc New York, Jessica Howard, Eliza J, Black Rivet, Marvin Richards, Winlit, G-III and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products, as well as for retail services.

In markets outside of the U.S., our rights to some of our trademarks may not be clearly established. In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks that would impede our use and registration of some of our trademarks. Such conflicts may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

Employees

As of January 31, 2013, we had 3,109 employees, of whom 246 worked in executive or administrative capacities, 573 worked in design, merchandising and sourcing, 652 worked in warehouse and distribution facilities, 133 worked in wholesale sales, and 1,505 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 1,125 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.

We are a party to agreements with two labor unions. One agreement covers approximately 464 of our full-time employees as of January 31, 2013 and is currently in effect through November 15, 2014. The other agreement covers approximately 10 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2014.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	62	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	53	Vice Chairman and Director
Jeanette Nostra	61	President
Wayne S. Miller	55	Chief Operating Officer and Secretary
Neal S. Nackman	53	Chief Financial Officer and Treasurer

Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is also a director of Christopher & Banks Corporation (but will not stand for reelection at its annual meeting to be held in June 2013) and RLJ Entertainment, Inc. He has been nominated for election as a director of Oppenheimer Holdings Inc. at its annual meeting to be held in May 2013.

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

We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2013, net sales of licensed product accounted for 67.3% of our net sales compared to 65.5% of our net sales in fiscal 2012 and 65.0% of our net sales in fiscal 2011.

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

We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by Phillips-Van Heusen Corporation. Sales of Calvin Klein product constitute a majority of our sales of licensed products. Any change by Phillips-Van Heusen in the marketing of products sold under the Calvin Klein label or any adverse change in the consumer’s perception of the Calvin Klein brand could have a material adverse effect on our results of operations. We have two license agreements for products sold under the Tommy Hilfiger brand, which is also owned by Phillips-Van Heusen. Any adverse change in our relationship with Phillips-Van Heusen would have a material adverse effect on our results of operations.

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

Our 10 largest customers, all of which are department or discount store groups, accounted for approximately 63.7% of our net sales in fiscal 2013, 63.3% of our net sales in fiscal 2012 and 62.7% of our net sales in fiscal 2011, with the Macy’s Inc. group accounting for 21.3% of our net sales in fiscal 2013. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

Risks Relating to Our Retail Business

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

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.

Substantially all of our retail stores are operated as outlet stores and located in larger outlet centers, which are typically located in or near vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Factors, such as the current economic uncertainty in the U.S., fuel shortages, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:

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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. Our outlet stores benefit from the ability of a mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of outlet malls as shopping destinations. A reduction in outlet mall traffic as a result of these or other factors could materially adversely affect our business.

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

Risk Factors Relating to Our Vilebrequin Business

Expansion of our business as a result of the acquisition of Vilebrequin involves costs and uncertainties.

In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. While we have operated outlet stores for several years, we have not previously operated a full price retail chain that includes both owned and franchised stores. Our success with Vilebrequin will be dependent, in part, on our ability to protect and enhance the reputation and status of the Vilebrequin brand. In addition, Vilebrequin’s key swimwear products have a distinctive design and construction utilizing a specialized fabric. As a result, Vilebrequin sources a significant majority of its product with a single manufacturer. Any disruption in the operations of this manufacturer could create an inability to supply required goods to our stores or to our wholesale customers in a timely fashion or without a significant delay, as we may not be able to quickly find another manufacturer that can meet Vilebrequin’s production requirements. Managing the Vilebrequin business will require the expenditure of a significant amount of our time and resources. Operation of an international retail and wholesale business could divert our management’s time and resources from our core domestic business and could negatively impact our results of operations.

Our ability to successfully integrate the operations of Vilebrequin and to capitalize on growth in new international markets is subject to risks associated with international operations.

Our ability to integrate the operations of Vilebrequin into our company is important in order for us to realize the intended benefits of this acquisition. Vilebrequin’s international operations may make it more difficult for us to accomplish this integration. Our ability to capitalize on this acquisition and successfully expand into international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•

compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with Vilebrequin’s international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general and economic fluctuations in specific countries or markets.

Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our Vilebrequin business in the future or may require us to exit a particular market or significantly modify our current business practices.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. With the acquisition of Vilebrequin, we have significantly expanded our presence in the European market. Recently, the economic situation in Europe has been particularly unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, as well as overall weak economic performance within the European market. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.

We have foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the

U.S. dollar relative to the Euro and Canadian dollar) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.

Certain of our foreign operations purchase products from suppliers denominated in U.S. dollars and Euros, which may expose such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Euro and Canadian dollar. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors purchase and sell products in the same market and the cost of certain items required in our operations. In addition, certain of our foreign operations have receivables or payables denominated in currencies other than their functional currencies, which exposes such operations to foreign exchange losses as a result of foreign currency fluctuations. Such fluctuations in foreign currency exchange rates could have an adverse effect on our business, results of operations and financial condition.

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

Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition, such as our recent acquisition of Vilebrequin.

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

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which currently extends to August 2017. Our need for working capital has increased significantly as a result of our six acquisitions since July 2005, our addition of new licenses and the expansion of our business. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in

July 2005 to its current level of $450 million, which resulted from a new credit agreement that increased our maximum availability by $150 million at the time we acquired Vilebrequin in August 2012. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.

Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak outerwear selling season.

Retail sales of outerwear have traditionally been seasonal in nature. Sales of outerwear constitute a significant portion of our sales. In prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 58% of our net sales in fiscal 2013 and 60% of our net sales in each of fiscal 2012 and fiscal 2011. Our Wilsons retail business is also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of its sales and operating income. As a result, we are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear, sportswear and men’s and women’s swimwear, as well as luggage and women’s handbags and small leather goods. In addition, we acquired a dress and sportswear manufacturer and, most recently, a manufacturer of swimwear, resort wear and related accessories. We had limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sales or that sales that are generated will be sufficient to cover our expenditures.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher material prices to our customers. For example significant increases in the price of raw materials occurred during fiscal 2012. Future increases in raw material prices could have an adverse effect on our results of operations.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with our acquisition of Vilebrequin. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

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

The protection of customer, employee, and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. Our business involves the receipt and storage of personal information about customers and employees. Our use of personal information is regulated at the international, federal and state levels. The regulatory environment surrounding information security and privacy is increasingly demanding. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we fail to comply with these laws and regulations, we could be subjected to legal risk. In addition, even if we fully comply with all laws and regulations and even though we have taken significant steps to protect personal information, we could experience a data security breach and our reputation could be damaged, possibly resulting in lost future sales.

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

The uncertain economic and credit environment has had and could continue to have a negative impact on businesses around the world. The impact of the environment on the apparel industry and our major customers has been significant. Conditions may be depressed or may be subject to deterioration which could lead to a reduction in consumer spending overall, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to sell fewer products to that customer or to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, and borrowings through our credit agreement (which includes revolving and trade letter of credit facilities). The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our credit agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2013, we were in compliance with the financial covenants in our credit agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economic climate could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

Fuel prices have increased significantly at times during the past few years, and continued at relatively high levels in fiscal 2013. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel and accessories. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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

The effects of war, acts of terrorism or natural disasters could adversely affect our business and results of operations.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States economy. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

Other Risks Relating to Ownership of Our Common Stock

Our Chairman and Chief Executive Officer may be in a position to control matters requiring a stockholder vote.

As of April 1, 2013, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 15.5% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2010 and April 1, 2013, the market price of our common stock has ranged from a low of $16.88 to a high of $45.38 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five year renewal option. We currently lease approximately 149,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $4.7 million in fiscal 2014. In March 2012, we added a lease for an additional space in this building of approximately 3,500 square feet which expires in June 2017. The rent for this space is approximately $130,000 for fiscal 2014.

We have a lease for a warehouse and distribution facility, located in Secaucus, New Jersey, through May 2014 covering an aggregate of approximately 205,000 square feet. Annual rent for the premises is approximately $1.0 million.

We have a lease for another distribution center in South Brunswick, New Jersey that was recently renewed through January 2025. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. The rent for this facility is approximately $1.4 million for fiscal 2014.

We have a lease for another distribution center, located in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is approximately $2.1 million for fiscal 2014.

A majority of our finished goods is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.

In connection with our retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 158,000 square feet at an aggregate annual rent of approximately $627,000. This lease was recently extended through April 2017 pursuant to an amendment that increased space at the facility to approximately 199,000 square feet with an aggregate annual rent of approximately $814,000 commencing May 1, 2013.

As of January 31, 2013, we operated 218 leased store locations, of which 145 are Wilsons retail stores, 4 are Andrew Marc retail stores, 63 are Vilebrequin retail stores and 6 are Calvin Klein Performance retail stores.

Most leases for retail stores require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically 5 to 10 years in duration.

Our leases expire at varying dates through 2025. During fiscal 2013, we entered into 24 new store leases, renewed 39 store leases and terminated or allowed to expire 11 store leases. We also added leases for 63 Vilebrequin stores, in connection with our acquisition of this business, of which 45 are located in Europe, 14 are located in the U.S. and 4 are located in Asia.

The following table indicates the periods during which our retail leases expire.

Fiscal Year Ending	Number of Stores
2014	36
2015	19
2016	28
2017	32
2018 and thereafter	103

Total	218

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

	High Prices	Low Prices
Fiscal 2012
Fiscal Quarter ended April 30, 2011	$45.38	$33.34
Fiscal Quarter ended July 31, 2011	$45.15	$29.26
Fiscal Quarter ended October 31, 2011	$31.33	$20.44
Fiscal Quarter ended January 31, 2012	$28.99	$17.31

Fiscal 2013
Fiscal Quarter ended April 30, 2012	$29.62	$23.07
Fiscal Quarter ended July 31, 2012	$27.18	$21.84
Fiscal Quarter ended October 31, 2012	$39.50	$23.04
Fiscal Quarter ended January 31, 2013	$39.38	$31.52

Fiscal 2014
Fiscal Quarter ending April 30, 2013 (through April 9, 2013)	$40.69	$34.86

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on April 9, 2013 was $39.31 per share.

On April 9, 2013, there were 40 holders of record and, we believe, approximately 3,800 beneficial owners of our Common Stock.

Dividend Policy

Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our credit agreement prohibits payments for cash dividends and the repurchase of our shares until February 2014, after which such payments may be made subject to compliance with certain covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Consolidated Financial Statements.

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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2008 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2008 — January 31, 2013)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2009, 2010, 2011, 2012 and 2013, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2009, 2010 and 2011, and our audited consolidated statements of income for the years ended January 31, 2009 and 2010 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

The operating results of Vilebrequin have been included in the Company’s financial statements since August 7, 2012, the date of acquisition. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, in this Form 10-K for the fiscal year ended January 31, 2013, Vilebrequin’s results are included from August 7, the date of acquisition, through December 31, 2012.

	Year Ended January 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Consolidated Income Statement Data
Net sales	$711,146	$800,864	$1,063,404	$1,231,201	$1,399,719
Cost of goods sold	510,455	533,996	712,359	860,485	948,082

Gross profit	200,691	266,868	351,045	370,716	451,637
Selling, general and administrative expenses	164,098	205,281	248,380	277,019	341,242
Depreciation and amortization	6,947	5,380	5,733	7,473	9,907
Goodwill and trademark impairment	33,523	—	—	—	—

Operating profit (loss)	(3,877)	56,207	96,932	86,224	100,488
Equity loss in joint venture	—	—	—	1,271	719
Interest and financing charges, net	5,564	4,705	4,027	5,713	7,764

Income (loss) before income taxes	(9,441)	51,502	92,905	79,240	92,005
Income tax expense	4,588	19,784	36,223	29,620	35,436

Net income (loss)	(14,029)	31,718	56,682	49,620	56,569
Add: Loss attributable to noncontrolling interest	—	—	—	—	306

Net income (loss) attributable to G-III	$(14,029)	$31,718	$56,682	$49,620	$56,875

Basic earnings (loss) per share	$(0.85)	$1.87	$2.96	$2.51	$2.84

Weighted average shares outstanding — basic	16,536	16,990	19,175	19,796	20,006
Diluted earnings (loss) per share	$(0.85)	$1.83	$2.88	$2.46	$2.80

Weighted average shares outstanding — diluted	16,536	17,358	19,705	20,192	20,280

	As of January 31,
	2009	2010	2011	2012	2013
Consolidated Balance Sheet Data
Working capital	$99,154	$174,082	$239,494	$288,259	$283,369
Total assets	280,960	332,015	447,921	546,103	717,772
Short-term debt	29,048	—	—	30,050	65,000
Long-term notes payable	—	—	—	—	19,778
Total stockholders’ equity	162,229	232,210	303,494	357,972	429,240

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2013 is referred to as “fiscal 2013.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, Andrew Marc and Marc New York, licensed brands and private retail labels. As of January 31, 2013, G-III operated 218 retail stores, of which 145 are operated under our Wilsons Leather name, 4 are operated under our Andrew Marc brand, 63 are operated under our Vilebrequin brand and 6 are operated under the Calvin Klein Performance name.

While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 62.7% of our net sales in fiscal 2011, 63.3% of our net sales in 2012 and 63.7% of our net sales in fiscal 2013.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results for fiscal 2014.

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

We aggregate our operating divisions into three reportable segments: licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands, as well as of the Vilebrequin business that we acquired in August 2012, including the retail operations conducted by Vilebrequin. The retail operations segment consists almost entirely of the operations of our Wilsons retail stores and, beginning in the second half of fiscal 2012, a limited number of Andrew Marc retail stores and Calvin Klein Performance stores.

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

Our recent acquisition of Vilebrequin provides us with a premier brand selling status products worldwide. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

When we acquired Andrew Marc, it was a supplier of fine outerwear and handbags for both men and women to upscale specialty and department stores, and we have since expanded our product categories and product offerings for Andrew Marc, both in house and through licensing arrangements. We have expanded the distribution of outerwear by penetrating additional doors and selling into new channels of distribution. We enhanced our website for Andrew Marc (www.andrewmarc.com) to expand our online product offerings. We began a program to license our Andrew Marc and Marc New York brands and have entered into agreements to license these brands for a number of product categories.

The sale of licensed product has been a key element of our business strategy for many years. Sales of licensed product accounted for 67.3% of our net sales in fiscal 2013, 65.5% of our net sales in fiscal 2012 and 65.0% of our net sales in fiscal 2011.

Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.

Commencing April 1, 2012, we have operated under an expanded five year license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks.

In May 2011, we entered into two new agreements with the Camuto Group, expanding our relationship with Camuto to include licenses for dresses and men’s outerwear. Dresses under the Camuto label begin shipping for Spring 2012. In June 2011, we also expanded our product categories with Tommy Hilfiger to include luggage, which began shipping in August 2011.

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

In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand. We expect to begin shipping Ivanka Trump apparel by the fourth quarter of fiscal 2014.

In April 2013, we entered into a license agreement for men’s and women’s swimwear under the Calvin Klein brand. This license agreement is effective as of December 1, 2013 and we expect to begin shipping swimwear under this agreement for the Spring 2014 season.

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

Our retail operations segment consists almost entirely of our Wilsons retail store business, substantially all of which are operated as outlet stores. We believe that operation of the Wilsons stores is part of our core competency, as outerwear comprised about one-half of our net sales at Wilsons in fiscal 2013. During fiscal 2013, we increased the number of our Wilson stores by 5 and, as of January 31, 2013, operated 145 Wilsons stores and 4 Andrew Marc stores. We expect to add approximately 20 new stores in fiscal 2014.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement, in which we own 51%, with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The joint venture began operating retail locations in major Chinese markets in Fall 2012. We consolidate the results of operations of this joint venture in our financial statements.

In October 2012, we sold back our 50% interest in the joint venture that had operated 11 outlet stores under the Vince Camuto name to the Camuto Group for an amount approximating our carrying cost. Our interest in this joint venture was accounted for by the equity method.

Trends

Significant trends that affect the apparel industry include increases in raw material, manufacturing and transportation costs, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

During fiscal 2012, we and other apparel manufacturers experienced increases in raw material prices and other costs. These conditions moderated during fiscal 2013.

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

Inventories

Wholesale inventories are stated at lower of cost (determined by the first-in, first-out method) or market. The cost elements included in inventory consist of all direct costs of merchandise, inbound freight and merchandise acquisition costs such as commissions and import fees. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Retail inventory cost includes the cost of merchandise, inbound freight, duty and other merchandise-specific charges. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or market.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

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

We have allocated the purchase price of the companies we acquired to the tangible and intangible assets acquired and liabilities we assumed, based on their estimated fair values. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. As a result of the acquisition of Vilebrequin, during fiscal 2013 we allocated $58.6 million to trademarks with an indefinite life and $32.2 million to goodwill.

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

Results of Operations

The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2011	2012	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.0	69.9	67.7

Gross profit	33.0	30.1	32.3
Selling, general and administrative expenses	23.4	22.5	24.4
Depreciation and amortization	0.5	0.6	0.7

Operating profit	9.1	7.0	7.2
Equity loss in joint venture	—	0.1	0.1
Interest and financing charges, net	0.4	0.5	0.6

Income before income taxes	8.7	6.4	6.5
Income taxes	3.4	2.4	2.5

Net income	5.3	4.0	4.0
Add: loss attributable to noncontrolling interest	—	—	0.1

Net income attributable to G-III	5.3%	4.0%	4.1%

Year ended January 31, 2013 (“fiscal 2013”) compared to year ended January 31, 2012 (“fiscal 2012”)

Net sales for fiscal 2013 increased to $1.4 billion from $1.2 billion in the prior year. Net sales of licensed products increased to $981.8 million from $840.7 million primarily as a result of an increase of $66.8 million in net sales of Calvin Klein licensed products, $45.1 million in net sales of our new Kensie sportswear and dress lines and an increase of $20.6 million in net sales of licensed team sports apparel. Net sales of non-licensed products in fiscal 2013 increased to $281.9 million from $277.6 million in the prior year primarily as a result of $19.1 million in net sales of our new Vilebrequin business offset, in part, by a decrease in net sales of our Andrew Marc product lines. Net sales of our retail operations increased to $196.2 million for fiscal 2013 from $164.3 million in the prior year, primarily as a result of a comparative store sales increase of 12.6% and net sales of $11.3 million from new stores.

Gross profit increased to $451.6 million, or 32.3% of net sales, for fiscal 2013 from $370.7 million, or 30.1% of net sales, in the prior year. The gross profit percentage in our licensed products segment was 28.5% in fiscal 2013 compared to 26.5% in the prior year. The gross profit percentage in our licensed products segment improved due to our new Kensie division which realized higher than average gross margins, as well as increased penetration of our Calvin Klein women’s suits and sportswear in higher margin department stores. The gross profit percentage in our non-licensed products segment was 27.8% in fiscal 2013 compared to 26.0% in the prior year. The gross profit percentage in our non-licensed products segment improved due to our new Vilebrequin business which realized higher gross margins than other portions of our non-licensed business. The gross profit percentage for our retail operations segment was 47.8% for fiscal 2013 compared to 46.0% for the prior year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.

Selling, general and administrative expenses increased to $341.2 million, or 24.4% of net sales, in fiscal 2013 from $277.0 million, or 22.5% of net sales, in the prior year. The increase in these expenses is primarily a result of increases in personnel costs ($28.2 million), advertising and promotion expenses ($10.6 million), third party warehousing ($7.5 million) and professional fees ($5.9 million). Personnel costs increased primarily as a result of the addition of our new Vilebrequin business, an increase in staffing to support growth in our Calvin Klein businesses, and an increase in personnel to staff additional retail stores in our retail segment. Advertising costs increased due to increased cooperative advertising with our customers, as well as increased cooperative advertising directly purchased by us. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year. Professional fees increased primarily due to expenses associated with the acquisition of Vilebrequin.

Depreciation and amortization increased to $9.9 million in fiscal 2013 from $7.5 million in the prior year primarily as a result of depreciation and amortization related to the acquired Vilebrequin business and fixtures for the additional retail locations added since last year.

Equity loss in joint venture in fiscal 2013 was approximately $719,000 compared to $1.3 million in the prior year. This amount represents our share of the loss in the joint venture relating to the operation of Vince Camuto outlet stores. In October 2012, we sold our interest in this joint venture back to the Camuto Group for an amount approximating our carrying cost.

Interest and financing charges, net for fiscal 2013 were $7.8 million compared to $5.7 million for the prior year. Our interest charges were higher primarily due to additional borrowings to fund our acquisition of Vilebrequin.

Income tax expense for fiscal 2013 was $35.4 million compared to $29.6 million for the prior year. The effective tax rate for fiscal 2013 was 38.5% compared to 37.4% in the same period last year. Income tax expense increased as a result of increased income and the effective rate was higher primarily due to losses incurred by our newly acquired subsidiary for which no tax benefit was recorded.

Year ended January 31, 2012 (“fiscal 2012”) compared to year ended January 31, 2011 (“fiscal 2011”)

Net sales for fiscal 2012 increased to $1.23 billion from $1.06 billion in the prior year. Net sales of licensed product accounted for 65.5% of our net sales in fiscal 2012 compared to 65.0% of our net sales in fiscal 2011. Net sales of licensed product increased to $840.7 million in fiscal 2012 from $718.5 million in fiscal 2011. This increase was primarily the result of an increase of $85.8 million in net sales of Calvin Klein licensed product, mainly due to the introduction of Calvin Klein handbag, accessory and luggage lines, a $11.9 million increase in net sales of licensed team sports apparel and a $11.1 million increase in net sales of Jessica Simpson dresses.

Net sales of non-licensed product increased to $277.6 million in fiscal 2012 from $244.0 million in fiscal 2011, primarily due to an increase of $33.7 million in net sales of private label outerwear.

Net sales of our retail operations increased to $164.3 million in fiscal 2012 from $142.3 million in fiscal 2011 primarily as a result of an increase in the number of stores in fiscal 2012, as well as a comparative store sales increase of 6.6%. Net sales resulting from new stores opened in fiscal 2012 were approximately $8.4 million.

Gross profit increased to $370.7 million, or 30.1% of net sales, for fiscal 2012 from $351.0 million, or 33.0% of net sales, for fiscal 2011. The gross profit in our licensed product segment increased to $223.0 million, or 26.5% of net sales, in fiscal 2012 from $213.6 million, or 29.7% of net sales, in the prior year. The gross profit in our non-licensed product segment increased to $72.1 million in fiscal 2012, or 26% of net sales, from $70.5 million, or 28.9% of net sales, in fiscal 2011. The gross profit in our retail operations segment increased to $75.6 million, or 46.0% of net sales, for fiscal 2012 from $67.0 million, or 47.1% of net sales, for fiscal 2011. We experienced significant increases in wholesale product costs during the year and were not always able to increase selling prices to offset cost increases. The gross margins in all three segments were impacted by promotional activity throughout the year, and also by the unseasonably warm weather in our fourth fiscal quarter which resulted in lower discounted initial selling prices and additional markdown support.

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

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. Our total debt, net of cash on hand, was $57.4 million at January 31, 2013 compared to a net debt position of $5.4 million at January 31, 2012.

Acquisition of Vilebrequin

In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories, for a total purchase price of €85.5 million (approximately $106.2 million) of which €70.5 million (approximately $87.6 million) was paid in cash and €15 million (approximately $18.6 million) was paid by delivery of unsecured promissory notes, due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the purchase price, the purchase agreement provides for up to an additional €22.5 million (approximately $27.9 million) of contingent future payments based upon achieving certain performance objectives related to growth of the Vilebrequin business over the three years ending December 31, 2015. The dollar equivalents to the amounts in Euro set forth in this paragraph are based on the exchange rate at the time of the acquisition (EUR equal to USD$1.242).

Credit Agreement

In August 2012, concurrently with the acquisition of Vilebrequin, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. This agreement replaced our previous credit agreement that provided for a maximum line of credit of $300 million. The new credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of January 31, 2013, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

The amounts we borrow vary based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our previous and current credit agreements was approximately $325.0 million in fiscal 2013, $292.2 million in fiscal 2012 and $206.2 million in fiscal 2011. At January 31, 2013, there was $65.0 million of borrowings outstanding compared to $30.1 million at January 31, 2012 under our revolving credit facility. In addition, at January 31, 2013, we had $19.8 million in principal amount of promissary notes outstanding that were issued in connection with our acquisition of Vilebrequin (based on the exchange rate of EURO €1.000 equal to USD$1.352 in effect as of January 31, 2013). Our contingent liability under open letters of credit was approximately $11.3 million at January 31, 2012 and $10.0 million at January 31, 2013.

Share Repurchase Program

In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. We did not repurchase any shares during fiscal 2013. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. Our new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases can be made subject to compliance with certain covenants.

Cash from Operating Activities

At January 31, 2013, we had cash and cash equivalents of $27.4 million. We generated $54.5 million of cash from operating activities in fiscal 2013. Cash was generated primarily from our net income of $56.6 million, and non-cash charges of $9.9 million for depreciation and amortization and $7.7 million for equity compensation, offset, in part, by an increase in inventory of $16.9 million and an increase in accounts receivable of $8.2 million associated with increased fourth quarter net sales.

The main reasons for the change in cash provided by operations in fiscal 2013 compared to fiscal 2012 is the smaller increase in inventory and accounts receivable during fiscal 2013 compared to fiscal 2012.

At January 31, 2012, we had cash and cash equivalents of $24.7 million. We generated $6.8 million of cash from operating activities in fiscal 2012. Cash was generated primarily from our net income of $49.6 million, non-cash charges of $7.5 million for depreciation and amortization, an increase in accounts payable and accrued expenses of $6.2 million primarily associated with accrued royalty expenses relating to sales of licensed products, a net increase in taxes payable of $6.1 million and $5.2 million for non-cash equity-based compensation offset in part by an increase in inventory of $48.5 million primarily as a result of our purchase of inventory for our most recently added luggage and handbag product lines and the growth in our dress lines and an increase in accounts receivable of $24.2 million associated with increased fourth quarter net sales.

The main reasons for the change in cash provided by (used in) operations in fiscal 2012 compared to fiscal 2011 is a smaller increase in accounts receivable and inventory during fiscal 2012 compared to fiscal 2011, offset by the relative insignificant change in accounts payable, accrued expenses and other liabilities during fiscal 2012 compared to fiscal 2011.

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

Cash from Investing Activities

In fiscal 2013, we used $90.0 million of cash in investing activities of which $80.3 million was for the acquisition of Vilebrequin and $11.6 million was for capital expenditures offset, in part, by $1.9 million of proceeds from the sale of our interest in the joint venture relating to the Vince Camuto outlet stores. We expect our capital spending to be between $20.0 million and $25.0 million in fiscal 2014, primarily for retail store development at Wilsons and Vilebrequin as well as for fixturing costs.

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

Cash from Financing Activities

Cash flows from financing activities provided $37.7 million in fiscal 2013 primarily as a result of net proceeds of $35.0 million of borrowings under our revolving credit line which were used to fund the acquisition of Vilebrequin, $1.4 million in proceeds received from the exercise of equity awards and $1.9 million of tax benefits from the exercise or vesting of equity awards.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of fiscal 2013 and presented other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In July 2012, the FASB issued ASU 2012-12, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. We do not expect the adoption of ASU 2012-04 to have a material impact on our results of operations or financial position.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2013, our contractual obligations were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$221,661	$34,724	$58,765	$46,836	$81,336
Minimum royalty payments(1)	367,796	80,369	122,022	101,706	63,699
Purchase obligations(2)	9,295	9,295	—	—	—
Notes payable(3)	24,375	975	1,950	21,450	—
Contingent purchase price payable(4)	5,787	—	—	5,787	—

Total	$628,914	$125,363	$182,737	$175,779	$145,035

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

(3)	Includes promissory notes issued in connection with the acquisition of Vilebrequin with interest payable at the rate of 5% per year.

(4)	Contingent consideration in connection with the acquisition of Vilebrequin.

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

We believe that the increase in commodity prices did not have a material effect on our costs and gross margins prior to fiscal 2012. During 2012, we experienced increases in the cost our raw materials, including textiles, wool and leather. The cost of our raw materials moderated in fiscal 2013 as compared to fiscal 2012 and we do not expect any significant cost increases in raw materials during fiscal 2014. To manage the risks of raw material prices, we negotiate the purchase of such materials in advance when possible. We have not, and do not anticipate using, derivative instruments to manage these price exposures.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under our line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2014. Based on our average borrowings during fiscal 2013, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of January 31, 2013, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2013, based on criteria in Internal Control-Integrated Framework, issued by the COSO.

On August 7, 2012, we completed our acquisition of Vilebrequin International SA. We have excluded the internal control over financial reporting of Vilebrequin for fiscal 2013 from our assessment of, and conclusion on, the effectiveness of our internal control over financial reporting. Vilebrequin’s assets, consisting primarily of trademark and goodwill values, constituted approximately 19.2% of our consolidated assets at January 31, 2013 and 1.4 % of our net sales for the fiscal year ended January 31, 2013.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 4, 2013, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business-Executive Officers of the Registrant” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2013, the last day of fiscal 2013, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	382,054	$20.79	967,057
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	382,054	$20.79	967,057

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

3.  Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.7, 10.7(a), 10.8, 10.8(a), 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.9(e), 10.9(f), 10.9(g),10.10, 10.11, 10.11(a), 10.11(b), 10.11(c), 10.14 and 10.16.

3.1	Certificate of Incorporation. [1]
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006. [2]
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011. [16]
3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (‘‘G-III’’) [18]
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [3]
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [3]
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [10]
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb. [22]
10.2	Credit Agreement (“Credit Agreement”) , dated as of August 6, 2012, by and among G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc. and AM Retail Group, Inc., as Borrowers, G-III, G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc., as Loan Guarantors, the Lenders that are parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.[19]
10.2(a)	Joinder Agreement, dated as of January 31, 2013, between Riviera Sun, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to Credit Agreement.
10.3	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III. [3]
10.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III. [3]

10.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III. [4]
10.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[5]
10.4	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III Leather Fashions, Inc. (“G-III Leather”)(34th and 35th floors). [3]
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather(34th and 35th floors). [3]
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).[14]
10.5	Lease, dated January 31, 1994, between 512 and G-III(33rd floor). [3]
10.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III(33rd floor). [3]
10.5(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).[14]
10.5(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).[14]
10.5(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors). [14]
10.6	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc. [14]
10.7	G-III 1997 Stock Option Plan, as amended the “1997 Plan”. [4]
10.7(a)	Form of Option Agreement for awards made pursuant to the G-III 1997 Plan.[5]
10.8	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.[6]
10.8(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan. [11]
10.9	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”. [22]
10.9(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.[11]
10.9(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan. [7]
10.9(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan. [8]
10.9(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.[12]
10.9(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.[13]
10.9(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants. [17]
10.9(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants. [20]
10.10	Form of Executive Transition Agreement, as amended.[15]
10.11	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[14]
10.11(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [9]
10.11(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [10]
10.11(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. [22]
10.12	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.[2]
10.13	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord. [14]
10.14	Form of Indemnification Agreement. [14]
10.15	Agreement for the Sale and Purchase of Shares in the Capital of Vilebrequin International SA, dated as of August 6, 2012, by and among Fashion Fund I B.V., VBQ Acquisition B.V., Vilebrequin International SA and G-III (including forms of promissory notes delivered thereunder). [19]
10.16	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller. [21]

21*	Subsidiaries of G-III.
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2013.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.
101.CAL***	XBRL Calculation Linkbase Document.
101.LAB***	XBRL Label Linkbase Document.
101.PRE***	XBRL Presentation Linkbase Document.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Previously filed as an exhibit to G-III’s Registration Statement on Form S-1 (no. 33-31906), which exhibit is incorporated herein by reference.

(2)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006, which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed on May 1, 2006, which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 15, 2005, which exhibit is incorporated herein by reference.

(8)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 2, 2008, which exhibit is incorporated herein by reference.

(9)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 6, 2008, which exhibit is incorporated herein by reference.

(10)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 3, 2009, which exhibit is incorporated herein by reference.

(11)	Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which exhibit is incorporated herein by reference.

(12)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 21, 2009, which is incorporated herein by reference.

(13)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 23, 2010, which exhibit is incorporated herein by reference.

(14)	Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, which exhibit is incorporated herein by reference.

(15)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on February 16, 2011, which exhibit is incorporated herein by reference.

(16)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on June 9, 2011, which exhibit is incorporated herein by reference.

(17)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 1, 2011, which exhibit is incorporated herein by reference.

(18)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on December 9, 2011, which exhibit is incorporated herein by reference.

(19)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on August 8, 2012, which exhibit is incorporated herein by reference.

(20)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 11, 2012, which exhibit is incorporated herein by reference.

(21)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on January 11, 2013, which exhibit is incorporated herein by reference.

(22)	Previously filed as an exhibit to G-III’s Report on Form 8-K filed on March 15, 2013, which exhibit is incorporated herein by reference.

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

April 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 12, 2013

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 12, 2013

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	April 12, 2013

/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 12, 2013

/s/ Alan Feller Alan Feller	Director	April 12, 2013

/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 12, 2013

/s/ Carl Katz Carl Katz	Director	April 12, 2013

/s/ Laura Pomerantz Laura Pomerantz	Director	April 12, 2013

/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 12, 2013

/s/ Cheryl Vitali Cheryl Vitali	Director	April 12, 2013

/s/ Richard White Richard White	Director	April 12, 2013

EXHIBIT INDEX

10.2(a)	Joinder Agreement, dated as of January 31, 2013, between Riviera Sun, Inc. and JPMorgan Chase Bank, N.A as Administrative Agent, to Credit Agreement.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of G-III Apparel Group, Ltd.

We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vilebrequin International SA., which is included in the January 31, 2013 consolidated financial statements of G-III Apparel Group, Ltd. and subsidiaries and constituted 19.2% of total assets, as of January 31, 2013 and 1.4% of net sales, for the year then ended. Our audit of internal control over financial reporting of G-III Apparel Group, Ltd. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Vilebrequin International SA.

In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated April 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

April 12, 2013

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31,

	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,360	$24,660
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $45,947 and $34,436, respectively	178,216	162,510
Inventories	280,929	253,521
Prepaid income taxes	—	145
Deferred income taxes, net	10,285	9,559
Prepaid expenses and other current assets	19,795	14,383

Total current assets	516,585	464,778
INVESTMENT IN JOINT VENTURE	—	2,419
PROPERTY AND EQUIPMENT, NET	40,816	33,365
OTHER ASSETS	10,053	1,830
OTHER INTANGIBLES, NET	13,860	3,581
TRADEMARKS, NET	76,062	14,030
GOODWILL	60,396	26,100

	$717,772	$546,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$65,000	$30,050
Income taxes payable	12,181	6,212
Accounts payable	104,037	96,727
Accrued expenses	51,998	43,530

Total current liabilities	233,216	176,519
NOTES PAYABLE	19,778	—
DEFERRED INCOME TAXES, NET	14,442	1,289
DUE TO NONCONTROLLING SHAREHOLDER	2,275	—
CONTINGENT PURCHASE PRICE PAYABLE	5,787	—
OTHER NON-CURRENT LIABILITIES	13,034	10,323

TOTAL LIABILITIES	288,532	188,131

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 shares authorized; 20,616,957 and 20,279,132 shares issued	206	203
Additional paid-in capital	171,132	160,102
Accumulated other comprehensive income	3,523	4
Retained earnings	258,437	201,562
Common stock held in treasury, at cost — 492,225 shares	(3,899)	(3,899)

Total G-III stockholders’ equity	429,399	357,972
Noncontrolling interest	(159)	—

Total stockholders’ equity	429,240	357,972

	$717,772	$546,103

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net sales	$1,399,719	$1,231,201	$1,063,404
Cost of goods sold	948,082	860,485	712,359

Gross profit	451,637	370,716	351,045
Selling, general and administrative expenses	341,242	277,019	248,380
Depreciation and amortization	9,907	7,473	5,733

Operating profit	100,488	86,224	96,932
Equity loss in joint venture	719	1,271	—
Interest and financing charges, net	7,764	5,713	4,027

Income before income taxes	92,005	79,240	92,905
Income tax expense	35,436	29,620	36,223

Net income	56,569	49,620	56,682
Add: Loss attributable to noncontrolling interest	306	—	—

Income attributable to G-III	$56,875	$49,620	$56,682

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.84	$2.51	$2.96

Weighted average number of shares outstanding	20,006	19,796	19,175

Diluted:
Net income per common share	$2.80	$2.46	$2.88

Weighted average number of shares outstanding	20,280	20,192	19,705

Net income attributable to G-III	$56,875	$49,620	$56,682
Other comprehensive income:
Foreign currency translation adjustments	3,519	23	17

Other comprehensive income	3,519	23	17

Comprehensive income	$60,394	$49,643	$56,699

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2010	$192	$137,764		$(36)	$95,260	$(970)	$232,210
Equity awards exercised/vested	5	2,781					2,786
Tax benefit from exercise/vesting of equity awards		4,356					4,356
Amortization of share-based compensation		3,314					3,314
Stock warrants exercised	4	4,125					4,129
Effect of exchange rate changes			17				17
Net income attributable to G-III					56,682		56,682

Balance as of January 31, 2011	201	152,340	(19)		151,942	(970)	303,494
Equity awards exercised/vested	2	617					619
Tax benefit from exercise/vesting of equity awards		1,945					1,945
Amortization of share-based compensation		5,200					5,200
Effect of exchange rate changes			23				23
Net income attributable to G-III					49,620		49,620
Treasury share purchase						(2,929)	(2,929)

Balance as of January 31, 2012	203	160,102	4		201,562	(3,899)	357,972
Equity awards exercised/vested	3	1,422					1,425
Tax benefit from exercise/vesting of equity awards		1,870					1,870
Amortization of share-based compensation		7,738					7,738
Effect of exchange rate changes			3,519				3,519
Net income attributable to G-III					56,875		56,875

Balance as of January 31, 2013	$206	$171,132	$3,523		$258,437	$(3,899)	$429,399

The accompanying notes are an integral part of this statement.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$56,569	$49,620	$56,682
Adjustments to reconcile net income to net cash provided by (used) in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	9,941	7,473	5,733
Equity based compensation	7,738	5,200	3,314
Tax benefit from exercise/vesting of equity awards	1,378	809	—
Deferred financing charges	500	425	844
Equity loss in joint venture	719	1,271	—
Deferred income taxes	(1,191)	3,568	6,125
Gain on sale of joint venture interest	(185)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,249)	(24,169)	(64,885)
Inventories	(16,862)	(48,526)	(85,118)
Income taxes, net	6,114	6,171	(10,833)
Prepaid expenses and other current assets	(3,824)	(1,324)	(2,935)
Other assets, net	(2,833)	64	(1,055)
Accounts payable, accrued expenses and other liabilities	4,679	6,194	63,479

Net cash provided by (used in) operating activities	54,494	6,776	(28,649)

Cash flows from investing activities
Acquisition of Vilebrequin, net of cash acquired	(80,252)	—	—
Proceeds from (investment in) equity of joint venture, net	1,885	(3,650)	—
Capital expenditures	(11,615)	(17,410)	(19,407)

Net cash used in investing activities	(89,982)	(21,060)	(19,407)

Cash flows from financing activities
Proceeds from notes payable, net	34,950	30,050	—
Noncontrolling interest investment, net	(883)	—	—
Loss attributable to noncontrolling interest	306	—	—
Proceeds from exercise of stock warrants	—	—	4,129
Proceeds from exercise of equity awards	1,425	619	2,786
Stock repurchase	—	(2,929)	—
Excess tax benefit from exercise/vesting of equity awards	1,870	1,136	4,356

Net cash provided by financing activities	37,668	28,876	11,271

Foreign currency translation adjustments	520	23	17

Net increase (decrease) in cash and cash equivalents	2,700	14,615	(36,768)
Cash and cash equivalents at beginning of year	24,660	10,045	46,813

Cash and cash equivalents at end of year	$27,360	$24,660	$10,045

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,996	$5,228	$4,145
Income taxes	28,615	18,243	36,548
Notes issued in connection with the acquisition of Vilebrequin	19,778	—	—
Contingent consideration in connection with the acquisition of Vilebrequin	5,787	—	—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013, 2012 and 2011

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    Business Activity and Principles of Consolidation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, beachwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. The Company also operates retail stores.

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

During the first quarter of fiscal 2013, the Company entered into a joint venture agreement, in which we own 51%, to operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The joint venture began operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company consolidates the accounts of this joint venture in its financial statements and the results of operations are included in the retail segment.

In October 2012, the Company sold back its 50% interest in the joint venture that had operated 11 outlet stores under the Vince Camuto name to the Camuto Group for an amount approximating its carrying cost. The Company’s interest in this joint venture was accounted for by the equity method.

References to fiscal years refer to the year ended or ending on January 31 of that year. Vilebrequin is presented using a one month lag and is therefore consolidated on a calendar year basis.

2.    Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

3.    Revenue Recognition

Goods are shipped to retailers in accordance with specific customer orders. The Company recognizes wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by the Company to be when title to the merchandise passes to the customer. In addition, the Company acts as an agent in brokering sales between customers and overseas factories. On these transactions, the Company recognizes commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors transfers to customers when the goods have been delivered to the customer. The Company also recognizes commission income upon the completion of the delivery by its vendors to the customer.

The Company recognizes retail sales upon customer receipt of the merchandise generally at the point of sale. The Company’s sales are recorded net of applicable sales taxes. Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances.

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

5.    Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or market which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or market.

6.    Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks, customer lists and non-compete agreements are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.

7.    Depreciation and Amortization

Property and plant are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter.

8.    Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceeded its fair value.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards, stock options and stock purchase warrants outstanding during the period. There were no shares excluded from the diluted net income per share calculation for the year ended January 31, 2013. Approximately 20,000 and 407,850 shares for the years ended January 31, 2012 and 2011, respectively, have been excluded from the diluted net income per share calculation as their inclusion would have been anti-dilutive. The Company issued 337,825, 223,000 and 488,428 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2013, 2012 and 2011, respectively. In December 2010, the Company also issued 375,000 shares of common stock in connection with the exercise of all of its outstanding warrants.

A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income attributable to G-III	$56,875	$49,620	$56,682
Basic net income per share:
Basic common shares	20,006	19,796	19,175

Basic net income per share	$2.84	$2.51	$2.96

Diluted net income per share:
Basic common shares	20,006	19,796	19,175
Stock options, stock warrants and restricted stock awards	274	396	530

Diluted common shares	20,280	20,192	19,705

Diluted net income per share	$2.80	$2.46	$2.88

11.    Equity Award Compensation

ASC Topic 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of restricted stock awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. Restricted stock awards generally vest over a four or five year period and certain awards also include market conditions that provide for the award to vest only after the company’s stock price trades above a predetermined market level for a period of twenty consecutive trading days and, in addition, certain of these awards have performance conditions that require the satisfaction of an earnings after taxes performance target. All awards are expensed on a straight line basis other than awards with market and/or performance conditions, which are expensed under the requisite acceleration method.

It is the Company’s policy to grant stock options through the issuance of new shares at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

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

13.    Shipping and Handling Costs

Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $50.7 million, $44.9 million and $38.1 million for the years ended January 31, 2013, 2012 and 2011, respectively.

14.    Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $54.1 million, $43.8 million and $36.4 million for the years ended January 31, 2013, 2012 and 2011, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under our licensing agreements, was $5.5 million and $3.9 million at January 31, 2013 and 2012, respectively.

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

The promissory notes issued in connection with the acquisition of Vilebrequin were valued using the current market interest rate at the time of acquisition and are subject to revaluation as market conditions change. In addition, the annual calculation of contingent consideration recorded in connection with the acquisition of Vilebrequin reflects current market conditions. Both of these fair values would be considered Level 3 valuations in the fair value hierarchy.

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

18.    Effects of Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other com-

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 and presented other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In July 2012, the FASB issued ASU 2012-12, “Intangibles —Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, an update to their accounting guidance regarding indefinite-lived intangible asset impairment testing and whether it is necessary to perform the quantitative impairment test currently required. The guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s results of operations or financial position.

NOTE B — INVENTORIES

Inventories consist of:

	January 31,
	2013	2012
	(In thousands)
Finished goods	$271,155	$244,884
Raw materials and work-in-process	9,774	8,637

	$280,929	$253,521

Raw materials of $7.8 million and $8.1 million, net of allowances, were maintained in China at January 31, 2013 and 2012, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
		2013	2012
		(In thousands)
Machinery and equipment	4 - 5 years	$2,086	$1,655
Leasehold improvements	1 - 19 years	44,656	35,335
Furniture and fixtures	3 - 10 years	17,047	11,889
Computer equipment and software	2 - 5 years	5,023	3,949

		68,812	52,828
Less: accumulated depreciation		27,996	19,463

		$40,816	$33,365

The Company had fixed asset disposals of approximately $447,000 and $523,000 for the years ended January 31, 2013 and 2012. Depreciation expense amounted to $8.7 million, $6.6 million and $4.4 million for the years ended January 31, 2013, 2012 and 2011, respectively.

NOTE D — ACQUISITIONS AND INTANGIBLES

Acquisition of Vilebrequin

In August 2012, the Company acquired all of the outstanding shares of Vilebrequin International SA, a Swiss corporation (“Vilebrequin”) for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the aggregate consideration paid at closing, the purchase agreement provides for contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. At January 31, 2013, the estimated contingent consideration payable was $5.8 million. The dollar equivalents to the amounts in Euro set forth in the notes to these Consolidated Financial Statements are based on the exchange rate at the time of the acquisition (EURO €1.000 equal to USD$1.242).

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. The Company believes that Vilebrequin is capable of significant worldwide expansion.

The total consideration was approximately $111.7 million, including the estimated fair value of the contingent consideration. The purchase price has been preliminarily allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. The preliminary allocation has resulted in goodwill and intangible assets in the aggregate amount of $101.0 million related to the acquisition of Vilebrequin. Such amounts could change upon finalization of the purchase accounting.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) summarizes the components of the preliminary purchase price allocation for the acquisition of Vilebrequin:

Purchase price:
Cash paid	$87,573
Notes issued	18,633
Fair value of contingent consideration	5,452

$111,658

Allocation:
Current assets	$25,793
Property, plant and equipment	5,724
Identifiable intangible assets	68,847
Other non-current assets, net	4,551
Assumed liabilities	(12,938)
Deferred income taxes	(12,515)
Goodwill	32,196

$111,658

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method and the Company classifies these intangibles as Level 3 fair value measurements. Identifiable intangible assets acquired include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years, and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of Vilebrequin products.

The following unaudited pro forma information presents the results of operations of the Company as if the Vilebrequin acquisition had taken place on February 1, 2011:

	Year Ended January 31,
	2013	2012
	(In thousands, except per share amounts)
Net sales	$1,434,784	$1,294,161
Net income	$59,105	$54,465
Net income per share:
Basic	$2.95	$2.75
Diluted	$2.91	$2.70

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results of Vilebrequin have been included in the Company’s financial statements since August 7, 2012, the date of acquisition, and are reported on a calendar year basis (as noted in Note A.1, Vilebrequin is presented in the consolidated financial statements on a one month lag). Net sales attributable to Vilebrequin since the date of acquisition through December 31, 2012 were $19.1 million.

Intangible assets consist of:

		January 31,
	Estimated Life	2013	2012
		(In thousands)
Gross carrying amounts
Licenses	14 years	$20,432	$12,573
Trademarks	8 - 12 years	2,193	2,194
Customer relationships	8 - 15 years	8,620	5,900
Other	3 - 10 years	1,994	1,058

Subtotal		33,239	21,725

Accumulated amortization
Licenses		12,798	12,533
Trademarks		1,595	1,374
Customer relationships		2,995	2,359
Other		1,393	1,058

Subtotal		18,781	17,324

Net
Licenses		7,634	40
Trademarks		598	820
Customer relationships		5,625	3,541
Other		601	—

Subtotal		14,458	4,401

Unamortized intangible assets
Goodwill (Deductible for tax purposes)		60,396	26,100
Trademarks		75,464	13,210

Subtotal		135,860	39,310

Total intangible assets, net		$150,318	$43,711

Intangible amortization expense amounted to approximately $1.2 million, $0.9 million and $1.3 million for the years ended January 31, 2013, 2012 and 2011, respectively.

The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2014	$1,523
2015	1,523
2016	1,394
2017	1,350
2018	1,324

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

Trademarks and customer relationships having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (licensed product segment) and trademarks (non-licensed product segment) acquired. For the year ended January 31, 2013, the carrying amount of goodwill was $26.1 million and $34.3 million in the licensed and non-licensed product segments, respectively, including $2.0 million in exchange differences arising during the period. For the year ended January 31, 2012, the carrying amount of goodwill was $26.1 million and was included in the licensed product segment.

NOTE E — NOTES PAYABLE

In August 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of January 31, 2013, there was $153.4 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of January 31, 2013, the Company was in compliance with these covenants. The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under the Company’s new credit agreement were $65.0 million at January 31, 2013 compared to $30.1 million payable under the Company’s prior financing agreement at January 31, 2012.

The weighted average interest rate for amounts borrowed under the credit facility was 2.7% and 3.1% for the years ended January 31, 2013 and 2012, respectively. The Company was contingently liable under letters of credit in the amount of approximately $10.0 million and $11.3 million at January 31, 2013 and 2012, respectively.

In August 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued €15.0 million (approximately $18.6 million) of unsecured promissory notes to the seller due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes approximated its carrying value at January 31, 2013.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$27,983	$19,206	$24,705
State and city	4,748	4,449	5,368
Foreign	3,986	2,396	25

	36,717	26,051	30,098
Deferred
Federal	(1,168)	3,821	4,884
State and city	(132)	(252)	1,241
Foreign	19	—	—

	(1,281)	3,569	6,125

Income tax expense	$35,436	$29,620	$36,223

Income (loss) before income taxes
United States	$80,145	$64,940	$92,933
Non-United States	11,860	14,300	(28)

	$92,005	$79,240	$92,905

The significant components of the Company’s net deferred tax asset at January 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(In thousands)
Deferred tax assets
Compensation	$1,800	$1,995
Provision for bad debts and sales allowances	8,661	7,474
Inventory write-downs	1,801	1,964
Other	600	—

Deferred tax assets, current	12,862	11,433

Compensation	4,480	2,859
Straight-line lease	3,310	2,596
Supplemental employee retirement plan	494	405
Net operating loss	354	242
Other	1,491	193

Deferred tax assets, non-current	10,129	6,295

Total deferred tax assets	22,991	17,728

Deferred tax liabilities
Prepaid expenses and other, current	(2,577)	(1,874)
Depreciation and amortization, non-current	(3,127)	(1,140)
Intangibles, non-current	(21,382)	(6,444)
Other	(62)	—

Total deferred tax liabilities	(27,148)	(9,458)

Net deferred tax assets (liabilities)	$(4,157)	$8,270

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2013	2012	2011
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	3.3	3.3	4.9
Permanent differences resulting in Federal taxable income	4.8	5.5	0.4
Foreign tax rate differential	(1.4)	(3.4)	—
Foreign tax credit	(2.5)	(2.5)	—
Other, net	(0.7)	(0.5)	(1.3)

Actual provision for income taxes	38.5%	37.4%	39.0%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. As of January 31, 2013, the Company had no material unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by various state and local jurisdictions for the years ended January 31, 2008 through January 31, 2011. The Company currently has tax years open from the years ended January 31, 2010 through January 31, 2013 with the exception of certain state tax jurisdictions.

The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. U.S. Federal income tax returns have been examined through January 31, 2009. As of January 31, 2013, the federal tax examination for the year ended January 31, 2009 was concluded with no change. One of the subsidiaries, T.R.B. International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. This ruling is set to expire in the year ending January 31, 2014.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $7.0 million at January 31, 2013. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable. At this point in time it is not practical to estimate the amount of taxes payable if the earnings were remitted.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2013:

Year Ending January 31,	Amount
(In thousands)
2014	$34,724
2015	29,715
2016	29,050
2017	26,101
2018	20,735
Thereafter	81,336

$221,661

Rent expense on the above operating leases for the years ended January 31, 2013, 2012 and 2011 was approximately $31.6 million, $25.9 million and $22.4 million, respectively.

License Agreements

The Company has entered into license agreements that provide for royalty payments ranging from 4% to 19% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $85.2 million, $68.7 million and $56.8 million for the years ended January 31, 2013, 2012 and 2011, respectively. Contractual advertising expense, which is normally based on a percentage of net sales, associated with certain license agreements (included in selling, general and administrative expense) was $24.9 million, $22.9 million and $18.8 million for the years ended January 31, 2013, 2012 and 2011, respectively. Based on minimum sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2014	$80,369
2015	63,516
2016	58,506
2017	50,715
2018	50,991
Thereafter	63,699

$367,796

NOTE H — STOCKHOLDERS’ EQUITY

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not repurchase any shares during fiscal 2013. The Company’s new credit agreement prohibits the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.

Stock Plan

As of January 31, 2013, the Company has 967,057 shares available for grant under its stock plan. The plan provides for the grant of equity and cash awards, including stock options, restricted stock awards and other stock unit awards to directors, officers and employees. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. Restricted stock unit awards vest over a three to five year period and may include market and performance conditions, including a price vesting performance condition and, in addition, may also require the satisfaction of an earnings after taxes performance target, in addition to the time vesting condition.

Stock Options

Information regarding all stock options for fiscal 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at beginning of year	417,722	$16.59	514,190	$14.54	817,050	$11.23
Exercised	(120,518)	$11.82	(60,668)	$10.21	(339,010)	$8.23
Granted	85,000	$28.72	40,000	$27.13	38,000	$29.59
Cancelled or forfeited	(150)	$18.40	(75,800)	$13.35	(1,850)	$18.40

Stock options outstanding at end of year	382,054	$20.79	417,722	$16.59	514,190	$14.54

Exercisable	224,121	$16.89	245,556	$14.18	260,990	$12.32

The following table summarizes information about stock options outstanding:

Range of Exercise Prices	Number Outstanding as of January 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2013	Weighted Average Exercise Price

$3.00 - $ 8.00	22,100	1.09	$6.23	22,100	$6.23
$8.01 - $ 12.00	19,200	5.51	$10.28	12,000	$9.80
$12.01 - $ 16.00	68,900	5.12	$13.92	56,300	$13.78
$16.01 - $ 40.00	271,854	6.77	$24.46	133,721	$20.60

	382,054			224,121

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2013, 2012 and 2011, respectively:

	2013	2012	2011
Expected stock price volatility	58.2% - 68.5%	68.5%	64.1%
Expected lives of options
Directors and officers	7 years	7 years	7 years
Employees	6 years	6 years	6 years
Risk-free interest rate	0.3% - 0.6%	1.2%	2.3% - 3.4%
Expected dividend yield	0%	0%	0%

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

The weighted average remaining term for stock options outstanding was 6.1 years at January 31, 2013. The aggregate intrinsic value at January 31, 2013 was $5.8 million for stock options outstanding and $4.3 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2013, the reporting date.

Proceeds received from the exercise of stock options were approximately $1.4 million and $0.6 million during the years ended January 31, 2013 and 2012, respectively. The intrinsic value of stock options exercised was $2.6 million and $1.4 million for the years ended January 31, 2013 and 2012, respectively. A portion of this amount is currently deductible for tax purposes.

The Company recognized approximately $0.7 million and $0.8 million in compensation expense for the years ended January 31, 2013 and 2012, respectively, related to equity option award grants. As of January 31, 2013, approximately $1.7 million related to unrecognized stock compensation related to unvested option awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2017.

The weighted average fair value at date of grant for options granted during fiscal 2013, 2012 and 2011 was $12.06, $12.97 and $18.01 per option, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2011	658,882	$13.86
Granted	437,850	$30.80
Vested	(162,332)	$9.16
Canceled	(8,500)	$24.03

Unvested as of January 31, 2012	925,900	$22.60
Granted	358,985	$35.18
Vested	(226,341)	$12.54
Canceled	(1,813)	$29.28

Unvested as of January 31, 2013	1,056,731	$29.01

For restricted shares with market conditions, the Company estimates the grant date fair value using a lattice model. This valuation is performed with the assistance of a third party valuation specialist. For restricted shares with no market conditions, shares are valued based on the market price on the date of grant.

The Company recognized $7.0 million and $4.4 million in compensation expense for the years ended January 31, 2013 and 2012, respectively, related to restricted stock grants. At January 31, 2013 and 2012, unrecognized costs related to the restricted stock units totaled approximately $21.4 million and $16.0 million, respectively.

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

NOTE I — MAJOR CUSTOMERS

One customer accounted for approximately 21.3%, 18.7% and 17.3% of the Company’s net sales in the licensed and non-licensed product segments for the years ended January 31, 2013, 2012 and 2011, respectively. A second customer accounted for approximately 9.5%, 12.3% and 12.4% of the Company’s net sales in the licensed and non-licensed product segments for the years ended January 31, 2013, 2012 and 2011, respectively.

NOTE J — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 3% of the participant’s compensation. The Company made matching contributions of approximately $987,000, $869,000 and $853,000 for the years ended January 31, 2013, January 31, 2012 and 2011, respectively.

NOTE K — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company aggregates its operating divisions into three reportable segments; licensed products, non-licensed products and retail operations. The Vilebrequin business was added to the non-licensed segment upon its acquisition in August 2012. There is substantial intersegment cooperation, cost

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the fiscal years ended:

	January 31, 2013
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$981,845	$281,916	$196,150	$(60,192)	$1,399,719
Cost of goods sold	702,288	203,624	102,362	(60,192)	948,082

Gross profit	279,557	78,292	93,788	—	451,637
Selling, general and administrative(2)	202,247	57,840	81,155	—	341,242
Depreciation and amortization	2,164	5,060	2,683	—	9,907

Operating profit	$75,146	$15,392	$9,950	$—	$100,488

	January 31, 2012
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$840,717	$277,615	$164,343	$(51,474)	$1,231,201
Cost of goods sold	617,716	205,504	88,739	(51,474)	860,485

Gross profit	223,001	72,111	75,604	—	370,716
Selling, general and administrative	164,070	42,295	70,654	—	277,019
Depreciation and amortization	1,360	4,126	1,987	—	7,473

Operating profit	$57,571	$25,690	$2,963	$—	$86,224

	January 31, 2011
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$718,537	$244,031	$142,292	$(41,456)	$1,063,404
Cost of goods sold	504,935	173,578	75,302	(41,456)	712,359

Gross profit	213,602	70,453	66,990	—	351,045
Selling, general and administrative	142,510	42,521	63,349	—	248,380
Depreciation and amortization	719	3,615	1,399	—	5,733

Operating profit	$70,373	$24,317	$2,242	$—	$96,932

(1)	Represents intersegment sales to the Company’s retail operations.

(2)	Includes approximately $4.0 million of expenses and integration costs associated with the Vilebrequin acquistion which have been allocated across segments.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.

	2013		2012		2011
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)
United States	$1,333,885	$81,606	$1,185,800	$80,817	$1,025,763	$77,042
Non-United States	65,834	119,582	45,401	508	37,641	574

	$1,399,719	$201,188	$1,231,201	$81,325	$1,063,404	$77,616

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2013, 2012 and 2011.

Included in finished goods inventory at January 31, 2013 are approximately $180.9 million, $52.0 million and $38.2 million of inventories for licensed products, non-licensed products and retail operations, respectively. Included in finished goods inventory at January 31, 2012 are approximately $170.4 million, $35.2 million and $39.3 million of inventories for licensed products, non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data in thousands, except per share amounts, for the fiscal years ended January 31, 2013 and 2012 are as follows:

	Quarter Ended
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
January 31, 2013
Net sales	$229,449	$251,479	$543,513	$375,278
Gross profit	68,690	74,843	190,207	117,897
Net income/(loss) attributable to G-III	(847)	1,362	48,291	8,070
Net income/(loss) per common share
Basic	$(0.04)	$0.07	$2.41	$0.40
Diluted	$(0.04)	$0.07	$2.37	$0.40

	Quarter Ended
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
January 31, 2012
Net sales	$196,871	$229,975	$510,009	$294,346
Gross profit	59,455	65,571	162,275	83,415
Net income/(loss)	(520)	1,565	43,555	5,020
Net income/(loss) per common share
Basic	$(0.03)	$0.08	$2.19	$0.25
Diluted	$(0.03)	$0.08	$2.16	$0.25

NOTE M — SUBSEQUENT EVENTS

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2013
Deducted from asset accounts
Allowance for doubtful accounts	$1,483	$825	$500	$1,808
Reserve for sales allowances(b)	32,953	114,416	102,611	44,758

	$34,436	$115,241	$103,111	$46,566

Year ended January 31, 2012
Deducted from asset accounts
Allowance for doubtful accounts	$1,350	$643	$510	$1,483
Reserve for sales allowances(b)	30,824	77,764	75,635	32,953

	$32,174	$78,407	$76,145	$34,436

Year ended January 31, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$1,589	$371	$610	$1,350
Reserve for sales allowances(b)	27,503	60,329	57,008	30,824

	$29,092	$60,700	$57,618	$32,174

(a)	Accounts written off as uncollectible, net of recoveries.

(b)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1