Form 10-Q
period 2013-04-30
G III APPAREL GROUP LTD /DE/
filed 2013-06-10
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 3, 2013, there were 20,242,902 shares of our common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	April 30, 2012	January 31, 2013
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,620	$38,336	$27,360
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $35,585, $31,480 and $45,947 respectively	151,841	176,530	178,216
Inventories	242,072	208,755	280,929
Prepaid income taxes	2,226	584	—
Deferred income taxes, net	10,290	9,559	10,285
Prepaid expenses and other current assets	24,392	17,418	19,795

Total current assets	451,441	451,182	516,585
PROPERTY AND EQUIPMENT, NET	43,912	33,408	40,816
OTHER ASSETS	20,323	4,162	10,053
OTHER INTANGIBLES, NET	12,905	3,446	13,860
TRADEMARKS, NET	74,285	13,975	76,062
GOODWILL	61,359	26,100	60,396

	$664,225	$532,273	$717,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$76,088	$83,073	$65,000
Income taxes payable	—	—	12,181
Accounts payable	69,682	55,678	104,037
Accrued expenses	30,403	20,950	51,998

Total current liabilities	176,173	159,701	233,216
NOTES PAYABLE	19,231	—	19,778
DEFERRED INCOME TAXES, NET	16,316	1,289	14,442
DUE TO NONCONTROLLING SHAREHOLDER	2,444	—	2,275
CONTINGENT PURCHASE PRICE PAYABLE	5,627	—	5,787
OTHER NON-CURRENT LIABILITIES	13,280	10,811	13,034

TOTAL LIABILITIES	233,071	171,801	288,532

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value, 80,000,000 shares authorized; 20,735,127, 20,461,840 and 20,616,957 shares issued	208	205	206
Additional paid-in capital	174,389	163,445	171,132
Accumulated other comprehensive income	1,144	6	3,523
Retained earnings	259,556	200,715	258,437
Common stock held in treasury, at cost - 492,225 shares	(3,899)	(3,899)	(3,899)

Total G-III stockholders’ equity	431,398	360,472	429,399
Noncontrolling interest	(244)	—	(159)

Total stockholders’ equity	431,154	360,472	429,240

	$664,225	$532,273	$717,772

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$272,615	$229,449
Cost of goods sold	180,223	160,759

Gross profit	92,392	68,690
Selling, general and administrative expenses	85,828	66,614
Depreciation and amortization	3,121	2,053

Operating profit	3,443	23
Equity loss in joint venture	—	286
Interest and financing charges, net	1,777	1,104

Income (loss) before income taxes	1,666	(1,367)
Income tax expense (benefit)	633	(520)

Net income (loss)	1,033	(847)
Add: Loss attributable to noncontrolling interest	85	—

Net Income (loss) attributable to G-III	$1,118	$(847)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$0.06	$(0.04)

Weighted average number of shares outstanding	20,161	19,860

Diluted:

Net income (loss) per common share	$0.05	$(0.04)

Weighted average number of shares outstanding	20,402	19,860

Net income (loss) attributable to G-III	$1,118	$(847)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,379)	2

Other comprehensive income (loss)	(2,379)	2

Comprehensive loss	$(1,261)	$(845)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,033	$(847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,128	2,053
Equity based compensation	1,980	1,511
Tax benefit from exercise/vesting of equity awards	1,989	730
Deferred financing charges	165	59
Equity loss in joint venture	—	286
Changes in operating assets and liabilities:
Accounts receivable, net	26,234	(14,020)
Inventories	38,645	44,766
Income taxes, net	(14,420)	(6,796)
Prepaid expenses and other current assets	(4,656)	(2,890)
Other assets, net	(11,646)	(8)
Accounts payable, accrued expenses and other liabilities	(56,614)	(63,141)

Net cash used in operating activities	(14,162)	(38,297)

Cash flows from investing activities
Investment in equity of joint venture	—	(250)
Capital expenditures	(4,579)	(1,906)

Net cash used in investing activities	(4,579)	(2,156)

Cash flows from financing activities
Proceeds from notes payable, net	11,088	53,023
Proceeds from exercise of equity awards	236	158
Excess tax benefit from exercise/vesting of equity awards	1,292	946
Taxes paid for net share settlement	(946)	—
Loss attributable to noncontrolling interest	85	—

Net cash provided by financing activities	11,755	54,127

Foreign currency translation adjustments	246	2

Net (decrease) increase in cash and cash equivalents	(6,740)	13,676
Cash and cash equivalents at beginning of period	27,360	24,660

Cash and cash equivalents at end of period	$20,620	$38,336

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,805	$989
Income taxes	12,962	4,419

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin, an entity acquired in August 2012, reports results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin are and will be included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter.

The results for the three month period ended April 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Investments in entities that the Company does not control but has the ability to exercise significant influence are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in the Consolidated Balance Sheets. Those amounts are adjusted to recognize the Company’s proportional share of the investee’s net income or loss after the date of the investment. In October 2012, the Company sold its interest in the joint venture that operated outlet stores under the Vince Camuto name, which had been accounted for by the equity method. During the first quarter of fiscal 2013, the Company entered into a joint venture, of which the Company owns 51%, to operate Calvin Klein Performance retail stores in mainland China and Hong Kong, and the Company consolidates the accounts of this joint venture. The Company’s 2013 share of net income or loss of this investment is included in the Consolidated Statements of Operations.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the Securities and Exchange Commission.

Note 2 – Acquisition of Vilebrequin

In August 2012, the Company acquired all of the outstanding shares of Vilebrequin International SA, a Swiss corporation (“Vilebrequin”) for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the aggregate consideration paid at closing, the purchase agreement provides for contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. At April 30, 2013, the estimated contingent consideration payable was $5.6 million. The dollar equivalents to the amounts in Euro set forth in the notes to these Condensed Consolidated Financial Statements are based on the exchange rate on the date of acquisition (EURO €1.000 equal to USD$1.242).

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.

The total consideration was approximately $111.7 million, including the estimated fair value of the contingent consideration at the time of acquisition. The purchase price has been preliminarily allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. The preliminary allocation resulted in goodwill and intangible assets in the aggregate amount of $101.0 million related to the acquisition of Vilebrequin. Such amounts could change upon finalization of the purchase accounting.

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

Note 3 – Inventories

Wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or market which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or market. Inventories consist of:

	April 30, 2013	April 30, 2012	January 31, 2013
	(In thousands)
Finished goods	$229,268	$198,621	$271,155
Raw materials and work-in-process	12,804	10,134	9,774

	$242,072	$208,755	$280,929

Note 4 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options, during the period. All share based payments outstanding as of April 30, 2013 that vest based on the achievement of performance or market conditions, and for which the performance or market conditions have not been achieved, have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the three months ended April 30, 2013 and 2012, 118,170 and 182,708 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended April 30,
	2013	2012

Net income (loss) attributable to G-III	$1,118	$(847)
Basic net income (loss) per share:
Basic common shares	20,161	19,860

Basic net income (loss) per share	$0.06	$(0.04)

Diluted net income (loss) per share:
Basic common shares	20,161	19,860
Stock options and restricted stock awards	241	—

Diluted common shares	20,402	19,860

Diluted net income (loss) per share	$0.05	$(0.04)

Note 5 – Notes Payable

In August 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of April 30, 2013, there was $73.4 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends, stock redemptions and share repurchases until February 2014, after which such payments may be made subject to compliance with certain covenants. As of April 30, 2013, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under the Company’s new credit agreement were $76.1 million at April 30, 2013 compared to $83.1 million payable under the Company’s prior financing agreement at April 30, 2012.

In August 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued to the seller €15.0 million (approximately $19.2 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes approximated its carrying value at April 30, 2013.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company aggregates its operating divisions into three reportable segments; licensed products, non-licensed products and retail operations. The Vilebrequin business acquired in August 2012, including the retail operations conducted by Vilebrequin, is part of the non-licensed segment. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$180,507	$60,689	$45,250	$(13,831)	$272,615
Cost of goods sold	130,302	41,495	22,211	(13,785)	180,223

Gross profit	50,205	19,194	23,039	(46)	92,392
Selling, general and administrative	46,257	19,298	20,335	(62)	85,828
Depreciation and amortization	485	1,940	696	—	3,121

Operating profit (loss)	$3,463	$(2,044)	$2,008	$16	$3,443

	Three Months Ended April 30, 2012
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$156,955	$47,337	$36,135	$(10,978)	$229,449
Cost of goods sold	116,663	35,683	19,391	(10,978)	160,759

Gross profit	40,292	11,654	16,744	—	68,690
Selling, general and administrative	39,513	10,097	17,004	—	66,614
Depreciation and amortization	502	982	569	—	2,053

Operating profit (loss)	$277	$575	$(829)	$—	$23

(1)	Represents intersegment sales to the Company’s retail operations.

Included in finished goods inventory at April 30, 2013 are approximately $145.4 million, $45.2 million and $38.7 million of inventories for licensed products, non-licensed products and retail operations, respectively. Included in finished goods inventory at April 30, 2012 are approximately $135.2 million, $27.8 million and $35.6 million of inventories for licensed products, non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

Note 7 – Investment in Joint Ventures

During the first quarter of fiscal 2013, the Company entered into a joint venture, of which it owns 51%, to operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The joint venture began operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company consolidates the accounts of this joint venture in its financial statements and the results of operations are included in the retail segment.

In October 2012, the Company sold back to the Camuto Group the Company’s 50% interest in the joint venture that operated 11 outlet stores under the Vince Camuto name for an amount approximating its carrying cost. The Company’s interest in this joint venture was accounted for by the equity method.

Note 8 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of the beginning of the Company’s 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

Note 9 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2014 is referred to as “fiscal 2014”. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the quarter ended April 30, 2013 Vilebrequin’s results are included from January 1, 2013 through March 31, 2013.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We aggregate our operating divisions into three reportable segments, licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands, as well as of the Vilebrequin business that we acquired in August 2012, including the retail operations conducted by Vilebrequin. The retail operations segment consists almost entirely of our Wilsons retail stores, as well as a limited number of Andrew Marc retail stores and Calvin Klein Performance stores.

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

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. Most recently, in December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that will become effective on December 1, 2013. We expect to begin shipping swimwear under this agreement for the Spring 2014 season.

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

Our retail operations segment consists almost entirely of our Wilsons retail store business, substantially all of which are operated as outlet stores. We believe that operation of the Wilsons stores is part of our core competency, as outerwear comprised approximately one-half of our net sales at Wilsons in fiscal 2013. As of April 30, 2013, we operated 146 Wilsons stores and 4 Andrew Marc retail stores.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We opened our first Calvin Klein Performance store in Scottsdale, Arizona in February 2012 and opened a second store in San Francisco, California in May 2012. In March 2012, we entered into a joint venture agreement, with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. We consolidate the results of operations of this joint venture, of which we own 51%, in our financial statements.

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

We have attempted to respond to these trends by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded by making strategic acquisitions and entering into new license agreements that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines, additional distribution channels and a retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Net sales for the three months ended April 30, 2013 increased to $272.6 million from $229.4 million in the same period last year. Net sales of licensed products increased to $180.5 million from $157.0 million primarily as a result of increases of $18.6 million in net sales of Calvin Klein licensed product, mainly due to increased net sales of Calvin Klein women’s suits and sportswear, and an increase of $4.4 million in net sales of our Kensie sportswear line. Net sales of non-licensed products in the three months ended April 30, 2013 were $60.7 million compared to $47.3 million in the same period last year. The increase in net sales in this segment is primarily due to net sales of $12.6 million by our Vilebrequin business which was acquired in August 2012. Net sales of our retail operations increased to $45.3 million for the three months ended April 30, 2013 from $36.1 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 12.4%.

Gross profit increased to $92.4 million, or 33.9% of net sales, for the three months ended April 30, 2013, from $68.7 million, or 29.9% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 27.8% in the three months ended April 30, 2013 compared to 25.7% in the same period last year. This increase in gross profit percentage is primarily attributable to an increase in net sales as well as improved gross margin of Calvin Klein women’s suits, sportswear and handbags, as well as of Kensie sportswear. The gross profit percentage in our non-licensed products segment was 31.6% in the three month period ended April 30, 2013 compared to 24.6% in the same period last year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which operates with a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment was 50.9% for the three months ended April 30, 2013 compared to 46.3% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by a higher margin product mix and less promotional activity.

Selling, general and administrative expenses increased to $85.8 million in the three months ended April 30, 2013 from $66.6 million in the same period last year. This increase is primarily a result of increases in personnel costs ($9.6 million), facility costs ($4.0 million), advertising expenses ($2.3 million) and third party warehousing costs ($1.1 million). Personnel costs increased primarily as a result of the acquisition of Vilebrequin and an increase in personnel to staff additional stores in our retail division. Facility costs increased primarily as a result of costs associated with the new Vilebrequin business and additional retail store leases. Advertising costs increased because sales of licensed product, primarily Calvin Klein, increased and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed product. Third party warehousing costs increased as a result of our increased shipping volume.

Depreciation and amortization increased to $3.1 million in the three months ended April 30, 2013 from $2.1 million in the same period last year primarily as a result of depreciation and amortization related to the acquired Vilebrequin business.

Equity loss in joint venture for the three months ended April 30, 2012 was approximately $286,000. There was no comparable amount for the three months ended April 30, 2013 due to the sale of the Company’s interest in the joint venture to the Camuto Group in October 2012. The Company’s interest in this joint venture was accounted for by the equity method.

Interest and financing charges, net for the three months ended April 30, 2013, were $1.8 million compared to $1.1 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the first quarter primarily as a result of additional borrowings to fund our acquisition of Vilebrequin and interest related to the notes issued for the acquisition of Vilebrequin.

Income tax expense for the three months ended April 30, 2013 was $633,000 compared to an income tax benefit of $520,000 for the same period last year. The effective tax rate for each of the three month periods ended April 30, 2013 and 2012 was 38.0%.

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

At April 30, 2013, we had cash and cash equivalents of $20.6 million and outstanding borrowings of $95.3 million. At April 30, 2012, we had cash and cash equivalents of $38.3 million and outstanding borrowings of $83.1 million.

Our contingent liability under open letters of credit was approximately $30.0 million as of April 30, 2013 compared to $22.9 million as of April 30, 2012.

Credit Agreement

In August 2012, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of April 30, 2013, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $76.1 million at April 30, 2013 compared to $83.1 million payable under the Company’s prior financing agreement at April 30, 2012.

Cash from Operating Activities

We used $14.2 million of cash in operating activities during the three months ended April 30, 2013, primarily as a result of a decrease of $56.6 million in accounts payable and accrued expenses, a decrease in income tax payable of $14.4 million and an increase in other assets of $11.6 million. These changes were offset by a decrease of $26.2 million in accounts receivable and a decrease of $38.6 million in inventory.

The changes in these operating cash flow items are generally consistent with our seasonal pattern. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of accrued year-end bonuses in our first fiscal quarter. Our inventory decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters.

Cash from Investing Activities

We used $4.6 million of cash in investing activities in the three months ended April 30, 2013 for capital expenditures primarily used for build out costs and fixtures with respect to the addition of new retail stores.

Cash from Financing Activities

Cash from financing activities provided $11.8 million in the three months ended April 30, 2013, primarily as a result of $11.1 million of net borrowings under our revolving credit facility. We increased our borrowings primarily to pay for purchases of inventory.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2013 are those that depend most heavily on these judgments and estimates. As of April 30, 2013, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2013.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

10.5(e)	Sixth Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors), dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to

Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to

Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD.
(Registrant)

Date: June 10, 2013	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 10, 2013	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer