Form 10-Q
period 2013-07-31
G III APPAREL GROUP LTD /DE/
filed 2013-09-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of September 1, 2013, there were 20,397,097 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	July 31, 2012	January 31, 2013
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,454	$22,653	$27,360
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $38,285, $28,747 and $45,947, respectively	162,563	184,816	178,216
Inventories	406,246	336,389	280,929
Prepaid income taxes	4,586	468	—
Deferred income taxes, net	10,318	9,559	10,285
Prepaid expenses and other current assets	36,011	27,075	19,795
Total current assets	636,178	580,960	516,585
INVESTMENT IN JOINT VENTURE	—	2,236	—
PROPERTY AND EQUIPMENT, NET	46,016	34,110	40,816
OTHER ASSETS	31,858	1,706	10,053
OTHER INTANGIBLES, NET	14,018	3,311	13,860
TRADEMARKS, NET	75,137	13,920	76,062
GOODWILL	54,153	26,100	60,396
	$857,360	$662,343	$717,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$122,092	$87,007	$65,000
Income taxes payable	—	—	12,181
Accounts payable	195,549	171,374	104,037
Accrued expenses	37,851	25,435	51,998
Total current liabilities	355,492	283,816	233,216
NOTES PAYABLE	19,518	—	19,778
DEFERRED INCOME TAXES, NET	19,235	1,289	14,442
DUE TO NONCONTROLLING SHAREHOLDER	3,203	1,568	2,275
CONTINGENT PURCHASE PRICE PAYABLE	5,711	—	5,787
OTHER NON-CURRENT LIABILITIES	14,257	11,498	13,034
TOTAL LIABILITIES	417,416	298,171	288,532

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 20,889,322, 20,524,429 and 20,616,957 shares issued	210	205	206
Additional paid-in capital	179,834	165,749	171,132
Accumulated other comprehensive (loss) income	1,008	(51)	3,523
Retained earnings	263,289	202,076	258,437
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	440,442	364,080	429,399
Noncontrolling interest	(498)	92	(159)
Total stockholders’ equity	439,944	364,172	429,240
	$857,360	$662,343	$717,772

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$304,158	$251,479
Cost of goods sold	204,739	176,636
Gross profit	99,419	74,843
Selling, general and administrative expenses	89,044	69,454
Depreciation and amortization	3,242	2,100
Operating profit	7,133	3,289
Equity loss in joint venture	—	146
Interest and financing charges, net	1,750	1,034
Income before income taxes	5,383	2,109
Income tax expense	2,045	802
Net income	3,338	1,307
Add: Loss attributable to noncontrolling interest	254	55
Income attributable to G-III	$3,592	$1,362
NET INCOME PER COMMON SHARE
Basic:
Net income per common share	$0.18	$0.07
Weighted average number of shares outstanding	20,305	19,995
Diluted:
Net income per common share	$0.17	$0.07
Weighted average number of shares outstanding	20,753	20,331
Net income attributable to G-III	$3,592	$1,362
Other comprehensive income (loss):
Foreign currency translation adjustments	(136)	(57)
Other comprehensive income (loss)	(136)	(57)
Comprehensive income	$3,456	$1,305

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended July 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$576,773	$480,928
Cost of goods sold	384,961	337,395
Gross profit	191,812	143,533
Selling, general and administrative expenses	174,872	136,068
Depreciation and amortization	6,363	4,153
Operating profit	10,577	3,312
Equity loss in joint venture	—	433
Interest and financing charges, net	3,528	2,138
Income before income taxes	7,049	741
Income tax expense	2,678	282
Net income	4,371	459
Add: Loss attributable to noncontrolling interest	339	55
Income attributable to G-III	$4,710	$514
NET INCOME PER COMMON SHARE
Basic:
Net income per common share	$0.23	$0.03
Weighted average number of shares outstanding	20,234	19,928
Diluted:
Net income per common share	$0.23	$0.03
Weighted average number of shares outstanding	20,686	20,334
Net income attributable to G-III	$4,710	$514
Other comprehensive loss:
Foreign currency translation adjustments	(2,515)	(55)
Other comprehensive loss	(2,515)	(55)
Comprehensive income	$2,195	$459

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$4,371	$459
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,363	4,153
Equity based compensation	4,107	2,964
Tax benefit from exercise/vesting of equity awards	4,550	1,054
Deferred financing charges	335	119
Equity loss in joint venture	—	433
Changes in operating assets and liabilities:
Accounts receivable, net	15,569	(22,306)
Inventories	(125,439)	(82,868)
Income taxes, net	(16,767)	(6,680)
Prepaid expenses and other current assets	(16,225)	(12,547)
Other assets, net	(12,554)	(245)
Accounts payable, accrued expenses and other liabilities	76,743	57,727
Net cash used in operating activities	(58,947)	(57,737)
Cash flows from investing activities
Capital expenditures	(10,680)	(4,518)
Net cash used in investing activities	(10,680)	(4,518)
Cash flows from financing activities
Proceeds from notes payable, net	57,092	56,957
Proceeds from exercise of equity awards	760	269
Excess tax benefit from exercise/vesting of equity awards	2,957	1,362
Loss attributable to noncontrolling interest	339	1,715
Taxes paid for net share settlement	(946)	—
Net cash provided by financing activities	60,202	60,303
Effect of exchange rate changes	(1,481)	(55)
Net decrease in cash and cash equivalents	(10,906)	(2,007)
Cash and cash equivalents at beginning of period	27,360	24,660
Cash and cash equivalents at end of period	$16,454	$22,653
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,411	$1,902
Income taxes	14,874	4,438

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin, which was acquired in August 2012, reports results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin are and will be included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter. For example, in this Form 10-Q for the quarter ended July 31, 2013 Vilebrequin’s results are included for the three month period ended June 30, 2013.

The results for the three month and six month periods ended July 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

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

Note 2 – Acquisition of Vilebrequin

In August 2012, the Company acquired all of the outstanding shares of Vilebrequin International SA, a Swiss corporation (“Vilebrequin”) for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the aggregate consideration paid at closing, the purchase agreement provides for contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. At July 31, 2013, the estimated contingent consideration payable was $5.7 million. The dollar equivalents to the amounts in Euro set forth in the notes to these Condensed Consolidated Financial Statements are based on the exchange rate on the date of acquisition (€1.000 equal to USD $1.242).

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.

The total consideration paid for Vilebrequin was approximately $111.7 million, including the estimated fair value of the contingent consideration at the time of acquisition. The purchase price has been allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. The allocation resulted in goodwill and intangible assets in the aggregate amount of $95.6 million related to the acquisition of Vilebrequin.

The following table (in thousands) summarizes the components of the purchase price allocation for the acquisition of Vilebrequin:

Purchase price:
Cash paid	$87,573
Notes issued	18,633
Fair value of contingent consideration	5,452
$111,658
Allocation:
Current assets	$25,793
Property, plant and equipment	5,724
Identifiable intangible assets	68,847
Other non-current assets, net	15,274
Assumed liabilities	(12,938)
Deferred income taxes	(17,820)
Goodwill	26,778
$111,658

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method, and the Company classifies these intangibles as Level 3 fair value measurements. Identifiable intangible assets acquired include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of Vilebrequin products.

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

	July 31, 2013	July 31, 2012	January 31, 2013
	(In thousands)
Finished goods	$395,600	$326,420	$271,155
Raw materials and work-in-process	10,646	9,969	9,774
	$406,246	$336,389	$280,929

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options, during the period. All share based payments outstanding that vest based on the achievement of performance or market conditions, and for which the respective performance or market conditions have not been achieved, have been excluded from the diluted per share calculation as their inclusion would be anti-dilutive. For the six months ended July 31, 2013 and 2012, 272,365 and 245,297 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

A reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income	$3,592	$1,362	$4,710	$514
Basic net income per share:
Basic common shares	20,305	19,995	20,234	19,928
Basic net income per share	$0.18	$0.07	$0.23	$0.03

Diluted net income per share:
Basic common shares	20,305	19,995	20,234	19,928
Restricted stock awards and stock options	448	336	452	406
Diluted common shares	20,753	20,331	20,686	20,334
Diluted net income per share	$0.17	$0.07	$0.23	$0.03

Note 5 – Notes Payable

In August 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of July 31, 2013, there was $135.3 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends, stock redemptions and share repurchases until February 2014, after which such payments may be made subject to compliance with certain covenants. As of July 31, 2013, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts outstanding under the Company’s new credit agreement were $122.1 million at July 31, 2013 compared to $87.0 million outstanding at July 31, 2012 under the Company’s prior financing agreement.

In August 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued to the seller €15.0 million (approximately $18.6 million using the exchange rate on the date of acquisition) principal amount of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes approximated their carrying value at July 31, 2013.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company aggregates its operating divisions into three reportable segments; licensed products, non-licensed products and retail operations. The Vilebrequin business acquired in August 2012, including the retail operations conducted by Vilebrequin, is part of the non-licensed product segment. There is substantial intersegment cooperation, cost allocations and sharing of assets between the licensed and non-licensed products segments. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three month and six month periods indicated below:

	Three Months Ended July 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$202,454	$70,400	$41,097	$(9,793)	$304,158
Cost of goods sold	147,689	45,887	20,950	(9,787)	204,739

Gross profit	54,765	24,513	20,147	(6)	99,419
Selling, general and administrative	48,495	19,964	20,621	(36)	89,044
Depreciation and amortization	575	1,875	792	—	3,242
Operating profit (loss)	$5,695	$2,674	$(1,266)	$30	$7,133

	Three Months Ended July 31, 2012
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$178,419	$48,265	$32,914	$(8,119)	$251,479
Cost of goods sold	131,712	35,918	17,125	(8,119)	176,636

Gross profit	46,707	12,347	15,789	—	74,843
Selling, general and administrative	42,405	9,579	17,470	—	69,454
Depreciation and amortization	502	994	604	—	2,100
Operating profit (loss)	$3,800	$1,774	$(2,285)	$—	$3,289

	Six Months Ended July 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$382,961	$131,089	$86,347	$(23,624)	$576,773
Cost of goods sold	277,991	87,382	43,160	(23,572)	384,961

Gross profit	104,970	43,707	43,187	(52)	191,812
Selling, general and administrative	94,752	39,262	40,956	(98)	174,872
Depreciation and amortization	1,060	3,814	1,489	—	6,363
Operating profit	$9,158	$631	$742	$46	$10,577

	Six Months Ended July 31, 2012
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$335,373	$95,602	$69,050	$(19,097)	$480,928
Cost of goods sold	248,375	71,601	36,516	(19,097)	337,395

Gross profit	86,998	24,001	32,534	—	143,533
Selling, general and administrative	81,918	19,676	34,474	—	136,068
Depreciation and amortization	1,003	1,977	1,173	—	4,153
Operating profit (loss)	$4,077	$2,348	$(3,113)	$—	$3,312

(1)	Represents intersegment sales to the Company’s retail operations.

Included in finished goods inventory at July 31, 2013 are approximately $272.0 million, $66.9 million and $56.7 million of inventories for licensed products, non-licensed products and retail operations, respectively. Included in finished goods inventory at July 31, 2012 are approximately $227.5 million, $57.9 million and $41.0 million of inventories for licensed products, non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

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

Note 8 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued ASU 2013-04, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of the beginning of the Company’s 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

 Note 9 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2014 is referred to as “fiscal 2014”. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the quarter ended July 31, 2013, Vilebrequin’s results are included from April 1, 2013 through June 30, 2013.

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

The Vilebrequin business acquired last year provides us with a premier brand selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We recently launched sun tan lotion products and a capsule collection of women swimwear and resort wear under the Vilebrequin brand.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. Most recently, in December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that will become effective on December 1, 2013. We expect to launch Ivanka Trump product in the fourth quarter of fiscal 2014 and begin shipping Calvin Klein swimwear for the Spring 2014 season.

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

Our retail operations segment consists almost entirely of our Wilsons retail store business. Substantially all of our Wilsons stores are operated as outlet stores. We believe that operation of the Wilsons stores is part of our core competency, as outerwear comprised approximately one-half of our net sales at Wilsons in fiscal 2013. As of July 31, 2013, we operated 146 Wilsons stores and 5 Andrew Marc stores.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We currently operate Calvin Klein Performance stores in Scottsdale, Arizona and in San Francisco, California, and expect to open a third store in Las Vegas, Nevada in September 2013. In March 2012, we entered into a joint venture agreement, with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. We currently operate seven stores pursuant to this joint venture and plan to open approximately ten additional stores by the end of our current fiscal year. We consolidate the results of operations of this joint venture, of which we own 51%, in our financial statements.

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

Results of Operations

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Net sales for the three months ended July 31, 2013 increased to $304.2 million from $251.5 million in the same period last year. Net sales of licensed products increased to $202.5 million from $178.4 million, primarily as a result of an increase of $27.1 million in net sales of our licensed Calvin Klein products with the largest increases occurring in the women’s suits and women’s sportswear categories. Net sales of non-licensed products in the three months ended July 31, 2013 were $70.4 million compared to $48.3 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of net sales of $18.0 million by Vilebrequin, which was acquired in August 2012. Net sales of our retail operations increased to $41.1 million for the three months ended July 31, 2013 from $32.9 million in the same period last year as a result of a comparative store sales increase of 13.7%, as well as an increase in the number of stores.

Gross profit increased to $99.4 million, or 32.7% of net sales, for the three months ended July 31, 2013, from $74.8 million, or 29.8% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 27.1% in the three months ended July 31, 2013 compared to 26.2% in the same period last year. The gross profit percentage in our licensed products segment improved primarily due to a continued increase in penetration of our Calvin Klein sportswear and women’s suits in higher margin department stores. The gross profit percentage in our non-licensed products segment was 34.8% in the three month period ended July 31, 2013 compared to 25.6% in the same period last year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which operates with a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment was 49.0% for the three months ended July 31, 2013 compared to 48.0% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by a higher margin product mix and less promotional activity.

Selling, general and administrative expenses increased to $89.0 million in the three months ended July 31, 2013 from $69.5 million in the same period last year. This increase is primarily a result of increases in personnel costs ($11.3 million), facility costs ($4.2 million) and third party warehousing ($1.3 million). Personnel costs increased primarily as a result of the acquisition of Vilebrequin, as well as the expansion of our Calvin Klein product lines and an increase in personnel to staff additional outlet stores in our retail division. Facility costs increased primarily as a result of costs associated with our new Vilebrequin business and additional retail store leases. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the same period last year.

Depreciation and amortization increased to $3.2 million in the three months ended July 31, 2013 from $2.1 million in the same period last year primarily as a result of depreciation and amortization related to the acquisition of Vilebrequin.

Equity loss in joint venture in the three months ended July 31, 2012 was $146,000. There was no comparable amount for the three months ended July 31, 2013 due to the sale of the Company’s interest in the joint venture that operated outlet stores under the Vince Camuto name to the Camuto Group in October 2012. The Company’s interest in this joint venture was accounted for by the equity method.

Interest and financing charges, net for the three months ended July 31, 2013, were $1.8 million compared to $1.0 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the quarter primarily due to funding higher inventory levels and additional borrowings to fund our acquisition of Vilebrequin and interest related to the notes issued in connection with that acquisition.

Income tax expense for the three months ended July 31, 2013 was $2.0 million compared to $802,000 for the same period last year. The effective tax rate was 38.0% for the three months ended July 31, 2013 and 2012.

Six months ended July 31, 2013 compared to six months ended July 31, 2012

Net sales for the six months ended July 31, 2013 increased to $576.8 million from $480.9 million in the same period last year. Net sales of licensed products increased to $383.0 million from $335.4 million as a result of an increase of $45.7 million in net sales of Calvin Klein licensed products primarily due to increases in net sales of women suits, sportswear and handbags. Net sales of non-licensed products in the six months ended July 31, 2013 were $131.1 million compared to $95.6 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of net sales of $30.6 million by Vilebrequin. Net sales of our retail operations increased to $86.3 million for the six months ended July 31, 2013 from $69.1 million in the same period last year as a result of a comparative store sales increase of 13.1%, as well as an increase in the number of stores.

Gross profit increased to $191.8 million, or 33.3% of net sales, for the six months ended July 31, 2013, from $143.5 million, or 29.8% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 27.4% in the six months ended July 31, 2013 compared to 25.9% in the same period last year. This increase is the result of improved margins with respect to sales of Calvin Klein women’s suits and women’s sportswear. The gross profit percentage in our non-licensed products segment was 33.3% in the six month period ended July 31, 2013 compared to 25.1% in the same period last year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which operates with a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment was 50.0% for the six months ended July 31, 2013 compared to 47.1% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by a higher margin product mix.

Selling, general and administrative expenses increased to $174.9 million in the six months ended July 31, 2013 from $136.1 million in the same period last year. This increase is primarily a result of increases in personnel costs ($20.9 million), facility costs ($8.2 million), advertising expenses ($2.6 million) and third party warehousing charges ($2.5 million). Personnel costs increased primarily due to the acquisition of Vilebrequin, as well as due to increases in personnel with respect to our Calvin Klein divisions and staff needed for additional outlet stores in our retail division. Facility costs increased primarily as a result of costs associated with our acquired Vilebrequin business and additional retail store leases. Advertising costs increased because sales of licensed product increased, primarily Calvin Klein, and we typically pay an advertising fee under our license agreements based on a percentage of sales of licensed products. Third party warehousing costs increased as a result of our increased shipping volume compared to the same period last year.

Depreciation and amortization increased to $6.4 million in the six months ended July 31, 2013 from $4.2 million in the same period last year primarily as a result of depreciation and amortization related to the acquisition of Vilebrequin, leasehold improvements and fixtures added for an additional showroom and office space we leased last year, as well as for retail locations added since last year.

Equity loss in joint venture in the six months ended July 31, 2012 was approximately $433,000. There was no comparable amount for the six months ended July 31, 2013 due to the sale of the Company’s interest in this joint venture to the Camuto Group in October 2012. The Company’s interest in this joint venture was accounted for by the equity method.

Interest and financing charges, net for the six months ended July 31, 2013, were $3.5 million compared to $2.1 million for the same period last year. Our interest charges were higher because of higher average borrowings under our credit facility during the period primarily as a result of higher inventory levels than in the prior year and additional borrowings to fund our acquisition of Vilebrequin and interest related to the notes issued in connection with that acquisition.

Income tax expense for the six months ended July 31, 2013 was $2.7 million compared to $282,000 for the same period last year. The effective tax rate was 38.0% for the six months ended July 31, 2013 and 2012.

Liquidity and Capital Resources

Our primary cash requirements are to fund our seasonal buildup in inventories, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our cash requirements have been borrowings under our credit facility and cash generated from operations.

At July 31, 2013, we had cash and cash equivalents of $16.5 million and outstanding borrowings of $122.1 million. At July 31, 2012, we had cash and cash equivalents of $22.7 million and outstanding borrowings of $87.0 million.

Our contingent liability under open letters of credit was approximately $22.3 million as of July 31, 2013 compared to $24.6 million as of July 31, 2012.

Credit Agreement

In August 2012, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of July 31, 2013, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $122.1 million at July 31, 2013 compared to $87.0 million payable at July 31, 2012 under the Company’s prior financing agreement.

Cash from Operating Activities

We used $58.9 million of cash in operating activities during the six months ended July 31, 2013, primarily as a result of an increase of $125.4 million in inventory and a decrease of $16.8 million in income tax payable, offset, by an increase of $76.7 million in accounts payable and accrued expenses.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter. The decrease in income taxes payable is a result of payments made for Federal, state and local income tax liabilities for our year ended January 31, 2013.

Cash from Investing Activities

We used $10.7 million of cash in investing activities in the six months ended July 31, 2013 for capital expenditures related primarily to build out costs and fixtures with respect to the addition of new outlet stores and, to a lesser extent, expansion of our distribution center in New Jersey.

Cash from Financing Activities

Cash from financing activities provided $60.2 million in the six months ended July 31, 2013, primarily as a result of $57.1 million of net borrowings under our credit agreement. We increased our borrowings primarily to pay for purchases of inventory.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements, as well as to fund any repurchase of shares we elect to make. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2013 are those that depend most heavily on these judgments and estimates. As of July 31, 2013, there have been no material changes to our critical accounting policies.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 9, 2013	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer

Date: September 9, 2013	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer

