Form 10-Q
period 2013-10-31
G III APPAREL GROUP LTD /DE/
filed 2013-12-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of December 1, 2013, there were 20,399,821 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012	January 31, 2013
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,811	$39,646	$27,360
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $60,503, $46,649 and $45,947, respectively	397,546	362,724	178,216
Inventories	323,334	307,477	280,929
Deferred income taxes, net	10,318	9,377	10,285
Prepaid expenses and other current assets	16,811	17,758	19,795
Total current assets	777,820	736,982	516,585
PROPERTY AND EQUIPMENT, NET	49,639	39,323	40,816
OTHER ASSETS	30,320	11,549	10,053
OTHER INTANGIBLES, NET	14,065	14,269	13,860
TRADEMARKS, NET	77,499	74,129	76,062
GOODWILL	55,257	58,629	60,396
	$1,004,600	$934,881	$717,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$215,782	$265,092	$65,000
Income taxes payable	30,905	27,570	12,181
Accounts payable	113,914	118,727	104,037
Accrued expenses	69,432	51,422	51,998
Total current liabilities	430,033	462,811	233,216
NOTES PAYABLE	20,287	18,633	19,778
DEFERRED INCOME TAXES, NET	20,026	14,543	14,442
DUE TO NONCONTROLLING SHAREHOLDER	4,180	2,162	2,275
CONTINGENT PURCHASE PRICE PAYABLE	5,936	5,452	5,787
OTHER NON-CURRENT LIABILITIES	18,298	12,280	13,034
TOTAL LIABILITIES	498,760	515,881	288,532

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 20,892,046, 20,590,520 and 20,616,957 shares issued	209	206	206
Additional paid-in capital	182,602	168,755	171,132
Accumulated other comprehensive income	4,769	3,557	3,523
Retained earnings	322,895	250,367	258,437
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	506,576	418,986	429,399
Noncontrolling interest	(736)	14	(159)
Total stockholders’ equity	505,840	419,000	429,240
	$1,004,600	$934,881	$717,772

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$668,702	$543,513
Cost of goods sold	441,400	353,306
Gross profit	227,302	190,207
Selling, general and administrative expenses	125,457	106,287
Depreciation and amortization	3,158	2,811
Operating profit	98,687	81,109
Equity loss in joint venture	—	273
Interest and financing charges, net	2,949	3,073
Income before income taxes	95,738	77,763
Income tax expense	36,381	29,550
Net income	59,357	48,213
Add: Loss attributable to noncontrolling interest	238	78
Income attributable to G-III	$59,595	$48,291
NET INCOME PER COMMON SHARE
Basic:
Net income per common share	$2.92	$2.41
Weighted average number of shares outstanding	20,399	20,053
Diluted:
Net income per common share	$2.85	$2.37
Weighted average number of shares outstanding	20,911	20,401
Net income attributable to G-III	$59,595	$48,291
Other comprehensive income:
Foreign currency translation adjustments	3,761	3,608
Other comprehensive income	3,761	3,608
Comprehensive income	$63,356	$51,899

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended October 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,245,476	$1,024,441
Cost of goods sold	826,361	690,702
Gross profit	419,115	333,739
Selling, general and administrative expenses	300,329	242,355
Depreciation and amortization	9,523	6,964
Operating profit	109,263	84,420
Equity loss in joint venture	—	706
Interest and financing charges, net	6,476	5,211
Income before income taxes	102,787	78,503
Income tax expense	39,059	29,831
Net income	63,728	48,672
Add: Loss attributable to noncontrolling interest	577	133
Income attributable to G-III	$64,305	$48,805
NET INCOME PER COMMON SHARE
Basic:
Net income per common share	$3.17	$2.44
Weighted average number of shares outstanding	20,290	19,971
Diluted:
Net income per common share	$3.09	$2.40
Weighted average number of shares outstanding	20,818	20,309
Net income attributable to G-III	$64,305	$48,805
Other comprehensive income:
Foreign currency translation adjustments	1,246	3,553
Other comprehensive income	1,246	3,553
Comprehensive income	$65,551	$52,358

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$63,728	$48,672
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,523	6,964
Equity based compensation	6,826	4,493
Tax benefit from exercise/vesting of equity awards	4,639	1,261
Deferred financing charges	565	280
Equity loss in joint venture	—	706
Gain on sale of joint venture interest	—	(185)
Changes in operating assets and liabilities:
Accounts receivable, net	(219,198)	(193,181)
Inventories	(42,238)	(44,005)
Income taxes, net	18,727	21,358
Prepaid expenses and other current assets	3,031	(1,742)
Other assets, net	(10,628)	(3,791)
Accounts payable, accrued expenses and other liabilities	28,849	18,911
Net cash used in operating activities	(136,176)	(140,259)
Cash flows from investing activities
Acquisition of Vilebrequin, net of cash acquired	—	(80,252)
Proceeds from equity of joint venture, net	—	1,898
Capital expenditures	(15,714)	(6,992)
Net cash used in investing activities	(15,714)	(85,346)
Cash flows from financing activities
Proceeds from notes payable, net	150,781	235,042
Noncontrolling interest investment, net	1,905	2,309
Proceeds from exercise of equity awards	1,016	1,182
Excess tax benefit from exercise/vesting of equity awards	2,526	1,720
Taxes paid for net share settlement	(1,005)	—
Net cash provided by financing activities	155,223	240,253
Effect of exchange rate changes	(882)	338
Net increase in cash and cash equivalents	2,451	14,986
Cash and cash equivalents at beginning of period	27,360	24,660
Cash and cash equivalents at end of period	$29,811	$39,646
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,120	$7,794
Income taxes	15,445	4,867

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods, footwear and cold weather accessories. The Company also operates retail stores.

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and the Company’s joint venture that operates Calvin Klein Performance retail stores in mainland China and Hong Kong, G-T (International) Fashion Company Limited (“G-T Fashion”), report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter. For example, in this Form 10-Q for the quarter ended October 31, 2013 both entities’ results are included for the three and nine month periods ended September 30, 2013.

The results for the three month and nine month periods ended October 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been reflected.

Investments in entities that the Company does not control but has the ability to exercise significant influence are accounted for using the equity method of accounting. Equity method investments are recorded initially at cost in the Consolidated Balance Sheets. Those amounts are adjusted to recognize the Company’s proportional share of the investee’s net income or loss after the date of the investment. In October 2012, the Company sold its interest in the joint venture that operated outlet stores under the Vince Camuto name, which had been accounted for by the equity method. During the first quarter of fiscal 2013, the Company entered into a joint venture to operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The Company owns 51% of this joint venture and consolidates its accounts in the Company’s financial statements. The Company’s share of net income or loss of this investment is included in the Consolidated Statements of Income.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the Securities and Exchange Commission.

Note 2 – Acquisition of Vilebrequin

In August 2012, the Company acquired all of the outstanding shares of Vilebrequin for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the aggregate consideration paid at closing, the purchase agreement provides for contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. As of the acquisition date, the estimated contingent consideration payable was $5.7 million. The dollar equivalents to the amounts in Euro set forth in this paragraph are based on the exchange rate on the date of acquisition (€1.000 equal to USD $1.242).

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.

The total consideration paid for Vilebrequin was approximately $111.7 million, including the estimated fair value of the contingent consideration at the time of acquisition. The purchase price has been allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The fair value of the contingent consideration was estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. The allocation resulted in goodwill and intangible assets in the aggregate amount of $95.6 million related to the acquisition of Vilebrequin.

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
$111,658

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method, and the Company classifies these intangibles as Level 3 fair value measurements. Identifiable intangible assets acquired include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of Vilebrequin products.

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

	October 31, 2013	October 31, 2012	January 31, 2013
	(In thousands)
Finished goods	$314,780	$299,797	$271,155
Raw materials and work-in-process	8,554	7,680	9,774
	$323,334	$307,477	$280,929

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 171,511 and 125,962 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2013, respectively. For the nine months ended October 31, 2013 and 2012, 275,089 and 245,393 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

 The reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income	$59,595	$48,291	$64,305	$48,805
Basic net income per share:
Basic common shares	20,399	20,053	20,290	19,971
Basic net income per share	$2.92	$2.41	$3.17	$2.44

Diluted net income per share:
Basic common shares	20,399	20,053	20,290	19,971
Restricted stock awards and stock options	512	348	528	338
Diluted common shares	20,911	20,401	20,818	20,309
Diluted net income per share	$2.85	$2.37	$3.09	$2.40

Note 5 – Notes Payable

In August 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of October 31, 2013, there was $222.2 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends, stock redemptions and share repurchases until February 2014, after which such payments may be made subject to compliance with certain covenants. As of October 31, 2013, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts outstanding under the Company’s credit agreement were $215.8 million at October 31, 2013 compared to $265.1 million at October 31, 2012.

In August 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued to the seller €15.0 million (approximately $18.6 million using the exchange rate on the date of acquisition) principal amount of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes, which was $20.3 million at October 31, 2013 (using the exchange rate on that date), approximated their carrying value.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company aggregates its operating divisions into three reportable segments; licensed products, non-licensed products and retail operations. The Vilebrequin business acquired in August 2012, including the retail operations conducted by Vilebrequin, is part of the non-licensed products segment. There is substantial intersegment cooperation, cost allocations and sharing of assets between the licensed and non-licensed products segments. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three month and nine month periods indicated below:

	Three Months Ended October 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$504,910	$124,965	$55,395	$(16,568)	$668,702
Cost of goods sold	348,755	81,677	27,536	(16,568)	441,400
Gross profit	156,155	43,288	27,859	—	227,302
Selling, general and administrative	76,996	24,515	23,946	—	125,457
Depreciation and amortization	538	1,716	904	—	3,158
Operating profit	$78,621	$17,057	$3,009	$—	$98,687

	Three Months Ended October 31, 2012
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$402,734	$109,450	$44,655	$(13,326)	$543,513
Cost of goods sold	270,308	73,923	22,401	(13,326)	353,306
Gross profit	132,426	35,527	22,254	—	190,207
Selling, general and administrative	67,385	19,114	19,788	—	106,287
Depreciation and amortization	539	1,579	693	—	2,811
Operating profit	$64,502	$14,834	$1,773	$—	$81,109

	Nine Months Ended October 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$887,871	$256,055	$141,742	$(40,192)	$1,245,476
Cost of goods sold	626,746	169,111	70,696	(40,192)	826,361
Gross profit	261,125	86,944	71,046	—	419,115
Selling, general and administrative	171,747	63,680	64,902	—	300,329
Depreciation and amortization	1,598	5,531	2,394	—	9,523
Operating profit	$87,780	$17,733	$3,750	$—	$109,263

	Nine Months Ended October 31, 2012
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$738,108	$205,052	$113,705	$(32,424)	$1,024,441
Cost of goods sold	518,684	145,524	58,918	(32,424)	690,702
Gross profit	219,424	59,528	54,787	—	333,739
Selling, general and administrative	149,303	38,790	54,262	—	242,355
Depreciation and amortization	1,542	3,556	1,866	—	6,964
Operating profit (loss)	$68,579	$17,182	$(1,341)	$—	$84,420

(1)	Represents intersegment sales to the Company’s retail operations.

Included in finished goods inventory at October 31, 2013 are approximately $194.3 million, $46.5 million and $74.0 million of inventories for licensed products, non-licensed products and retail operations, respectively. Included in finished goods inventory at October 31, 2012 are approximately $198.3 million, $46.5 million and $55.0 million of inventories for licensed products, non-licensed products and retail operations, respectively. Substantially all other assets are commingled.

Note 7 – Investment in Joint Ventures

During the first quarter of fiscal 2013, the Company entered into a joint venture to operate Calvin Klein Performance retail stores in mainland China and Hong Kong. The Company owns 51% of this joint venture. The joint venture began operating retail locations in major Chinese markets beginning in the third quarter of fiscal 2013. As the majority owner, the Company consolidates the accounts of this joint venture in its financial statements and the results of operations are included in the retail segment.

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

In March 2013, the FASB issued ASU 2013-04, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of February 1, 2014, the beginning of the Company’s 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Note 9 – Subsequent Events

On October 2, 2013, G-III Apparel Group, Ltd. and its indirect wholly-owned subsidiary, AM Retail Group, Inc (“AM Retail Group”) entered into an asset purchase agreement, with PVH Retail Stores LLC, PVH Corp. and PVH of Puerto Rico, Inc., providing for the sale to AM Retail Group of substantially all of the assets of the G.H. Bass & Co. business, including approximately 160 G.H. Bass & Co. outlet stores. The transaction closed on November 4, 2013 for a total purchase price of approximately $50 million in cash, subject to certain post-closing adjustments.

G.H. Bass & Co. is an iconic footwear brand that embodies classic American style. The Company sells G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. The Company also licenses the brand for the wholesale distribution of footwear.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2014 is referred to as “fiscal 2014”. Vilebrequin and G-T Fashion report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the quarter ended October 31, 2013, both entities’ results are included for the three and nine month periods ended September 30, 2013.

Various statements contained in this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	risks relating to our acquisition of Vilebrequin;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the U.S. or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts; and

•	the effect of regulations applicable to us as a U.S. public company.

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

Recent Developments

On November 4, 2013, we acquired substantially all of the assets of the G.H. Bass & Co. business, including approximately 160 G.H. Bass & Co. outlet stores, for a total purchase price of approximately $50 million in cash, subject to certain post-closing adjustments.

G.H. Bass & Co. is an iconic footwear brand known for developing the original penny loafer (known as “Weejuns”). Bass products embody classic American style by combining New England prep, rugged outdoor design and industry-renowned quality and durability. We sell G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. We also license the brand for the wholesale distribution of footwear.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, Andrew Marc and Marc New York, licensed brands and private retail labels. G-III operates retail stores under the Wilsons Leather, Vilebrequin, Calvin Klein Performance and Andrew Marc names. With the acquisition of G.H. Bass, we also sell footwear and operate retail stores under that brand.

Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic uncertainty and a slowdown in the global macroeconomic environment continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results of operations.

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

We aggregate our operating divisions into three reportable segments, licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands, as well as of the Vilebrequin business that we acquired in August 2012, including the retail operations conducted by Vilebrequin. The retail operations segment consists almost entirely of our Wilsons retail stores, as well as a limited number of Andrew Marc retail stores and Calvin Klein Performance stores. The G.H. Bass outlet stores will also be included in our retail operations segment.

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

The Vilebrequin business acquired last year provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We recently launched sun tan lotion products and a capsule collection of women’s swimwear and resort wear under the Vilebrequin brand. The G.H. Bass business acquired in November 2013 adds an iconic heritage brand to our portfolio and is a business that should integrate well into our existing retail platform.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that became effective on December 1, 2013. We launched Ivanka Trump product in the third quarter of the current fiscal 2014 year and expect to begin shipping Calvin Klein swimwear for the Spring 2014 season. Most recently we entered into a license agreement for Tommy Hilfiger women’s outerwear, which adds to our existing licenses for Tommy Hilfiger men’s outerwear and luggage. We expect to launch Tommy Hilfiger women’s outerwear for the Fall 2014 season.

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

Our retail operations segment has consisted almost entirely of our Wilsons retail store business. Substantially all of our Wilsons stores are operated as outlet stores. We believe that operation of the Wilsons stores is part of our core competency, as outerwear comprised approximately one-half of our net sales at Wilsons in fiscal 2013. As of October 31, 2013, we operated 158 Wilsons stores and 5 Andrew Marc stores. Effective November 4, 2013, we added approximately 160 G.H. Bass outlet stores to our retail segment.

In November 2011, we entered into a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We currently operate Calvin Klein Performance stores in Scottsdale, Arizona, San Francisco, California, and Las Vegas, Nevada. In March 2012, we entered into a joint venture agreement, with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. As of October 31, 2013, we operated 14 stores pursuant to this joint venture and plan to open approximately 10 additional stores by the end of our current fiscal year. We own 51% of this joint venture and consolidate its results of operations in our financial statements.

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

Results of Operations

Three months ended October 31, 2013 compared to three months ended October 31, 2012

Net sales for the three months ended October 31, 2013 increased to $668.7 million from $543.5 million in the same period last year. Net sales of licensed products increased to $504.9 million from $402.7 million primarily as a result of an increase in net sales of $80.2 million of our Calvin Klein licensed products, with the largest increases occurring in the women’s suit, women’s sportswear, women’s performance wear, handbag and men’s outerwear categories, as well as an increase of $6.9 million in net sales of our team sports apparel. Net sales of non-licensed products in the three months ended October 31, 2013 increased to $125.0 million from $109.5 million in the same period last year primarily due to an increase of $14.5 million in net sales from our Vilebrequin business as a result of including a full quarter of net sales in the current year compared to less than two months in the prior year’s quarter, as well as from new Vilebrequin stores opened during the year. Net sales of our retail operations increased to $55.4 million for the three months ended October 31, 2013 from $44.7 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 10.1%.

Gross profit increased to $227.3 million, or 34.0% of net sales, for the three months ended October 31, 2013, from $190.2 million, or 35.0% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 30.9% in the three months ended October 31, 2013 compared to 32.9% in the same period last year. The decrease in the gross profit percentage in our licensed products segment was primarily attributable to lower gross margins in our Calvin Klein women’s outerwear and dress divisions offset, in part, by improved gross margins in our Calvin Klein women’s suits division. The gross profit percentage in our non-licensed products segment was 34.6% in the three month period ended October 31, 2013 compared to 32.5% in the same period last year. This increase was primarily attributable to our Vilebrequin business, which operates with a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment was 50.3% for the three months ended October 31, 2013 compared to 49.8% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.

Selling, general and administrative expenses increased to $125.5 million, or 18.8% of net sales, in the three months ended October 31, 2013 from $106.3 million, or 19.6% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($10.8 million), facility costs ($3.7 million) and advertising costs ($3.6 million). Personnel costs increased primarily as a result of an increase in compensation related to increased profitability, our new Vilebrequin business and an increase in personnel to staff additional retail stores. Facility costs increased as a result of rent expense associated with our Vilebrequin business, as well as new leases entered into for additional retail stores. Advertising costs increased because net sales of licensed products increased. We typically pay an advertising fee and are required to participate in customer cooperative advertising under many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $3.2 million in the three months ended October 31, 2013 from $2.8 million in the same period last year primarily as a result of capital expenditures made with respect to opening additional retail stores, as well as the Vilebrequin business being included for a full quarter in the current year compared to less than two months in the prior year’s period.

Equity loss in joint venture in the three months ended October 31, 2012 was $273,000. There was no comparable amount for the three months ended October 31, 2013 due to the sale of the Company’s interest in the joint venture that operated outlet stores under the Vince Camuto name to the Camuto Group in October 2012. The Company’s interest in this joint venture was accounted for by the equity method.

Interest and financing charges, net for the three months ended October 31, 2013, were $2.9 million compared to $3.1 million for the same period last year. Our interest charges were lower because of lower average borrowings during the period compared to the same period in the prior year.

Income tax expense for the three months ended October 31, 2013 was $36.4 million compared to $29.6 million for the same period last year. The increase in income tax expense is a result of increased net income during the current year period compared to last year’s period. The effective tax rate was 38.0% for each of the three months ended October 31, 2013 and 2012.

Nine months ended October 31, 2013 compared to nine months ended October 31, 2012

Net sales for the nine months ended October 31, 2013 increased to $1.2 billion from $1.0 billion in the same period last year. Net sales of licensed products increased to $887.9 million from $738.1 million primarily as a result of an increase of $125.9 million in net sales of Calvin Klein licensed products, with the largest increases occurring in our Calvin Klein women’s suit, women’s sportswear, women’s performance wear and handbag categories. Net sales of non-licensed products in the nine months ended October 31, 2013 increased to $256.1 million from $205.1 million in the same period last year primarily due to an increase of $44.6 million in net sales from our Vilebrequin business as a result of including a full nine months of net sales in the current year compared to less than two months in the prior year’s period, as well as from new Vilebrequin stores opened during the year. Net sales of our retail operations increased to $141.7 million for the nine months ended October 31, 2013 from $113.7 million in the same period last year as a result of an increase in the number of stores, as well as a comparative store sales increase of 11.9%.

Gross profit increased to $419.1 million, or 33.7% of net sales, for the nine months ended October 31, 2013, from $333.7 million, or 32.6% of net sales, in the same period last year. The gross profit percentage for our licensed products segment was 29.4% in the nine months ended October 31, 2013 and 29.7% in the same period last year. The gross profit percentage in our non-licensed products segment was 34.0% in the nine months ended October 31, 2013 compared to 29.0% in the same period last year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which operates with a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment was 50.1% for the nine months ended October 31, 2013 compared to 48.2% for the comparable period last year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.

Selling, general and administrative expenses increased to $300.3 million, or 24.1% of net sales, in the nine months ended October 31, 2013 from $242.4 million, or 23.7% of net sales, in the same period last year. This increase is primarily a result of increases in personnel costs ($31.7 million), facility costs ($11.6 million) and advertising and promotion expenses ($6.3 million). Personnel costs increased primarily as a result of our new Vilebrequin business, an increase in compensation based on profitability and an increase in personnel to staff additional retail stores. Facility costs increased primarily as a result of rent expense associated associated with our Vilebrequin business as well as rent for additional retail stores. Advertising costs increased because net sales of licensed products increased. We typically pay an advertising fee and are required to participate in customer cooperative advertising under many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $9.5 million in the nine months ended October 31, 2013 from $7.0 million in the same period last year primarily as a result of the Vilebrequin business being included for the full nine months in the current year compared to less than two months in the prior year’s period.

Equity loss in joint venture in the nine months ended October 31, 2012 was $706,000. There was no comparable amount for the nine months ended October 31, 2013 due to the sale of the Company’s interest in the joint venture that operated outlet stores under the Vince Camuto name to the Camuto Group in October 2012. The Company’s interest in this joint venture was accounted for by the equity method.

Interest and financing charges, net for the nine months ended October 31, 2013, were $6.5 million compared to $5.2 million for the same period last year. Our interest and financing charges increased primarily due to interest charges on the promissory notes issued in connection with the acquisition of Vilebrequin, as well as higher bank fees charged with respect to our new credit agreement entered into in August 2012.

Income tax expense for the nine months ended October 31, 2013 was $39.1 million compared to $29.8 million for the same period last year as a result of higher net income in the current year. The effective tax rate was 38.0% for each of the nine months ended October 31, 2013 and 2012.

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

At October 31, 2013, we had cash and cash equivalents of $29.8 million and outstanding borrowings of $215.8 million. At October 31, 2012, we had cash and cash equivalents of $39.6 million and outstanding borrowings of $265.1 million. The principal amount of the outstanding promissory notes issued in connection with the acquisition of Vilebrequin was €15.0 million which equaled $20.3 million at October 31, 2013 and $18.6 million at October 31, 2012 based on exchange rates in effect at those dates.

Our contingent liability under open letters of credit was approximately $10.5 million as of October 31, 2013 compared to $11.7 million as of October 31, 2012.

Credit Agreement

In August 2012, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of October 31, 2013, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $215.8 million at October 31, 2013 compared to $265.1 million at October 31, 2012.

Cash from Operating Activities

We used $136.2 million of cash in operating activities during the nine months ended October 31, 2013, primarily as a result of an increase of $219.2 million in accounts receivable and $42.2 million in inventories, offset, in part, by our net income of $63.7 million, an increase in accounts payable and accrued expenses of $28.8 million and an increase in income taxes payable of $18.7 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter resulting in the increase in accounts receivable during the third quarter. The increase in income taxes payable is a result of an increase in pre-tax income.

Cash from Investing Activities

We used $15.7 million of cash in investing activities in the nine months ended October 31, 2013 for capital expenditures primarily related to build out costs and fixtures with respect to the addition of new retail stores, the expansion of one of our distribution centers in New Jersey and fixturing costs at department stores.

Cash from Financing Activities

Cash from financing activities provided $155.2 million in the nine months ended October 31, 2013, primarily as a result of $150.8 million of net borrowings under our credit agreement. We increased our borrowings primarily to pay for purchases of inventory.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2013 are those that depend most heavily on these judgments and estimates. As of October 31, 2013, there have been no material changes to our critical accounting policies.

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

On November 4, 2013, we acquired the business of G.H. Bass & Co. We expect to exclude G.H. Bass from the conclusion on the effectiveness of our internal controls over financial reporting as of January 31, 2014.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 9, 2013	By:	/s/ Morris Goldfarb
Morris Goldfarb Chief Executive Officer

Date: December 9, 2013	By:	/s/ Neal S. Nackman
Neal S. Nackman Chief Financial Officer

