Form 10-K
period 2014-01-31
G III APPAREL GROUP LTD /DE/
filed 2014-03-31
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended January 31, 2014
OR
☐
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from            to
Commission file number 0-18183
G-III APPAREL GROUP, LTD.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 512 Seventh Avenue, New York, New York (Address of principal executive offices)	41-1590959 (I.R.S. Employer Identification No.) 10018 (Zip Code)

Registrant’s telephone number, including area code:
(212) 403-0500
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 31, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $881,842,798.
The number of outstanding shares of the registrant’s Common Stock as of March 28, 2014 was 20,509,166.
Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 10, 2014, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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
•
  risks relating to our retail business;
•
  risks relating to our Vilebrequin and G.H. Bass businesses;
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

ITEM 1.    BUSINESS.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2014 is referred to as “fiscal 2014.”
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, licensed brands and private retail labels.
G-III sells swimwear, resort wear and related accessories under our own Vilebrequin brand and footwear, apparel and accessories under our own Bass and G.H. Bass brands. We also sell a variety of apparel products under our other owned brands that include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet.
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
We also work with a diversified group of retailers, such as JC Penney, Express, and Kohl’s, in developing private label product lines.
We provide high quality apparel under recognized brands to a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Neiman Marcus, Saks Fifth Avenue, Lord & Taylor, The Bon-Ton Stores, Dillard’s and JC Penney. We distribute our products through a diverse mix and a large number of retailers at a variety of price points, as well as through our own retail stores.
As of January 31, 2014, we operated 426 retail stores, of which 165 are operated under the Wilsons Leather name, 156 are operated under the G.H. Bass name, 5 are operated under our Andrew Marc brand and 70 are Vilebrequin retail stores. Substantially all of our Wilsons, G.H. Bass and Andrew Marc stores are operated as outlet stores. We also operate retail stores under the licensed Calvin Klein Performance brand. As of January 31, 2014, 3 of these stores are located in the United States and 27 are located in China.
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.
In November 2013, we acquired the business of G.H. Bass & Co., a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). Bass footwear, apparel and accessories are sold primarily through our G.H. Bass outlet stores located in the United States. The brand is also licensed for the wholesale distribution of men’s and women’s footwear and men’s sportswear.
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that Vilebrequin is capable of significant worldwide expansion.
We have three reportable segments, licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands. The retail operations segment consists primarily of our Wilsons and G.H. Bass stores, as well as a limited number of Andrew Marc retail stores and Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.

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
Broad portfolio of recognized brands.    We have built a broad and deep portfolio of over 40 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Vilebrequin, Bass, G.H. Bass, Andrew Marc, Marc New York and Eliza J. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.
We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women’s	Men’s	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Guess	Guess	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole NY	Kenneth Cole NY	Touch by Alyssa Milano
Reaction Kenneth Cole	Reaction Kenneth Cole	Collegiate Licensing Company
Cole Haan	Cole Haan	Major League Soccer
Levi’s	Levi’s
Vince Camuto	Vince Camuto
Tommy Hilfiger	Tommy Hilfiger
Jessica Simpson	Dockers
Ivanka Trump
Jones New York
Nine West
Ellen Tracy
Kensie
Mac & Jac
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Vilebrequin	Vilebrequin
Bass	Bass
G.H. Bass	G.H. Bass
Black Rivet	Black Rivet
Wilsons	Wilsons
Eliza J
Jessica Howard

Diversified distribution base.    We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 3,100 customers, including a cross section of retailers such as Macy’s, Nordstrom, Saks Fifth Avenue, Lord & Taylor, Dillard’s, JC Penney, TJX Companies and Ross Stores, and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons and Andrew Marc retail stores provide an additional distribution network for our products. We distribute our Vilebrequin products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution, and distribute our Bass and G.H. Bass products through our outlet stores and through licensees.
Superior design, sourcing and quality control.    Our in-house design and merchandising team designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We believe that our creative design team and our sourcing expertise give us an advantage in product development. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a quality control team and a sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our acquisition of Vilebrequin added experienced design capability and additional sourcing resources in Europe. With its distinctive product design and construction, Vilebrequin, unlike the rest of our business, relies on two manufacturers for the substantial majority of its product.
Leadership position in the wholesale business.    As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, manufacturing and marketing apparel have enabled us to build strong customer relationships. Our reputation and relationships, as well as the design skill demonstrated by our in-house team, provided us with the ability to become one of the leading dress suppliers in the United States over the past several years. We have also expanded into women’s performance wear and other apparel categories, as well as to non-apparel categories such as luggage, handbags, small leather goods and accessories.
Experienced management team.    Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman, Chief Executive Officer and President, has been with us for almost 40 years. Sammy Aaron, our Vice Chairman, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 15 years and Neal S. Nackman, our Chief Financial Officer, has been with us for over 10 years. Each of our executive officers has over 30 years of experience in the apparel business.
Growth Strategy
Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:
Execute diversification initiatives.    We are continually seeking opportunities to produce products for all seasons as we attempt to reduce our dependence on our third fiscal quarter for a significant portion of our net sales and our net income. We have initiated the following diversification efforts:
•
  In November 2013, we acquired G.H. Bass, a well-known heritage brand that sells footwear, apparel and accessories. This acquisition continued the diversification of our product offerings and expanded the scope of our retail business that started with our acquisition of Wilsons in 2008. We expect to apply the expertise of our Wilsons team to the operations of the G.H. Bass business and be able to leverage the infrastructure at Wilsons to benefit Bass.

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
•
  We have continually expanded our relationship with Calvin Klein. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. Between 2005 and 2011, we added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, women’s handbags and small leather goods and luggage, as well as to operate Calvin Klein Performance retail stores in the United States and China. In April 2013, we added a license for Calvin Klein men’s and women’s swimwear that became effective as of December 1, 2013. Most recently, in March 2014, the current term of each of our Calvin Klein license agreements was extended to December 31, 2023.
•
  In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand including women’s sportswear, dresses, women’s suits and women’s outerwear. We began shipping Ivanka Trump products in the third quarter of fiscal 2014 and believe this line has excellent potential for expansion.
Continue to grow our apparel business.    We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business. Specifically, our Calvin Klein men’s and women’s businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Our acquisition of Andrew Marc added two well-known proprietary brands in the men’s and women’s apparel market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands. More recently, we added licenses for a variety of apparel products under the Kensie and Ivanka Trump brands and for women’s outerwear under the Tommy Hilfiger brand.
Add new product categories.    We have been able to leverage our expertise and experience in the apparel business, our relationships with our licensors and our sourcing capabilities to expand our licenses to new product categories such as dresses, sportswear, women’s suits, women’s performance wear and men’s and women’s swimwear. We expanded our licenses with Calvin Klein beyond apparel categories to include luggage, women’s handbags, small leather goods and cold weather accessories. In addition, we added luggage to the products we sell under the Tommy Hilfiger brand and added swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin. Most recently, our acquisition of G.H. Bass added footwear to our product mix. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.
Seek attractive acquisitions.    We plan to pursue acquisitions of complementary product lines and businesses. We continually review acquisition opportunities. Most recently, we acquired G.H. Bass, a well-known heritage brand that operates over 150 outlet stores, and Vilebrequin, which provides us with a premier brand selling status products worldwide. As a result of other acquisitions, we added name-brand licenses, including Calvin Klein, Guess?, Ellen Tracy, Tommy Hilfiger, Levi’s and Dockers, as well as proprietary labels and private label programs. We acquired our Jessica Howard and Eliza J dress businesses and Andrew Marc, each of which added to our portfolio of proprietary brands. We also acquired the Wilsons Leather outlet store business. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.
Products — Development and Design
G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail sales prices. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market footwear and accessories including luggage, women’s handbags, small leather goods and cold weather accessories.
G-III’s licensed apparel consists of both women’s and men’s products. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

Our Vilebrequin line of swimwear, resort wear and related accessories is sold through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. Our Bass and G.H. Bass footwear, apparel and accessories are sold in our outlet stores and through licensees. The Andrew Marc line of women’s and men’s luxury apparel is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear is sold to upper tier stores. Eliza J is a better dress line that sells to better department and specialty stores. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. The Black Rivet line of apparel consists of women’s and men’s outerwear. We sell men’s team sports-related apparel under our G-III Sports by Carl Banks label.
We also work with a diversified group of retail chains, such as JC Penney, Express and Kohl’s, in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.
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
Our design personnel meet regularly with our sales and merchandising departments, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East. Our designers present sample items along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.
Licensing
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and in November 2013, we expanded our relationship with Tommy Hilfiger to include a license for women’s outerwear. In April 2013, we entered into a license for Calvin Klein men’s and women’s swimwear that became effective on December 1, 2013.
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand. In March 2014, the current term of each of these ten license agreements was extended to December 31, 2023.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.

License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s dresses)	December 31, 2023	None
Calvin Klein (Women’s suits)	December 31, 2023	None
Calvin Klein (Women’s performance wear)	December 31, 2023	None
Calvin Klein (Women’s better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women’s performance retail)	December 31, 2023	None
Calvin Klein (Men’s and women’s swimwear)	December 31, 2023	None
Cole Haan (Men’s and women’s outerwear)	January 31, 2016	None
Dockers (Men’s outerwear)	November 30, 2017	None
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2018	December 31, 2021
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018	December 31, 2023
Jessica Simpson (Women’s dresses)	January 31, 2017	January 31, 2020
Jessica Simpson (Women’s outerwear)	December 31, 2014	December 31, 2017
Jones New York (Women’s outerwear)	January 31, 2015	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2015	None
Kensie/Mac & Jac (Women’s sportswear, dresses, suits, active wear and sweaters)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s cold weather accessories)	January 31, 2017	January 31, 2022
Kensie/Mac & Jac (Women’s handbags)	January 31, 2017	January 31, 2022
Levi’s (Men’s and women’s outerwear)	November 30, 2017	None
Tommy Hilfiger (Men’s outerwear)	March 31, 2016	None
Tommy Hilfiger (Luggage)	December 31, 2014	None
Tommy Hilfiger (Women’s outerwear)	December 31, 2016	None
Vince Camuto (Women’s dresses)	December 31, 2014	December 31, 2017
Vince Camuto (Men’s outerwear)	December 31, 2014	December 31, 2017
Team Sports Licenses
Collegiate Licensing Company	March 31, 2016	None
Major League Baseball (Men’s)	October 31, 2014	None
Major League Baseball (Ladies)	October 31, 2014	None
National Basketball Association	September 30, 2017	None
National Football League	March 31, 2017	None
National Hockey League	June 30, 2016	None

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products. If we do not satisfy any of these requirements or otherwise fail to meet our obligations under a license agreement, a licensor usually will have the right to terminate our license. License agreements also typically restrict our ability to assign or transfer the agreement without the prior written consent of a licensor and generally provide that a change in control, including as a result of the acquisition of us by another company, is considered to be a transfer of the license agreement that would give a licensor the right to terminate the license unless it has approved the transaction.
Our ability to renew the current term of a license agreement may be subject to the discretion of the licensor or to attaining minimum sales and/or royalty levels and to our compliance with the provisions of the agreement. We believe that brand owners are looking to consolidate the number of licensees they engage to develop product and to choose licensees who have a successful track record of developing brands. We continue to seek other opportunities to enter into license agreements in order to expand our product offerings under well-known labels and broaden the markets that we serve.
Revenues from the sale of licensed products accounted for 64.1% of our net sales in fiscal 2014 compared to 67.3% of our net sales in fiscal 2013 and 65.5% of our net sales in fiscal 2012.
Proprietary Brands
Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J, Black Rivet and Jessica Howard. Most recently, we acquired G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide.
Andrew Marc and Marc New York provide us with upscale company-owned brands. We utilize our own in-house capabilities to create our core women’s and men’s outerwear, women’s performance wear and handbags, as well as a women’s dress line for Marc New York.
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
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. We believe that Vilebrequin is capable of significant worldwide expansion. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States.
Vilebrequin’s iconic designs and reputation are linked to its Cote d’Azur heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, quick drying fabric and well-designed cut.
In addition to swimwear, Vilebrequin sells a line of resort wear products, including shirts, T-shirts, Bermuda shorts and trousers, and related accessories, including hats, beach and travel bags, beach towels and sunglasses. Vilebrequin recently introduced sun care products and sandals and an improved collection of women’s swimwear and resort wear.
Our acquisition of Vilebrequin provides us with a premier brand selling status products worldwide. We believe that Vilebrequin is a powerful brand and expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

Revenues from the sale of non-licensed products includes revenues from our proprietary brands, other than Wilsons and G.H. Bass which are part of our retail operations segment, accounted for 19.2% of our net sales in fiscal 2014 compared to 19.3% of our net sales in fiscal 2013 and 21.6% of our net sales in fiscal 2012.
Retail Operations
We are a national retailer of outerwear, footwear, apparel and accessories in the U.S. As of January 31, 2014, our retail operations segment consisted of 329 retail stores in 41 states and Puerto Rico, of which 165 are stores operated under the Wilsons Leather name, 156 are stores operated under our G.H. Bass brand, 5 stores are operated under our Andrew Marc brand and 3 stores are operated under the licensed Calvin Klein Performance brand. Substantially all of our Wilsons, G.H. Bass and Andrew Marc stores are operated as outlet stores and located in larger outlet centers with Wilsons’ stores averaging approximately 3,800 square feet and G.H. Bass stores averaging approximately 6,300 square feet. At January 31, 2014, we operated 18 full price Wilsons retail stores and currently plan to open approximately 9 new Wilsons stores in fiscal 2015.
Our Wilsons retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons stores includes products primarily manufactured by us and accessories which are purchased primarily from third parties. Merchandise for our Wilsons stores is shipped directly from domestic merchandise vendors or overseas manufacturers to our retail distribution center located in Brooklyn Park, Minnesota. Merchandise is shipped from our Brooklyn Park, Minnesota distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.
In November 2013, we acquired G.H. Bass & Co., a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). Bass products embody classic American style by combining New England prep, rugged outdoor design and industry-renowned quality and durability. Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. We sell Bass products primarily through outlet stores located in the United States. We currently plan to open approximately 3 new G.H. Bass stores in fiscal 2015. We also license the brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear.
We have a license agreement to operate Calvin Klein Performance retail stores in the United States and China. We currently operate Calvin Klein Performance stores in Scottsdale, Arizona, San Francisco, California and Las Vegas, Nevada. We have a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in China and Hong Kong. G-III has a 51% ownership interest in the joint venture which began operating retail locations in major Chinese markets in Fall 2012. As of January 31, 2014, we operated 27 Calvin Klein Performance stores in China and expect to open approximately 15 additional stores in fiscal 2015.
Revenues from our retail operations accounted for 16.7% of our net sales in fiscal 2014 compared to 13.4% of our net sales in fiscal 2013 and 12.8% of our net sales in fiscal 2012.
Manufacturing and Sourcing
G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, Pakistan, Bangladesh, the Philippines, India, Thailand, and Central and South America. Vilebrequin’s products are manufactured primarily in Italy and Bulgaria. A small portion of our garments are manufactured in the United States.
We currently have representative offices in Hangzhou, Nanjing and Qingdao, China. These offices act as our liaison with manufacturers in the Far East. As of January 31, 2014, we had 234 employees in these representative offices.
G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. These personnel in our liaison offices assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2014, we had 15 employees in our Hong Kong office.
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
Marketing and Distribution
G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 3,100 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our Wilson’s Leather, G.H. Bass, Andrew Marc and Vilebrequin websites.
Sales to our 10 largest customers accounted for 61.3% of our net sales in fiscal 2014 compared to 63.7% of our net sales in fiscal 2013 and 63.3% of our net sales in fiscal 2012. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 21.0% of our net sales in fiscal 2014, 21.3% of our net sales in fiscal 2013 and 18.7% of our net sales in fiscal 2012. Sales to the Marmaxx Group, which includes sales to the T.J. Maxx and Marshalls store chains, accounted for 9.6% of our net sales in fiscal 2014, 9.5% of our net sales in fiscal 2013 and 12.3% of our net sales in fiscal 2012. The loss of either of these customers, or a significant reduction in purchases by these customers, could have a material adverse effect on our results of operations.
A substantial majority of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 11.0% of our net sales in fiscal 2014.
G-III’s products are sold primarily through a direct sales force consisting of 166 employees at January 31, 2014. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Sales outside of the United States are managed by two salespeople in our China office. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada. Vilebrequin sells its products through a network of owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.
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
Wilsons Leather and G.H. Bass marketing efforts are primarily focused on increasing store traffic. This goal is mainly accomplished through local advertising and mall marketing along with marketing initiatives through the Internet, social media and public relations support.
Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints, and expanding the range of its products, while maintaining the core collection. Besides its traditional advertising networks (print, outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement and public relations.
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
Seasonality
Retail sales of outerwear and other apparel have traditionally been seasonal in nature. In prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 57% of our net sales in fiscal 2014, 58% of our net sales in fiscal 2013 and 60% of our net sales in fiscal 2012. Our Wilsons and G.H. Bass retail businesses are also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of their sales and operating income. As a result, we are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and almost all of our net income for the foreseeable future.
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
Trademarks
We own the trademarks used by us in connection with our non-licensed products, as well as some of the trademarks used in our retail operations segment, and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed product segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Vilebrequin, Bass, G.H. Bass, Wilsons, Andrew Marc, Marc New York, Eliza J, Black Rivet and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products, as well as for retail services.
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
Employees
As of January 31, 2014, we had 6,631 employees, of whom 341 worked in executive or administrative capacities, 725 worked in design, merchandising and sourcing, 721 worked in warehouse and distribution facilities, 166 worked in wholesale sales, and 4,678 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 1,781 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.
We are a party to agreements with two labor unions. One agreement covers approximately 456 of our full-time employees as of January 31, 2014 and is currently in effect through November 15, 2014. The other agreement covers approximately 10 full-time employees of our Andrew Marc division and is currently in effect through December 31, 2014.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	63	Chairman of the Board, Chief Executive Officer, President and Director
Sammy Aaron	54	Vice Chairman and Director
Wayne S. Miller	56	Chief Operating Officer and Secretary
Neal S. Nackman	54	Chief Financial Officer and Treasurer

Morris Goldfarb is our Chairman of the Board, Chief Executive Officer and President, as well as one of our directors. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974. Mr. Goldfarb is a director of Oppenheimer Holdings Inc. and RLJ Entertainment, Inc.
Sammy Aaron has been our Vice Chairman, as well as one of our directors, since we acquired the Marvin Richards business in July 2005. Mr. Aaron is the Chief Executive Officer of our Calvin Klein divisions. Prior to joining G-III, he served as the President of Marvin Richards from 1998 until July 2005.
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
Risk Factors Relating to Our Licensed and Non-Licensed Products Business
The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.
We are dependent on sales of licensed product for a substantial portion of our revenues. In fiscal 2014, net sales of licensed product accounted for 64.1% of our net sales compared to 67.3% of our net sales in fiscal 2013 and 65.5% of our net sales in fiscal 2012.
We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products. If we do not satisfy any of these requirements or receive approval with respect to a restricted transaction, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.
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
Any adverse change in our relationship with PVH Corp. would have a material adverse effect on our results of operations.
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH Corp. Sales of Calvin Klein product constitute a majority of our sales of licensed products. Any change by PVH in the marketing of products sold under the Calvin Klein label or any adverse change in the consumer’s perception of the Calvin Klein brand could have a material adverse effect on our results of operations. We have three license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. Any adverse change in our relationship with PVH would have a material adverse effect on our results of operations.

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
Our 10 largest customers, all of which are department or discount store groups, accounted for approximately 61.3% of our net sales in fiscal 2014, 63.7% of our net sales in fiscal 2013 and 63.3% of our net sales in fiscal 2012, with the Macy’s Inc. group accounting for approximately 21.0% of our net sales in fiscal 2014. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.
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

Risks Relating to Our Retail Business
The expansion of our retail business through the acquisition of G.H. Bass involves significant costs and uncertainties. We will need to improve the results of operations of the G.H. Bass outlet stores in order for these stores to operate profitably for us.
In November 2013, we acquired the G.H. Bass business, which included the operation of 156 outlet stores as of January 31, 2014. Managing the Bass outlet stores requires the expenditure of our time and resources. Prior to our acquisition of the G.H. Bass outlet stores, these stores as a whole were experiencing declines in comparable stores sales, sales per square foot and gross margins. We will need to improve store operations and change the product mix offered at these stores in order for these stores to operate profitably for us. We had no experience operating a retail chain that is primarily known for footwear prior to this acquisition and cannot be sure we will be able to improve the operations of these stores. If we cannot improve the results of operations of these stores sufficiently for them to be profitable, this acquisition could have a material adverse effect on our results of operations.
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
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. While we have operated outlet stores for several years, we had not previously operated a full price retail chain that includes both owned and franchised stores. Our success with Vilebrequin will be dependent, in part, on our ability to protect and enhance the reputation and status of the Vilebrequin brand. In addition, Vilebrequin’s key swimwear products have a distinctive design and construction utilizing a specialized fabric. As a result, Vilebrequin sources a significant majority of its product with only two manufacturers. Any disruption in the operations of these manufacturers could create an inability to supply required goods to our stores or to our wholesale customers in a timely fashion or without a significant delay, as we may not be able to quickly find another manufacturer that can meet Vilebrequin’s production requirements. Managing the Vilebrequin business will require the expenditure of a significant amount of our time and resources. Operation of an international retail and wholesale business could divert our management’s time and resources from our core domestic business and could negatively impact our results of operations.
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
Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. With the acquisition of Vilebrequin, we have significantly expanded our presence in the European market. Recently, the economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, as well as overall weak economic performance within the European market. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.
We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.
We have foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly any strengthening of the U.S. dollar relative to the Euro) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar and Chinese Renminbi) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
Certain of our foreign operations purchase products from suppliers denominated in U.S. dollars and Euros, which may expose such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Euro. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors purchase and sell products in the same market and the cost of certain items required in our operations. In addition, certain of our foreign operations have receivables or payables denominated in currencies other than their functional currencies, which exposes such operations to foreign exchange losses as a result of foreign currency fluctuations. Such fluctuations in foreign currency exchange rates could have an adverse effect on our business, results of operations and financial condition.
Risk Factors Relating to the Operation of Our Business
If we lose the services of our key personnel, our business will be harmed.
Our future success depends on Morris Goldfarb, our Chairman, Chief Executive Officer and President, and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals could also adversely affect us.
We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.
Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition, such as our recent acquisitions of G.H. Bass and Vilebrequin.
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
The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support our growth is our line of credit which currently extends to August 2017. Our need for working capital has increased significantly as a result of our seven acquisitions since July 2005, our addition of new licenses and the expansion of our business. The maximum available under our line of credit has increased from $110 million prior to our acquisitions in July 2005 to its current level of $450 million, which resulted from a new credit agreement that increased our maximum availability by $150 million at the time we acquired Vilebrequin in August 2012. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.
Our business is highly seasonal. Our results of operations may suffer in the event that the weather is unusually warm during the peak selling season.
Retail sales of apparel have traditionally been seasonal in nature. In prior years we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 57% of our net sales in fiscal 2014, 58% of our net sales in fiscal 2013 and 60% of our net sales in fiscal 2012. Our Wilsons and G.H. Bass retail businesses are also highly seasonal, with the third and fourth fiscal quarters accounting for a significant majority of their sales and operating income. As a result, we are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and almost all of our net income for the foreseeable future.
Extreme or unseasonable weather conditions could adversely affect our business.
Extreme weather events and changes in weather patterns can influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. If severe weather events were to force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or e-commerce customers. If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations.
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
An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear, sportswear and men’s and women’s swimwear, as well as luggage and women’s handbags and small leather goods. In August 2012, we acquired Vilebrequin, a manufacturer of swimwear, resort wear and related accessories and, in November 2013, we acquired, G.H. Bass, a manufacturer of footwear. We had limited prior experience designing, manufacturing and marketing these types of products. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sales or that sales that are generated will be sufficient to cover our expenditures.
We are subject to the risk of inventory loss and theft.
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet the demands of our wholesale and retail customers without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot be certain you that we will continue to be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.
We have experienced inventory shrinkage in the past, and we cannot be certain that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.
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
We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices employed by factories that manufacture product for us. Any failure by these manufacturers to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States and the potential negative publicity relating to any of these events, could result in a violation by us of our license agreements and harm us and our reputation. In addition, a manufacturer’s failure to comply with safety or content regulations and standards could result in substantial liability and harm to our reputation.
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
The protection of customer, employee, and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. Our business involves the receipt and storage of personal information about customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers and damage our reputation, which could adversely affect our business, revenues and competitive position. Our use of personal information is regulated at the international, federal and state levels. The regulatory environment surrounding information security and privacy is increasingly demanding. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we fail to comply with these laws and regulations, we could be subjected to legal risk.
Risk Factors Relating to the Economy and the Apparel Industry
Recent and future economic conditions, including volatility in the financial and credit markets, may adversely affect our business.
Economic conditions have affected, and in the future may adversely affect, the apparel industry and our major customers. Recent conditions have led to a reduction in overall consumer spending, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to sell fewer products to that customer or to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.
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
As of January 31, 2014, we were in compliance with the financial covenants in our credit agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economic climate could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.
The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.
The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear, footwear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.
The competitive nature of our industry may result in lower prices for our products and decreased gross profit margins.
The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, footwear and accessories, including distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by a number of competitive factors including style, price, quality, brand recognition and reputation, product appeal and general fashion trends.
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
Fuel prices have increased significantly at times during the past few years, and continued at relatively high levels in fiscal 2014. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel and accessories. In addition, higher fuel prices have caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.
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
Other Risks Relating to Ownership of Our Common Stock
Our Chairman, Chief Executive Officer and President may be in a position to control matters requiring a stockholder vote.
As of March 31, 2014, Morris Goldfarb, our Chairman, Chief Executive Officer and President, beneficially owned approximately 12.0% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.
The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.
Between February 1, 2011 and March 31, 2014, the market price of our common stock has ranged from a low of $17.31 to a high of $77.22 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:
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
The internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.
The new SEC conflict minerals disclosure rules are complex and compliance with the rules could be difficult.
We are subject to recently adopted SEC disclosure obligations relating to our use of so-called “conflict minerals” such as columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a number of our products. The disclosure obligations are complex, and there is little formal guidance with respect to their application. Under the rules as adopted, the first reports under these disclosure obligations are due to be filed with the SEC no later than May 2014 with respect to our activities during 2013, unless a current legal challenge to the validity of these rules is upheld.
Although we expect to be able to file the required report on time if required to do so, the preparation of our report is dependent upon the implementation of new systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC’s requirements, we could face both reputational and SEC enforcement risks.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.   PROPERTIES.
Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five year renewal option. We currently lease approximately 149,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $5.7 million in fiscal 2015. We have a lease for an additional space of approximately 3,500 square feet in this building which expires in June 2017. The rent for this space is approximately $130,000 for fiscal 2015.
We have a lease for a warehouse and distribution facility, located in Secaucus, New Jersey, through May 2014 covering an aggregate of approximately 205,000 square feet. The rent through May 2014 is approximately $341,000. We have not renewed this lease and will be closing this facility which is being replaced by third party warehousing facilities and, to some extent, by our distribution center in South Brunswick, New Jersey.
We have a lease for a distribution center in South Brunswick, New Jersey through January 2025. This facility contains approximately 305,000 square feet of space which is used by us for product distribution.
We have a lease for a distribution center in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is approximately $2.1 million for fiscal 2015.
A majority of the finished goods for our licensed and non-licensed products segments is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.
In connection with our retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 301,000 square feet at an aggregate annual rent of approximately $1.2 million. This lease was extended through April 2022 pursuant to an amendment that increased space at the facility by approximately 102,000 square feet with an aggregate annual rent of approximately $394,000 for fiscal 2015.
As of January 31, 2014, we operated 426 leased store locations, of which 165 are Wilsons retail stores, 156 are G.H. Bass retail stores, 70 are Vilebrequin retail stores, 5 are Andrew Marc retail stores, and 30 are Calvin Klein Performance retail stores.
Most leases for retail stores require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between 5 and 10 years in duration.
Our leases expire at varying dates through 2024. During fiscal 2014, excluding the 156 leases assumed in connection with our acquisition of G.H. Bass, we entered into 27 new store leases, renewed 17 store leases and terminated or allowed to expire 5 store leases. The majority of our stores, other than certain Vilebrequin stores, are located in the United States. Vilebrequin has 48 stores located in Europe, 18 stores located in the U.S. and 4 stores located in Asia. In addition to these stores, as of January 31, 2014, our joint venture in China operated 27 Calvin Klein Performance stores.

The following table indicates the periods during which our retail leases expire.

Fiscal Year Ending	Number of Stores
2015	91
2016	75
2017	69
2018	42
2019 and thereafter	149
Total	426

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

	High Prices	Low Prices
Fiscal 2013
Fiscal Quarter ended April 30, 2012	$29.62	$23.07
Fiscal Quarter ended July 31, 2012	$27.18	$21.84
Fiscal Quarter ended October 31, 2012	$39.50	$23.04
Fiscal Quarter ended January 31, 2013	$39.38	$31.52
Fiscal 2014
Fiscal Quarter ended April 30, 2013	$41.14	$34.86
Fiscal Quarter ended July 31, 2013	$52.56	$39.55
Fiscal Quarter ended October 31, 2013	$59.23	$44.80
Fiscal Quarter ended January 31, 2014	$74.88	$53.42
Fiscal 2015
Fiscal Quarter ending April 30, 2014 (through March 28, 2014)	$77.22	$64.00

The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on March 28, 2014 was $69.73 per share.
On March 28, 2014, there were 30 holders of record and, we believe, approximately 5,400 beneficial owners of our Common Stock.
Dividend Policy
Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Our credit agreement prohibited payments for cash dividends and the repurchase of our shares until February 2014, after which such payments may be made subject to compliance with certain covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Consolidated Financial Statements.
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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P Textiles Index, and assumes an investment of $100 on January 31, 2009 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P Textile Index.
G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2009 — January 31, 2014)

ITEM 6.   SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below as of and for the years ended January 31, 2010, 2011, 2012, 2013 and 2014, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2010, 2011 and 2012, and our audited consolidated statements of income for the years ended January 31, 2010 and 2011 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
The operating results of G.H. Bass have been included in our financial results since November 4, 2013, the date of acquisition.
The operating results of Vilebrequin have been included in our financial statements since August 7, 2012, the date of acquisition. Each of Vilebrequin and G-T (International) Fashion Company Limited, our joint venture that operates Calvin Klein Performance stores in China, reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2014, Vilebrequin’s and G-T Fashion’s results are included for the year ended December 31, 2013.

	Consolidated Income Statement Data Year Ended January 31,
	2010	2011	2012	2013	2014
Net sales	$800,864	$1,063,404	$1,231,201	$1,399,719	$1,718,231
Cost of goods sold	533,996	712,359	860,485	948,082	1,132,598
Gross profit	266,868	351,045	370,716	451,637	585,633
Selling, general and administrative expenses	205,281	248,380	277,019	341,242	440,506
Depreciation and amortization	5,380	5,733	7,473	9,907	13,676
Operating profit	56,207	96,932	86,224	100,488	131,451
Equity loss in joint venture	—	—	1,271	719	—
Interest and financing charges, net	4,705	4,027	5,713	7,764	9,223
Income before income taxes	51,502	92,905	79,240	92,005	122,228
Income tax expense	19,784	36,223	29,620	35,436	45,826
Net income	31,718	56,682	49,620	56,569	76,402
Add: Loss attributable to noncontrolling interest	—	—	—	306	958
Net income attributable to G-III	$31,718	$56,682	$49,620	$56,875	$77,360
Basic earnings per share	$1.87	$2.96	$2.51	$2.84	$3.81
Weighted average shares outstanding — basic	16,990	19,175	19,796	20,006	20,323
Diluted earnings per share	$1.83	$2.88	$2.46	$2.80	$3.71
Weighted average shares outstanding — diluted	17,358	19,705	20,192	20,280	20,864

	Consolidated Balance Sheet Data As of January 31,
	2010	2011	2012	2013	2014
Working capital	$174,082	$239,494	$288,259	$283,369	$344,964
Total assets	332,015	447,921	546,103	717,772	830,897
Short-term debt	—	—	30,050	65,000	48,843
Long-term debt	—	—	—	19,778	20,560
Total stockholders’ equity	232,210	303,494	357,972	429,240	521,996

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2014 is referred to as “fiscal 2014.”
The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, G.H. Bass, Bass, Andrew Marc and Marc New York, licensed brands and private retail labels. As of January 31, 2014, G-III operated 426 retail stores, of which 165 are operated under our Wilsons Leather name, 156 are operated under our G.H. Bass brand, 70 are operated under our Vilebrequin brand, 5 are operated under our Andrew Marc brand, and 30 are operated under the licensed Calvin Klein Performance brand.
While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 63.3% of our net sales in fiscal 2012, 63.7% of our net sales in 2013 and 61.3% of our net sales in fiscal 2014.
Our business is dependent on, among other things, retailer and consumer demand for our products. We believe that economic conditions continue to negatively impact the level of consumer spending for discretionary items. The current uncertain economic environment has been characterized by a decline in consumer discretionary spending that may affect retailers and sellers of consumer goods, particularly those whose goods are viewed as discretionary purchases, such as fashion apparel and related products, such as ours. We cannot predict the direction in which the current economic environment will move. Continued uncertain macroeconomic conditions may have a negative impact on our results of operations.
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
We have three reportable segments: licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and private label brands. The retail operations segment consists almost entirely of the operations of our Wilsons and G.H. Bass stores, as well as a limited number of Andrew Marc stores and Calvin Klein Performance stores.
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
In November 2013, we acquired the business of G.H. Bass & Co., a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. We also license the brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores.
The Vilebrequin business acquired last year provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We recently introduced sun care products and sandals, and an improved collection of women’s swimwear and resort wear under the Vilebrequin brand. The G.H. Bass business acquired in November 2013 adds a well-known heritage brand to our portfolio and is a business that we expect will integrate well into our existing retail platform.
The sale of licensed product has been a key element of our business strategy for many years. Sales of licensed product accounted for 64.1% of our net sales in fiscal 2014, 67.3% of our net sales in fiscal 2013 and 65.5% of our net sales in fiscal 2012.
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
In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand. We began shipping Ivanka Trump apparel in the third quarter of fiscal 2014.
In April 2013, we entered into a license agreement for men’s and women’s swimwear under the Calvin Klein brand. This license agreement became effective as of December 1, 2013 and we began shipping swimwear under this agreement for the Spring 2014 season.
In November 2013, we expanded our relationship with Tommy Hilfiger by adding a license for women’s outerwear, our third license for this brand. We expect to begin shipping women’s outerwear under this agreement for Fall 2014.
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
Our retail operations segment consists almost entirely of our Wilsons and G.H. Bass retail stores, substantially all of which are operated as outlet stores. During fiscal 2014, we increased the number of our Wilson stores by 19 and, as of January 31, 2014, operated 165 Wilsons stores, 156 G.H. Bass stores, 3 Calvin Klein and 5 Andrew Marc stores. We expect to add approximately 15 new stores in fiscal 2015.
We have a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We operate Calvin Klein Performance stores in Scottsdale, Arizona, in San Francisco, California and Las Vegas, Nevada. In March 2012, we entered into a joint venture agreement with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. As of January 31, 2014, we operated 27 stores pursuant to this joint venture and plan to open approximately 15 additional stores in fiscal 2015. We own 51% of this joint venture and consolidate its results of operations in our financial statements.
Trends
Significant trends that affect the apparel industry include increases in manufacturing and transportation costs, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

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
Sales of apparel through the Internet continue to increase. We are addressing the increase in online shopping by developing additional marketing initiatives through the Internet, our web sites and social media.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, goodwill and intangible assets and equity awards. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. We continually evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
   Revenue Recognition
Goods are shipped to retailers in accordance with specific customer orders. We recognize wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by us to be when title to the merchandise passes to the customer.
In addition, we act as an agent in brokering sales between customers and overseas factories. On these transactions, we also recognize commission fee income on sales that are financed by and shipped directly to our customers. Title to goods shipped by overseas vendors, transfers to customers when the goods have been delivered to the customer.

Net sales take into account reserves for returns and allowances. We estimate the amount of reserves and allowances based on current and historical information and trends. Sales are reported net of returns, discounts and allowances. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized. We recognize commission income upon the completion of the delivery by our vendors to the customer. We recognize retail sales upon customer receipt of our merchandise, generally at the point of sale. Our retail sales are recorded net of applicable sales tax.
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
   Inventories
Wholesale inventories are stated at lower of cost (determined by the first-in, first-out method) or market, which comprises a significant portion of our inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or market.
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
The fair values assigned to the Vilebrequin identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting our own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. Identifiable intangible assets acquired as a result of our acquisition of Vilebrequin include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill of $26.8 million in connection with our acquisition of Vilebrequin represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of Vilebrequin products.
Identifiable intangible assets acquired as a result of our acquisition of G.H. Bass include trademarks valued at $2.5 million with an indefinite life and goodwill of $0.7 million, which represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of G.H. Bass products.
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
   Equity Awards
All share-based payments to employees, including grants of restricted stock units and employee stock options, are recognized in the consolidated financial statements as compensation expense over the service period (generally the vesting period) based on their fair values. Restricted stock units that do not have a market performance condition are valued based on the quoted market price on date of grant. Restricted stock units with a market performance condition are valued using a valuation expert. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.

Results of Operations
The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:

	2012	2013	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.9	67.7	65.9
Gross profit	30.1	32.3	34.1
Selling, general and administrative expenses	22.5	24.4	25.6
Depreciation and amortization	0.6	0.7	0.8
Operating profit	7.0	7.2	7.7
Equity loss in joint venture	0.1	0.1	—
Interest and financing charges, net	0.5	0.6	0.5
Income before income taxes	6.4	6.5	7.2
Income taxes	2.4	2.5	2.7
Net income	4.0	4.0	4.5
Add: loss attributable to noncontrolling interest	—	0.1	—
Net income attributable to G-III	4.0%	4.1%	4.5%

   Year ended January 31, 2014 (“fiscal 2014”) compared to year ended January 31, 2013 (“fiscal 2013”)
Net sales for fiscal 2014 increased to $1.7 billion from $1.4 billion in the prior year. Net sales of licensed products increased to $1.1 billion from $981.8 million primarily as a result of an increase of $136.4 million in net sales of Calvin Klein licensed products, with the largest increases occurring in our Calvin Klein women’s sportswear, women’s suits, handbag and women’s performance wear categories. Net sales of non-licensed products in fiscal 2014 increased to $342.7 million from $281.9 million in the prior year primarily due to an increase of $45.4 million in net sales from our Vilebrequin business as a result of including a full year of net sales in the current year compared to less than five months in the prior year, as well as from new Vilebrequin stores opened during the year. Net sales of our retail operations increased to $298.0 million for fiscal 2014 from $196.2 million in the prior year as a result of $61.5 million in net sales by our new G.H. Bass business, an increase in the number of Wilsons stores and a comparative store sales increase of 10.7% for our Wilsons business.
Gross profit increased to $585.6 million, or 34.1% of net sales, for fiscal 2014, from $451.6 million, or 32.3% of net sales, in the prior year. The gross profit percentage for our licensed products segment was 28.4% in fiscal 2014 compared to 28.5% in the prior year. The gross profit percentage in our non-licensed products segment increased to 33.0% in fiscal 2014 from 27.8% in the prior year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which we owned for the full fiscal 2014 year and operates at a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment increased to 49.5% in fiscal 2014 from 47.8% in the prior year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.
Selling, general and administrative expenses increased to $440.5 million, or 25.6% of net sales, in fiscal 2014 from $341.2 million, or 24.4% of net sales, in the prior year. This increase is primarily a result of increases in personnel costs ($49.6 million), facility costs ($23.0 million) and advertising and promotion expenses ($8.4 million). Personnel costs increased primarily as a result of our recently acquired G.H. Bass business, our Vilebrequin business, which we owned for a full year in fiscal 2014 compared to less than five months in the prior year, an increase in compensation based on profitability and an increase in personnel to staff additional retail stores. Facility costs increased primarily as a result of the acquired G.H. Bass stores, rent expense associated with our Vilebrequin business, as well as rent for additional Wilsons’ retail stores. Advertising costs increased because net sales of licensed products increased. We typically pay an advertising fee and are required to participate in customer cooperative advertising under many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $13.7 million in fiscal 2014 from $9.9 million in the prior year primarily as a result of the Vilebrequin business being included for the full year in the current year compared to less than five months in the prior year.
Interest and financing charges, net, for fiscal 2014 were $9.2 million compared to $7.8 million last year. Our interest and financing charges increased primarily due to higher bank fees charged with respect to our credit agreement entered into in August 2012, higher credit card fees and interest charged on the promissory notes issued in connection with the acquisition of Vilebrequin.
Income tax expense for fiscal 2014 was $45.8 million compared to $35.4 million for the prior year. The effective tax rate for fiscal 2014 was 37.5% compared to 38.5% in the prior year. Income tax expense increased as a result of higher net income in the current year and the effective tax rate was lower primarily due to an increase in foreign operations that are in lower tax jurisdictions.
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
Selling, general and administrative expenses increased to $341.2 million, or 24.4% of net sales, in fiscal 2013 from $277.0 million, or 22.5% of net sales, in the prior year. The increase in these expenses is primarily a result of increases in personnel costs ($28.2 million), advertising and promotion expenses ($10.6 million), third party warehousing ($7.5 million) and professional fees ($5.9 million). Personnel costs increased primarily as a result of the addition of our new Vilebrequin business, an increase in staffing to support growth in our Calvin Klein businesses, and an increase in personnel to staff additional retail stores in our retail segment. Advertising costs increased due to increased cooperative advertising with our customers, as well as increased cooperative advertising directly purchased by us. Third party warehousing costs increased as a result of our increased shipping volume, as well as storage costs resulting from our higher inventory levels compared to the prior year. Professional fees increased primarily due to expenses associated with the acquisition of Vilebrequin.
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

Interest and financing charges, net for fiscal 2013, were $7.8 million compared to $5.7 million for the prior year. Our interest charges were higher primarily due to additional borrowings to fund our acquisition of Vilebrequin.
Income tax expense for fiscal 2013 was $35.4 million compared to $29.6 million for the prior year. The effective tax rate for fiscal 2013 was 38.5% compared to 37.4% in the prior year. Income tax expense increased as a result of increased income and the effective rate was higher primarily due to losses incurred by our newly acquired subsidiary for which no tax benefit was recorded.
Liquidity and Capital Resources
Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. Our total debt, net of cash on hand, was $47.3 million at January 31, 2014 compared to a net debt position of $57.4 million at January 31, 2013.
   Acquisition of G.H. Bass
In November 2013, we acquired substantially all of the assets of the G.H. Bass & Co. business, a well-known heritage brand that sells footwear, apparel and accessories, including approximately 160 G.H. Bass & Co. outlet stores, for a total purchase price of $49.2 million paid in cash.
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
   Credit Agreement
Effective August 2012, we have a five year senior secured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement required us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibited payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of January 31, 2014, we were in compliance with these covenants.
The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The amounts we borrow vary based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our previous and current credit agreements was approximately $275.9 million in fiscal 2014, approximately $325.0 million in fiscal 2013 and approximately $292.2 million in fiscal 2012. At January 31, 2014, there was $48.8 million of borrowings outstanding compared to $65.0 million at January 31, 2013. In addition, at January 31, 2014, we had $20.6 million in principal amount of promissory notes outstanding that were issued in connection with our acquisition of Vilebrequin (based on the exchange rate of EURO €1.000 equal to USD$1.377 in effect as of January 31, 2014). Our contingent liability under open letters of credit was approximately $9.2 million at January 31, 2014 and $10.0 million at January 31, 2013.
   Share Repurchase Program
In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Pursuant to the share repurchase program, during fiscal 2012, we repurchased 125,000 shares of our common stock for an aggregate purchase price of approximately $2.9 million. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use. Our credit agreement entered into in August 2012 prohibited the repurchase of shares until February 2014, after which repurchases can be made subject to compliance with certain covenants.
   Cash from Operating Activities
At January 31, 2014, we had cash and cash equivalents of $22.1 million. We generated $84.6 million of cash from operating activities in fiscal 2014, primarily as a result of our net income of $76.4 million, an increase in accounts payable and accrued expenses of $33.1 million, a decrease in accounts receivables of $18.6 million, non-cash charges of $13.7 million for depreciation and amortization and $10.0 million for equity based compensation, offset, in part, by an increase of $35.6 million in inventory, an increase in taxes paid of $18.8 million and an increase in other assets of $15.0 million.
Our accounts payables and accrued expenses increased as a result of an increase in our working capital needs, as we expanded our business between fiscal 2013 and fiscal 2014. Our accounts receivable decreased as a result an improvements in our collection process. The increase in inventory is mainly driven by the inventory acquired in connection with the G.H. Bass acquisition in November 2013. The increase in income taxes payable is driven by an increase in pre-tax income. The increase in other assets is primarily related to guaranteed royalty and advertising payments required by various license agreements.
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
   Cash from Investing Activities
In fiscal 2014, we used $78.4 million of cash from investing activities of which $49.1 million was for the acquisition of G.H. Bass and $29.3 was for capital expenditures primarily related to build out costs and fixtures with respect to the addition of new retail stores and fixturing costs at department stores.

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
   Cash from Financing Activities
In fiscal 2014, we used $10.0 million of cash in financing activities primarily for the reduction in net borrowings under our credit agreement of $16.2 million, offset by $2.9 million of tax benefit from the exercise or vesting of equity awards, $2.4 million in cash received in the form of loans from our joint venture partner to the joint venture, which is consolidated in our financial statements, and $1.9 million in proceeds received from the exercise of equity awards.
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
New Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance became effective as of February 1, 2014. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not anticipate that these changes will have a material impact on our consolidated financial statements or disclosures.
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. We are currently evaluating the potential impact of this update.
Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.
Tabular Disclosure of Contractual Obligations
As of January 31, 2014, our contractual obligations were as follows (in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$320,849	$58,213	$94,700	$64,191	$103,745
Minimum royalty payments(1)	534,968	90,951	125,107	120,223	198,687
Purchase obligations(2)	8,160	8,160	—	—	—
Notes payable(3)	24,693	1,033	2,066	21,594	—
Contingent purchase price payable(4)	5,550	—	5,550	—	—
Total	$894,220	$158,357	$227,423	$206,008	$302,432

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
We believe that the increase in commodity prices did not have a material effect on our costs and gross margins prior to fiscal 2012. During 2012, we experienced increases in the cost our raw materials, including textiles, wool and leather. The cost of our raw materials moderated in fiscal 2013 as compared to fiscal 2012 and we do not expect any significant cost increases in raw materials during fiscal 2015. To manage the risks of raw material prices, we negotiate the purchase of such materials in advance when possible. We have not, and do not anticipate using, derivative instruments to manage these price exposures.
Our sales from the non-US operations of Vilebrequin could be affected by currency fluctuations, primarily relating to the Euro. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. Our international expansion will increase our exposure to foreign currency fluctuations.
Interest Rate Exposure
We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under our line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2015. Based on our average borrowings during fiscal 2014, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1.3 million.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.   CONTROLS AND PROCEDURES.
As of January 31, 2014, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.
Changes in Internal Control over Financial Reporting
During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 Framework”), or COSO. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2014, based on criteria in Internal Control-Integrated Framework, issued by the COSO.
On November 4, 2013, we completed our acquisition of G.H. Bass & Co. We have excluded the internal control over financial reporting of G.H. Bass for fiscal 2014 from our assessment of, and conclusion on, the effectiveness of our internal control over financial reporting. The assets of G.H. Bass, consisting primarily of inventory and fixtures constituted approximately 5.2% of our consolidated assets at January 31, 2014 and the net sales of the G.H. Bass business constituted of 3.6% of our net sales for the fiscal year ended January 31, 2014.
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
The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 10, 2014, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business-Executive Officers of the Registrant” in Item 1 in this Form 10-K.
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
Equity Compensation Plan Information
The following table provides information as of January 31, 2014, the last day of fiscal 2014, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	268,488	$22.21	682,330
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	268,488	$22.21	682,330

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
3.
  Exhibits:
(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.7, 10.7(a), 10.8, 10.8(a), 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.9(e), 10.9(f), 10.9(g), 10.9(h), 10.10, 10.11, 10.11(a), 10.11(b), 10.11(c), 10.14 and 10.16.

3.1	Certificate of Incorporation.[1]
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.[2]
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.[16]
3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”).[18]
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[3]
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[3]
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[10]
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.[22]
10.2
Credit Agreement (“Credit Agreement”), dated as of August 6, 2012, by and among G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc. and AM Retail Group, Inc., as Borrowers, G-III, G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc., as Loan Guarantors, the Lenders that are parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.[19]

10.2(a)	Joinder Agreement, dated as of January 31, 2013, between Riviera Sun, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to Credit Agreement.[23]
10.2(b)
Amendment to Credit Agreement, dated as of October 1, 2013, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent, amending the Credit Agreement, dated as of August 6, 2012, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent.[25]

10.3	Lease, dated September 21, 1993, between Hartz Mountain Associates and G-III.[3]
10.3(a)	Lease renewal, dated May 27, 1999, between Hartz Mountain Associates and G-III.[3]
10.3(b)	Lease modification agreement, dated March 10, 2004, between Hartz Mountain Associates and G-III.[4]
10.3(c)	Lease modification agreement, dated February 23, 2005, between Hartz Mountain Associates and G-III.[5]
10.4	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (‘‘512’’) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).[3]
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).[3]
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).[14]
10.5	Lease, dated January 31, 1994, between 512 and G-III(33rd floor).[3]
10.5(a)	Lease amendment, dated July 1, 2000, between 512 and G-III(33rd floor).[3]
10.5(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).[14]
10.5(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).[14]
10.5(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors).[14]
10.5(e)
Sixth Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors), dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.[24]

10.6	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.[14]
10.7	G-III 1997 Stock Option Plan, as amended the “1997 Plan”.[4]
10.7(a)	Form of Option Agreement for awards made pursuant to the G-III 1997 Plan.[5]
10.8	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.[6]
10.8(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.[11]
10.9	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”.[22]
10.9(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.[11]
10.9(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.[7]
10.9(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.[8]
10.9(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.[12]
10.9(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.[13]
10.9(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants.[17]

10.9(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants.[20]
10.9(h)	Form of Deferred Stock Award Agreement for October 4, 2013 restricted stock unit grants.[26]
10.10	Form of Executive Transition Agreement, as amended.[15]
10.11	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[14]
10.11(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[9]
10.11(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[10]
10.11(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.[22]
10.12	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.[2]
10.13	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.[14]
10.14	Form of Indemnification Agreement.[14]
10.15
Agreement for the Sale and Purchase of Shares in the Capital of Vilebrequin International SA, dated as of August 6, 2012, by and among Fashion Fund I B.V., VBQ Acquisition B.V., Vilebrequin International SA and G-III (including forms of promissory notes delivered thereunder).[19]

10.16	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.[21]
10.17	Asset Purchase Agreement, dated October 2, 2013, by and among AM Retail Group, Inc., G-III Apparel Group, Ltd., PVH Retail Stores LLC, PVH Corp. and PVH Puerto Rico, Inc.[25]
21*	Subsidiaries of G-III.
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1*
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

31.2*
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

32.1**
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

32.2**
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2014.

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
(23)
  Previously filed as an exhibit to G-III’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which exhibit is incorporated herein by reference.
(24)
  Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, which exhibit is incorporated herein by reference.
(25)
  Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 4, 2013, which exhibit is incorporated herein by reference.
(26)
  Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 8, 2013, which exhibit is incorporated herein by reference.
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
Morris Goldfarb, Chief Executive Officer and President

March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 31, 2014

/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 31, 2014

/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	March 31, 2014

/s/ Thomas J. Brosig Thomas J. Brosig	Director	March 31, 2014

/s/ Alan Feller Alan Feller	Director	March 31, 2014

/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	March 31, 2014

/s/ Jeanette Nostra Jeanette Nostra	Director	March 31, 2014

/s/ Laura Pomerantz Laura Pomerantz	Director	March 31, 2014

/s/ Allen Sirkin Allen Sirkin	Director	March 31, 2014

/s/ Willem van Bokhorst Willem van Bokhorst	Director	March 31, 2014

/s/ Cheryl Vitali Cheryl Vitali	Director	March 31, 2014

/s/ Richard White Richard White	Director	March 31, 2014

EXHIBIT INDEX
21
Subsidiaries of G-III.
23.1
Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
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
We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”) and our report dated March 31, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.
We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 framework”). G-III Apparel Group Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of G.H. Bass & Co., which is included in the January 31, 2014 consolidated financial statements of G-III Apparel Group, Ltd. and subsidiaries and constituted 5.3% of total assets, as of January 31, 2014 and 3.6% of net sales for the year then ended. Our audit of internal control over financial reporting of G-III Apparel Group, Ltd. and subsidiaries also did not include an evaluation of the internal control over financial reporting of G.H. Bass & Co.
In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated March 31, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 31, 2014

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
January 31,

	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,091	$27,360
Accounts receivable, net of allowance for doubtful accounts and sales discounts of $54,987 and $45,947, respectively	160,010	178,216
Inventories	359,639	280,929
Prepaid income taxes	6,807	—
Deferred income taxes, net	16,331	10,285
Prepaid expenses and other current assets	21,312	19,795
Total current assets	586,190	516,585
PROPERTY AND EQUIPMENT, NET	62,832	40,816
OTHER ASSETS	31,259	10,053
OTHER INTANGIBLES, NET	13,926	13,860
TRADEMARKS, NET	81,086	76,062
GOODWILL	55,604	60,396
	$830,897	$717,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$48,843	$65,000
Income taxes payable	—	12,181
Accounts payable	131,241	104,037
Accrued expenses	56,468	51,998
Due to noncontrolling shareholder	4,674	—
Total current liabilities	241,226	233,216
NOTES PAYABLE	20,560	19,778
DEFERRED INCOME TAXES, NET	22,100	14,442
DUE TO NONCONTROLLING SHAREHOLDER	—	2,275
CONTINGENT PURCHASE PRICE PAYABLE	5,550	5,787
OTHER NON-CURRENT LIABILITIES	19,465	13,034
TOTAL LIABILITIES	308,901	288,532
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 shares authorized; 20,935,804 and 20,616,957 shares issued	209	206
Additional paid-in capital	184,841	171,132
Accumulated other comprehensive income	6,165	3,523
Retained earnings	335,797	258,437
Common stock held in treasury, at cost — 492,225 shares	(3,899)	(3,899)
Total G-III stockholders’ equity	523,113	429,399
Noncontrolling interest	(1,117)	(159)
Total stockholders’ equity	521,996	429,240
	$830,897	$717,772

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net sales	$1,718,231	$1,399,719	$1,231,201
Cost of goods sold	1,132,598	948,082	860,485
Gross profit	585,633	451,637	370,716
Selling, general and administrative expenses	440,506	341,242	277,019
Depreciation and amortization	13,676	9,907	7,473
Operating profit	131,451	100,488	86,224
Equity loss in joint venture	—	719	1,271
Interest and financing charges, net	9,223	7,764	5,713
Income before income taxes	122,228	92,005	79,240
Income tax expense	45,826	35,436	29,620
Net income	76,402	56,569	49,620
Add: Loss attributable to noncontrolling interest	958	306	—
Income attributable to G-III	$77,360	$56,875	$49,620
NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$3.81	$2.84	$2.51
Weighted average number of shares outstanding	20,323	20,006	19,796
Diluted:
Net income per common share	$3.71	$2.80	$2.46
Weighted average number of shares outstanding	20,864	20,280	20,192
Net income attributable to G-III	$77,360	$56,875	$49,620
Other comprehensive income:
Foreign currency translation adjustments	2,642	3,519	23
Other comprehensive income	2,642	3,519	23
Comprehensive income	$80,002	$60,394	$49,643

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2011	$201	$152,340	$(19)	$151,942	$(970)	$303,494
Equity awards exercised/vested, net	2	617				619
Tax benefit from exercise/vesting of equity awards		1,945				1,945
Amortization of share-based compensation		5,200				5,200
Effect of exchange rate changes			23			23
Net income attributable to G-III				49,620		49,620
Treasury share purchase					(2,929)	(2,929)
Balance as of January 31, 2012	203	160,102	4	201,562	(3,899)	357,972
Equity awards exercised/vested, net	3	1,422				1,425
Tax benefit from exercise/vesting of equity awards		1,870				1,870
Amortization of share-based compensation		7,738				7,738
Effect of exchange rate changes			3,519			3,519
Net income attributable to G-III				56,875		56,875
Balance as of January 31, 2013	206	171,132	3,523	258,437	(3,899)	429,399
Equity awards exercised/vested, net	3	841				844
Tax benefit from exercise/vesting of equity awards		2,915				2,915
Amortization of share-based compensation		9,953				9,953
Effect of exchange rate changes			2,642			2,642
Net income attributable to G-III				77,360		77,360
Balance as of January 31, 2014	$209	$184,841	$6,165	$335,797	$(3,899)	$523,113

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$76,402	$56,569	$49,620
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	13,676	9,941	7,473
Equity based compensation	9,953	7,738	5,200
Tax benefit from exercise/vesting of equity awards	2,545	1,378	809
Deferred financing charges	751	500	425
Equity loss in joint venture	—	719	1,271
Change in contingent purchase price payable	(468)	—	—
Deferred income taxes	754	(1,191)	3,568
Gain on sale of joint venture interest	—	(185)	—
Changes in operating assets and liabilities:
Accounts receivable, net	18,611	(8,249)	(24,169)
Inventories, net	(35,584)	(16,862)	(48,526)
Income taxes, net	(18,766)	6,114	6,171
Prepaid expenses and other current assets	(1,434)	(3,824)	(1,324)
Other assets, net	(14,972)	(2,833)	64
Accounts payable, accrued expenses and other liabilities	33,125	4,679	6,194
Net cash provided by operating activities	84,593	54,494	6,776
Cash flows from investing activities
Acquisitions, net of cash acquired	(49,129)	(80,252)	—
Proceeds from (investment in) equity of joint venture, net	—	1,885	(3,650)
Capital expenditures	(29,283)	(11,615)	(17,410)
Net cash used in investing activities	(78,412)	(89,982)	(21,060)
Cash flows from financing activities
(Repayment of) proceeds from notes payable, net	(16,157)	34,950	30,050
Noncontrolling interest investment, net	2,399	(883)	—
Loss attributable to noncontrolling interest	—	306	—
Proceeds from exercise of equity awards	1,906	1,425	619
Stock repurchase	—	—	(2,929)
Taxes paid for net share settlement	(1,062)	—	—
Excess tax benefit from exercise/vesting of equity awards	2,915	1,870	1,136
Net cash (used in) provided by financing activities	(9,999)	37,668	28,876
Effect of exchange rate changes	(1,451)	520	23
Net (decrease) increase in cash and cash equivalents	(5,269)	2,700	14,615
Cash and cash equivalents at beginning of year	27,360	24,660	10,045
Cash and cash equivalents at end of year	$22,091	$27,360	$24,660
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,500	$9,996	$5,228
Income taxes	65,076	28,615	18,243
Notes issued in connection with the acquisition of Vilebrequin	—	19,778	—
Contingent consideration in connection with the acquisition of Vilebrequin	—	5,787	—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014, 2013 and 2012
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
   1.
  Business Activity and Principles of Consolidation
As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods, and cold weather accessories. The Company also operates retail stores.
The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and the Company’s joint venture that operates Calvin Klein Performance retail stores in mainland China and Hong Kong, G-T (International) Fashion Company Limited (“G-T Fashion”), report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2014, the results of Vilebrequin and G-T Fashion are included for their year ended December 31, 2013.
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
In addition, the Company acts as an agent in brokering sales between customers and overseas factories. On these transactions, the Company recognizes also commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors transfers to customers when the goods have been delivered to the customer. The Company also recognizes commission income upon the completion of the delivery by its vendors to the customer.
The Company recognizes retail sales upon customer receipt of the merchandise, generally at the point of sale. The Company’s sales are recorded net of applicable sales taxes.

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
   6.
  Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests, using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks, customer lists and non-compete agreements are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.
   7.
  Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter.
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
   10.
  Net Income Per Common Share
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. Approximately 181,889 and 20,000 shares for the years ended January 31, 2014 and 2012, respectively, have been excluded from the diluted net income per share calculation as their inclusion would have been anti-dilutive. There were no shares excluded from the diluted net income per share calculation for the year ended January 31, 2013. The Company issued 319,648, 337,825 and 223,000 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2014, 2013 and 2012, respectively.
A reconciliation between basic and diluted net income per share is as follows:

	Year Ended January 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net income attributable to G-III	$77,360	$56,875	$49,620
Basic net income per share:
Basic common shares	20,323	20,006	19,796
Basic net income per share	$3.81	$2.84	$2.51
Diluted net income per share:
Basic common shares	20,323	20,006	19,796
Stock options and restricted stock awards	541	274	396
Diluted common shares	20,864	20,280	20,192
Diluted net income per share	$3.71	$2.80	$2.46

   11.
  Equity Award Compensation
ASC Topic 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of restricted stock awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. Restricted stock awards generally vest over a four or five year period and certain awards also include market conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level. In addition, certain of these awards have performance conditions that require the satisfaction of an earnings after taxes or net income per diluted share performance target. All awards are expensed on a straight line basis other than awards with market and/or performance conditions, which are expensed under the requisite acceleration method.

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
   13.
  Shipping and Handling Costs
Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $54.8 million, $50.7 million and $44.9 million for the years ended January 31, 2014, 2013 and 2012, respectively.
   14.
  Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $62.3 million, $54.1 million and $43.8 million for the years ended January 31, 2014, 2013 and 2012, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under our licensing agreements, was $5.9 million and $5.5 million at January 31, 2014 and 2013, respectively.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   18.
  Effects of Recently Issued Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of February 1, 2014, the beginning of the Company’s 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.
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
NOTE B — INVENTORIES
Inventories consist of:

	January 31,
	2014	2013
	(In thousands)
Finished goods	$350,627	$271,155
Raw materials and work-in-process	9,012	9,774
	$359,639	$280,929

Raw materials of $7.9 million and $7.8 million, net of allowances, were maintained in China at January 31, 2014 and 2013, respectively.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of:

		January 31,
		2014	2013
		(In thousands)
Machinery and equipment	4 – 5 years	$2,077	$2,086
Leasehold improvements	1 – 19 years	60,817	44,656
Furniture and fixtures	3 – 10 years	30,883	17,047
Computer equipment and software	2 – 5 years	7,429	5,023
		101,206	68,812
Less: accumulated depreciation		38,374	27,996
		$62,832	$40,816

The Company had fixed asset disposals of approximately $209,000 and $447,000 for the years ended January 31, 2014 and 2013. Depreciation expense amounted to $11.4 million, $8.7 million and $6.6 million for the years ended January 31, 2014, 2013 and 2012, respectively.
NOTE D — ACQUISITIONS AND INTANGIBLES
   Acquisition of Vilebrequin
In August 2012, the Company acquired all of the outstanding shares of Vilebrequin for aggregate consideration consisting of (i) €70.5 million (approximately $87.6 million) in cash and (ii) €15.0 million (approximately $18.6 million) of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. In addition to the aggregate consideration paid at closing, the purchase agreement provides for contingent consideration of up to €22.5 million (approximately $27.9 million) based upon achieving certain performance objectives related to the growth of the Vilebrequin business over the three years ending December 31, 2015. As of the acquisition date, the estimated contingent consideration payable was $5.4 million. The dollar equivalents to the amounts in Euro set forth in this paragraph are based on the exchange rate on the date of acquisition (€1.000 equal to USD $1.242).
Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution.
The total consideration paid for Vilebrequin was approximately $111.7 million, including the estimated fair value of the contingent consideration at the time of acquisition. The purchase price has been allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The fair value of the contingent consideration was estimated as of the acquisition date based on the present value of the expected contingent payments, which are determined using weighted probabilities of possible payments. On January 31, 2014, the contingent consideration was reduced by approximately $490,000 as a result of a revision of the assumptions initially used to calculate the earnout payment. The allocation resulted in goodwill and intangible assets in the aggregate amount of $95.6 million related to the acquisition of Vilebrequin.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) summarizes the components of the purchase price allocation, which was finalized in the quarter ended July 31, 2013, for the acquisition of Vilebrequin:

Purchase price:
Cash paid	$87,573
Notes issued	18,633
Fair value of contingent consideration	5,452
$111,658
Allocation:
Current assets	$25,793
Property, plant and equipment	5,724
Identifiable intangible assets	68,847
Other non-current assets, net	15,274
Assumed liabilities	(12,938)
Deferred income taxes	(17,820)
Goodwill	26,778
$111,658

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method, and the Company classifies these intangibles as Level 3 fair value measurements. The final purchase price allocation resulted in an increase of other non-current assets of $10.7 million and a decrease in deferred income taxes of $5.3 million resulting in a decrease in goodwill of $5.4 million. Identifiable intangible assets acquired include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years and customer relationships valued at $2.6 million with an estimated useful life of 8 years. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of Vilebrequin products.
Acquisition of G.H. Bass
On November 4, 2013, G-III Apparel Group, Ltd. and its indirect wholly-owned subsidiary, AM Retail Group, Inc (“AM Retail Group”) entered into an asset purchase agreement, with PVH Retail Stores LLC, PVH Corp. and PVH of Puerto Rico, Inc., providing for the sale to AM Retail Group of substantially all of the assets of the G.H. Bass & Co (“G.H. Bass”) business, including approximately 160 G.H. Bass & Co. outlet stores. The purchase price was $49.2 million in cash.
G.H. Bass & Co. is a well-known heritage brand that embodies classic American style. The Company sells G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. The Company also licenses the brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) summarizes the components of the purchase price allocation for the acquisition of G.H. Bass:

Purchase price:
Cash paid	$49,236
$49,236
Allocation:
Current assets	$42,967
Property, plant and equipment	2,788
Identifiable intangible assets — Trademarks	2,490
Other non-current assets, net	975
Assumed liabilities	(700)
Goodwill	716
$49,236

The trademarks were assigned an indefinite useful life. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of G.H. Bass with the other businesses of our retail operations segment.
   Intangible assets balances
Intangible assets consist of:

		January 31,
	Estimated Life	2014	2013
		(In thousands)
Gross carrying amounts
Licenses	14 years	$20,779	$20,432
Trademarks	8 – 12 years	2,194	2,193
Customer relationships	8 – 15 years	8,741	8,620
Other	3 – 10 years	2,912	1,994
Subtotal		34,626	33,239
Accumulated amortization
Licenses		13,394	12,798
Trademarks		1,816	1,595
Customer relationships		3,696	2,995
Other		1,415	1,393
Subtotal		20,321	18,781
Net
Licenses		7,385	7,634
Trademarks		379	598
Customer relationships		5,044	5,625
Other		1497	601
Subtotal		14,305	14,458
Unamortized intangible assets
Goodwill		55,604	60,396
Trademarks		80,707	75,464
Subtotal		136,311	135,860
Total intangible assets, net		$150,616	$150,318

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible amortization expense amounted to approximately $1.6 million, $1.2 million and $0.9 million for the years ended January 31, 2014, 2013 and 2012, respectively.
The estimated intangible amortization expense for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2015	$1,821
2016	1,683
2017	1,639
2018	1,612
2019	1,365

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
Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (licensed products segment) and trademarks acquired. For the year ended January 31, 2014, the carrying amount of goodwill was $26.1 million, $28.8 million and $0.7 million in the licensed products, non-licensed products and retail operations segments, respectively, including $1.5 million in exchange differences arising during the period. For the year ended January 31, 2013, the carrying amount of goodwill was $26.1 million and $34.3 million in the licensed products and non-licensed products segments, respectively.
NOTE E — NOTES PAYABLE AND OTHER LIABILITIES
In August 2012, the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders. The credit agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of January 31, 2014, there was $217.9 million available under the credit agreement.
Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibited payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of January 31, 2014, the Company was in compliance with these covenants.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts payable under the Company’s credit agreement were $48.0 million at January 31, 2014 and $65.0 million at January 31, 2013.
The weighted average interest rate for amounts borrowed under the credit facility was 2.4% and 2.7% for the years ended January 31, 2014 and 2013, respectively. The Company was contingently liable under letters of credit in the amount of approximately $9.2 million and $10.0 million at January 31, 2014 and 2013, respectively.
In August 2012, as part of the purchase price in connection with the Vilebrequin acquisition, the Company issued to the seller €15.0 million (approximately $18.6 million using the exchange rate on the date of acquisition) principal amount of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes, at January 31, 2014 was $20.6 million (using the exchange rate on that date), which approximated their carrying value.
Due to noncontrolling shareholder consists of amounts loaned by our joint venture partner to G-T Fashion and its subsidiary aggregating to $4.7 million. These loans are unsecured and have maturities of less than one year.
NOTE F — INCOME TAXES
The income tax provision is comprised of the following:

	Year Ended January 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$36,828	$27,983	$19,206
State and city	5,396	4,748	4,449
Foreign	7,040	3,986	2,396
	49,264	36,717	26,051
Deferred
Federal	(3,328)	(1,168)	3,821
State and city	189	(132)	(252)
Foreign	(299)	19	—
	(3,438)	(1,281)	3,569
Income tax expense	$45,826	$35,436	$29,620
Income before income taxes
United States	$104,435	$80,145	$64,940
Non-United States	17,793	11,860	14,300
	$122,228	$92,005	$79,240

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(In thousands)
Deferred tax assets
Compensation	$3,125	$1,800
Provision for bad debts and sales allowances	11,822	8,661
Inventory write-downs	3,745	1,801
Other	254	600
Deferred tax assets, current	18,946	12,862
Compensation	5,876	4,480
Straight-line lease	4,494	3,310
Supplemental employee retirement plan	477	494
Net operating loss	1,779	354
Other	81	1,491
Deferred tax assets, non-current	12,707	10,129
Total deferred tax assets	31,653	22,991
Deferred tax liabilities
Prepaid expenses and other, current	(2,615)	(2,577)
Depreciation and amortization, non-current	(7,955)	(3,127)
Intangibles, non-current	(26,061)	(21,382)
Other	(791)	(62)
Total deferred tax liabilities	(37,422)	(27,148)
Net deferred tax liabilities	$(5,769)	$(4,157)

As of January 31, 2014 and 2013, intangible deferred tax liabilities of $17.7 million and $13.7 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2014	2013	2012
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	3.0	3.3	3.3
Permanent differences resulting in Federal taxable income	4.5	4.8	5.5
Foreign tax rate differential	(0.1)	(1.4)	(3.4)
Foreign tax credit	(5.4)	(2.5)	(2.5)
Other, net	0.5	(0.7)	(0.5)
Actual provision for income taxes	37.5%	38.5%	37.4%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2014, there was an increase in the unrecognized tax position reserve of approximately $0.9 million, net of federal tax benefit, relating to the prior year’s state tax filings for periods beginning with the fiscal year ended January 31, 2010 through the fiscal year ended January 31, 2013. The Company currently has tax years open from the years ended January 31, 2010 through January 31, 2013, with the exception of certain state tax jurisdictions.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. The Company is currently under U.S. Federal income tax examination for the year ended January 31, 2012. One of its foreign subsidiaries, T.R.B International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. The ruling was extended to the year ending January 31, 2018.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13.4 million at January 31, 2014. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable. At this point in time it is not practical to estimate the amount of taxes payable if the earnings were remitted.
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
The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2014:

Year Ending January 31,	Amount
(In thousands)
2015	$58,213
2016	51,620
2017	43,080
2018	35,012
2019	29,179
Thereafter	103,745
$320,849

Rent expense on the above operating leases for the years ended January 31, 2014, 2013 and 2012 was approximately $48.3 million, $31.6 million and $25.9 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   License Agreements
The Company has entered into license agreements that provide for royalty payments ranging from 4% to 19% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $101.5 million, $85.2 million and $68.7 million for the years ended January 31, 2014, 2013 and 2012, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expense), was $30.0 million, $24.9 million and $22.9 million for the years ended January 31, 2014, 2013 and 2012, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2015	$90,951
2016	64,016
2017	61,091
2018	61,299
2019	58,924
Thereafter	198,687
$534,968

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
The Company did not repurchase any shares during fiscal 2014. The Company’s credit agreement prohibited the repurchase of shares until February 2014, after which repurchases may be made subject to compliance with certain covenants.
   Stock Plan
As of January 31, 2014, the Company has 682,330 shares available for grant under its stock plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards vest over a three to five year period. In addition to the time vesting condition, these awards may include market and performance conditions, including a price vesting performance condition and, in certain cases, an earnings after taxes or net income per diluted share performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Restricted Stock

	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2012	925,900	$22.60
Granted	358,985	$35.18
Vested	(226,341)	$12.54
Canceled	(1,813)	$29.28
Unvested as of January 31, 2013	1,056,731	$29.01
Granted	315,750	$51.96
Vested	(236,316)	$22.04
Canceled	(15,988)	$29.01
Unvested as of January 31, 2014	1,120,177	$36.95

For restricted shares with market conditions, the Company estimates the grant date fair value using a lattice model. This valuation is performed with the assistance of a third party valuation specialist. For restricted shares with no market conditions, shares are valued based on the market price on the date of grant.
The Company recognized $9.2 million and $7.0 million in compensation expense for the years ended January 31, 2014 and 2013, respectively, related to restricted stock grants. At January 31, 2014 and 2013, unrecognized costs related to the restricted stock units totaled approximately $26.1 million and $21.4 million, respectively.
Stock Options
Information regarding all stock options for fiscal 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at beginning of year	382,054	$20.79	417,722	$16.59	514,190	$14.54
Exercised	(109,766)	$17.36	(120,518)	$11.82	(60,668)	$10.21
Granted	—	$—	85,000	$28.72	40,000	$27.13
Cancelled or forfeited	(3,800)	$19.39	(150)	$18.40	(75,800)	$13.35
Stock options outstanding at end of year	268,488	$22.21	382,054	$20.79	417,722	$16.59
Exercisable	159,238	$18.65	224,121	$16.89	245,556	$14.18

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

Range of Exercise Prices	Number Outstanding as of January 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2014	Weighted Average Exercise Price
$ 3.00 – $ 8.00	3,000	1.36	$5.03	3,000	$5.03
$ 8.01 – $ 12.00	12,000	4.46	$10.23	9,000	$9.94
$ 12.01 – $ 16.00	56,100	3.92	$13.63	56,100	$13.63
$ 16.01 – $ 40.00	197,388	6.41	$25.64	91,138	$23.06
	268,488			159,238

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. No stock options were granted during the year ended January 31, 2014. The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2013 and 2012, respectively:

	2013	2012
Expected stock price volatility	58.2% – 68.5%	68.5%
Expected lives of options
Directors and officers	7 years	7 years
Employees	6 years	6 years
Risk-free interest rate	0.3% – 0.6%	1.2%
Expected dividend yield	0%	0%

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
The weighted average remaining term for stock options outstanding was 5.7 years at January 31, 2014. The aggregate intrinsic value at January 31, 2014 was $12.8 million for stock options outstanding and $8.2 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of January 31, 2014, the reporting date.
Proceeds received from the exercise of stock options were approximately $1.9 million and $1.4 million during the years ended January 31, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $4.0 million and $2.6 million for the years ended January 31, 2014 and 2013, respectively. A portion of this amount is currently deductible for tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized approximately $0.7 million in compensation expense for the years ended January 31, 2014 and 2013, related to equity option award grants. As of January 31, 2014, approximately $1.0 million related to unrecognized stock compensation related to unvested option awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2018.
No options were granted during fiscal 2014. The weighted average fair value at date of grant for options granted during fiscal 2013 and 2012 was $12.06 and $12.97 per option, respectively.
NOTE I — MAJOR CUSTOMERS
One customer accounted for approximately 21.0%, 21.3% and 18.7% of the Company’s net sales in the licensed and non-licensed products segments for the years ended January 31, 2014, 2013 and 2012, respectively. A second customer accounted for approximately 9.6%, 9.5% and 12.3% of the Company’s net sales in the licensed and non-licensed products segments for the years ended January 31, 2014, 2013 and 2012, respectively.
NOTE J — EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and trust for nonunion employees. At the discretion of the Company, the Company may elect to match 50% of employee contributions up to 6% of the participant’s compensation. The Company made matching contributions of approximately $1.3 million, $1.0 million and $0.9 million for the years ended January 31, 2014, January 31, 2013 and 2012, respectively.
NOTE K — SEGMENTS
The Company’s reportable segments are business units that offer products through different channels of distribution and are managed separately. The Company has three reportable segments; licensed products, non-licensed products and retail operations. The Vilebrequin business was added to the non-licensed products segment upon its acquisition in August 2012 and the G.H. Bass business was added to the retail operations segment upon its acquisition in November 2013. There is substantial intersegment cooperation, cost allocations and sharing of assets. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the fiscal years ended:

	January 31, 2014
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$1,145,182	$342,672	$298,008	$(67,631)	$1,718,231
Cost of goods sold	820,023	229,727	150,479	(67,631)	1,132,598
Gross profit	325,159	112,945	147,529	—	585,633
Selling, general and administrative	228,306	84,885	127,315	—	440,506
Depreciation and amortization	2,433	7,581	3,662	—	13,676
Operating profit	$94,420	$20,479	$16,552	$—	$131,451

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2013
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$981,845	$281,916	$196,150	$(60,192)	$1,399,719
Cost of goods sold	702,288	203,624	102,362	(60,192)	948,082
Gross profit	279,557	78,292	93,788	—	451,637
Selling, general and administrative	202,247	57,840	81,155	—	341,242
Depreciation and amortization	2,164	5,060	2,683	—	9,907
Operating profit	$75,146	$15,392	$9,950	$—	$100,488

	January 31, 2012
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$840,717	$277,615	$164,343	$(51,474)	$1,231,201
Cost of goods sold	617,716	205,504	88,739	(51,474)	860,485
Gross profit	223,001	72,111	75,604	—	370,716
Selling, general and administrative	164,070	42,295	70,654	—	277,019
Depreciation and amortization	1,360	4,126	1,987	—	7,473
Operating profit	$57,571	$25,690	$2,963	$—	$86,224

(1)
  Represents intersegment sales to the Company’s retail operations.
The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.
The total assets for each of the Company’s reportable segments are as follow:

	January 31,
	2014	2013
	(In thousands)
Licensed	$361,634	$351,338
Non-Licensed	225,163	224,301
Retail	129,895	53,404
Corporate	114,205	88,729
Total Assets	$830,897	$717,772

	2014		2013		2012
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)
United States	$1,528,473	$106,638	$1,333,885	$81,606	$1,185,800	$80,817
Non-United States	189,758	138,069	65,834	119,582	45,401	508
	$1,718,231	$244,707	$1,399,719	$201,188	$1,231,201	$81,325

Capital expenditures for locations outside of the United States were not significant in each of the fiscal years ended January 31, 2014, 2013 and 2012.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data in thousands, except per share amounts, for the fiscal years ended January 31, 2014 and 2013 are as follows:

	Quarter Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Net sales	$272,615	$304,158	$668,702	$472,756
Gross profit	92,392	99,419	227,302	166,520
Net income attributable to G-III	1,118	3,592	59,595	13,055
Net income per common share
Basic	$0.06	$0.18	$2.92	$0.64
Diluted	$0.05	$0.17	$2.85	$0.62

	Quarter Ended
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Net sales	$229,449	$251,479	$543,513	$375,278
Gross profit	68,690	74,843	190,207	117,897
Net income/(loss)	(847)	1,362	48,291	8,070
Net income/(loss) per common share
Basic	$(0.04)	$0.07	$2.41	$0.40
Diluted	$(0.04)	$0.07	$2.37	$0.40

NOTE M — SUBSEQUENT EVENTS
The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

G-III Apparel Group, Ltd. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended January 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
		(In thousands)
Year ended January 31, 2014
Deducted from asset accounts
Allowance for doubtful accounts	$1,189	$355	$902	$642
Reserve for sales allowances(b)	44,758	141,595	132,008	54,345
	$45,947	$141,950	$132,910	$54,987
Year ended January 31, 2013
Deducted from asset accounts
Allowance for doubtful accounts	$1,483	$206	$500	$1,189
Reserve for sales allowances(b)	32,953	114,416	102,611	44,758
	$34,436	$114,622	$103,111	$45,947
Year ended January 31, 2012
Deducted from asset accounts
Allowance for doubtful accounts	$1,350	$643	$510	$1,483
Reserve for sales allowances(b)	30,824	77,764	75,635	32,953
	$32,174	$78,407	$76,145	$34,436

(a)
  Accounts written off as uncollectible, net of recoveries.
(b)
  See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.
S-1