Form 10-Q
period 2014-04-30
G III APPAREL GROUP LTD /DE/
filed 2014-06-05
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 1, 2014, there were 20,541,266 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014	April 30, 2013	January 31, 2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,610	$20,620	$22,091
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $51,034, $35,585 and $54,987, respectively	145,010	151,841	160,010
Inventories	322,659	242,072	359,639
Prepaid income taxes	16,529	2,226	6,807
Deferred income taxes, net	16,331	10,290	16,331
Prepaid expenses and other current assets	26,796	24,392	21,312
Total current assets	550,935	451,441	586,190
PROPERTY AND EQUIPMENT, NET	69,080	43,912	62,832
OTHER ASSETS	32,848	20,323	31,259
OTHER INTANGIBLES, NET	13,741	12,905	13,926
TRADEMARKS, NET	80,959	74,285	81,086
GOODWILL	55,572	61,359	55,604
	$803,135	$664,225	$830,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$62,950	$76,088	$48,843
Accounts payable	103,382	69,682	131,241
Accrued expenses	36,839	30,403	56,468
Due to noncontrolling shareholder	5,146	2,444	4,674
Total current liabilities	208,317	178,617	241,226
NOTES PAYABLE	20,537	19,231	20,560
DEFERRED INCOME TAXES, NET	22,078	16,316	22,100
CONTINGENT PURCHASE PRICE PAYABLE	5,544	5,627	5,550
OTHER NON-CURRENT LIABILITIES	20,154	13,280	19,465
TOTAL LIABILITIES	276,630	233,071	308,901

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding

Common stock - $.01 par value; 80,000,000 shares authorized; 21,033,491, 20,735,127 and 20,935,804 shares issued	210	208	209

Additional paid-in capital	188,294	174,389	184,841
Accumulated other comprehensive income	6,129	1,144	6,165
Retained earnings	337,088	259,556	335,797
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	527,822	431,398	523,113
Noncontrolling interest	(1,317)	(244)	(1,117)
Total stockholders’ equity	526,505	431,154	521,996
	$803,135	$664,225	$830,897

 The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2014	2013
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$366,192	$272,615
Cost of goods sold	236,015	180,223
Gross profit	130,177	92,392
Selling, general and administrative expenses	122,441	85,828
Depreciation and amortization	4,227	3,121
Operating profit	3,509	3,443
Interest and financing charges, net	1,752	1,777
Income before income taxes	1,757	1,666
Income tax expense	668	633
Net income	1,089	1,033
Add: Loss attributable to noncontrolling interest	201	85
Income attributable to G-III	$1,290	$1,118

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.06	$0.06
Weighted average number of shares outstanding	20,488	20,161

Diluted:
Net income per common share	$0.06	$0.05
Weighted average number of shares outstanding	21,022	20,402

Net income attributable to G-III	$1,290	$1,118
Other comprehensive loss:
Foreign currency translation adjustments	(36)	(2,379)
Other comprehensive loss	(36)	(2,379)
Comprehensive income (loss)	$1,254	$(1,261)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$1,089	$1,033
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities acquired:
Depreciation and amortization	4,227	3,121
Equity based compensation	2,923	1,980
Tax benefit from exercise/vesting of equity awards	4,290	1,989
Deferred financing charges	180	165
Changes in operating assets and liabilities:
Accounts receivable, net	14,945	26,234
Inventories	37,010	38,645
Income taxes, net	(9,722)	(14,420)
Prepaid expenses and other current assets	(5,435)	(4,656)
Other assets, net	(2,036)	(11,639)
Accounts payable, accrued expenses and other liabilities	(50,794)	(56,614)
Net cash used in operating activities	(3,323)	(14,162)

Cash flows from investing activities
Capital expenditures	(10,125)	(4,579)
Net cash used in investing activities	(10,125)	(4,579)

Cash flows from financing activities
Proceeds from notes payable, net	14,107	11,088
Proceeds from exercise of equity awards	558	236
Excess tax benefit from exercise/vesting of equity awards	4,290	1,292
Taxes paid for net share settlement	(4,316)	(946)
Noncontrolling interest investment, net	472	-
Loss attributable to noncontrolling interest	-	85
Net cash provided by financing activities	15,111	11,755

Foreign currency translation adjustments	(144)	246

Net increase (decrease) in cash and cash equivalents	1,519	(6,740)
Cash and cash equivalents at beginning of period	22,091	27,360
Cash and cash equivalents at end of period	$23,610	$20,620

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,208	$1,805
Income taxes	6,055	12,962

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and the Company’s joint venture that operates Calvin Klein Performance retail stores in mainland China and Hong Kong, G-T (International) Fashion Company Limited (“G-T Fashion”), report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter. For example, in this Form 10-Q for the quarter ended April 30, 2014, the results of Vilebrequin and G-T Fashion are included for the three month period ended March 31, 2014.

The results for the three month period ended April 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission.

Note 2 – Acquisition of G.H. Bass

On November 4, 2013, G-III Apparel Group, Ltd. and its indirect wholly-owned subsidiary, AM Retail Group, Inc (“AM Retail Group”) entered into an asset purchase agreement with PVH Retail Stores LLC, PVH Corp. and PVH of Puerto Rico, Inc., providing for the sale to AM Retail Group of substantially all of the assets of the G.H. Bass & Co. (“G.H. Bass”) business, including approximately 160 G.H. Bass & Co. outlet stores. The purchase price was $49.2 million in cash.

G.H. Bass & Co. is a well-known heritage brand that embodies classic American style. The Company sells G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. The Company also licenses the brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear.

The results of G.H. Bass have been included in these consolidated financial statements since the date of acquisition.

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

	April 30, 2014	April 30, 2013	January 31, 2014
	(In thousands)
Finished goods	$310,907	$229,268	$350,627
Raw materials and work-in-process	11,752	12,804	9,012
	$322,659	$242,072	$359,639

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 325,500 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2014. For the three months ended April 30, 2014 and 2013, 97,687 and 118,170 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

 The reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended
	April 30,
	2014	2013
	(In thousands, except per share amounts)
Net income attributable to G-III	$1,290	$1,118

Basic net income per share:
Basic common shares	20,488	20,161
Basic net income per share	$0.06	$0.06

Diluted net income per share:
Basic common shares	20,488	20,161
Stock options and restricted stock awards	534	241
Diluted common shares	21,022	20,402

Diluted net income per share	$0.06	$0.05

Note 5 – Notes Payable and Other Liabilities

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of April 30, 2014, there was $160.9 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibited payments for cash dividends, stock redemptions and share repurchases until February 2014, after which such payments may be made subject to compliance with certain covenants. As of April 30, 2014, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under the Company’s credit agreement were $63.0 million at April 30, 2014 and $76.1 million at April 30, 2013.

In August 2012, as part of the purchase price in connection with the Company’s acquisition of Vilebrequin, the Company issued to the seller €15.0 million (approximately $18.6 million using the exchange rate on the date of acquisition) principal amount of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes was $20.5 million at April 30, 2014 (using the exchange rate on that date), which approximated their carrying value.

Due to noncontrolling shareholder consists of amounts loaned to G-T Fashion and its subsidiary by the other joint venture partner. These loans, in the aggregate principal amount of $5.1 million as of April 30, 2014, are unsecured and have maturities of less than one year.

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

	Three Months Ended April 30, 2014
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$216,715	$67,749	$95,633	$(13,905)	$366,192
Cost of goods sold	155,791	43,462	50,667	(13,905)	236,015
Gross profit	60,924	24,287	44,966	-	130,177
Selling, general and administrative	49,478	21,220	51,743	-	122,441
Depreciation and amortization	854	1,978	1,395	-	4,227
Operating profit (loss)	$10,592	$1,089	$(8,172)	$-	$3,509

	Three Months Ended April 30, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$180,507	$60,689	$45,250	$(13,831)	$272,615
Cost of goods sold	130,302	41,495	22,211	(13,785)	180,223
Gross profit	50,205	19,194	23,039	(46)	92,392
Selling, general and administrative	46,257	19,298	20,335	(62)	85,828
Depreciation and amortization	485	1,940	696	-	3,121
Operating profit (loss)	$3,463	$(2,044)	$2,008	$16	$3,443

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follow:

	April 30,
	2014	2013
	(In thousands)
Licensed	$342,418	$320,911
Non-Licensed	233,294	216,306
Retail	144,300	61,123
Corporate	83,123	65,885
Total Assets	$803,135	$664,225

Note 7 – Investment in Joint Venture

The Company owns 51% of a joint venture that operates Calvin Klein Performance retail stores in mainland China and Hong Kong and consolidates its accounts in the Company’s financial statements. The Company’s share of net loss of this investment is included in the Consolidated Statements of Operations. The joint venture’s loss from continuing operations was $410,000 for the three months ended April 30, 2014.

Note 8 – Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued the Accounting Statement Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for the Company prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 9 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2015 is referred to as “fiscal 2015”. Vilebrequin and G-T Fashion report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the quarter ended April 30, 2014, the results of Vilebrequin and G-T Fashion are included for the three month period ended March 31, 2014.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, Bass, G.H. Bass, Andrew Marc and Marc New York, licensed brands and private retail labels. G-III operates retail stores under the Wilsons Leather, G.H Bass, Vilebrequin, Calvin Klein Performance and Andrew Marc names.

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

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographic areas is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our success in the future will depend on our ability to design products that are accepted in the marketplace, source the manufacture of our products on a competitive basis, and continue to diversify our product portfolio and the markets we serve.

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

The G.H. Bass business acquired in November 2013 adds a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the Unites States. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 20 years. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that became effective on December 1, 2013. We launched Ivanka Trump product in the third quarter of fiscal 2014 and began shipping Calvin Klein swimwear for the Spring 2014 season. In November 2013, we expanded our relationship with Tommy Hilfiger to include a license for women’s outerwear. We expect to launch Tommy Hilfiger women’s outerwear for the Fall 2014 season. We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand. In March 2014, the current term of each of these ten license agreements was extended to December 31, 2023.

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

Our retail operations segment consists primarily of our Wilsons and G.H. Bass stores, substantially all of which are operated as outlet stores. As of April 30, 2014, we operated 168 Wilsons stores, 156 G.H. Bass stores and 72 Vilebrequin stores, as well as 5 Andrew Marc stores.

We have a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States and China. We currently operate Calvin Klein Performance stores in Scottsdale, Arizona, San Francisco, California, and Las Vegas, Nevada. We have a joint venture agreement, with Finity Apparel Retail Limited to open and operate Calvin Klein Performance retail stores in mainland China and Hong Kong. As of April 30, 2014, we operated 25 stores pursuant to this joint venture. We own 51% of this joint venture and consolidate its results of operations in our financial statements.

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

Results of Operations

Three months ended April 30, 2014 compared to three months ended April 30, 2013

Net sales for the three months ended April 30, 2014 increased to $366.2 million from $272.6 million in the same period last year. Net sales of licensed products increased to $216.7 million from $180.5 million primarily as a result of a $34.7 million increase in net sales of our Calvin Klein licensed products, with the largest increases occurring in the women’s sportswear ($17.3 million) and handbag ($7.9 million) categories. We also had net sales of $6.4 million from our new Calvin Klein women’s and men’s swimwear lines and from our new Ivanka Trump lines. Net sales of non-licensed products in the three months ended April 30, 2014 increased to $67.7 million from $60.7 million in the same period last year principally due to a $2.9 million increase in net sales by Vilebrequin and a $1.9 million increase in net sales from our Jessica Howard division. Net sales of our retail operations segment increased to $95.6 million for the three months ended April 30, 2014 from $45.3 million in April 30, 3013 primarily due to net sales of $44.2 million by our G.H. Bass business that was acquired in November 2013.

Gross profit increased to $130.2 million, or 35.5% of net sales, for the three months ended April 30, 2014, from $92.4 million, or 33.9% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 28.1% for the three months ended April 30, 2014 compared to 27.8% for the same period last year. The gross profit percentage in our non-licensed products segment was 35.8% for the three-month period ended April 30, 2014 compared to 31.6% for the same period last year. This increase was primarily attributable to improved gross margins in our Vilebrequin, Eliza J. and Jessica Howard divisions. The gross profit percentage in our retail operations segment was 47.0% for the three months ended April 30, 2014 compared to 50.9% for the comparable period last year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business, which had a lower gross profit percentage than the rest of our retail business, as well as due to a decrease in the gross margins at Wilsons resulting from higher markdowns in the current year period.

Selling, general and administrative expenses increased to $122.4 million, or 33.4% of net sales, in the three months ended April 30, 2014 from $85.8 million, or 31.6% of net sales, in the three months ended April 30, 2013. This increase is primarily a result of increases in personnel costs ($17.2 million), facility costs ($12.4 million) and advertising costs ($2.0 million). Personnel costs increased primarily as a result of the additional costs related to the newly acquired G.H. Bass business, as well as due to an increase in personnel to staff additional Wilsons’ retail stores. Facility costs increased as a result of the rent expense associated with the newly acquired G.H. Bass stores, as well as due to new leases entered into for additional Wilsons retail stores. Advertising costs increased due to an increase in net sales of licensed products, as well as due to advertising expenses related to our G.H. Bass business. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization expense increased to $4.2 million in the three months ended April 30, 2014 from $3.1 million in the same period last year primarily as a result of fixturing costs associated with the opening of additional retail stores, as well as additional depreciation and amortization expense related to the G.H. Bass business.

Interest and financing charges, net, were $1.8 million for each of the three months ended April 30, 2014 and 2013.

Income tax expense was $668,000 for the three months ended April 30, 2014 compared to $633,000 for the same period last year. The effective tax rate was 38.0% for each of the three months ended April 30, 2014 and 2013.

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

On April 30, 2014, we had cash and cash equivalents of $23.6 million and outstanding borrowings of $83.5 million. On April 30, 2013, we had cash and cash equivalents of $20.6 million and outstanding borrowings of $95.3 million. The principal amount of the outstanding promissory notes issued in connection with the acquisition of Vilebrequin was €15.0 million which equaled $20.5 million on April 30, 2014 and $19.2 million on April 30, 2013 based on exchange rates in effect at those dates.

Our contingent liability under open letters of credit was approximately $25.6 million as of April 30, 2014 compared to $30.0 million as of April 30, 2013.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and prohibited payments for cash dividends, stock redemptions and share repurchases until February 2014, after which such payments may be made subject to compliance with certain covenants. As of April 30, 2014, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $63.0 million at April 30, 2014 compared to $76.1 million at April 30, 2013.

Cash from Operating Activities

We used $3.3 million of cash in operating activities during the three months ended April 30, 2014, primarily as a result of a decrease in accounts payable and accrued expenses of $50.8 million and an increase in prepaid income taxes of $9.7 million offset by a decrease of $37.0 million in inventory and $14.9 million in accounts receivable.

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

Cash from Investing Activities

We used $10.1 million of cash in investing activities in the three months ended April 30, 2014 for the expansion of Wilsons’ distribution center to accommodate the G.H. Bass business acquired in November 2013, the conversion of the G.H. Bass point of sale system, leasehold improvements for new Wilsons and Vilebrequin stores and fixturing costs at department stores.

Cash from Financing Activities

Cash from financing activities provided $15.1 million in the three months ended April 30, 2014, primarily as a result of a $14.1 million increase in our net borrowings under our credit agreement and a $4.3 million tax benefit from the exercise or vesting of equity awards offset by $4.3 million in taxes paid in connection with the net share settlement of certain exercised or vested equity awards. We increased our borrowings primarily to pay for purchases of inventory.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2014 are those that depend most heavily on these judgments and estimates. As of April 30, 2014, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

10.5(e)	Seventh Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors), dated April 25, 2104, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 5, 2014	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 5, 2014	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

