Form 10-Q
period 2014-07-31
G III APPAREL GROUP LTD /DE/
filed 2014-09-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 2, 2014, there were 22,385,233 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013	January 31, 2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,534	$16,454	$22,091
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $41,542, $38,285 and $54,987, respectively	193,282	162,563	160,010
Inventories	534,186	406,246	359,639
Prepaid income taxes	18,474	4,586	6,807
Deferred income taxes, net	16,331	10,318	16,331
Prepaid expenses and other current assets	37,228	36,011	21,312
Total current assets	821,035	636,178	586,190
PROPERTY AND EQUIPMENT, NET	75,808	46,016	62,832
OTHER ASSETS	32,316	31,858	31,259
OTHER INTANGIBLES, NET	14,229	14,018	13,926
TRADEMARKS, NET	80,425	75,137	81,086
GOODWILL	55,354	54,153	55,604
	$1,079,167	$857,360	$830,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$45,031	$122,092	$48,843
Accounts payable	244,098	195,549	131,241
Accrued expenses	48,773	37,851	56,468
Due to noncontrolling shareholder	5,733	3,203	4,674
Total current liabilities	343,635	358,695	241,226
NOTES PAYABLE	20,386	19,518	20,560
DEFERRED INCOME TAXES, NET	21,936	19,235	22,100
CONTINGENT PURCHASE PRICE PAYABLE	5,503	5,711	5,550
OTHER NON-CURRENT LIABILITIES	19,652	14,257	19,465
TOTAL LIABILITIES	411,112	417,416	308,901

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding

Common stock - $.01 par value; 80,000,000 shares authorized; 22,877,458, 20,889,322 and 20,935,804 shares issued	229	210	209

Additional paid-in capital	324,211	179,834	184,841
Accumulated other comprehensive income	5,836	1,008	6,165
Retained earnings	343,323	263,289	335,797
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	669,700	440,442	523,113
Noncontrolling interest	(1,645)	(498)	(1,117)
Total stockholders’ equity	668,055	439,944	521,996
	$1,079,167	$857,360	$830,897

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31,
	2014	2013
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$424,010	$304,158
Cost of goods sold	275,951	204,739
Gross profit	148,059	99,419
Selling, general and administrative expenses	131,609	89,044
Depreciation and amortization	4,955	3,242
Operating profit	11,495	7,133
Interest and financing charges, net	1,965	1,750
Income before income taxes	9,530	5,383
Income tax expense	3,622	2,045
Net income	5,908	3,338
Add: Loss attributable to noncontrolling interest	328	254
Income attributable to G-III	$6,236	$3,592

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.29	$0.18
Weighted average number of shares outstanding	21,187	20,305

Diluted:
Net income per common share	$0.29	$0.17
Weighted average number of shares outstanding	21,660	20,753

Net income attributable to G-III	$6,236	$3,592
Other comprehensive loss:
Foreign currency translation adjustments	(293)	(136)
Other comprehensive loss	(293)	(136)
Comprehensive income	$5,943	$3,456

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended July 31,
	2014	2013
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$790,202	$576,773
Cost of goods sold	511,966	384,961
Gross profit	278,236	191,812
Selling, general and administrative expenses	254,050	174,872
Depreciation and amortization	9,181	6,363
Operating profit	15,005	10,577
Interest and financing charges, net	3,718	3,528
Income before income taxes	11,287	7,049
Income tax expense	4,289	2,678
Net income	6,998	4,371
Add: Loss attributable to noncontrolling interest	528	339
Income attributable to G-III	$7,526	$4,710

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.36	$0.23
Weighted average number of shares outstanding	20,843	20,234

Diluted:
Net income per common share	$0.35	$0.23
Weighted average number of shares outstanding	21,346	20,686

Net income attributable to G-III	$7,526	$4,710
Other comprehensive loss:
Foreign currency translation adjustments	(329)	(2,515)
Other comprehensive loss	(329)	(2,515)
Comprehensive income	$7,197	$2,195

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$6,998	$4,371
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,181	6,363
Equity based compensation	5,780	4,107
Tax benefit from exercise/vesting of equity awards	8,618	4,550
Deferred financing charges	469	335
Changes in operating assets and liabilities:
Accounts receivable, net	(33,352)	15,569
Inventories	(174,618)	(125,439)
Income taxes, net	(11,671)	(16,767)
Prepaid expenses and other current assets	(15,942)	(16,225)
Other assets, net	(1,869)	(12,554)
Accounts payable, accrued expenses and other liabilities	99,814	75,880

Net cash used in operating activities	(106,592)	(59,810)

Cash flows from investing activities
Capital expenditures	(21,367)	(10,680)
Net cash used in investing activities	(21,367)	(10,680)

Cash flows from financing activities
Proceeds from sale of common stock, net	128,686	-
Proceeds from (repayment of) notes payable, net	(3,812)	57,092
Proceeds from exercise of equity awards	640	760
Excess tax benefit from exercise/vesting of equity awards	5,430	2,957
Taxes paid for net share settlement	(4,316)	(946)
Noncontrolling interest investment, net	1,063	863
Net cash provided by financing activities	127,691	60,726

Foreign currency translation adjustments	(289)	(1,142)

Net decrease in cash and cash equivalents	(557)	(10,906)
Cash and cash equivalents at beginning of period	22,091	27,360
Cash and cash equivalents at end of period	$21,534	$16,454

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,055	$3,411
Income taxes	7,273	14,874

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

The results for the three month and six month periods ended July 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows for the prior year period to present that information on a basis consistent with the current year

Note 2 – Public Offering

In June 2014, the Company sold 1,725,000 shares of our common stock, including 225,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $77.63 per share. The Company received net proceeds of $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds are expected to be used for general corporate purposes to support the growth of the business.

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

	July 31, 2014	July 31, 2013	January 31, 2014
	(In thousands)
Finished goods	$524,350	$395,600	$350,627
Raw materials and work-in-process	9,836	10,646	9,012
	$534,186	$406,246	$359,639

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 328,000 shares of common stock have been excluded from the diluted net income per share calculation for the six months ended July 31, 2014. For the six months ended July 31, 2014 and 2013, 216,654 and 272,365 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

The reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net income attributable to G-III	$6,236	$3,592	$7,526	$4,710
Basic net income per share:
Basic common shares	21,187	20,305	20,843	20,234
Basic net income per share	$0.29	$0.18	$0.36	$0.23

Diluted net income per share:
Basic common shares	21,187	20,305	20,843	20,234
Restricted stock awards and stock options	473	448	503	452
Diluted common shares	21,660	20,753	21,346	20,686
Diluted net income per share	$0.29	$0.17	$0.35	$0.23

Note 5 – Notes Payable and Other Liabilities

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of July 31, 2014, there was $305.7 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of July 31, 2014, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Notes payable under the Company’s credit agreement were $45.0 million at July 31, 2014 and $122.1 million at July 31, 2013.

In August 2012, as part of the purchase price in connection with the Company’s acquisition of Vilebrequin, the Company issued to the seller €15.0 million (approximately $18.6 million using the exchange rate on the date of acquisition) principal amount of unsecured promissory notes due December 31, 2017, with interest payable at the rate of 5% per year. The promissory notes were recorded at stated value, which approximated fair value, on the date of issuance. The fair value of these promissory notes was $20.4 million at July 31, 2014 (using the exchange rate on that date), which approximated their carrying value.

Due to noncontrolling shareholder consists of amounts loaned to G-T Fashion and its subsidiary by the other joint venture partner. These loans, in the aggregate principal amount of $5.7 million as of July 31, 2014, are unsecured and have maturities of less than one year.

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

	Three Months Ended July 31, 2014
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$253,930	$87,276	$100,053	$(17,249)	$424,010
Cost of goods sold	184,541	54,278	54,381	(17,249)	275,951
Gross profit	69,389	32,998	45,672	—	148,059
Selling, general and administrative	55,049	24,173	52,387	—	131,609
Depreciation and amortization	1,169	2,145	1,641	—	4,955
Operating profit (loss)	$13,171	$6,680	$(8,356)	$—	$11,495

	Three Months Ended July 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$202,454	$70,400	$41,097	$(9,793)	$304,158
Cost of goods sold	147,689	45,887	20,950	(9,787)	204,739
Gross profit (loss)	54,765	24,513	20,147	(6)	99,419
Selling, general and administrative	48,495	19,964	20,621	(36)	89,044
Depreciation and amortization	575	1,875	792	—	3,242
Operating profit (loss)	$5,695	$2,674	$(1,266)	$30	$7,133

	Six Months Ended July 31, 2014
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$470,645	$155,025	$195,686	$(31,154)	$790,202
Cost of goods sold	340,332	97,739	105,049	(31,154)	511,966
Gross profit	130,313	57,286	90,637	—	278,236
Selling, general and administrative	104,528	45,392	104,130	—	254,050
Depreciation and amortization	2,023	4,123	3,035	—	9,181
Operating profit (loss)	$23,762	$7,771	$(16,528)	$—	$15,005

	Six Months Ended July 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$382,961	$131,089	$86,347	$(23,624)	$576,773
Cost of goods sold	277,991	87,382	43,160	(23,572)	384,961
Gross profit (loss)	104,970	43,707	43,187	(52)	191,812
Selling, general and administrative	94,752	39,262	40,956	(98)	174,872
Depreciation and amortization	1,060	3,814	1,489	—	6,363
Operating profit	$9,158	$631	$742	$46	$10,577

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follow:

	July 31,
	2014	2013
	(In thousands)
Licensed	$529,004	$463,736
Non-Licensed	293,224	247,991
Retail	169,268	79,344
Corporate	87,671	66,289
Total Assets	$1,079,167	$857,360

Note 7 – Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for the Company prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). This ASU provides for explicit guidance on how to account for awards with performance targets that affect vesting and could be achieved after the requisite service period. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service already has been rendered. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 8 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2015 is referred to as “fiscal 2015”. Vilebrequin and G-T Fashion report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and G-T Fashion are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the three month and six month periods ended July 31, 2014, the results of Vilebrequin and G-T Fashion are included for the three month and six month periods ended June 30, 2014.

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

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the Unites States. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass also licenses the brand for wholesale distribution of men’s and women’s footwear and men’s sportswear. In June, 2014, we entered into a multi-year wholesale license agreement with Overland Ltd. for the sale of men’s, women’s and children’s footwear under the G.H. Bass and related brands in Europe. Overland plans to sell G.H. Bass footwear primarily to department and specialty stores beginning in Fall 2014. A companion agreement also permits Overland to operate G.H. Bass retail locations throughout Europe.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past 20 years. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that became effective on December 1, 2013. We launched Ivanka Trump product in the third quarter of fiscal 2014 and began shipping Calvin Klein swimwear for the Spring 2014 season. In November 2013, we expanded our relationship with Tommy Hilfiger to include a license for women’s outerwear. We expect to launch Tommy Hilfiger women’s outerwear for the Fall 2014 season. We have nine different license agreements relating to a variety of products sold under the Calvin Klein brand. In March 2014, the current term of each of these nine license agreements was extended to December 31, 2023.

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

Our retail operations segment consists primarily of our Wilsons and G.H. Bass stores, substantially all of which are operated as outlet stores. As of July 31, 2014, we operated 174 Wilsons stores, 157 G.H. Bass stores and 81 Vilebrequin stores, as well as 6 Andrew Marc stores.

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

Results of Operations

Three months ended July 31, 2014 compared to three months ended July 31, 2013

Net sales for the three months ended July 31, 2014 increased to $424.0 million from $304.2 million in the same period last year. Net sales of licensed products increased to $253.9 million from $202.5 million, primarily as a result of an increase of $24.7 million in net sales of Calvin Klein licensed products with the largest increases occurring in the women’s performance wear and women’s outerwear categories. The increase in net sales of licensed products was also due to an increase of $7.6 million in net sales of Cole Haan men’s and women’s outerwear and an increase of $5.2 million in net sales of Guess product lines. Net sales of non-licensed products in the three months ended July 31, 2014 were $87.3 million compared to $70.4 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of a $16.2 million increase in net sales of private label products and a $3.1 million increase in net sales of Vilebrequin products. Net sales of our retail operations increased to $100.1 million for the three months ended July 31, 2014 from $41.1 million in the same period last year. The increase in net sales is primarily the result of $53.6 million in net sales of the G.H. Bass business that was acquired in November 2013.

Gross profit increased to $148.1 million, or 34.9% of net sales, for the three months ended July 31, 2014, from $99.4 million, or 32.7% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 27.3% in the three months ended July 31, 2014 compared to 27.1% in the same period last year. The gross profit percentage in our non-licensed products segment was 37.8% in the three month period ended July 31, 2014 compared to 34.9% in the same period last year. This increase was primarily attributable to improved gross margins of our Jessica Howard and Eliza J dress divisions. The gross profit percentage in our retail operations segment was 45.6% for the three months ended July 31, 2014 compared to 49.0% for the comparable period last year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business, which had a lower gross profit percentage compared to the rest of our retail business.

Selling, general and administrative expenses increased to $131.6 million in the three months ended July 31, 2014 from $89.0 million in the same period last year. This increase is primarily due to the additional $26.6 million in selling, general and administrative expenses resulting from the G.H. Bass business that was acquired in November 2013. In addition, we had increases in personnel costs ($10.2 million) and facility costs ($4.9 million). Personnel costs increased primarily as a result of an increase in headcount to staff additional stores opened since the prior year, as well as an increase in bonuses related to higher profitability. Facility costs increased primarily as a result of additional rent expense associated with our new retail stores and increases in third party warehouse costs as a result of the increase in inventory.

Depreciation and amortization increased to $5.0 million in the three months ended July 31, 2014 from $3.2 million in the same period last year. These expenses increased as a result of depreciation and amortization associated with fixtures added to department stores for some of our licensed divisions, with the opening of additional retail stores and with respect to the G.H. Bass business acquired at the beginning of the fourth fiscal quarter last year.

Interest and financing charges, net for the three months ended July 31, 2014, were $2.0 million compared to $1.8 million for the same period last year.

Income tax expense for the three months ended July 31, 2014 was $3.6 million compared to $2.0 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. The effective tax rate was 38.0% for each of the three months ended July 31, 2014 and 2013.

Six months ended July 31, 2014 compared to six months ended July 31, 2013

Net sales for the six months ended July 31, 2014 increased to $790.2 million from $576.8 million in the same period last year. Net sales of licensed products increased to $470.6 million from $383.0 million primarily as a result of an increase of $59.4 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s sportswear, handbags and performance wear, along with an increase of $8.6 million in net sales of Cole Haan outerwear. Net sales of non-licensed products in the six months ended July 31, 2014 were $155.0 million compared to $131.1 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of a $17.8 million increase in net sales of private label products and a $4.8 million increase in net sales of Vilebrequin products. Net sales of our retail operations increased to $195.7 million for the six months ended July 31, 2014 from $86.3 million in the same period last year, primarily due to net sales of $97.8 million of the G.H. Bass business that was acquired in November 2013.

Gross profit increased to $278.2 million, or 35.2% of net sales, for the six months ended July 31, 2014, from $191.8 million, or 33.3% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 27.7% in the six months ended July 31, 2014 compared to 27.4% in the same period last year. The gross profit percentage in our non-licensed products segment was 37.0% in the six month period ended July 31, 2014 compared to 33.3% in the same period last year. This increase was primarily attributable to improved gross margins of our Jessica Howard and Eliza J dress divisions. The gross profit percentage for our retail operations segment was 46.3% for the six months ended July 31, 2014 compared to 50.0% for the comparable period last year This decrease in gross profit percentage is primarily due to our new G.H. Bass business, which had a lower gross profit percentage compared to the rest of our retail business, as well as due to a decrease in the gross margins at Wilsons resulting from higher markdowns in the current year period.

Selling, general and administrative expenses increased to $254.1 million in the six months ended July 31, 2014 from $174.9 million in the same period last year. This increase is primarily due to the additional $53.5 million in selling, general and administrative expenses resulting from the G.H. Bass business that was acquired in November 2013. The remainder of the increase is a result of increases in personnel costs ($17.2 million) and facility costs ($7.6 million). Personnel costs increased primarily due to increases in personnel to staff additional retail stores, in bonuses related to increased profitability and in equity compensation. Facility costs increased as a result of additional rent expense incurred for new retail store leases and increases in third party warehouse costs as a result of the increase in inventory.

Depreciation and amortization increased to $9.2 million in the six months ended July 31, 2014 from $6.4 million in the same period last year. These expenses increased as a result of depreciation and amortization associated with fixtures added to department stores for some of our licensed divisions, with the opening of additional retail stores and with respect to the G.H. Bass business acquired at the beginning of the fourth fiscal quarter last year.

Interest and financing charges, net for the six months ended July 31, 2014, were $3.7 million compared to $3.5 million for the same period last year.

Income tax expense for the six months ended July 31, 2014 was $4.3 million compared to $2.7 million for the same period last year. The increase in income tax expense is related to higher net income in the current year. The effective tax rate was 38.0% for the six months ended July 31, 2014 and 2013.

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility, cash generated from operations and, more recently, the sale of our common stock.

On July 31, 2014, we had cash and cash equivalents of $21.5 million and outstanding borrowings of $45.0 million. On July 31, 2013, we had cash and cash equivalents of $16.5 million and outstanding borrowings of $122.1 million. The reduction in our outstanding borrowings was the result of the application of the net proceeds of our recent public offering of common stock. The outstanding amount of the promissory notes issued in connection with the acquisition of Vilebrequin equaled $20.4 million on July 31, 2014 and $19.5 million on July 31, 2013 based on exchange rates in effect at those dates.

Our contingent liability under open letters of credit was approximately $17.5 million as of July 31, 2014 compared to $22.3 million as of July 31, 2013.

Public Offering

In June 2014, we sold 1,725,000 shares of our common stock, including 225,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $77.63 per share. We received net proceeds of $128.7 million from this offering after payment of the underwriting discount and expenses of the offering. The net proceeds are expected to be used for general corporate purposes to support the growth of our business.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of July 31, 2014, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $45.0 million at July 31, 2014 compared to $122.1 million at July 31, 2013.

Cash from Operating Activities

We used $106.6 million of cash in operating activities during the six months ended July 31, 2014, primarily as a result of an increase of $174.6 million in inventory and an increase of $33.4 million in accounts receivable, offset, in part, by an increase in accounts payable and accrued expenses of $99.8 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter.

Cash from Investing Activities

We used $21.4 million of cash in investing activities in the six months ended July 31, 2014 for capital expenditure related to the expansion of the Wilsons distribution center to accommodate the G.H. Bass business acquired in November 2013, the conversion of the G.H. Bass point of sale system from the system used by the prior owner of G.H. Bass to our system, leasehold improvements at our corporate office, new Wilsons, G.H. Bass and Vilebrequin stores and fixturing costs at department stores.

Cash from Financing Activities

Cash from financing activities provided $127.7 million in the six months ended July 31, 2014, primarily as a result of the receipt of net proceeds of $128.7 million in connection with our public offering of common stock in June 2014.

Financing Needs

We believe that our cash on hand and cash generated from operations and our recent public offering, together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2014 are those that depend most heavily on these judgments and estimates. As of July 31, 2014, there have been no material changes to our critical accounting policies.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 8, 2014	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2014	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

