Form 10-Q
period 2014-10-31
G III APPAREL GROUP LTD /DE/
filed 2014-12-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of December 1, 2014, there were 22,471,697 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014	October 31, 2013	January 31, 2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,158	$29,811	$22,091
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $60,685, $60,503 and $54,987, respectively	453,571	397,546	160,010
Inventories	436,367	323,334	359,639
Prepaid income taxes	—	—	6,807
Deferred income taxes, net	16,335	10,318	16,331
Prepaid expenses and other current assets	17,833	16,811	21,312
Total current assets	973,264	777,820	586,190
PROPERTY AND EQUIPMENT, NET	79,583	49,639	62,832
OTHER ASSETS	28,969	30,320	31,259
OTHER INTANGIBLES, NET	13,497	14,065	13,926
TRADEMARKS, NET	75,815	77,499	81,086
GOODWILL	53,273	55,257	55,604
TOTAL ASSETS	$1,224,401	$1,004,600	$830,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$153,853	$215,782	$48,843
Income taxes payable	24,117	30,905	—
Accounts payable	165,162	113,914	131,241
Accrued expenses	89,877	69,432	56,468
Due to noncontrolling shareholder	—	4,180	4,674
Total current liabilities	433,009	434,213	241,226
NOTES PAYABLE	—	20,287	20,560
DEFERRED INCOME TAXES, NET	20,585	20,026	22,100
CONTINGENT PURCHASE PRICE PAYABLE	1,015	5,936	5,550
OTHER NON-CURRENT LIABILITIES	21,548	18,298	19,465
TOTAL LIABILITIES	476,157	498,760	308,901

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 22,963,922, 20,892,046 and 20,935,804 shares issued	229	209	209
Additional paid-in capital	329,944	182,602	184,841
Accumulated other comprehensive income (loss)	(1,969)	4,769	6,165
Retained earnings	423,939	322,895	335,797
Common stock held in treasury, at cost – 492,225 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	748,244	506,576	523,113
Noncontrolling interest	—	(736)	(1,117)
TOTAL STOCKHOLDERS’ EQUITY	748,244	505,840	521,996
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$1,224,401	$1,004,600	$830,897

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2014	2013
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$812,330	$668,702
Cost of goods sold	517,078	441,757
Gross profit	295,252	226,945
Selling, general and administrative expenses	176,383	125,457
Depreciation and amortization	5,589	3,158
Operating profit	113,280	98,330
Other income	11,950	—
Interest and financing charges, net	(1,988)	(2,592)
Income before income taxes	123,242	95,738
Income tax expense	43,469	36,381
Net income	79,773	59,357
Add: Loss attributable to noncontrolling interest	842	238
Income attributable to G-III	$80,615	$59,595

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$3.60	$2.92
Weighted average number of shares outstanding	22,411	20,399

Diluted:
Net income per common share	$3.53	$2.85
Weighted average number of shares outstanding	22,862	20,911

Net income attributable to G-III	$80,615	$59,595
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,805)	3,761
Other comprehensive income (loss)	(7,805)	3,761
Comprehensive income	$72,810	$63,356

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended October 31,
	2014	2013
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,602,532	$1,245,476
Cost of goods sold	1,028,762	826,654
Gross profit	573,770	418,822
Selling, general and administrative expenses	430,433	300,329
Depreciation and amortization	14,770	9,523
Operating profit	128,567	108,970
Other income	11,950	—
Interest and financing charges, net	(5,988)	(6,183)
Income before income taxes	134,529	102,787
Income tax expense	47,758	39,059
Net income	86,771	63,728
Add: Loss attributable to noncontrolling interest	1,370	577
Income attributable to G-III	$88,141	$64,305

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$4.12	$3.17
Weighted average number of shares outstanding	21,370	20,290

Diluted:
Net income per common share	$4.04	$3.09
Weighted average number of shares outstanding	21,841	20,818

Net income attributable to G-III	$88,141	$64,305
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,134)	1,246
Other comprehensive income (loss)	(8,134)	1,246
Comprehensive income	$80,007	$65,551

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$86,771	$63,728
Adjustments to reconcile net income to net cash used in operating activities, net of assets and liabilities disposed:
Depreciation and amortization	14,770	9,523
Loss on disposal of a retail store	275	—
Gain on repurchase of unsecured promissory notes	(1,893)	—
Change in contingent purchase price payable	(4,186)	—
Gain on the sale of joint venture interest	(2,365)	—
Equity based compensation	8,431	6,826
Tax benefit from exercise/vesting of equity awards	11,657	4,639
Deferred financing charges	657	565
Changes in operating assets and liabilities:
Accounts receivable, net	(294,502)	(219,198)
Inventories	(79,654)	(42,238)
Income taxes, net	30,889	18,727
Prepaid expenses and other current assets	2,849	3,031
Other assets, net	(5,265)	(10,628)
Accounts payable, accrued expenses and other liabilities	69,090	28,849
Net cash used in operating activities	(162,476)	(136,176)

Cash flows from investing activities
Capital expenditures	(33,892)	(15,714)
Proceeds from sale of interest in joint venture	2,695	—
Proceeds from sale of a retail store	517	—
Net cash used in investing activities	(30,680)	(15,714)

Cash flows from financing activities
Proceeds from sale of common stock, net	128,686	—
Proceeds from notes payable, net	105,814	150,781
Repurchase of unsecured promissory notes	(17,755)	—
Proceeds from exercise of equity awards	665	1,016
Excess tax benefit from exercise/vesting of equity awards	6,978	2,526
Taxes paid for net share settlement	(4,316)	(1,005)
Noncontrolling interest investment	—	1,905
Net cash provided by financing activities	220,072	155,223

Foreign currency translation adjustments	151	(882)

Net increase in cash and cash equivalents	27,067	2,451
Cash and cash equivalents at beginning of period	22,091	27,360
Cash and cash equivalents at end of period	$49,158	$29,811

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,314	$6,120
Income taxes	5,146	15,445

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, reports results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company.

The results for the three month and nine month periods ended October 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Operations and Comprehensive Income for the prior year period to present that information on a basis consistent with the current year.

In the ordinary course of our business, the Company is subject to periodic lawsuits, investigations and claims. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, there is currently no pending legal proceeding or proceedings that will have a material adverse effect on our business, financial condition or results of operations.

Note 2 – Public Offering

In June 2014, the Company sold 1,725,000 shares of its common stock, including 225,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $77.63 per share. The Company received net proceeds of $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds are being used for general corporate purposes.

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

	October 31, 2014	October 31, 2013	January 31, 2014
	(In thousands)
Finished goods	$429,531	$314,780	$350,627
Raw materials and work-in-process	6,836	8,554	9,012
	$436,367	$323,334	$359,639

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 342,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2014. For the nine months ended October 31, 2014 and 2013, 303,118 and 275,089 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

The reconciliation between basic and diluted net income per share is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net income attributable to G-III	$80,615	$59,595	$88,141	$64,305
Basic net income per share:
Basic common shares	22,411	20,399	21,370	20,290
Basic net income per share	$3.60	$2.92	$4.12	$3.17

Diluted net income per share:
Basic common shares	22,411	20,399	21,370	20,290
Restricted stock awards and stock options	451	512	471	528
Diluted common shares	22,862	20,911	21,841	20,818
Diluted net income per share	$3.53	$2.85	$4.04	$3.09

Note 5 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of October 31, 2014, there was $285.9 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of October 31, 2014, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

In October 2014, the Company repurchased the unsecured promissory notes issued in August 2012 in connection with the acquisition of Vilebrequin. The notes were repurchased at a discount from the original principal amount of €15.0 million (See Note 7 – Other Income).

Notes payable under the Company’s credit agreement were $153.9 million at October 31, 2014 and $215.8 million at October 31, 2013.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has three reportable segments: licensed products, non-licensed products and retail operations. The G.H. Bass business was added to the retail operations segment upon its acquisition in November 2013. There is substantial intersegment cooperation, cost allocations and sharing of assets between the licensed and non-licensed products segments. As a result, the Company does not represent that these segments, if operated independently, would report the operating results set forth in the table below. The following information, in thousands, is presented for the three month and nine month periods indicated below:

	Three Months Ended October 31, 2014
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$542,094	$180,041	$130,101	$(39,906)	$812,330
Cost of goods sold	367,723	117,362	71,899	(39,906)	517,078
Gross profit	174,371	62,679	58,202	—	295,252
Selling, general and administrative	90,054	28,937	57,392	—	176,383
Depreciation and amortization	1,284	2,227	2,078	—	5,589
Operating profit (loss)	$83,033	$31,515	$(1,268)	$—	$113,280

	Three Months Ended October 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$504,910	$123,995	$55,395	$(15,598)	$668,702
Cost of goods sold	348,790	81,021	27,544	(15,598)	441,757
Gross profit	156,120	42,974	27,851	—	226,945
Selling, general and administrative	76,995	24,516	23,946	—	125,457
Depreciation and amortization	538	1,715	905	—	3,158
Operating profit	$78,587	$16,743	$3,000	$—	$98,330

	Nine Months Ended October 31, 2014
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$1,012,739	$336,330	$324,522	$(71,059)	$1,602,532
Cost of goods sold	708,193	214,699	176,929	(71,059)	1,028,762
Gross profit	304,546	121,631	147,593	—	573,770
Selling, general and administrative	194,582	74,329	161,522	—	430,433
Depreciation and amortization	3,307	6,350	5,113	—	14,770
Operating profit (loss)	$106,657	$40,952	$(19,042)	$—	$128,567

	Nine Months Ended October 31, 2013
	Licensed	Non-Licensed	Retail	Elimination (1)	Total
Net sales	$887,871	$253,823	$141,742	$(37,960)	$1,245,476
Cost of goods sold	626,841	167,062	70,711	(37,960)	826,654
Gross profit	261,030	86,761	71,031	—	418,822
Selling, general and administrative	171,748	63,679	64,902	—	300,329
Depreciation and amortization	1,598	5,531	2,394	—	9,523
Operating profit	$87,684	$17,551	$3,735	$—	$108,970

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	October 31,
	2014	2013
	(In thousands)
Licensed	$610,570	$503,838
Non-Licensed	324,939	335,390
Retail	198,579	101,902
Corporate	90,313	63,470
Total Assets	$1,224,401	$1,004,600

Note 7 – Other Income

Sale of rights to operate Calvin Klein Performance stores in Asia

In September 2014, the Company entered into agreements that terminated its rights to operate Calvin Klein Performance Stores in Asia, which included the sale to the licensor, PVH Corp, of the Company’s 51% interest in G-T (International) Fashion Company Limited, a joint venture that operated Calvin Klein Performance stores in China. The sale of the joint venture interest resulted in a $2.4 million gain in the current period. The licensor agreed to pay the Company $3.5 million in consideration of the early termination of previously granted rights to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore. This amount is included in other income in the current period.

Repurchase of unsecured promissory notes

In October 2014, the Company repurchased the €15.0 million principal amount of unsecured promissory notes (“the notes”) issued in August 2012 as part of the consideration for the acquisition of Vilebrequin. The notes were due December 31, 2017 and carried a stated interest rate of 5% per annum. The notes were repurchased for €13.5 million, representing approximately a 10% discount on the outstanding amount of the notes, which resulted in a gain of €1.5 million (approximately $1.9 million using the transaction date exchange rate).

Contingent consideration adjustment

In addition to the aggregate consideration paid at closing, the purchase agreement relating to the acquisition of Vilebrequin provided for contingent consideration of up to €22.5 million (approximately $27.9 million using the acquisition date exchange rate) based upon Vilebrequin achieving certain performance objectives related to the growth of its business over the three years ending December 31, 2015. As of the acquisition date, the estimated fair value of the contingent consideration payable was $5.5 million (based on the acquisition date exchange rate). The Company is required to assess the probability of Vilebrequin achieving these performance objectives which requires management to make certain estimates and judgments based on forecasts of future performance. As of October 31, 2014, the fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820 - Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to Vilebrequin until the end of the earnout period, appropriately discounted and calculated in accordance with the terms of the purchase agreement. Based upon Vilebrequin’s most recent forecast and the related discounted cash flows, the Company has revised its prior estimate of the fair value of the contingent consideration payable to €0.8 million (approximately $1.0 million using Vilebrequin’s current reporting period end exchange rate), which resulted in a gain in the current period of €3.2 million (approximately $4.2 million using Vilebrequin’s current reporting period end exchange rate).

Note 8 – Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for the Company prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted this guidance and applied it to the sale of its interest in the joint venture.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). This ASU provides for explicit guidance on how to account for awards with performance targets that affect vesting and could be achieved after the requisite service period. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service already has been rendered. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

Note 9 – Effective Tax Rate

The effective tax rate was 35.5% in the current year compared to 38.0% in the prior year and 35.3% in the current quarter compared to 38.0% in the same period prior year. The effective tax rate is lower primarily due to the tax treatment of certain other income items realized in the current period.

Note 10 – Subsequent Events

The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2015 is referred to as “fiscal 2015”. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the three month and nine month periods ended October 31, 2014, the results of Vilebrequin are included for the three month and nine month periods ended September 30, 2014.

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

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the Unites States. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass also licenses the brand for wholesale distribution of men’s and women’s footwear and men’s sportswear. In June, 2014, we entered into a multi-year wholesale license agreement with Overland Ltd. for the sale of men’s, women’s and children’s footwear under the G.H. Bass and related brands in Europe. Overland plans to sell G.H. Bass footwear primarily to department and specialty stores beginning in Spring 2015. A companion agreement also permits Overland to operate G.H. Bass retail locations throughout Europe.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past 20 years. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand and, in April 2013, we entered into a license agreement for Calvin Klein men’s and women’s swimwear that became effective on December 1, 2013. We launched Ivanka Trump product in the third quarter of fiscal 2014 and began shipping Calvin Klein swimwear for the Spring 2014 season. In November 2013, we expanded our relationship with Tommy Hilfiger to include a license for women’s outerwear. We launched Tommy Hilfiger women’s outerwear in the Fall 2014 season. We have nine different license agreements relating to a variety of products sold under the Calvin Klein brand. In March 2014, the current term of each of these nine license agreements was extended to December 31, 2023.

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

Our retail operations segment consists primarily of our Wilsons and G.H. Bass stores, substantially all of which are operated as outlet stores. As of October 31, 2014, we operated 179 Wilsons stores, 158 G.H. Bass stores and 80 Vilebrequin stores, as well as 6 Andrew Marc stores and 5 Calvin Klein Performance stores.

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

Results of Operations

Three months ended October 31, 2014 compared to three months ended October 31, 2013

Net sales for the three months ended October 31, 2014 increased to $812.3 million from $668.7 million in the same period last year. Net sales of licensed products increased to $542.1 million from $504.9 million, primarily as a result of an increase of $11.9 million in net sales of Tommy Hilfiger licensed products as a result of an increase in sales of men’s outerwear and the addition of women’s outerwear, as well as an increase of $9.0 million in net sales of Calvin Klein licensed products, primarily in women’s sportswear and an increase of $5.7 million in net sales of Guess licensed product lines. Net sales of non-licensed products in the three months ended October 31, 2014 were $180.0 million compared to $124.0 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of an increase in net sales of private label products. Net sales of our retail operations increased to $130.1 million for the three months ended October 31, 2014 from $55.4 million in the same period last year primarily as the result of $65.6 million in net sales of the G.H. Bass retail business that was acquired in November 2013. In addition, Wilsons had increased sales as a result of a same store sales increase of 6.4% in the quarter and the operation of new stores in the period.

Gross profit increased to $295.3 million, or 36.3% of net sales, for the three months ended October 31, 2014, from $226.9 million, or 33.9% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 32.2% in the three months ended October 31, 2014 compared to 30.9% in the same period last year. This increase was primarily attributable to improved gross margins in our Calvin Klein men’s and women’s outerwear and women’s suit divisions. The gross profit percentage in our non-licensed products segment was 34.8% in the three month period ended October 31, 2014 compared to 34.7% in the same period last year. The gross profit percentage in our retail operations segment was 44.7% for the three months ended October 31, 2014 compared to 50.3% for the comparable period last year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business that operated at a lower gross profit percentage compared to the rest of our retail business.

Selling, general and administrative expenses increased to $176.4 million in the three months ended October 31, 2014 from $125.5 million in the same period last year. This increase is primarily due to the additional $29.0 million in selling, general and administrative expenses resulting from the G.H. Bass business that was acquired in November 2013. In addition, we had increases in personnel costs ($14.7 million) and facility costs ($6.5 million). Personnel costs increased primarily as a result of an increase in bonus accruals related to higher profitability, as well as an increase in headcount to staff additional stores opened since the prior year. Facility costs increased primarily as a result of increases in third party warehouse costs. Our existing distribution centers are operating at capacity and, as a result, we needed to utilize third party facilities to satisfy the increased shipping volume related to increased domestic sales. We also incurred additional rent expense associated with our new retail stores.

Depreciation and amortization increased to $5.6 million in the three months ended October 31, 2014 from $3.2 million in the same period last year. These expenses increased as a result of depreciation and amortization related to department store fixturing programs for our licensed divisions, the opening of additional retail stores, and with respect to the G.H. Bass business acquired at the beginning of the fourth fiscal quarter last year.

Other income was $12.0 million in the three months ended October 31, 2014. The other income recognized in the current period relates to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $2.4 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

Interest and financing charges, net for the three months ended October 31, 2014, were $2.0 million compared to $2.6 million for the same period last year. Interest expense decreased due to lower average borrowings resulting mainly from the application of the proceeds of our public offering in June 2014.

Income tax expense for the three months ended October 31, 2014 was $43.5 million compared to $36.4 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. The effective tax rate was 35.3% in the current year compared to 38.0% in the prior year. The effective tax rate is lower primarily due to the tax treatment of certain other income items realized in the current period.

Nine months ended October 31, 2014 compared to nine months ended October 31, 2013

Net sales for the nine months ended October 31, 2014 increased to $1.60 billion from $1.25 billion in the same period last year. Net sales of licensed products increased to $1.01 billion from $887.9 million primarily as a result of an increase of $68.4 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s sportswear, women’s outerwear, dresses and women’s performance wear. The increase in net sales of licensed products is also due to an increase of (i) $13.5 million in net sales of Tommy Hilfiger licensed products as a result of an increase in net sales of men’s outerwear and the addition of women’s outerwear, (ii) $13.0 million in net sales of Cole Haan men’s and women’s outerwear, (iii) $12.3 million in net sales of our Guess licensed product lines and (iv) $11.5 million in nets sales of our Ivanka Trump licensed product lines. Net sales of non-licensed products in the nine months ended October 31, 2014 were $336.3 million compared to $253.8 million in the same period last year. The increase in net sales of non-licensed products is primarily the result of an increase in net sales of private label products and a $10.4 million increase in net sales of Andrew Marc products with the largest increases occurring for the Marc New York women’s outerwear and women’s performance wear product lines. Net sales of our retail operations increased to $324.5 million for the nine months ended October 31, 2014 from $141.7 million in the same period last year, primarily due to net sales of $162.1 million of the G.H. Bass retail business that was acquired in November 2013. In addition Wilsons had increased sales as a result of a same store sales increase of 3.1% in the nine month period and the operation of new stores.

Gross profit increased to $573.8 million, or 35.8% of net sales, for the nine months ended October 31, 2014, from $418.8 million, or 33.6% of net sales, in the same period last year. The gross profit percentage in our licensed products segment was 30.1% in the nine months ended October 31, 2014 compared to 29.4% in the same period last year. This increase was mainly attributable to improved gross margins in our Calvin Klein dress, handbag, men’s and women’s outerwear and women’s suit divisions. The gross profit percentage in our non-licensed products segment was 36.2% in the nine month period ended October 31, 2014 compared to 34.2% in the same period last year. This increase was primarily attributable to improved gross margins of our Jessica Howard, Eliza J and Andrew Marc product lines, offset, in part, by the unfavorable impact from the private label division which operated at a lower margin than the segment’s average. The gross profit percentage for our retail operations segment was 45.5% for the nine months ended October 31, 2014 compared to 50.1% for the comparable period last year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business that operated at a lower gross profit percentage compared to the rest of our retail business.

Selling, general and administrative expenses increased to $430.4 million in the nine months ended October 31, 2014 from $300.3 million in the same period last year. This increase is primarily due to the additional $82.5 million in selling, general and administrative expenses resulting from the G.H. Bass business that was acquired in November 2013. The remainder of the increase is a result of increases in personnel costs ($31.9 million) and facility costs ($14.1 million). Personnel costs increased primarily due to increases in personnel to staff additional retail stores, an increase in headcount related to the expansion of certain product lines and increases in bonus accruals related to increased profitability. Facility costs increased as a result of rent expense incurred for additional retail store leases opened since the prior year. In addition, our existing distribution centers are operating at capacity and, as a result, we needed to utilize third party facilities to satisfy the increased shipping volume related to increased domestic sales.

Depreciation and amortization increased to $14.8 million in the nine months ended October 31, 2014 from $9.5 million in the same period last year. These expenses increased as a result of depreciation and amortization associated with department store fixturing programs for some of our licensed divisions, the opening of additional retail stores and with respect to the G.H. Bass business acquired at the beginning of the fourth fiscal quarter last year.

Other income was $12.0 million in the nine months ended October 31, 2014. The other income recognized in the current period relates to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $2.4 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

Interest and financing charges, net for the nine months ended October 31, 2014, were $6.0 million compared to $6.2 million for the same period last year. Interest expense decreased due to lower average borrowings mainly resulting from the application of the proceeds of our public offering in June 2014.

Income tax expense for the nine months ended October 31, 2014 was $47.8 million compared to $39.1million for the same period last year. The increase in income tax expense is related to higher pretax income in the current year. The effective tax rate was 35.5% in the current year compared to 38.0% in the prior year. The effective tax rate is lower primarily due to the tax treatment of certain other income items realized in the current period.

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

On October 31, 2014, we had cash and cash equivalents of $49.2 million and outstanding borrowings of $153.9 million. On October 31, 2013, we had cash and cash equivalents of $29.8 million and outstanding borrowings of $215.8 million. The reduction in our outstanding borrowings was the result of the application of the net proceeds of our recent public offering of common stock offset by the amount paid for G.H. Bass in November 2013 and for the repurchase of the notes issued as part of the consideration for the Vilebrequin acquisition.

Our contingent liability under open letters of credit was approximately $6.5 million as of October 31, 2014 compared to $10.5 million as of October 31, 2013.

Public Offering

In June 2014, we sold 1,725,000 shares of our common stock, including 225,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $77.63 per share. We received net proceeds of $128.7 million from this offering after payment of the underwriting discount and expenses of the offering. The net proceeds are being used for general corporate purposes.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of October 31, 2014, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts payable under our credit agreement were $153.9 million at October 31, 2014 compared to $215.8 million at October 31, 2013.

Cash from Operating Activities

We used $162.5 million of cash in operating activities during the nine months ended October 31, 2014, primarily as a result of an increase of $294.5 million in accounts receivable and $79.7 million in inventories, offset, in part, by our net income of $86.8 million, an increase in accounts payable and accrued expenses of $69.1 million and an increase in income taxes payable of $30.9 million.

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

Cash from Investing Activities

We used $30.7 million of cash in investing activities in the nine months ended October 31, 2014 primarily as a result of $33.9 million in capital expenditures related to remodeling and adding new Wilsons, G.H. Bass and Vilebrequin stores, fixturing costs at department stores, leasehold improvements at our corporate office, the expansion of the Wilsons distribution center to accommodate the G.H. Bass business and the conversion of the G.H. Bass point of sale system from the system used by the prior owner of G.H. Bass to our system.

Cash from Financing Activities

Cash from financing activities provided $220.1 million in the nine months ended October 31, 2014, primarily as a result of the receipt of net proceeds of $128.7 million in connection with our public offering of common stock in June 2014 and of $105.8 million of net borrowings under our credit agreement offset by the repurchase of the unsecured promissory notes for $17.8 million. We increased our borrowings primarily to pay for purchases of inventory.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2014 are those that depend most heavily on these judgments and estimates. As of October 31, 2014, there have been no material changes to our critical accounting policies.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 9, 2014	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 9, 2014	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

