Form 10-K
period 2015-01-31
G III APPAREL GROUP LTD /DE/
filed 2015-03-30
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 31, 2014, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,532,250,692.
The number of outstanding shares of the registrant’s Common Stock as of March 30, 2015 was 22,486,597.
Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 9, 2015, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

ITEM 1.   BUSINESS.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2015 is referred to as “fiscal 2015.”
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, licensed brands and private retail labels.
G-III sells swimwear, resort wear and related accessories under our own Vilebrequin brand and footwear, apparel and accessories under our own Bass and G.H. Bass brands. We also sell a variety of apparel products under our other owned brands that include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet and under private retail labels.
We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Kenneth Cole, Guess?, Cole Haan and Tommy Hilfiger. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano and over 100 U.S. colleges and universities.
Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdale’s, Dillard’s, The Bon-Ton Stores, Nordstrom, Saks Fifth Avenue, Lord & Taylor and JC Penney.
We also distribute through our own retail stores. Our retail operating segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of January 31, 2015, we operated 185 Wilsons Leather stores and 156 G.H. Bass stores, as well as 5 Calvin Klein Performance stores, in 43 states and Puerto Rico.
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.
In November 2013, we acquired the business of G.H. Bass & Co., a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). Bass footwear, apparel and accessories are sold primarily through our G.H. Bass outlet stores located in the United States. The brand is licensed for the wholesale distribution of men’s and women’s footwear and men’s sportswear. In addition, in March 2015, we entered into a wholesale license agreement with Genesco with respect to G.H. Bass men’s, women’s and children’s footwear in the United States and Canada. The line will be shown to customers this summer with first shipments expected for the Spring 2016 season, with distribution through better department and specialty stores. We also intend to use our in-house expertise to produce certain key categories for Bass, including our planned launch of Bass women’s apparel for delivery in Fall 2015.
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in the United States and over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. Vilebrequin has also licensed its brand for the wholesale distribution of footwear and neckwear. We believe that Vilebrequin is capable of significant worldwide expansion. As of January 31, 2015, Vilebrequin products were distributed through 77 Company owned stores and 23 franchise partners, as well as through select wholesale distribution.
We have three reportable segments, licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and under private label brands. The retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.

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
Broad portfolio of recognized brands.   We have built a broad and deep portfolio of over 40 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and team sports categories catering to a wide range of customers. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. In addition to our licensed brands, we own several successful proprietary brands, including Vilebrequin, Bass, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.
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
Ivanka Trump
Jones New York
Ellen Tracy
Kensie
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Vilebrequin	Vilebrequin
Bass	Bass
G.H. Bass	G.H. Bass
Black Rivet	Black Rivet
Wilsons	Wilsons
Eliza J
Jessica Howard

Diversified distribution base.   We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers, while reducing our reliance on any one demographic segment, merchandise preference or distribution channel. Our products are sold to approximately 2,900 customers, including a cross section of retailers such as Macy’s, TJX Companies, Ross Stores, Dillard’s, The Bon-Ton Stores, Nordstrom, Saks Fifth Avenue, Lord & Taylor, JC Penney and membership clubs such as Costco and Sam’s Club. As a result of our broad distribution platform, we are a licensee and supplier of choice and can more easily adapt to changes in the retail environment. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons Leather retail stores provide an additional distribution network for our products. We distribute our Vilebrequin products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution, and distribute our Bass and G.H. Bass products through our Bass outlet stores and through licensees.
Superior design, sourcing and quality control.   Our in-house design and merchandising team designs substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a quality control team and a sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our acquisition of Vilebrequin added experienced design capability and additional sourcing resources in Europe. With its distinctive product design and construction, Vilebrequin, unlike the rest of our business, mostly relies on four manufacturers for the substantial majority of its product.
Leadership position in the wholesale business.   As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, manufacturing and marketing apparel have enabled us to build strong customer relationships and to become one of the leading dress suppliers in the United States over the past several years. We have also expanded into women’s performance wear and other apparel categories, as well as to non-apparel categories such as luggage, handbags, footwear, small leather goods and accessories.
Experienced management team.   Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman, Chief Executive Officer and President, has been with us for over 40 years. Sammy Aaron, our Vice Chairman, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 15 years and Neal S. Nackman, our Chief Financial Officer, has been with us for over 10 years. Each of our executive officers has over 30 years of experience in the apparel business. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed seven acquisitions over the last ten years while also adding numerous new licensed products.
Growth Strategy
Our goal is to build an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:
Execute diversification initiatives.   We are continually seeking opportunities to produce products for all seasons. We have initiated the following diversification efforts:
•
In November 2013, we acquired G.H. Bass, a well-known heritage brand that sells footwear, apparel and accessories. This acquisition continued the diversification of our product offerings and expanded the scope of our retail business that started with our acquisition of Wilsons in 2008. We expect to apply the expertise of our Wilsons team to the operations of the G.H. Bass business and be able to leverage the infrastructure at Wilsons to benefit Bass. Since acquiring Bass, we have added licenses for Bass footwear and retail in Europe and for Bass men’s sportswear. In addition, in March 2015, we entered into a wholesale license agreement with Genesco to design, distribute, and market G.H. Bass men’s, women’s and children’s footwear in the United States and Canada. We believe Genesco’s expertise and market leadership in footwear will complement our G.H. Bass team. This initiative is part of our plan to continue to revitalize and build the G.H. Bass heritage brand through improved assortments and additional category licenses with strong partners.
•
We have continually expanded our relationship with Calvin Klein. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. Between 2005 and 2011, we added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, women’s handbags and small leather goods and luggage, as well as to operate Calvin Klein Performance retail stores in the United States. In April 2013, we added a license for Calvin Klein men’s and women’s swimwear that became effective as of December 1, 2013. In March 2014, the current term of each of our Calvin Klein license agreements was extended to December 31, 2023.

•
In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand including women’s sportswear, dresses, women’s suits and women’s outerwear. We began shipping Ivanka Trump outerwear and dress products in the third quarter of fiscal 2014 and swimwear product in the second quarter of fiscal 2015. We believe this line has excellent potential for expansion.

•
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. We believe that Vilebrequin is a powerful brand and will continue adding more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

Continue to grow our apparel business.   We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business. Specifically, our Calvin Klein businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Our acquisition of Andrew Marc added two well-known proprietary brands in the men’s and women’s apparel market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands. More recently, we added licenses for a variety of apparel products under the Kensie and Ivanka Trump brands and for women’s outerwear under the Tommy Hilfiger brand.
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
G-III’s licensed apparel consists of both women’s and men’s products in a broad range of categories. See “Business — Licensing.” Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.
We offer a wide range of products under our proprietary brands. Our Vilebrequin line of swimwear, resort wear and related accessories is sold through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. Our Bass and G.H. Bass footwear, apparel and accessories are sold in our outlet stores and through licensees. The Andrew Marc line of women’s and men’s outerwear and apparel is sold to upscale department and specialty retail stores. The Marc New York line of women’s and men’s better priced outerwear and apparel is sold to upper tier stores. Eliza J is a better dress line that sells to better department and specialty stores. The Jessica Howard label is a moderate price dress line that sells to department stores, specialty stores and catalogs. The Black Rivet line of apparel consists of women’s and men’s outerwear. We sell men’s team sports-related apparel under our G-III Sports by Carl Banks label.
We also work with a diversified group of retail chains, such as Express, JC Penney and Kohl’s, in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.
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
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand, as well as to the ability to operate Calvin Klein Performance stores. In March 2014, the current term of each of these ten license agreements was extended to December 31, 2023.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.
License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s dresses)	December 31, 2023	None
Calvin Klein (Women’s suits)	December 31, 2023	None
Calvin Klein (Women’s performance wear)	December 31, 2023	None
Calvin Klein (Women’s better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women’s performance retail)	December 31, 2023	None
Calvin Klein (Men’s and women’s swimwear)	December 31, 2023	None
Cole Haan (Men’s and women’s outerwear)	January 31, 2016	None
Dockers (Men’s outerwear)	November 30, 2017	None
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2018	December 31, 2021
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018	December 31, 2023
Jessica Simpson (Women’s dresses and outerwear)	December 31, 2019	December 31, 2024
Jones New York (Women’s outerwear)	January 31, 2016	None
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2015	None
Kensie (Women’s sportswear, dresses, suits, activewear and sweaters)	January 31, 2017	January 31, 2022
Kensie (Women’s cold weather accessories)	January 31, 2017	January 31, 2022
Kensie (Women’s handbags)	January 31, 2017	January 31, 2022
Levi’s (Men’s and women’s outerwear)	November 30, 2017	None
Tommy Hilfiger (Men’s outerwear)	March 31, 2016	None
Tommy Hilfiger (Luggage)	December 31, 2017	None
Tommy Hilfiger (Women’s outerwear)	December 31, 2016	None
Vince Camuto (Women’s dresses)	December 31, 2017	December 31, 2020
Vince Camuto (Men’s outerwear)	December 31, 2017	December 31, 2020
Team Sports Licenses
Collegiate Licensing Company	March 31, 2016	None
Major League Baseball (Men’s)	October 31, 2017	None
Major League Baseball (Ladies)	October 31, 2017	None
National Basketball Association	September 30, 2017	None
National Football League	March 31, 2017	None
National Hockey League	June 30, 2016	None

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or otherwise fail to meet our obligations under a license agreement, a licensor usually will have the right to terminate our license. License agreements also typically restrict our ability to assign or transfer the agreement without the prior written consent of a licensor and generally provide that a change in control, including as a result of the acquisition of us by another company, is considered to be a transfer of the license agreement that would give a licensor the right to terminate the license unless it has approved the transaction.
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
Revenues from the sale of licensed products accounted for 57.6% of our net sales in fiscal 2015 compared to 64.1% of our net sales in fiscal 2014 and 67.3% of our net sales in fiscal 2013.
Proprietary Brands
Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J, Jessica Howard and Black Rivet. Most recently, we acquired G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide.
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. Vilebrequin has also licensed its brand for the wholesale distribution of footwear and neckwear. We believe that Vilebrequin is capable of significant worldwide expansion. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States.
Vilebrequin’s iconic designs and reputation are linked to its French Riviera heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, fabric quality and well-designed cut. In addition to swimwear, Vilebrequin sells a line of resort wear products, including shirts, T-shirts, Bermuda shorts and trousers, and related accessories, including hats, beach bags, beach towels and sunglasses. Vilebrequin also sells sandals and a collection of women’s swimwear and resort wear. We believe that Vilebrequin is a powerful brand. We plan to continue adding more company owned and franchised retail locations and increase our wholesale distribution of Vilebrequin product throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.
Andrew Marc and Marc New York provide us with upscale company-owned brands. We utilize our own in-house capabilities to create our core men’s and women’s outerwear and women’s performance wear and handbags, as well as a women’s dress line for Marc New York. We also license these brands to select third parties in certain categories. Our goal is to develop the Andrew Marc family of brands into a meaningful lifestyle brand. We continually look for new opportunities to leverage these brands.
Revenues from the sale of non-licensed products includes revenues from our proprietary brands, other than Wilsons and G.H. Bass which are part of our retail operations segment, as well as revenues from the sale of private label products, accounted for 20.2% of our net sales in fiscal 2015 compared to 19.2% of our net sales in fiscal 2014 and 19.3% of our net sales in fiscal 2013.

Retail Operations
We are a national retailer of outerwear, footwear, apparel and accessories in the U.S. As of January 31, 2015, our retail operations segment consisted of 346 retail stores in 43 states and Puerto Rico, of which 185 are stores operated under the Wilsons Leather name, 156 are stores operated under our G.H. Bass brand and 5 stores are operated under the licensed Calvin Klein Performance brand. Substantially all of our Wilsons Leather and G.H. Bass stores are operated as outlet stores and located in larger outlet centers with Wilsons Leather’s stores averaging approximately 3,735 square feet and G.H. Bass stores averaging approximately 6,300 square feet. At January 31, 2015, we operated 17 full price Wilsons Leather mall stores and currently plan to open approximately 9 new Wilsons Leather outlet stores and 9 new G.H. Bass outlet stores in fiscal 2016.
Our Wilsons Leather retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons Leather stores includes products primarily manufactured by us and accessories which are purchased primarily from third parties. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.
Our Bass stores offer casual and dress shoes for men, women and children. Most of our Bass stores also carry apparel for men and women, including tops, neckwear, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. We sell Bass products primarily through outlet stores located in the United States. We currently plan to open approximately 9 new G.H. Bass stores in fiscal 2016.
We also license the Bass brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear. In addition, in March 2015, we entered into a wholesale license agreement with Genesco to design, distribute, and market G.H. Bass men’s, women’s and children’s footwear in the United States and Canada. The line will be shown to customers this summer with first shipments expected for the Spring 2016 season. We believe Genesco’s expertise and market leadership in footwear will complement our G.H. Bass team. We also intend to use our in-house expertise to produce certain key categories for Bass, including our planned launch of Bass women’s apparel for delivery in Fall 2015. Revenues from our retail operations accounted for 22.2% of our net sales in fiscal 2015 compared to 16.7% of our net sales in fiscal 2014 and 13.4% of our net sales in fiscal 2013. The increase in fiscal 2015 in the percentage of sales from our retail operations resulted from the acquisition of G.H. Bass in November 2013.
Manufacturing and Sourcing
G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, Pakistan, India and Central and South America. Vilebrequin’s products are manufactured in Bulgaria, Tunisia, Romania and Morocco. A small portion of our garments are manufactured in the United States.
We currently have representative offices in Vietnam, as well as in Hangzhou, Nanjing and Qingdao, China. These offices act as our liaison with manufacturers in the Far East. As of January 31, 2015, we had 270 employees in these representative offices.
G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. The personnel in our liaison offices assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, quality, availability of production capacity, pricing and ability to meet changing production requirements.
To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2015, we had 21 employees in our Hong Kong office.

In connection with the foreign manufacture of our products, manufacturers purchase raw materials including fabric, wool, leather and other submaterials (such as linings, zippers, buttons and trim) at our direction. Prior to commencing the manufacture of products, samples of raw materials or submaterials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished products at the factory site.
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
Customs and Import Restrictions
Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 32%, depending upon the type of fabric used, how the garment is constructed and the country of export. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels, as well as quota restrictions. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.
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
Sales to our 10 largest customers accounted for 58.4% of our net sales in fiscal 2015 compared to 61.3% of our net sales in fiscal 2014 and 63.7% of our net sales in fiscal 2013. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 18.7% of our net sales in fiscal 2015, 21.0% of our net sales in fiscal 2014 and 21.3% of our net sales in fiscal 2013. The loss of this customer or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.
A substantial majority of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 15.1% of our net sales in fiscal 2015.
G-III’s products are sold primarily through a direct sales force consisting of 171 employees at January 31, 2015. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Sales outside of the United States are managed by 10 salespeople located in our offices across Asia, as well as 14 salespeople for Kensie located in Canada and 6 salespeople for Vilebrequin located in Switzerland. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada.
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
Wilsons Leather and G.H. Bass marketing efforts are primarily focused on increasing store traffic and then converting customers to buyers. This goal is mainly accomplished through local advertising and mall marketing promotions along with marketing initiatives through the Internet, social media and public relations support.
Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints, and expanding the range of its products to new categories such as women swimwear, ready to wear and accessories, while maintaining its core collection. Besides its traditional advertising networks (print and outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement and public relations. Through the growth of its network of stores, distributors and franchisees, Vilebrequin is seeking to reinforce its position in its traditional markets, such as the U.S. and Europe, and to develop new markets in Asia and the Middle East.
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
Seasonality
Retail sales of outerwear and other apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 56% of our net sales in fiscal 2015, 57% of our net sales in fiscal 2014 and 58% of our net sales in fiscal 2013. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.

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
Competition
We have numerous competitors with respect to the sale of our products, including brand owners, distributors that import products from abroad, and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. Our retail business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.
Trademarks
We own the trademarks used by us in connection with our non-licensed product segment, as well as some of the trademarks used in our retail operations segment, and act as licensee of certain trademarks owned by third parties that are used in connection with our licensed product segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Vilebrequin, Bass, G.H. Bass, Wilsons, Andrew Marc, Marc New York, Eliza J, Jessica Howard. Black Rivet and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products, as well as for retail services.
In markets outside of the U.S., our rights to some of our trademarks may not be clearly established. In the course of our attempt to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks that would impede our use and registration of some of our trademarks. Such conflicts may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.
We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
Employees
As of January 31, 2015, we had 6,641 employees, of whom 391 worked in executive or administrative capacities, 811 worked in design, merchandising and sourcing, 788 worked in warehouse and distribution facilities, 171 worked in wholesale sales, and 4,480 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 1,950 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.
We are a party to an agreement with one labor union. As of January 31, 2015, this agreement covers approximately 450 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2017.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers.
Name	Age	Position
Morris Goldfarb	64	Chairman of the Board, Chief Executive Officer, President and Director
Sammy Aaron	55	Vice Chairman and Director
Wayne S. Miller	57	Chief Operating Officer and Secretary
Neal S. Nackman	55	Chief Financial Officer and Treasurer
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
We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2015, net sales of licensed product accounted for 57.6% of our net sales compared to 64.1% of our net sales in fiscal 2014 and 67.3% of our net sales in fiscal 2013.
We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or receive approval with respect to a restricted transaction, a licensor usually will have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal provision, there are usually minimum net sales and other conditions that must be met in order to be able to renew a license. Even if we comply with all the terms of a license agreement, we cannot be sure that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.
Our success is dependent on the strategies and reputation of our licensors.
We strive to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.
Any adverse change in our relationship with PVH Corp. and its Calvin Klein brand would have a material adverse effect on our results of operations.
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
Our 10 largest customers, all of which are department or discount store groups, accounted for approximately 58.4% of our net sales in fiscal 2015, 61.3% of our net sales in fiscal 2014 and 63.7% of our net sales in fiscal 2013, with the Macy’s Inc. group accounting for approximately 18.7% of our net sales in fiscal 2015. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.
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
Risk Factors Relating to Our Vilebrequin Business
Operation of our Vilebrequin business involves costs and uncertainties.
Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, as well as through select wholesale distribution. While we have operated outlet stores for several years, we had not previously operated a full price retail chain that includes both owned and franchised stores prior to the acquisition of Vilebrequin in August 2012. Our success with Vilebrequin will be dependent, in part, on our ability to protect and enhance the reputation and status of the Vilebrequin brand and maintain the distinctive design and construction of Vilebrequin’s key swimwear products that utilize a specialized fabric. As a result, Vilebrequin sources a significant majority of its product with a limited number of manufacturers. Any disruption in the operations of these manufacturers could create an inability to supply required goods to our stores or to our wholesale customers in a timely fashion or without a significant delay, as we may not be able to quickly find another manufacturer that can meet Vilebrequin’s production requirements. Managing the Vilebrequin business requires the expenditure of a significant amount of our time and resources. Operation of an international retail and wholesale business could divert our management’s time and resources from our core domestic business and could negatively impact our results of operations.

Our ability to successfully operate the Vilebrequin business and to capitalize on growth in new international markets is subject to risks associated with international operations.
Our ability to successfully operate the Vilebrequin business is important in order for us to realize the intended benefits of this business. Vilebrequin’s international operations may make it more difficult for us to supervise its operations. Our ability to capitalize on the Vilebrequin business and successfully expand into international markets is subject to risks associated with international operations. These include:
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
Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. With the addition of Vilebrequin, we have significantly expanded our presence in the European market. Recently, the economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, as well as overall weak economic performance within the European market. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.
We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.
We have foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly the strengthening of the U.S. dollar relative to the Euro) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar and Chinese Renminbi) are currently fixed or managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
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
Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of any acquisition, such as our acquisitions of G.H. Bass and Vilebrequin. We also might not be successful in identifying or negotiating suitable acquisitions which could negatively impact our growth strategy.
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
Retail sales of apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 56% of our net sales in fiscal 2015, 57% of our net sales in fiscal 2014 and 58% of our net sales in fiscal 2013. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.
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
The retail and apparel industries are subject to sudden shifts in consumer trends and consumer spending. Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard. We need to anticipate and respond to changing trends quickly, efficiently and effectively in order to be successful. Our failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, shopping and spending patterns could lead to, among other things, excess inventories or a shortage or products and could have a material adverse effect on our financial condition and results of operations.
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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet the demands of our wholesale and retail customers without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot be certain you that we will continue to be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and net income may be negatively affected.
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
In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the expansion of our Vilebrequin and G.H. Bass businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.
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
A data security or privacy breach could adversely affect our business.
The protection of customer, employee, and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. Our business involves the receipt and storage of personal information about customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers and damage our reputation, which could adversely affect our business, revenues and competitive position.
Our use and handling of personally identifiable data is regulated at the international, federal and state levels. The regulatory environment surrounding information security and privacy is increasingly demanding. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we fail to comply with these laws and regulations, we could be subjected to legal risk. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially.
Risk Factors Relating to the Economy and the Apparel Industry
Recent and future economic conditions, including volatility in the financial and credit markets, may adversely affect our business.
Economic conditions have affected, and in the future may adversely affect, the apparel industry and our major customers. Economic conditions have, at times, led to a reduction in overall consumer spending, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to sell fewer products to that customer or to assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.
Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including uncertain conditions in the credit and financial markets which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with financial covenants in our existing credit facility.
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
As of January 31, 2015, we were in compliance with the financial covenants in our credit agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.
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
If major department, mass merchant and specialty store chains consolidate, close stores or cease to do business, our business could be negatively affected.
We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.
A significant increase in fuel prices could adversely affect our results of operations.
Fuel prices have increased significantly at times during the past few years and continued at relatively high levels during the first half of fiscal 2015. Fuel prices decreased significantly in the second half of fiscal 2015. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel and accessories. In addition, higher fuel prices have in the past caused our operating expenses to increase, particularly for freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

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
As of March 1, 2015, Morris Goldfarb, our Chairman, Chief Executive Officer and President, beneficially owned approximately 10.6% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.
The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.
Between February 1, 2012 and March 27, 2015, the market price of our common stock has ranged from a low of  $21.84 to a high of  $115.28 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:
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
If our goodwill and other intangibles become impaired, we may be required to record charges to earnings.
As of January 31, 2015, we had goodwill and other intangibles in an aggregate amount of  $138.5 million, or approximately 13% of our total assets and 18% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill and/or other intangibles. We may be required to records a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.
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
The internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. Discovery and disclosure of a material weakness in our internal control over financial reporting could have a material impact on our financial statements and could cause our stock price to decline.

SEC conflict minerals disclosure rules are complex and compliance with the rules could be difficult.
We are subject to SEC disclosure obligations relating to our use of so-called “conflict minerals” such as columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a number of our products. The disclosure obligations are complex, and there is little formal guidance with respect to their application. Under the rules as adopted, our first report under these disclosure obligations was filed with the SEC in May 2014 with respect to our activities during 2013. Unless a legal challenge to the validity of these rules is upheld, this report is required to be filed on an annual basis by May of each year.
Although we expect to be able to file the required report on time if required to do so, the preparation of our report is dependent upon the implementation and operation of our systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC’s requirements, we could face both reputational and SEC enforcement risks.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
We received a comment letter from the Securities and Exchange Commission Division of Corporate Finance, dated January 28, 2014, with respect to our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. We submitted responses to the initial comment letter and to follow-up comments. As of the date of this Report, we believe that the only comment that remains open relates to our segment reporting. We will continue to cooperate with the SEC to resolve this remaining comment.
ITEM 2.   PROPERTIES.
Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five-year renewal option. We currently lease approximately 173,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $7.3 million in fiscal 2016. We have a lease for an additional space of approximately 3,500 square feet in this building that expires in June 2017. The rent for this space is approximately $140,000 for fiscal 2016.
During fiscal 2015, our lease for a 205,000 square foot warehouse and distribution facility in Secaucus, New Jersey expired and we closed this facility. It was replaced by third party warehousing facilities and, to some extent, by our distribution centers located in New Jersey.
We have a lease for a distribution center in Dayton, New Jersey through January 2025. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. The aggregate annual rent for this facility is approximately $1.2 million for fiscal 2016.
We have a lease for a distribution center in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is approximately $2.2 million for fiscal 2016.
A majority of the finished goods for our licensed and non-licensed products segments is shipped to our New Jersey warehouse and distribution facilities for final reshipment to customers. We also use third-party warehouses to accommodate our finished goods storage and reshipment needs.
In connection with our retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 403,000 square feet through April 2022. The aggregate annual rent for this facility is approximately $1.3 million for fiscal 2016.
As of January 31, 2015, we operated 423 leased store locations, of which 185 are Wilsons Leather retail stores, 156 are G.H. Bass retail stores, 77 are Vilebrequin retail stores and 5 are Calvin Klein Performance retail stores.

Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between 5 and 10 years in duration.
Our leases expire at varying dates through 2026. During fiscal 2015, we entered into 37 new store leases, renewed 66 store leases and terminated or allowed to expire 9 store leases. Almost all of our stores, other than certain Vilebrequin stores, are located in the United States. Vilebrequin has 51 stores located in Europe, 21 stores located in the U.S. and 5 stores located in Asia.
The following table indicates the periods during which our retail leases expire.
Fiscal Year Ending January 31,	Number of Stores
2016	109
2017	71
2018	49
2019	41
2020 and thereafter	153
Total	423

ITEM 3.   LEGAL PROCEEDINGS.
In the ordinary course of our business, we are subject to periodic claims, investigations and lawsuits. Although we cannot predict with certainty the ultimate resolution of claims, investigations and lawsuits, asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
ITEM 4.   MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
 MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.
Market For Common Stock
Our Common Stock is quoted on the NASDAQ Global Select Market under the trading symbol “GIII”. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by NASDAQ.
	High Prices	Low Prices
Fiscal 2014
Fiscal Quarter ended April 30, 2013	$41.14	$34.86
Fiscal Quarter ended July 31, 2013	$52.56	$39.55
Fiscal Quarter ended October 31, 2013	$59.23	$44.80
Fiscal Quarter ended January 31, 2014	$74.88	$53.42
Fiscal 2015
Fiscal Quarter ended April 30, 2014	$77.22	$64.00
Fiscal Quarter ended July 31, 2014	$84.28	$68.45
Fiscal Quarter ended October 31, 2014	$92.00	$70.67
Fiscal Quarter ended January 31, 2015	$103.18	$76.85
Fiscal 2016
Fiscal Quarter ending April 30, 2015 (through March 27, 2015)	$115.28	$95.33
The last sales price of our Common Stock as reported by the NASDAQ Global Select Market on March 27, 2015 was $111.78 per share.
On March 27, 2015, there were 28 holders of record and, we believe, approximately 34,000 beneficial owners of our Common Stock.
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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of  $100 on January 31, 2010 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.
G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2010 — January 31, 2015)

ITEM 6.   SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below as of and for the years ended January 31, 2011, 2012, 2013, 2014 and 2015, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2011, 2012 and 2013, and our audited consolidated statements of income for the years ended January 31, 2011 and 2012 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
The operating results of G.H. Bass have been included in our financial results since November 4, 2013, the date of acquisition.
The operating results of Vilebrequin have been included in our financial statements since August 7, 2012, the date of acquisition. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2015, Vilebrequin’s results are included for the year ended December 31, 2014.
	Consolidated Income Statement Data Year Ended January 31,
	2015	2014	2013	2012	2011
Net sales	$2,116,855	$1,718,231	$1,399,719	$1,231,201	$1,063,404
Cost of goods sold	1,359,596	1,133,222	948,392	860,485	712,359
Gross profit	757,259	585,009	451,327	370,716	351,045
Selling, general and administrative expenses	571,990	440,506	341,242	277,019	248,380
Depreciation and amortization	20,374	13,676	9,907	7,473	5,733
Operating profit	164,895	130,827	100,178	86,224	96,932
Other income	11,488	—	—	—	—
Equity loss in joint venture	—	—	(719)	(1,271)	—
Interest and financing charges, net	(7,942)	(8,599)	(7,454)	(5,713)	(4,027)
Income before income taxes	168,441	122,228	92,005	79,240	92,905
Income tax expense	59,450	45,826	35,436	29,620	36,223
Net income	108,991	76,402	56,569	49,620	56,682
Loss attributable to noncontrolling interest	1,370	958	306	—	—
Net income attributable to G-III	$110,361	$77,360	$56,875	$49,620	$56,682
Basic earnings per share	$5.10	$3.81	$2.84	$2.51	$2.96
Weighted average shares outstanding — basic	21,649	20,323	20,006	19,796	19,175
Diluted earnings per share	$4.97	$3.71	$2.80	$2.46	$2.88
Weighted average shares outstanding — diluted	22,212	20,864	20,280	20,192	19,705
	Consolidated Balance Sheet Data As of January 31,
	2015	2014	2013	2012	2011
Working capital	$557,703	$344,964	$283,369	$288,259	$239,494
Total assets	1,046,718	830,897	717,772	546,103	447,921
Short-term debt	—	48,843	65,000	30,050	—
Long-term debt	—	20,560	19,778	—	—
Total stockholders’ equity	761,258	521,996	429,240	357,972	303,494

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2015 is referred to as “fiscal 2015.”
The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, G.H. Bass, Bass, Andrew Marc and Marc New York, licensed brands and private retail labels. As of January 31, 2015, G-III operated 185 Wilsons Leather stores and 156 G.H. Bass stores, as well as 5 Calvin Klein Performance stores. In addition, as of January 31, 2015 Vilebrequin products were distributed through 77 Company’s owned stores and 23 franchise partners, as well as through select wholesale distribution.
While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 63.7% of our net sales in fiscal 2013, 61.3% of our net sales in 2014 and 58.4% of our net sales in fiscal 2015.
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
We have three reportable segments: licensed products, non-licensed products and retail operations. The licensed products segment includes sales of products under brands licensed by us from third parties. The non-licensed products segment includes sales of products under our own brands and under private label brands. The retail operations segment consists primarily of the operations of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.
In June 2014, we sold 1,725,000 shares of our common stock, for net proceeds of  $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds are currently being used for general corporate purposes.
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
The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear and men’s sportswear. In addition, in March 2015, we entered into a license agreement with Genesco to design, distribute, and market G.H. Bass men’s, women’s and children’s footwear in the United States and Canada.

The line will be shown to customers this summer with first shipments expected for the Spring 2016 season. We also intend to use our in-house expertise to produce certain key categories for Bass, including our planned launch of Bass women’s apparel for delivery in Fall 2015.
The Vilebrequin business acquired in August 2012 provides us with a premier brand selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We have introduced sandals, as well as an improved collection of women’s swimwear and resort wear under the Vilebrequin brand.
The sale of licensed products is a key element of our business strategy and we have continually expanded our offerings of licensed products over the past 20 years. Sales of licensed products accounted for 57.6% of our net sales in fiscal 2015, 64.1% of our net sales in fiscal 2014 and 67.3% of our net sales in fiscal 2013.
Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.
Since April 1, 2012, we have operated under an expanded five year license agreement with the National Football League to manufacture and market men’s and women’s outerwear, sportswear, and swimwear products in the United States under a variety of NFL trademarks. In December 2012, we entered into a license agreement covering a broad range of women’s apparel under the Ivanka Trump brand. We began shipping Ivanka Trump apparel in the third quarter of fiscal 2014. In April 2013, we entered into a license agreement for men’s and women’s swimwear under the Calvin Klein brand. This license agreement became effective as of December 1, 2013 and we began shipping swimwear under this agreement for the Spring 2014 season. In November 2013, we expanded our relationship with Tommy Hilfiger by adding a license for women’s outerwear, our third license for this brand. We launched Tommy Hilfiger women’s outerwear in the Fall 2014 season.
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
Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass retail stores, substantially all of which are operated as outlet stores. As of January 31, 2015, we operated 185 Wilsons Leather stores, 156 G.H. Bass stores, 5 Calvin Klein performance stores. We expect to add approximately 18 new stores in fiscal 2016.
We have a license agreement granting us the retail rights to distribute and market Calvin Klein women’s performance apparel in the United States. In September 2014, we entered into agreements that terminated our rights to operate Calvin Klein Performance Stores in Asia, which included the sale to the licensor, PVH Corp, of G-T (International) Fashion Company Limited, a joint venture that operated Calvin Klein Performance stores in China. We sold our 51% interest in this joint venture in that transaction.
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
Sales of apparel over the Internet continue to increase. We are addressing the increase in online shopping by developing additional marketing initiatives over the Internet, our web sites and social media.
We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines, additional distribution channels and a retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.
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
In accordance with ASC 350, in the first step of our review, we compared the fair value of the Vilebrequin reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. On January 31, 2015, we noted that the fair value of the Vilebrequin reporting unit exceeded its carrying value by approximately 35.2%. We estimated the fair value of the reporting unit using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, from the market approach. Under the income approach, we calculated the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of the reporting unit based on industry projections for the countries in which the reporting unit operates, as well as specific facts relating to the reporting unit. If the reporting unit were to experience sales declines in the U.S. market or be exposed to enhanced and sustained pricing and volume pressures in its international markets, there would be an increased risk of impairment of goodwill for the reporting unit.
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
Results of Operations
The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.2	66.0	67.8
Gross profit	35.8	34.0	32.2
Selling, general and administrative expenses	27.0	25.6	24.4
Depreciation and amortization	1.0	0.8	0.6
Operating profit	7.8	7.6	7.2
Equity loss in joint venture	—*	—*	(0.1)
Other income	0.5	—	—
Interest and financing charges, net	(0.4)	(0.5)	(0.6)
Income before income taxes	7.9	7.1	6.5
Income taxes	2.8	2.7	2.5
Net income	5.1	4.4	4.0
Add: loss attributable to noncontrolling interest	0.1	0.1	0.1
Net income attributable to G-III	5.2%	4.5%	4.1%

*
amount was less than 1% of net sales

   Year ended January 31, 2015 (“fiscal 2015”) compared to year ended January 31, 2014 (“fiscal 2014”)
Net sales for fiscal 2015 increased to $2.1 billion from $1.7 billion in the prior year. Net sales of licensed products increased to $1.3 billion from $1.1 billion primarily as a result of an increase of  $79.2 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s sportswear, women’s outerwear, women’s performance wear and dresses. The increase in net sales of licensed products is also due to an increase of  (i) $16.3 million in net sales of Tommy Hilfiger licensed products as a result of an increase in net sales of men’s outerwear and the addition of women’s outerwear, (ii) $16.1 million in net sales of our Ivanka Trump licensed product lines which were sold for a full year in fiscal 2015 compared to only half the year in fiscal 2014, (iii) $13.1 million in net sales of our Guess licensed product lines and (iv) $11.9 million in net sales of Cole Haan men’s and women’s outerwear. Net sales of non-licensed products in fiscal 2015 were $452.6 million compared to $342.7 million in the prior year. The increase in net sales of non-licensed products is primarily the result of an increase in net sales of private label products. Net sales of our retail operations increased to $499.3 million in fiscal 2015 from $298.0 million in the prior year, primarily due to the net sales of  $171.8 million of the G.H. Bass retail business that was acquired in November 2013. In addition Wilsons had increased sales as a result of a same store sales increase of 3.9% compared to the prior year and the operation of new stores.
Gross profit increased to $757.3 million, or 35.8% of net sales for fiscal 2015, from $585.0 million, or 34.0% of net sales, in the prior year. The gross profit percentage in our licensed products segment was 28.7% for fiscal 2015 compared to 28.4% in the prior year. The gross profit percentage in our non-licensed products segment was 34.2% in fiscal 2015 compared to 32.8% in the prior year. This increase was primarily attributable to improved gross margins in our Jessica Howard, Eliza J and Andrew Marc product lines, offset, in part, by the private label division which operates at a lower gross margin percentage than the segment’s average. The gross profit percentage for our retail operations segment was 46.4% for fiscal 2015 compared to 49.5% for the prior year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business that operated at a lower gross profit percentage compared to the rest of our retail operations segment.

Selling, general and administrative expenses increased to $572.0 million, or 27.0% of net sales, in fiscal 2015 from $440.5 million, or 25.6% of net sales, in the prior year. This increase is primarily due to the additional $81.4 million in selling, general and administrative expenses resulting from the G.H. Bass business that was acquired in November 2013. The remainder of the increase is a result of increases in personnel costs ($29.0 million) and facility costs ($17.4 million). Personnel costs increased primarily due to increases in personnel to staff additional retail stores, an increase in headcount related to the expansion of certain product lines and increases in bonus accruals as a result of increased profitability. Facility costs increased as a result of rent expense incurred for additional retail store leases opened since the prior year. In addition, our existing distribution centers are operating at capacity and, as a result, we utilized third party facilities to satisfy the increased shipping volume related to increased domestic sales.
Depreciation and amortization increased to $20.4 million in fiscal 2015 from $13.7 million in the prior year. These expenses increased as a result of depreciation and amortization associated with department store fixturing programs for some of our licensed divisions, the opening of additional retail stores and with respect to the G.H. Bass business acquired at the beginning of the fourth quarter in fiscal 2014.
Other income was $11.5 million in fiscal 2015. The other income recognized during the year relates to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $1.9 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.
Interest and financing charges, net, for fiscal 2015 were $7.9 million compared to $8.6 million last year. Interest expense decreased due to lower average borrowings mainly resulting from the application of the proceeds of our public offering in June 2014.
Income tax expense for fiscal 2015 was $59.5 million compared to $45.8 million for the prior year. The increase in income tax expense is related to higher pretax income in the current year. Our effective tax rate was 35.3% in the current year compared to 37.5% in the prior year. The effective tax rate is lower primarily due to the tax treatment of certain other income items realized in the fiscal year.
   Year ended January 31, 2014 (“fiscal 2014”) compared to year ended January 31, 2013 (“fiscal 2013”)
Net sales for fiscal 2014 increased to $1.7 billion from $1.4 billion in the prior year. Net sales of licensed products increased to $1.1 billion from $981.8 million primarily as a result of an increase of  $136.4 million in net sales of Calvin Klein licensed products, with the largest increases occurring in our Calvin Klein women’s sportswear, women’s suits, handbag and women’s performance wear categories. Net sales of non-licensed products in fiscal 2014 increased to $342.7 million from $281.9 million in the prior year primarily due to an increase of  $45.4 million in net sales from our Vilebrequin business as a result of including a full year of net sales in the current year compared to less than five months in the prior year, as well as from new Vilebrequin stores opened during the year. Net sales of our retail operations increased to $298.0 million for fiscal 2014 from $196.2 million in the prior year as a result of  $61.5 million in net sales by our new G.H. Bass business, an increase in the number of Wilsons Leather stores and a comparative store sales increase of 10.7% for our Wilsons business.
Gross profit increased to $585.0 million, or 34.0% of net sales, for fiscal 2014, from $451.6 million, or 32.3% of net sales, in the prior year. The gross profit percentage for our licensed products segment was 28.4% in fiscal 2014 compared to 28.4% in the prior year. The gross profit percentage in our non-licensed products segment increased to 32.8% in fiscal 2014 from 27.8% in the prior year. This increase in gross profit percentage is primarily attributable to our Vilebrequin business which we owned for the full fiscal 2014 year and operates at a higher gross margin than our other non-licensed businesses. The gross profit percentage for our retail operations segment increased to 49.5% in fiscal 2014 from 47.8% in the prior year. Gross profit percentage for the retail operations segment was positively impacted by less promotional activity and a higher margin product mix.
Selling, general and administrative expenses increased to $440.5 million, or 25.6% of net sales, in fiscal 2014 from $341.2 million, or 24.4% of net sales, in the prior year. This increase is primarily a result of increases in personnel costs ($49.6 million), facility costs ($23.0 million) and advertising and promotion expenses ($8.4 million). Personnel costs increased primarily as a result of our recently acquired G.H. Bass business, our Vilebrequin business, which we owned for a full year in fiscal 2014 compared to less than five months in the prior year, an increase in compensation based on profitability and an increase in personnel to staff additional retail stores. Facility costs increased primarily as a result of the acquired G.H. Bass stores, rent expense associated with our Vilebrequin business, as well as rent for additional Wilsons Leather retail stores. Advertising costs increased because net sales of licensed products increased. We typically pay an advertising fee and are required to participate in customer cooperative advertising under many of our license agreements based on a percentage of net sales of licensed products.
Depreciation and amortization increased to $13.7 million in fiscal 2014 from $9.9 million in the prior year primarily as a result of the Vilebrequin business being included for the full year in the current year compared to less than five months in the prior year.
Interest and financing charges, net, for fiscal 2014 were $8.6 million compared to $7.5 million last year. Our interest and financing charges increased primarily due to higher bank fees charged with respect to our credit agreement entered into in August 2012, higher credit card fees and interest charged on the promissory notes issued in connection with the acquisition of Vilebrequin.
Income tax expense for fiscal 2014 was $45.8 million compared to $35.4 million for the prior year. The effective tax rate for fiscal 2014 was 37.5% compared to 38.5% in the prior year. Income tax expense increased as a result of higher net income in the current year and the effective tax rate was lower primarily due to an increase in foreign operations that are in lower tax jurisdictions.
Liquidity and Capital Resources
Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility, cash generated from operations and, more recently, the sale of our common stock. As of January 31, 2015, we had no outstanding debt and cash on hand of  $128.4 million in large part due to the application of proceeds from our June 2014 public offering of our common stock, as well as the cash flow generated from our operations. At January 31, 2014, our total debt, net of cash on hand, was $47.3 million.
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
   Acquisition of G.H. Bass
In November 2013, we acquired substantially all of the assets of the G.H. Bass & Co. business, a well-known heritage brand that sells footwear, apparel and accessories, including approximately 160 G.H. Bass & Co. outlet stores, for a total purchase price of  $49.2 million, paid in cash.
   Acquisition of Vilebrequin
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories, for a total purchase price of  €85.5 million (approximately $106.2 million) of which €70.5 million (approximately $87.6 million) was paid in cash and €15 million (approximately $18.6 million) was paid by delivery of unsecured promissory notes, due December 31, 2017, with interest payable at the rate of 5% per year. In October 2014, we purchased the unsecured promissory notes for €13.5 million (approximately $16.8 million based on the exchange rate on the date of purchase), representing approximately a 10% discount on the outstanding principal amount of the notes. In addition to the purchase price, the purchase agreement provides for up to an additional €22.5 million (approximately $27.9 million) of contingent future payments based upon achieving certain performance objectives related to growth of the Vilebrequin business over the three years ending December 31, 2015. Except as specifically noted, the dollar equivalents to the amounts in Euro set forth above in this paragraph are based on the exchange rate at the time of the acquisition (EUR equal to USD$1.242). Based upon Vilebrequin’s most recent forecast and the related discounted cash flows, we currently estimate that the fair value of the contingent consideration payable is €0.8 million (approximately $1.0 million using the exchange rate as of December 31, 2014, the end of Vilebrequin’s current reporting period.)
   Credit Agreement
We have a five year senior secured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement required us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibited payments for cash dividends and stock redemptions until February 2014, after which such payments may be made subject to compliance with certain covenants. As of January 31, 2015, we were in compliance with these covenants.
The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The amounts we borrow vary based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our credit agreement was approximately $217.0 million in fiscal 2015, approximately $275.9 million in fiscal 2014 and approximately $325.0 million in fiscal 2013. At January 31, 2015, we did not have any borrowings outstanding as compared to $48.8 million at January 31, 2014. Our contingent liability under open letters of credit was approximately $8.0 million at January 31, 2015 and $9.2 million at January 31, 2014.
   Share Repurchase Program
In September 2011, our board of directors authorized a program to repurchase up to two million shares of our common stock. The timing and actual number of shares repurchased will depend upon a number of factors, including market conditions and prevailing stock prices. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. Our credit agreement prohibited the repurchase of shares until February 2014, after which repurchases can be made subject to compliance with certain covenants.
   Cash from Operating Activities
At January 31, 2015, we had cash and cash equivalents of  $128.4 million. We generated $81.6 million of cash from operating activities in fiscal 2015, primarily as a result of our net income of  $109.0 million, an increase in accounts payable and accrued expenses of  $67.1 million and non-cash charges of  $20.4 million for depreciation and amortization and $12.2 million for equity based compensation, offset, in part, by an increase of  $69.8 million in inventories and $40.5 million in accounts receivable.
Our accounts payables and accrued expenses increased as a result of an increase in our working capital needs, as we expanded our business between fiscal 2014 and fiscal 2015. The increase in inventories was mainly driven by G.H. Bass as its inventory was being replenished during the transition period following our acquisition of Bass in the fourth quarter of fiscal 2014. The increase in accounts receivable is primarily related to increased shipping in the latter half of the fourth quarter in fiscal 2015 compared to the same period in the prior year.
At January 31, 2014, we had cash and cash equivalents of  $22.1 million. We generated $84.6 million of cash from operating activities in fiscal 2014, primarily as a result of our net income of  $76.4 million, an increase in accounts payable and accrued expenses of  $38.6 million, a decrease in accounts receivables of

$18.6 million, non-cash charges of  $13.7 million for depreciation and amortization and $10.0 million for equity based compensation, offset, in part, by an increase of  $35.6 million in inventory, an increase in taxes paid of  $18.8 million and an increase in other assets of  $15.0 million.
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
At January 31, 2013, we had cash and cash equivalents of  $27.4 million. We generated $54.5 million of cash from operating activities in fiscal 2013. Cash was generated primarily from our net income of  $56.6 million, and non-cash charges of  $9.9 million for depreciation, $7.9 million increase in payable and accrued expenses and amortization and $7.7 million for equity compensation, offset, in part, by an increase in inventory of  $16.9 million and an increase in accounts receivable of  $8.2 million associated with increased fourth quarter net sales.
   Cash from Investing Activities
In fiscal 2015, we used $39.4 million of cash in investing activities as a result of  $42.6 million in capital expenditures offset, in part, by $2.7 million in proceeds from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China. Our capital expenditures related to remodeling and adding new Wilsons Leather, G.H. Bass and Vilebrequin stores, fixturing costs at department stores, leasehold improvements at our corporate office, the expansion of the Wilsons distribution center to accommodate the G.H. Bass business and the conversion of the G.H. Bass point of sale system from the system used by the prior owner of G.H. Bass to our system.
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
   Cash from Financing Activities
Cash from financing activities provided $66.4 million in fiscal 2015, primarily as a result of the receipt of net proceeds of  $128.7 million in connection with our public offering of common stock in June 2014, offset by $48.0 million relating to repayment of net borrowings under our credit agreement and the repurchase for $17.7 million of the unsecured promissory notes issued as part of the consideration for our acquisition of Vilebrequin.
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
   Financing Needs
We believe that our cash on hand and cash generated from operations and our public offering in fiscal 2015, together with funds available from our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

   New Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We adopted this guidance early and applied it to the sale of our interest in the joint venture.
In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). This ASU provides for explicit guidance on how to account for awards with performance targets that affect vesting and could be achieved after the requisite service period. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service already has been rendered. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This guidance no longer requires or allows the disclosure of extraordinary items, net of tax, in the income statement after income from continuing operations. The guidance is effective for us for the reporting period ending April 30, 2016. We do not currently have any extraordinary items presented in our income statements. However, this guidance will eliminate the need for us to further assess whether unusual and infrequently occurring transactions qualify as an extraordinary item in the future.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis”. The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. We are currently evaluating the impact of this update on our consolidated financial statements.
Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations
As of January 31, 2015, our contractual obligations were as follows (in thousands):
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$425,580	$66,108	$112,717	$91,239	$155,516
Minimum royalty payments(1)	465,369	91,453	122,763	93,155	157,998
Purchase obligations(2)	10,048	10,048	—	—	—
Contingent purchase price payable(3)	973	973	—	—	—
Total	$901,970	$168,582	$235,480	$184,394	$313,514

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
Our sales from the non-US operations of Vilebrequin could be affected by currency fluctuations, primarily relating to the Euro and Swiss Franc. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. Our international expansion will increase our exposure to foreign currency fluctuations.
Interest Rate Exposure
We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under our line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on income or cash flows in fiscal 2016. Based on our average borrowings during fiscal 2015, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $0.8 million.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.   CONTROLS AND PROCEDURES.
As of January 31, 2015, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.
Changes in Internal Control over Financial Reporting
During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2015, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.
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
The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 9, 2015, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business-Executive Officers of the Registrant” in Item 1 in this Form 10-K.
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
Equity Compensation Plan Information
The following table provides information as of January 31, 2015, the last day of fiscal 2015, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2015.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,280,294(1)	$22.32(2)	480,683
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,280,294(1)	$22.32(2)	480,683

(1)
Includes outstanding awards of 234,588 stock options, which have a weighted average exercise price of $22.32 and weighted average remaining term of 5.2 years, and 1,045,706 shares of Common Stock issuable upon vesting of RSUs.

(2)
RSUs are excluded when determining the weighted average exercise price of outstanding options.

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
3.
Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.7(e), 10.7(f), 10.7(g), 10.7(h), 10.7(i), 10.8, 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.12 and 10.14.
3.1	Certificate of Incorporation.6
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.2
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.14
3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”).16
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.3
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.3
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.8
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.22
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.25

10.2
Credit Agreement (“Credit Agreement”), dated as of August 6, 2012, by and among G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc. and AM Retail Group, Inc., as Borrowers, G-III, G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc., as Loan Guarantors, the Lenders that are parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.19

10.2(a)	Joinder Agreement, dated as of January 31, 2013, between Riviera Sun, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to Credit Agreement.21
10.2(b)
Amendment to Credit Agreement, dated as of October 1, 2013, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent, amending the Credit Agreement, dated as of August 6, 2012, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent.23

10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).3
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).3
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).12
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).3
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).3
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).12
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).12
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th , 21st , 22nd, 23rd and 24th floors).12
10.4(e)
Sixth Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors), dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.22

10.4(f)
Seventh Amendment of Lease 2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors), dated April 25, 2104, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.26

10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.12
10.6	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.4
10.6(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.9
10.7	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”.20
10.7(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.9
10.7(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.5
10.7(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.6

10.7(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.10
10.7(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.11
10.7(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants.15
10.7(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants.18
10.7(h)	Form of Deferred Stock Award Agreement for October 4, 2013 restricted stock unit grants.24
10.7(i)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.27
10.8	Form of Executive Transition Agreement, as amended.13
10.9	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.12
10.9(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.7
10.9(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.8
10.9(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.20
10.9(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III. 25
10.10	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.2
10.11	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.12
10.12	Form of Indemnification Agreement.12
10.13
Agreement for the Sale and Purchase of Shares in the Capital of Vilebrequin International SA, dated as of August 6, 2012, by and among Fashion Fund I B.V., VBQ Acquisition B.V., Vilebrequin International SA and G-III (including forms of promissory notes delivered thereunder).17

10.14	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.21
10.15	Asset Purchase Agreement, dated October 2, 2013, by and among AM Retail Group, Inc., G-III Apparel Group, Ltd., PVH Retail Stores LLC, PVH Corp. and PVH Puerto Rico, Inc.23
21*	Subsidiaries of G-III.
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1*
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

31.2*
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

32.1**
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

32.2**
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2015.

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

(25)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on April 30, 2014, which exhibit is incorporated herein by reference.

(26)
Previously filed as an exhibit to G-III’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014, which exhibit is incorporated herein by reference.

(27)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on October 28, 2014, which exhibit is incorporated herein by reference.

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
March 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 30, 2015
/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 30, 2015
/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	March 30, 2015
/s/ Thomas J. Brosig Thomas J. Brosig	Director	March 30, 2015
/s/ Alan Feller Alan Feller	Director	March 30, 2015
/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	March 30, 2015
/s/ Jeanette Nostra Jeanette Nostra	Director	March 30, 2015
/s/ Laura Pomerantz Laura Pomerantz	Director	March 30, 2015
/s/ Allen Sirkin Allen Sirkin	Director	March 30, 2015
/s/ Willem van Bokhorst Willem van Bokhorst	Director	March 30, 2015
/s/ Cheryl Vitali Cheryl Vitali	Director	March 30, 2015
/s/ Richard White Richard White	Director	March 30, 2015

EXHIBIT INDEX
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Extension Definition.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
(Item 15(a)) G-III Apparel Group, Ltd. and Subsidiaries
All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.
We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated March 30, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.
We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated March 30, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 30, 2015

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
January 31,
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,354	$22,091
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $53,441 and $54,987, respectively	198,635	160,010
Inventories	426,180	359,639
Prepaid income taxes	6,507	6,807
Deferred income taxes, net	16,072	16,331
Prepaid expenses and other current assets	23,118	21,312
Total current assets	798,866	586,190
PROPERTY AND EQUIPMENT, NET	81,671	62,832
OTHER ASSETS	27,721	31,259
OTHER INTANGIBLES, NET	13,075	13,926
TRADEMARKS, NET	73,255	81,086
GOODWILL	52,130	55,604
TOTAL ASSETS	$1,046,718	$830,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$48,843
Accounts payable	177,498	131,241
Accrued expenses	63,665	56,468
Due to noncontrolling shareholder	—	4,674
Total current liabilities	241,163	241,226
NOTES PAYABLE	—	20,560
DEFERRED INCOME TAXES, NET	20,471	22,100
CONTINGENT PURCHASE PRICE PAYABLE	973	5,550
OTHER NON-CURRENT LIABILITIES	22,853	19,465
TOTAL LIABILITIES	285,460	308,901
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock — $.01 par value; 80,000,000 shares authorized; 22,970,822 and 20,935,804 shares issued	230	209
Additional paid-in capital	328,874	184,841
Accumulated other comprehensive income (loss)	(10,105)	6,165
Retained earnings	446,158	335,797
Common stock held in treasury, at cost — 492,225 shares	(3,899)	(3,899)
Total G-III stockholders’ equity	761,258	523,113
Noncontrolling interest	—	(1,117)
Total stockholders’ equity	761,258	521,996
	$1,046,718	$830,897

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended January 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$2,116,855	$1,718,231	$1,399,719
Cost of goods sold	1,359,596	1,133,222	948,392
Gross profit	757,259	585,009	451,327
Selling, general and administrative expenses	571,990	440,506	341,242
Depreciation and amortization	20,374	13,676	9,907
Operating profit	164,895	130,827	100,178
Equity loss in joint venture	—	—	(719)
Other income	11,488	—	—
Interest and financing charges, net	(7,942)	(8,599)	(7,454)
Income before income taxes	168,441	122,228	92,005
Income tax expense	59,450	45,826	35,436
Net income	108,991	76,402	56,569
Add: Loss attributable to noncontrolling interest	1,370	958	306
Income attributable to G-III	$110,361	$77,360	$56,875
NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$5.10	$3.81	$2.84
Weighted average number of shares outstanding	21,649	20,323	20,006
Diluted:
Net income per common share	$4.97	$3.71	$2.80
Weighted average number of shares outstanding	22,212	20,864	20,280
Net income attributable to G-III	$110,361	$77,360	$56,875
Other comprehensive income:
Foreign currency translation adjustments	(16,270)	2,642	3,519
Other comprehensive income (loss)	(16,270)	2,642	3,519
Comprehensive income	$94,091	$80,002	$60,394

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2012	$203	$160,102	$4	$201,562	$(3,899)	$357,972
Equity awards exercised/vested, net	3	1,422				1,425
Tax benefit from exercise/vesting of equity awards		1,870				1,870
Amortization of share-based compensation		7,738				7,738
Effect of exchange rate changes			3,519			3,519
Net income attributable to G-III				56,875		56,875
Balance as of January 31, 2013	206	171,132	3,523	258,437	(3,899)	429,399
Equity awards exercised/vested, net	3	1,903				1,906
Adjustments related to tax withholding for share-based compensation		(1,062)				(1,062)
Tax benefit from exercise/vesting of equity awards		2,915				2,915
Amortization of share-based compensation		9,953				9,953
Effect of exchange rate changes			2,642			2,642
Net income attributable to G-III				77,360		77,360
Balance as of January 31, 2014	209	184,841	6,165	335,797	(3,899)	523,113
Equity awards exercised/vested, net	3	725				(728)
Adjustments related to tax withholding for share-based compensation		(4,316)				(4,316)
Tax benefit from exercise/vesting of equity awards		6,732				6,732
Amortization of share-based compensation		12,224				12,224
Shares issued in connection with public offering, net	18	128,668				128,686
Effect of exchange rate changes			(16,270)			(16,270)
Net income attributable to G-III				110,361		110,361
Balance as of January 31, 2015	$230	$328,874	$(10,105)	$446,158	$(3,899)	$761,258

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended January 31
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$108,991	$76,402	$56,569
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired and disposed:
Depreciation and amortization	20,374	13,676	9,941
Loss on disposal of a retail store	275	—	—
Gain on repurchase of unsecured promissory notes	(1,893)	—	—
Change in contingent purchase price payable	(4,186)	(468)	—
Gain on the sale of joint venture interest	(1,908)	—	(185)
Equity based compensation	12,224	9,953	7,738
Tax benefit from exercise/vesting of equity awards	(7,039)	(2,915)	(1,870)
Deferred financing charges	895	751	500
Equity loss in joint venture	—	—	719
Deferred income taxes	863	754	(1,191)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,525)	18,611	(8,249)
Inventories, net	(69,765)	(35,584)	(16,862)
Income taxes, net	289	(18,766)	6,114
Prepaid expenses and other current assets	(2,563)	(1,434)	(3,824)
Other assets, net	(1,494)	(14,972)	(2,833)
Accounts payable, accrued expenses and other liabilities	67,062	38,585	7,927
Net cash provided by operating activities	81,600	84,593	54,494
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(49,129)	(80,252)
Proceeds from sale of interest in joint venture, net	2,695	—	1,885
Proceeds from sale of a retail store	516	—	—
Capital expenditures	(42,566)	(29,283)	(11,615)
Net cash used in investing activities	(39,355)	(78,412)	(89,982)
Cash flows from financing activities
Proceeds from sale of common stock, net	128,686	—	—
(Repayment of) proceeds from notes payable, net	(48,039)	(16,157)	34,950
Repurchase of unsecured promissory notes	(17,721)	—	—
Noncontrolling interest investment, net	—	2,399	(883)
Loss attributable to noncontrolling interest	—	—	306
Proceeds from exercise of equity awards	729	1,906	1,425
Taxes paid for net share settlement	(4,316)	(1,062)	—
Excess tax benefit from exercise/vesting of equity awards	7,039	2,915	1,870
Net cash provided by (used in) financing activities	66,378	(9,999)	37,668
Foreign currency translation adjustments	(2,360)	(1,451)	520
Net increase (decrease) in cash and cash equivalents	106,263	(5,269)	2,700
Cash and cash equivalents at beginning of year	22,091	27,360	24,660
Cash and cash equivalents at end of year	$128,354	$22,091	$27,360
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,048	$8,500	$9,996
Income taxes	51,630	65,076	28,615
Notes issued in connection with the acquisition of Vilebrequin	—	—	19,778
Contingent consideration in connection with the acquisition of Vilebrequin	—	—	5,787
The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015, 2014 and 2013
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
The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, reports results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin are and will be included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2015, the results of Vilebrequin are included for their year ended December 31, 2014.
Certain reclassifications have been made to the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Income and Comprehensive Income for the prior year period to present that information on a basis consistent with the current year.
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
In addition, the Company acts as an agent in brokering sales between customers and overseas factories. On these transactions, the Company also recognizes commission fee income on sales that are financed by and shipped directly to the customers. Title to goods shipped by overseas vendors transfers to customers when the goods have been delivered to the customer. The Company also recognizes commission income upon the completion of the delivery by its vendors to the customer.
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
   6.   Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks, customer lists and non-compete agreements are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   10. Net Income Per Common Share
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. Approximately 80,000 and 182,000 shares for the years ended January 31, 2015 and 2014, respectively, have been excluded from the diluted net income per share calculation as they relate to equity based awards that vest based on performance conditions and for which the vesting conditions have not been met at the end of the period. There were no shares excluded from the diluted net income per share calculation for the year ended January 31, 2013. The Company issued 310,018, 319,648 and 337,825 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2015, 2014 and 2013, respectively.
A reconciliation between basic and diluted net income per share is as follows:
	Year Ended January 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net income attributable to G-III	$110,361	$77,360	$56,875
Basic net income per share:
Basic common shares	21,649	20,323	20,006
Basic net income per share	$5.10	$3.81	$2.84
Diluted net income per share:
Basic common shares	21,649	20,323	20,006
Stock options and restricted stock awards	563	541	274
Diluted common shares	22,212	20,864	20,280
Diluted net income per share	$4.97	$3.71	$2.80

   11. Equity Award Compensation
ASC Topic 718, Compensation – Stock Compensation, requires all share-based payments to employees, including grants of restricted stock awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. Restricted stock awards generally vest over a four or five year period and certain awards also include market price conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level. In addition, certain awards have performance conditions that require the satisfaction of an earnings after taxes or net income per diluted share performance target. All awards are expensed on a straight line basis other than awards with market and/or performance conditions, which are expensed under the requisite acceleration method.
It is the Company’s policy to grant stock options through the issuance of new shares at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
   12. Cost of Goods Sold
Cost of goods sold includes the expenses incurred to acquire, produce and prepare inventory for sale, including product costs, warehouse staff wages, freight in, import costs, packaging materials, the cost of operating the overseas offices and royalty expense. The gross margins may not be directly comparable to those of the Company’s competitors, as income statement classifications of certain expenses may vary by company.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   13. Shipping and Handling Costs
Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $62.4 million, $54.8 million and $50.7 million for the years ended January 31, 2015, 2014 and 2013, respectively.
   14. Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $71.5 million, $62.3 million and $54.1 million for the years ended January 31, 2015, 2014 and 2013, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $5.8 million and $5.9 million at January 31, 2015 and 2014, respectively.
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
The promissory notes issued in connection with the acquisition of Vilebrequin were valued using the current market interest rate at the time of acquisition. These notes were repurchased by the Company during the fiscal year ended January 31, 2015. In addition, the annual calculation of contingent consideration recorded in connection with the acquisition of Vilebrequin reflects current market conditions. The fair values of both the promissory notes and the contingent consideration would be considered Level 3 valuations in the fair value hierarchy. See Note L – Other Income for more details on the adjustment of the contingent consideration during fiscal 2015.
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
   18. Effects of Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance early and applied it to the sale of its interest in the joint venture (See Note L – Other Income).
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
In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This guidance no longer requires or allows the disclosure of extraordinary items, net of tax, in the income statement after income from continuing operations. The guidance is effective for the reporting period ending April 30, 2016. The Company does not currently have any extraordinary items presented in its income statements. However, this guidance will eliminate the need to further assess whether unusual and infrequently occurring transactions qualify as an extraordinary item in the future.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis”. The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories consist of:
	January 31,
	2015	2014
	(In thousands)
Finished goods	$417,332	$350,627
Raw materials and work-in-process	8,848	9,012
	$426,180	$359,639

Raw materials of  $7.7 million and $7.9 million, net of allowances, were maintained in China at January 31, 2015 and 2014, respectively.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of:
		January 31,
		2015	2014
		(In thousands)
Machinery and equipment	5 years	$1,195	$2,077
Leasehold improvements	3 – 13 years	67,066	60,817
Furniture and fixtures	3 – 5 years	43,440	30,883
Computer equipment and software	2 – 3 years	8,439	7,429
		120,140	101,206
Less: accumulated depreciation		38,469	38,374
		$81,671	$62,832

The Company had fixed asset disposals of approximately $1.1 million and $ 0.2 million for the years ended January 31, 2015 and 2014. Depreciation expense was $17.9 million, $11.4 million and $8.7 million for the years ended January 31, 2015, 2014 and 2013, respectively.
NOTE D — ACQUISITIONS AND INTANGIBLES
   Acquisition of Vilebrequin
In August 2012, the Company acquired all of the outstanding shares of Vilebrequin for an aggregate consideration consisting of  $87.6 million in cash, $18.6 million of unsecured promissory notes and a contingent consideration of up to $27.9 million. Identifiable intangible assets acquired include trademarks valued at $58.7 million with an indefinite life, franchise agreements valued at $7.5 million with an estimated useful life of 14 years and customer relationships valued at $2.6 million with an estimated useful life of 8 years and goodwill of  $26.8 million. The goodwill represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of the Company’s existing infrastructure to expand sales of Vilebrequin products. The dollar equivalents to the amounts in Euro set forth in this paragraph are based on the exchange rate on the date of acquisition (€1.000 equal to USD $1.242). The unsecured promissory notes were repurchased in October 2014 and the contingent consideration was adjusted to approximately $1.0 million in fiscal 2015 (See Note L – Other Income).
   Acquisition of G.H. Bass
In November, 2013, the Company entered into an asset purchase agreement, with PVH Retail Stores LLC and its affiliates, providing for the acquisition of substantially all of the assets of the G.H. Bass & Co. (“G.H. Bass”) business, including approximately 160 G.H. Bass & Co. outlet stores. The purchase price was $49.2 million in cash.
G.H. Bass is a well-known heritage brand that embodies classic American style. The Company sells G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. The Company also licenses the brand for the wholesale distribution of men’s and women’s footwear and men’s sportswear.

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
$49,236

The trademarks were assigned an indefinite useful life. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of G.H. Bass with the other businesses of the retail operations segment.
   Intangible assets balances
Intangible assets consist of:
		January 31,
	Estimated Life	2015	2014
		(In thousands)
Gross carrying amounts
Licenses	14 years	$19,819	$20,779
Trademarks	8 – 12 years	2,194	2,194
Customer relationships	8 – 15 years	8,408	8,741
Other	3 – 10 years	4,844	2,912
Subtotal		35,265	34,626
Accumulated amortization
Licenses		13,815	13,394
Trademarks		2,036	1,816
Customer relationships		4,291	3,696
Other		1,890	1,415
Subtotal		22,032	20,321
Net
Licenses		6,004	7,385
Trademarks		158	378
Customer relationships		4,117	5,045
Other		2,954	1497
Subtotal		13,233	14,305
Unamortized intangible assets
Goodwill		52,130	55,604
Trademarks		73,097	80,707
Subtotal		125,227	136,311
Total intangible assets, net		$138,460	$150,616

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible amortization expense amounted to approximately $2.0 million, $1.6 million and $1.2 million for the years ended January 31, 2015, 2014 and 2013, respectively.
The estimated intangible amortization expense for the next five years is as follows:
Year Ending January 31,	Amortization Expense
(In thousands)
2016	$1,874
2017	1,831
2018	1,803
2019	1,783
2020	1,777
Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs the test in the fourth fiscal quarter of each year using a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies.
Trademarks and customer relationships having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.
Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (licensed products segment) and trademarks acquired. For the year ended January 31, 2015, the carrying amount of goodwill was $26.1 million, $25.3 million and $716,000 in the licensed products, non-licensed products and retail operations segments, respectively, including $3.5 million in exchange differences arising during the period. For the year ended January 31, 2014, the carrying amount of goodwill was $26.1 million, $28.8 million and $716,000 in the licensed products, non-licensed products and retail operations segments, respectively, including $1.5 million in exchange differences arising during the period.
NOTE E — NOTES PAYABLE AND OTHER LIABILITIES
The credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five-year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of January 31, 2015, there was $411.3 million available under the credit agreement.
Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires G-III to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of January 31, 2015, the Company was in compliance with these covenants.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2014, the Company repurchased the unsecured promissory notes issued in August 2012 in connection with the acquisition of Vilebrequin. The notes were repurchased at a discount from the original principal amount of  €15.0 million (See Note L – Other Income).
The Company had no outstanding borrowings under its credit agreement at January 31, 2015. Outstanding borrowings under the Company’s credit agreement were $48.0 million at January 31, 2014.
The weighted average interest rate for amounts borrowed under the credit facility was 2.2% and 2.4% for the years ended January 31, 2015 and 2014, respectively. The Company was contingently liable under letters of credit in the amount of approximately $8.0 million and $9.2 million at January 31, 2015 and 2014, respectively.
NOTE F — INCOME TAXES
The income tax provision is comprised of the following:
	Year Ended January 31,
	2015	2014	2013
	(In thousands)
Current
Federal	$46,989	$36,828	$27,983
State and city	5,978	5,396	4,748
Foreign	5,688	7,040	3,986
	58,655	49,264	36,717
Deferred
Federal	1,422	(3,328)	(1,168)
State and city	(67)	189	(132)
Foreign	(560)	(299)	19
	795	(3,438)	(1,281)
Income tax expense	$59,450	$45,826	$35,436
Income before income taxes
United States	$133,709	$104,435	$80,145
Non-United States	34,732	17,793	11,860
	$168,441	$122,228	$92,005

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2015 and 2014 are summarized as follows:
	2015	2014
	(In thousands)
Deferred tax assets
Compensation	$3,964	$3,125
Provision for bad debts and sales allowances	10,254	11,822
Inventory write-downs	3,059	3,745
Other	1,671	254
Deferred tax assets, current	18,948	18,946
Compensation	6,855	5,876
Straight-line lease	5,128	4,494
Supplemental employee retirement plan	420	477
Net operating loss	1,613	1,779
Other	71	81
Deferred tax assets, non-current	14,087	12,707
Total deferred tax assets	33,035	31,653
Deferred tax liabilities
Prepaid expenses and other, current	(2,876)	(2,615)
Depreciation and amortization, non-current	(10,563)	(7,955)
Intangibles, non-current	(23,631)	(26,061)
Other	(364)	(791)
Total deferred tax liabilities	(37,434)	(37,422)
Net deferred tax liabilities	$(4,399)	$(5,769)

As of January 31, 2015 and 2014, intangible deferred tax liabilities of  $15.9 million and $17.7 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:
	2015	2014	2013
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	2.3	3.0	3.3
Permanent differences resulting in Federal taxable income	2.9	4.5	4.8
Foreign tax rate differential	0.1	(0.1)	(1.4)
Foreign tax credit	(6.5)	(5.4)	(2.5)
Other, net	1.5	0.5	(0.7)
Actual provision for income taxes	35.3%	37.5%	38.5%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2015, there was an increase in the unrecognized tax position reserve of

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $102,000, net of federal tax benefit to $970,000, for the current year accrual of interest and penalties on existing uncertain income tax positions reserves. The Company currently has tax years open from the years ended January 31, 2012 through January 31, 2015, with the exception of certain state tax jurisdictions.
The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expense” in the accompanying Consolidated Statements of Income and Comprehensive Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. The Company is currently under U.S. Federal income tax examination for the year ended January 31, 2012. One of its foreign subsidiaries, T.R.B International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. The ruling was extended to the year ending January 31, 2018.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $11.9 million at January 31, 2015. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable. At this point in time it is not practical to estimate the amount of taxes payable if the earnings were remitted.
NOTE G — COMMITMENTS AND CONTINGENCIES
   Lease Agreements
The Company leases warehousing, executive and sales facilities, retail stores, equipment and vehicles under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.
Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Income and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable.
The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2015:
Year Ending January 31,	Amount
(In thousands)
2016	$66,108
2017	59,622
2018	53,095
2019	47,703
2020	43,536
Thereafter	155,516
$425,580

Rent expense on the above operating leases for the years ended January 31, 2015, 2014 and 2013 was approximately $72.6 million, $48.3 million and $31.6 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   License Agreements
The Company has entered into license agreements that provide for royalty payments ranging from 4% to 19% of net sales of licensed products as set forth in the agreements. The Company incurred royalty expense (included in cost of goods sold) of approximately $109.6 million, $101.5 million and $85.2 million for the years ended January 31, 2015, 2014 and 2013, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expense), was $32.1 million, $30.0 million and $24.9 million for the years ended January 31, 2015, 2014 and 2013, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:
Year Ending January 31,	Amount
(In thousands)
2016	$91,453
2017	65,110
2018	57,653
2019	50,129
2020	43,026
Thereafter	157,998
$465,369

NOTE H — STOCKHOLDERS’ EQUITY
   Public Offering
In June 2014, the Company sold 1,725,000 shares of its common stock, including 225,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of  $77.63 per share. The Company received net proceeds of  $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds are currently being used for general corporate purposes.
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
The Company did not repurchase any shares during fiscal 2015. The Company’s credit agreement permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants.
   Stock Plan
As of January 31, 2015, the Company has 480,683 shares available for grant under its stock plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards vest over a three to five year period. In addition to the time vesting condition, these awards may include market and performance conditions, including a price vesting performance condition and, in certain cases, an earnings

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after taxes or net income per diluted share performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
   Restricted Stock
	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2013	1,056,731	$29.01
Granted	315,750	$51.96
Vested	(236,316)	$22.04
Canceled	(15,988)	$29.01
Unvested as of January 31, 2014	1,120,177	$36.95
Granted	261,085	$68.51
Vested	(333,531)	$28.16
Canceled	(2,025)	$54.88
Unvested as of January 31, 2015	1,045,706	$47.59

For restricted shares with market price conditions, the Company estimates the grant date fair value using a lattice model. This valuation is performed with the assistance of a third party valuation specialist. For restricted shares with no market price conditions, shares are valued at the market price on the date of grant.
The Company recognized $11.6 million, $9.2 million and $7.0 million in compensation expense for the years ended January 31, 2015, 2014 and 2013, respectively, related to restricted stock grants. At January 31, 2015, 2014 and 2013, unrecognized costs related to the restricted stock units totaled approximately $32.2 million, $26.1 million and $21.4 million, respectively.
   Stock Options
Information regarding all stock options for fiscal 2015, 2014 and 2013 is as follows:
	2015		2014		2013
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at beginning of year	268,488	$22.21	382,054	$20.79	417,722	$16.59
Exercised	(33,900)	$21.51	(109,766)	$17.36	(120,518)	$11.82
Granted	—	$—	—	$—	85,000	$28.72
Cancelled or forfeited	—	$—	(3,800)	$19.39	(150)	$18.40
Stock options outstanding at end of year	234,588	$22.32	268,488	$22.21	382,054	$20.79
Exercisable	125,088	$17.26	159,238	$18.65	224,121	$16.89

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:
Range of Exercise Prices	Number Outstanding as of January 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2015	Weighted Average Exercise Price
$8.00 – $12.00	11,400	3.41	$10.18	11,400	$10.18
$12.01 – $16.00	49,100	3.07	$13.55	49,100	$13.55
$16.01 – $40.00	174,088	5.91	$25.58	64,588	$21.32
	234,588			125,088

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. No stock options were granted during the year ended January 31, 2015 and the year ended January 31, 2014. The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model for grants in fiscal 2013:
2013
Expected stock price volatility	58.2% – 68.5%
Expected lives of options
Directors and officers	7 years
Employees	6 years
Risk-free interest rate	0.3% – 0.6%
Expected dividend yield	0%
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
The weighted average remaining term for stock options outstanding was 5.2 years at January 31, 2015. The aggregate intrinsic value at January 31, 2015 was $17.6 million for stock options outstanding and $10.0 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2015, the reporting date.
Proceeds received from the exercise of stock options were approximately $729,000 and $1.9 million during the years ended January 31, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $2.0 million and $4.0 million for the years ended January 31, 2015 and 2014, respectively. A portion of this amount is currently deductible for tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized approximately $541,000 in compensation expense for the year ended January 31, 2015, $680,000 for the year ended January 31, 2014 and $1.0 million for the year ended January 31, 2013, related to equity option award grants. As of January 31, 2015, approximately $533,000 to unrecognized stock compensation related to unvested option awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2017.
No options were granted during fiscal 2015 and 2014. The weighted average fair value at date of grant for options granted during fiscal 2013 was $12.06 per option.
NOTE I — MAJOR CUSTOMERS
One customer accounted for approximately 18.7%, 21.0 % and 21.3% of the Company’s net sales in the licensed and non-licensed products segments for the years ended January 31, 2015, 2014 and 2013, respectively.
NOTE J — EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan (the “Plan”) and trust for nonunion employees. In December 2013, the Company amended the plan to a non-discretionary matching contribution for 2014 of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. Prior to 2014, at the discretion of the Company, the Company may have elected to match 50% of employee contributions up to 6% of the participant’s compensation. The Company made matching contributions of approximately $2.0 million, $1.3 million and $1.0 million for the years ended January 31, 2015, January 31, 2014 and 2013, respectively.
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
	January 31, 2015
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$1,293,254	$452,640	$499,284	$(128,323)	$2,116,855
Cost of goods sold	922,535	297,954	267,430	(128,323)	1,359,596
Gross profit	370,719	154,686	231,854	—	757,259
Selling, general and administrative	251,117	98,418	222,455	—	571,990
Depreciation and amortization	4,832	8,622	6,920	—	20,374
Operating profit	$114,770	$47,646	$2,479	$—	$164,895

	January 31, 2014
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$1,145,182	$342,672	$298,008	$(67,631)	$1,718,231
Cost of goods sold	820,162	230,186	150,505	(67,631)	1,133,222
Gross profit	325,020	112,486	147,503	—	585,009
Selling, general and administrative	228,306	84,885	127,315	—	440,506

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2014
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Depreciation and amortization	2,433	7,581	3,662	—	13,676
Operating profit	$94,281	$20,020	$16,526	$—	$130,827

	January 31, 2013
	Licensed	Non-Licensed	Retail	Elimination(1)	Total
Net sales	$981,845	$281,916	$196,150	$(60,192)	$1,399,719
Cost of goods sold	702,361	203,853	102,370	(60,192)	948,392
Gross profit	279,484	78,063	93,780	—	451,327
Selling, general and administrative	202,247	57,840	81,155	—	341,242
Depreciation and amortization	2,164	5,060	2,683	—	9,907
Operating profit	$75,073	$15,163	$9,942	$—	$100,178

(1)
Represents intersegment sales to the Company’s retail operations.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation is consistent on a year-to-year basis.
The total assets for each of the Company’s reportable segments are as follows:
	January 31,
	2015	2014
	(In thousands)
Licensed	$441,516	$361,634
Non-Licensed	242,963	225,163
Retail	182,363	129,895
Corporate	179,876	114,205
Total Assets	$1,046,718	$830,897

	2015		2014		2013
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)
United States	$1,796,358	$132,822	$1,528,473	$106,638	$1,333,885	$81,606
Non-United States	320,497	115,030	189,758	138,069	65,834	119,582
	$2,116,855	$247,852	$1,718,231	$244,707	$1,399,719	$201,188

Capital expenditures for locations outside of the United States represented $6.4 million in the fiscal year ended January 31, 2015. They were not significant in each of the fiscal years ended January 31, 2014 and 2013.
NOTE L — OTHER INCOME
   Sale of rights to operate Calvin Klein Performance stores in Asia
In September 2014, the Company entered into agreements that terminated its rights to operate Calvin Klein Performance Stores in Asia, which included the sale to the licensor, PVH Corp., of the Company’s 51% interest in G-T (International) Fashion Company Limited, a joint venture that operated Calvin Klein

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance stores in China. The sale of the joint venture interest resulted in a $1.9 million gain in the year ended January 31, 2015. The licensor agreed to pay the Company $3.5 million in consideration of the early termination of previously granted rights to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore. These amounts are included in other income in the year ended January 31, 2015.
   Repurchase of unsecured promissory notes
In October 2014, the Company repurchased the €15.0 million principal amount of unsecured promissory notes (the “notes”) issued in August 2012 as part of the consideration for the acquisition of` Vilebrequin. The notes were due December 31, 2017 and carried a stated interest rate of 5% per annum. The notes were repurchased for €13.5 million, representing approximately a 10% discount on the outstanding amount of the notes, which resulted in a gain of  €1.5 million (approximately $1.9 million using the transaction date exchange rate).
   Contingent consideration adjustment
In addition to the aggregate consideration paid at closing, the purchase agreement relating to the acquisition of Vilebrequin provided for contingent consideration of up to €22.5 million (approximately $27.9 million using the acquisition date exchange rate) based upon Vilebrequin achieving certain performance objectives related to the growth of its business over the three years ending December 31, 2015. As of the acquisition date, the estimated fair value of the contingent consideration payable was $5.5 million (based on the acquisition date exchange rate). The Company is required to assess the probability of Vilebrequin achieving these performance objectives which requires management to make certain estimates and judgments based on forecasts of future performance. As of October 31, 2014, the fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820 - Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the probability assessments of expected future cash flows related to Vilebrequin until the end of the earnout period, appropriately discounted and calculated in accordance with the terms of the purchase agreement. Based upon Vilebrequin’s most recent forecast and the related discounted cash flows, the Company has revised its prior estimate of the fair value of the contingent consideration payable to €0.8 million (approximately $1.0 million using the transaction date exchange rate), which resulted in a gain in the year ended January 31, 2015 of  €3.2 million (approximately $4.2 million using the transaction date exchange rate).
NOTE M — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data, in thousands, except per share amounts, for the fiscal years ended January 31, 2015 and 2014 are as follows:
	Quarter Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Net sales	$366,192	$424,010	$812,330	$514,323
Gross profit	130,133	148,384	295,252	183,490
Net income attributable to G-III	1,290	6,236	80,615	22,220
Net income per common share
Basic	$0.06	$0.29	$3.60	$0.99
Diluted	$0.06	$0.29	$3.53	$0.96

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Net sales	$272,615	$304,158	$668,702	$472,756
Gross profit	92,453	99,423	226,945	166,187
Net income attributable to G-III	1,118	3,592	59,595	13,055
Net income per common share
Basic	$0.06	$0.18	$2.92	$0.64
Diluted	$0.05	$0.17	$2.85	$0.62
NOTE N — SUBSEQUENT EVENTS
The Company has considered subsequent events up to the filing date and does not believe there are any occurrences that would have a material impact on the Company’s results of operations.

G-III Apparel Group, Ltd. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended January 31, 2015, 2014 and 2013
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2015
Deducted from asset accounts
Allowance for doubtful accounts	$642	$584	$152	$1,074
Reserve for sales allowances(b)	54,345	162,233	164,211	52,367
	$54,987	$162,817	$164,363	$53,441
Year ended January 31, 2014
Deducted from asset accounts
Allowance for doubtful accounts	$1,189	$355	$902	$642
Reserve for sales allowances(b)	44,758	141,595	132,008	54,345
	$45,947	$141,950	$132,910	$54,987
Year ended January 31, 2013
Deducted from asset accounts
Allowance for doubtful accounts	$1,483	$206	$500	$1,189
Reserve for sales allowances(b)	32,953	114,416	102,611	44,758
	$34,436	$114,622	$103,111	$45,947

(a)
Accounts written off as uncollectible, net of recoveries.

(b)
See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1