Form 10-Q
period 2015-04-30
G III APPAREL GROUP LTD /DE/
filed 2015-06-05
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 1, 2015, there were 44,980,194 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2015	April 30, 2014	January 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,708	$23,610	$128,354
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $48,574, $51,034 and $53,441, respectively	208,769	145,010	198,635
Inventories	371,224	322,659	426,180
Prepaid income taxes	8,712	16,529	6,507
Deferred income taxes, net	16,064	16,331	16,072
Prepaid expenses and other current assets	22,140	26,796	23,118
Total current assets	712,617	550,935	798,866
PROPERTY AND EQUIPMENT, NET	84,397	69,080	81,671
OTHER ASSETS	27,028	32,848	27,721
OTHER INTANGIBLES, NET	11,651	13,741	13,075
TRADEMARKS, NET	67,040	80,959	73,255
GOODWILL	49,317	55,572	52,130
TOTAL ASSETS	$952,050	$803,135	$1,046,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$62,950	$—
Accounts payable	102,757	103,382	177,498
Accrued expenses	44,399	36,839	63,665
Due to noncontrolling shareholder	—	5,146	—
Total current liabilities	147,156	208,317	241,163
NOTES PAYABLE	—	20,537	—
DEFERRED INCOME TAXES, NET	18,678	22,078	20,471
CONTINGENT PURCHASE PRICE PAYABLE	868	5,544	973
OTHER NON-CURRENT LIABILITIES	24,193	20,154	22,853
TOTAL LIABILITIES	190,895	276,630	285,460

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 80,000,000 shares authorized; 45,964,644, 42,066,982 and 45,941,644 shares issued	230	210	230
Additional paid-in capital	333,157	188,294	328,874
Accumulated other comprehensive income (loss)	(21,229)	6,129	(10,105)
Retained earnings	452,896	337,088	446,158
Common stock held in treasury, at cost – 984,450 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	761,155	527,822	761,258
Noncontrolling interest	—	(1,317)	—
TOTAL STOCKHOLDERS’ EQUITY	761,155	526,505	761,258
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$952,050	$803,135	$1,046,718

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$432,965	$366,192
Cost of goods sold	278,538	236,058
Gross profit	154,427	130,134
Selling, general and administrative expenses	137,034	122,441
Depreciation and amortization	5,687	4,227
Operating profit	11,706	3,466
Interest and financing charges, net	975	1,709
Income before income taxes	10,731	1,757
Income tax expense	3,971	668
Net income	6,760	1,089
Add: Loss attributable to noncontrolling interest	—	201
Income attributable to G-III	$6,760	$1,290

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.15	$0.03
Weighted average number of shares outstanding	44,965	40,976

Diluted:
Net income per common share	$0.15	$0.03
Weighted average number of shares outstanding	46,210	42,044

Net income attributable to G-III	$6,760	$1,290
Other comprehensive loss:
Foreign currency translation adjustments	(11,124)	(36)
Other comprehensive loss	(11,124)	(36)
Comprehensive income (loss)	$(4,364)	$1,254

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$6,760	$1,089
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,687	4,227
Equity based compensation	3,625	2,923
Tax benefit from exercise/vesting of equity awards	(317)	(4,290)
Deferred financing charges	182	180
Changes in operating assets and liabilities:
Accounts receivable, net	(10,883)	14,945
Inventories	54,099	37,010
Income taxes, net	(2,197)	(9,722)
Prepaid expenses and other current assets	692	(5,435)
Other assets, net	(1,216)	(2,036)
Accounts payable, accrued expenses and other liabilities	(92,505)	(42,214)
Net cash used in operating activities	(36,073)	(3,323)

Cash flows from investing activities
Capital expenditures	(7,690)	(10,125)
Net cash used in investing activities	(7,690)	(10,125)

Cash flows from financing activities
Proceeds from notes payable, net	—	14,107
Proceeds from exercise of equity awards	303	558
Excess tax benefit from exercise/vesting of equity awards	317	4,290
Taxes paid for net share settlement	—	(4,316)
Noncontrolling interest investment	—	472
Net cash provided by financing activities	620	15,111

Foreign currency translation adjustments	497	(144)
Net increase (decrease) in cash and cash equivalents	(42,646)	1,519
Cash and cash equivalents at beginning of period	128,354	22,091
Cash and cash equivalents at end of period	$85,708	$23,610

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$749	$1,208
Income taxes	5,804	6,055

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

The results for the three month period ended April 30, 2015 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission.

On April 1, 2015, the Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock, to be effected in the form of a stock dividend. The stock dividend was paid to stockholders of record as of the close of market on April 20, 2015 and was effected on May 1, 2015. All share and per share information has been retroactively adjusted to reflect this stock split.

The Company’s international subsidiaries are using different functional currencies, which are typically the local selling currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollar at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows for the prior year period to present that information on a basis consistent with the current year.

Note 2 – Public Offering

In June 2014, the Company sold 3,450,000 shares of its common stock, including 450,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $38.82 per share. The Company received net proceeds of $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds are being used for general corporate purposes.

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

	April 30, 2015	April 30, 2014	January 31, 2015
	(In thousands)
Finished goods	$363,458	$310,907	$417,332
Raw materials and work-in-process	7,766	11,752	8,848
	$371,224	$322,659	$426,180

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 160,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2015. For the three months ended April 30, 2015 and 2014, 23,000 and 195,374 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS), adjusted for the two for one split of the Company’s common stock effected on May 1, 2015:

	Three Months Ended April 30,
	2015	2014

Net income attributable to G-III	$6,760	$1,290
Basic net income per share:
Basic common shares	44,965	40,976
Basic net income per share	$0.15	$0.03

Diluted net income per share:
Basic common shares	44,965	40,976
Restricted stock awards and stock options	1,245	1,068
Diluted common shares	46,210	42,044
Diluted net income per share	$0.15	$0.03

Note 5 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of April 30, 2015, there was $373.5 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of April 30, 2015, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

In October 2014, the Company repurchased the unsecured promissory notes issued in August 2012 in connection with the acquisition of Vilebrequin. The notes were repurchased at a discount from the original principal amount of €15.0 million.

At April 30, 2015, the Company did not have any borrowings outstanding under the Company’s credit agreement compared to $63.0 million outstanding at April 30, 2014.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. Commencing with the first quarter of fiscal 2016, the Company changed its segment reporting to two reportable segments: wholesale operations and retail operations. This change in G-III’s reportable segments is intended to better represent how the Company’s resources are allocated and its performance is assessed by its Chief Operating Decision Maker. The wholesale operations segment consists of the Company’s former licensed products and non-licensed products segments and includes sales of products under brands licensed by the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. The retail operations segment consists primarily of the Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$352,485	$102,529	$(22,049)	$432,965
Cost of goods sold	245,409	55,178	(22,049)	278,538
Gross profit	107,076	47,351	—	154,427
Selling, general and administrative	84,594	52,440	—	137,034
Depreciation and amortization	3,931	1,756	—	5,687
Operating profit (loss)	$18,551	$(6,845)	$—	$11,706

	Three Months Ended April 30, 2014
	Wholesale	Retail	Elimination (1)	Total
Net sales	$285,069	$95,028	$(13,905)	$366,192
Cost of goods sold	199,295	50,668	(13,905)	236,058
Gross profit	85,774	44,360	—	130,134
Selling, general and administrative	70,698	51,743	—	122,441
Depreciation and amortization	2,832	1,395	—	4,227
Operating profit (loss)	$12,244	$(8,778)	$—	$3,466

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	April 30,
	2015	2014
	(In thousands)

Wholesale	$625,109	$575,712
Retail	190,753	144,300
Corporate	136,188	83,123

Total Assets	$952,050	$803,135

Note 7 – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update includes explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement such as software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance,” which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis”. The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated. The update also modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This guidance no longer requires or allows the disclosure of extraordinary items, net of tax, in the income statement after income from continuing operations. The guidance is effective for the reporting period ending April 30, 2016. The Company does not currently have any extraordinary items presented in its income statements. However, this guidance will eliminate the need to further assess whether unusual and infrequently occurring transactions qualify as an extraordinary item in the future.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). This ASU provides for explicit guidance on how to account for awards with performance targets that affect vesting and could be achieved after the requisite service period. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service already has been rendered. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 8 – Effective Tax Rate

The effective tax rate was 37.0% in the current quarter compared to 38.0% in the same period in the prior year. The effective tax rate is lower primarily due to foreign tax savings realized during the current period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2016 is referred to as “fiscal 2016”. Vilebrequin reports results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the three month period ended April 30, 2015, the results of Vilebrequin are included for the three month period ended March 31, 2015.

On April 1, 2015, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, to be effected in the form of a stock dividend. The stock dividend was paid to stockholders of record as of the close of market on April 20, 2015 and was effected on May 1, 2015. All share and per share information has been retroactively adjusted to reflect this stock split.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as footwear, luggage and women’s handbags, small leather goods and cold weather accessories. We sell our products under our own proprietary brands, which include Vilebrequin, Bass, G.H. Bass, Andrew Marc and Marc New York, licensed brands and private retail labels. G-III operates retail stores under the Wilsons Leather, G.H Bass, Vilebrequin and Calvin Klein Performance names.

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

Beginning with the first quarter of fiscal 2016, we are reporting two reportable segments: wholesale operations and retail operations. This change in our reportable segments is intended to better represent how our resources are allocated and our performance is assessed by our Chief Operating Decision Maker. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. The retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

We have expanded our portfolio of proprietary and licensed brands through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. Acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. This acquisition doubled the size of our retail footprint and is expected to enable us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear in the United States and Europe and men’s sportswear in North America. We also intend to use our in-house expertise to produce certain key categories for Bass, including our planned launch of Bass women’s apparel for delivery in Fall 2015.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We have introduced sandals, as well as an improved collection of women’s swimwear and resort wear under the Vilebrequin brand. As of April 30, 2015, we operated 76 Vilebrequin stores.

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past 20 years. We expanded our relationship with Tommy Hilfiger to include a license for women’s outerwear and we launched this product line in the Fall 2014 season. We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand, as well as to the ability to operate Calvin Klein Performance stores. In March 2014, the current term of each of these ten license agreements was extended to December 31, 2023.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of April 30, 2015, we operated 183 Wilsons Leather stores and 157 G.H. Bass stores, as well as 5 Calvin Klein Performance stores.

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

We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made and new license agreements entered into by us that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines, additional distribution channels and a retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended April 30, 2015 compared to three months ended April 30, 2014

Net sales for the three months ended April 30, 2015 increased to $433.0 million from $366.2 million in the same period last year. Net sales of our wholesale operations segment increased to $352.5 million from $285.1 million, primarily as a result of an increase of $31.6 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s performance wear, women’s suits and dresses, and the increases of $17.9 million in net sales of private label products, $7.2 million in net sales of Eliza J. dresses, $5.7 million in net sales of Ivanka Trump licensed products, and $5.5 million in net sales of Vince Camuto licensed products. Net sales of our retail operations segment increased to $102.5 million for the three months ended April 30, 2015 from $95.0 million in the same period last year primarily as the result of an increase in Wilsons’ store count combined with an increase in same store sales of 16.9% for G.H. Bass compared to the same period in the prior year.

Gross profit increased to $154.4 million, or 35.7% of net sales, for the three months ended April 30, 2015, from $130.1 million, or 35.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 30.4% in the three months ended April 30, 2015 compared to 30.1% in the same period last year. The gross profit percentage in our retail operations segment was 46.2% for the three months ended April 30, 2015 compared to 46.7% for the comparable period last year.

Selling, general and administrative expenses increased to $137.0 million in the three months ended April 30, 2015 from $122.4 million in the same period last year. This increase is primarily due to increases in personnel costs ($8.5 million), facility costs ($3.1 million) and advertising expenses ($2.8 million). Personnel costs increased primarily as a result of an increase in bonus accruals related to higher profitability, as well as an increase in headcount to staff additional stores opened since last year. Facility costs increased primarily as a result of increases in third party warehouse costs. We utilized third party facilities to satisfy the increased shipping volume related to increased domestic sales. Advertising costs increased due to an increase in net sales of licensed products, as well as due to advertising and promotional expenses related to our retail business. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $5.7 million in the three months ended April 30, 2015 from $4.2 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increased capital expenditures from the previous years.

Interest and financing charges, net for the three months ended April 30, 2015, were $1.0 million compared to $1.7 million for the same period last year. Interest expense decreased due to no borrowings in the quarter resulting mainly from the application of the net proceeds of our public offering in June 2014 and the repurchase in October 2014 of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

Income tax expense for the three months ended April 30, 2015 was $4.0 million compared to $0.7 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. The effective tax rate was 37.0% in the current year compared to 38.0% in the prior year. The effective tax rate is estimated to be slightly lower this year primarily due to foreign tax savings.

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

As of April 30, 2015, we had no outstanding debt and cash on hand of  $85.7 million in large part due to the net proceeds from our June 2014 public offering of our common stock. As of April 30, 2014, we had cash and cash equivalents of $23.6 million and outstanding borrowings of $83.5 million.

Our contingent liability under open letters of credit was approximately $22.9 million as of April 30, 2015 compared to $25.6 million as of April 30, 2014.

Public Offering

In June 2014, we sold 3,450,000 shares of our common stock, including 450,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $38.82 per share. We received net proceeds of  $128.7 million from this offering after payment of the underwriting discount and expenses of the offering. The net proceeds are being used for general corporate purposes.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of April 30, 2015, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

At April 30, 2015, we did not have any borrowings outstanding compared to $63.0 million outstanding at April 30, 2014.

Cash from Operating Activities

We used $36.1 million of cash in operating activities during the three months ended April 30, 2015, primarily as a result of a decrease of $ 92.5 million in accounts payable and accrued expenses and an increase of $10.9 million in accounts receivable offset, in part, by a decrease in inventory of $ 54.1 million and our net income of $6.8 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern. The change in our accounts receivable is primarily due to an increase in billings compared to collections at the end of the quarter, as our Spring business increased during the first quarter of fiscal 2016 compared to the same period in the prior year. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of accrued year-end bonuses in our first fiscal quarter. Our inventory decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters.

Cash from Investing Activities

We used $7.7 million of cash in investing activities in the three months ended April 30, 2015 for capital expenditures primarily related to remodeling, relocating and adding new Wilsons Leather, G.H. Bass and Vilebrequin stores, as well as for fixturing costs at department stores.

Cash from Financing Activities

Cash from financing activities provided $620,000 in the three months ended April 30, 2015, as a result of the proceeds from stock options exercised and the associated tax benefit.

Financing Needs

We believe that our cash on hand and cash generated from operations and our public offering in fiscal 2015, together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as, our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can, and often do, result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2015 are those that depend most heavily on these judgments and estimates. As of April 30, 2015, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2015.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 5, 2015	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 5, 2015	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

