Form 10-Q
period 2015-07-31
G III APPAREL GROUP LTD /DE/
filed 2015-09-03
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of September 1, 2015, there were 45,220,024 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2015	July 31, 2014	January 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,810	$21,534	$128,354
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $54,213, $41,542 and $53,441, respectively	238,659	191,533	198,635
Inventories	605,214	534,186	426,180
Prepaid income taxes	8,668	18,474	6,507
Deferred income taxes, net	16,057	16,331	16,072
Prepaid expenses and other current assets	30,386	37,228	23,118
Total current assets	917,794	819,286	798,866
EQUITY METHOD INVESTMENT	25,490	—	—
PROPERTY AND EQUIPMENT, NET	89,743	75,808	81,671
OTHER ASSETS	26,817	32,316	27,721
OTHER INTANGIBLES, NET	11,609	14,229	13,075
TRADEMARKS, NET	68,182	80,425	73,255
GOODWILL	49,844	55,354	52,130
TOTAL ASSETS	$1,189,479	$1,077,418	$1,046,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$5,503	$45,031	$—
Accounts payable	297,724	242,349	177,498
Accrued expenses	56,225	48,773	63,665
Due to noncontrolling shareholder	—	5,733	—
Total current liabilities	359,452	341,886	241,163
NOTES PAYABLE	—	20,386	—
DEFERRED INCOME TAXES, NET	19,006	21,936	20,471
CONTINGENT PURCHASE PRICE PAYABLE	888	5,503	973
OTHER NON-CURRENT LIABILITIES	24,958	19,652	22,853
TOTAL LIABILITIES	404,304	409,363	285,460

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000,000 shares authorized; 46,204,474, 45,754,916 and 45,941,644 shares issued	232	229	230
Additional paid-in capital	343,582	324,211	328,874
Accumulated other comprehensive income (loss)	(20,112)	5,836	(10,105)
Retained earnings	465,372	343,323	446,158
Common stock held in treasury, at cost – 984,450 shares	(3,899)	(3,899)	(3,899)
Total G-III stockholders’ equity	785,175	669,700	761,258
Noncontrolling interest	—	(1,645)	—
TOTAL STOCKHOLDERS’ EQUITY	785,175	668,055	761,258
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189,479	$1,077,418	$1,046,718

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31,
	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$473,884	$424,010
Cost of goods sold	305,544	275,626
Gross profit	168,340	148,384
Selling, general and administrative expenses	141,483	131,609
Depreciation and amortization	5,914	4,955
Operating profit	20,943	11,820
Interest and financing charges, net	1,177	2,290
Income before income taxes	19,766	9,530
Income tax expense	7,313	3,622
Net income	12,453	5,908
Add: Loss attributable to noncontrolling interest	—	328
Income attributable to G-III	$12,453	$6,236

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.28	$0.15
Weighted average number of shares outstanding	45,073	42,374

Diluted:
Net income per common share	$0.27	$0.14
Weighted average number of shares outstanding	46,362	43,320

Net income attributable to G-III	$12,453	$6,236
Other comprehensive income (loss):
Foreign currency translation adjustments	1,117	(293)
Other comprehensive income (loss)	1,117	(293)
Comprehensive income	$13,570	$5,943

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended July 31,
	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$906,849	$790,202
Cost of goods sold	584,082	511,684
Gross profit	322,767	278,518
Selling, general and administrative expenses	278,516	254,050
Depreciation and amortization	11,601	9,181
Operating profit	32,650	15,287
Interest and financing charges, net	2,153	4,000
Income before income taxes	30,497	11,287
Income tax expense	11,284	4,289
Net income	19,213	6,998
Add: Loss attributable to noncontrolling interest	—	528
Income attributable to G-III	$19,213	$7,526

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.43	$0.18
Weighted average number of shares outstanding	45,020	41,686

Diluted:
Net income per common share	$0.42	$0.18
Weighted average number of shares outstanding	46,289	42,692

Net income attributable to G-III	$19,213	$7,526
Other comprehensive loss:
Foreign currency translation adjustments	(10,007)	(329)
Other comprehensive loss	(10,007)	(329)
Comprehensive income	$9,206	$7,197

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$19,213	$6,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,601	9,181
Loss on disposal of fixed assets	532	—
Equity based compensation	7,634	5,780
Tax benefit from exercise/vesting of equity awards	(6,724)	(5,430)
Deferred financing charges	182	469
Changes in operating assets and liabilities:
Accounts receivable, net	(40,679)	(31,603)
Inventories	(179,681)	(174,618)
Income taxes, net	(2,155)	(11,671)
Prepaid expenses and other current assets	(7,317)	(15,942)
Other assets, net	(949)	(1,869)
Accounts payable, accrued expenses and other liabilities	120,551	112,113
Net cash used in operating activities	(77,792)	(106,592)

Cash flows from investing activities
Equity method investment	(25,490)	—
Capital expenditures	(16,600)	(21,367)
Net cash used in investing activities	(42,090)	(21,367)

Cash flows from financing activities
Proceeds from sale of common stock, net	—	128,686
Proceeds from (repayment of) borrowings, net	5,503	(3,812)
Proceeds from exercise of equity awards	376	640
Excess tax benefit from exercise/vesting of equity awards	6,724	5,430
Taxes paid for net share settlement	—	(4,316)
Noncontrolling interest investment, net	—	1,063
Net cash provided by financing activities	12,603	127,691

Foreign currency translation adjustments	(2,265)	(289)
Net decrease in cash and cash equivalents	(109,544)	(557)
Cash and cash equivalents at beginning of period	128,354	22,091
Cash and cash equivalents at end of period	$18,810	$21,534

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,785	$3,055
Income taxes	6,504	7,273

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and the Karl Lagerfeld North America BV joint venture (“KLNA”) report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company.

The results for the six month period ended July 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s international subsidiaries use different functional currencies, which are typically the local selling currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Comprehensive Income and the Condensed Consolidated Statement of Cash Flows for the prior year period to present that information on a basis consistent with the current year.

Note 2 – Equity Investment

During the second quarter of fiscal 2016, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). G-III paid to KLBV a purchase price consideration of $25.0 million in cash for a 49% ownership interest in Karl Lagerfeld North America BV, which holds brand rights to all Karl Lagerfeld marks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada, as well as, an exclusive, irrevocable, royalty-free license to use the marks in Mexico with respect to the same products. The Company accounts for its investment in KLNA using the equity method of accounting.

Note 3 – Public Offering

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

Note 4 – Inventories

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

	July 31, 2015	July 31, 2014	January 31, 2015
	(In thousands)
Finished goods	$600,529	$524,350	$417,332
Raw materials and work-in-process	4,685	9,836	8,848
	$605,214	$534,186	$426,180

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 163,707 and 161,884 shares of common stock have been excluded from the diluted net income per share calculation for the three months and six months ended July 31, 2015, respectively. For the six months ended July 31, 2015 and 2014, 262,830 and 216,654 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share, adjusted for the two-for-one split of the Company’s common stock effected on May 1, 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net income attributable to G-III	$12,453	$6,236	$19,213	$7,526
Basic net income per share:
Basic common shares	45,073	42,374	45,020	41,686
Basic net income per share	$0.28	$0.15	$0.43	$0.18

Diluted net income per share:
Basic common shares	45,073	42,374	45,020	41,686
Restricted stock awards and stock options	1,289	946	1,269	1,006
Diluted common shares	46,362	43,320	46,289	42,692
Diluted net income per share	$0.27	$0.14	$0.42	$0.18

Note 6 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. As of July 31, 2015, there was $326.6 available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and, under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of July 31, 2015, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Notes payable under the Company’s credit agreement were $5.5 million at July 31, 2015 and $45.0 million at July 31, 2014.

On July 31, 2015, the Company had no outstanding long term notes. On July 31, 2014, the amount of the outstanding long term notes equaled $20.4 million and consisted of promissory notes issued in connection with the acquisition of Vilebrequin. The notes were repurchased in October 2014 at a discount from the original principal amount of €15.0 million.

Note 7 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. Commencing with the first quarter of fiscal 2016, the Company changed its segment reporting to two reportable segments: wholesale operations and retail operations. This change in the Company’s reportable segments is intended to better represent how the Company’s resources are allocated and its performance is assessed by its Chief Operating Decision Maker. The wholesale operations segment mainly consists of the Company’s former licensed products and non-licensed products segments and includes sales of products under brands licensed by the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. The retail operations segment consists primarily of the Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

The following information, in thousands, is presented for the three month and six month periods indicated below:

	Three Months Ended July 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$391,461	$111,497	$(29,074)	$473,884
Cost of goods sold	275,308	59,310	(29,074)	305,544
Gross profit	116,153	52,187	—	168,340
Selling, general and administrative	87,081	54,402	—	141,483
Depreciation and amortization	4,055	1,859	—	5,914
Operating profit (loss)	$25,017	$(4,074)	$—	$20,943

	Three Months Ended July 31, 2014
	Wholesale	Retail	Elimination (1)	Total
Net sales	$341,866	$99,393	$(17,249)	$424,010
Cost of goods sold	238,512	54,363	(17,249)	275,626
Gross profit	103,354	45,030	—	148,384
Selling, general and administrative	79,222	52,387	—	131,609
Depreciation and amortization	3,314	1,641	—	4,955
Operating profit (loss)	$20,818	$(8,998)	$—	$11,820

	Six Months Ended July 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$743,945	$214,026	$(51,122)	$906,849
Cost of goods sold	520,717	114,487	(51,122)	584,082
Gross profit	223,228	99,539	—	322,767
Selling, general and administrative	171,675	106,841	—	278,516
Depreciation and amortization	7,987	3,614	—	11,601
Operating profit (loss)	$43,566	$(10,916)	$—	$32,650

	Six Months Ended July 31, 2014
	Wholesale	Retail	Elimination (1)	Total
Net sales	$626,935	$194,421	$(31,154)	$790,202
Cost of goods sold	437,808	105,030	(31,154)	511,684
Gross profit	189,127	89,391	—	278,518
Selling, general and administrative	149,920	104,130	—	254,050
Depreciation and amortization	6,145	3,036	—	9,181
Operating profit (loss)	$33,062	$(17,775)	$—	$15,287

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	July 31, 2015	July 31, 2014	January 31, 2015
	(In thousands)
Wholesale	$875,347	$820,479	$684,479
Retail	223,829	169,268	182,363
Corporate	90,303	87,671	179,876
Total Assets	$1,189,479	$1,077,418	$1,046,718

Note 8 – Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance” which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2016 is referred to as “fiscal 2016”. Vilebrequin and Karl Lagerfeld North America BV report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the six month period ended July 31, 2015, the results of Vilebrequin are included for the six month period ended June 30, 2015 and the results of KLNA are included from June 8, 2015, the date of our investment, through June 30, 2015.

On April 1, 2015, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock, which was effected in the form of a stock dividend. The stock dividend was paid to stockholders of record as of the close of market on April 20, 2015 and was effected on May 1, 2015. All share and per share information has been retroactively adjusted to reflect this stock split.

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

In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV. We acquired a 49% ownership interest in Karl Lagerfeld North America BV, an entity which holds brand rights to all Karl Lagerfeld marks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada. In addition, the entity was granted an exclusive, irrevocable, royalty-free license to use the marks in Mexico with respect to the same products. We account for our investment in the joint venture using the equity method of accounting. G-III is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags, and men’s outerwear. We have begun marketing and selling dresses, sportswear and handbags and expect to ship products to retail stores in the second half of the year.

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. This acquisition doubled the size of our retail footprint and is enabling us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear in the United States and Europe and men’s sportswear in North America. We are also using our in-house expertise to produce certain key categories for Bass, including the launch of our Bass women’s apparel for delivery in Fall 2015.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. We have introduced sandals, as well as an improved collection of women’s swimwear and resort wear, under the Vilebrequin brand. As of July 31, 2015, we operated 86 Vilebrequin stores.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of July 31, 2015, we operated 185 Wilsons Leather stores and 159 G.H. Bass stores, as well as 5 Calvin Klein Performance stores.

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

Results of Operations

Three months ended July 31 2015 compared to three months ended July 31, 2014

Net sales for the three months ended July 31, 2015 increased to $473.9 million from $424.0 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $391.5 million from $341.9 million, primarily as a result of an increase of $24.9 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s suits and women’s sportswear, $7.0 million in net sales of Ivanka Trump licensed products, $5.6 million in net sales of our Andrew Marc product lines and $4.5 million in net sales of Vince Camuto licensed products. Net sales of our retail operations segment increased to $111.5 million for the three months ended July 31, 2015 from $99.4 million in the same period last year primarily as the result of an increase in same store sales of 23.8% for G.H. Bass compared to the same period in the prior year. Wilsons same store sales remains consistent with the same period in the prior year.

Gross profit increased to $168.3 million, or 35.5% of net sales, for the three months ended July 31, 2015, from $148.4 million, or 35.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 29.7% in the three months ended July 31, 2015 compared to 30.2% in the same period last year. The gross profit percentage in our retail operations segment was 46.8% for the three months ended July 31, 2015 compared to 45.3% for the comparable period last year. The increase in gross profit percentage is mainly driven by G.H. Bass, which improved its performance in the current year compared to the same period in the prior year when the business was being integrated into our retail operations segment.

Selling, general and administrative expenses increased to $141.5 million in the three months ended July 31, 2015 from $131.6 million in the same period last year. This increase is primarily due to increases in personnel costs ($5.9 million), advertising expenses ($1.8 million) and design and product developments costs ($1.2 million). Personnel costs increased as a result of a continued growth in our wholesale operations and an increase in headcount to staff additional retail stores opened since last year. Advertising costs increased due to an increase in net sales of licensed products, as well as due to an increase in cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products. Design and product development costs increased due to additional expenses incurred to further develop our product offerings.

Depreciation and amortization increased to $5.9 million in the three months ended July 31, 2015 from $5.0 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores, as well as for fixturing costs at department stores.

Interest and financing charges, net for the three months ended July 31, 2015, were $1.2 million compared to $2.3 million for the same period last year. Interest expense decreased due to a lower average borrowings balance in the quarter resulting mainly from the application of the net proceeds of our public offering in June 2014 and cash flows generated from our operations.

Income tax expense for the three months ended July 31, 2015 was $7.3 million compared to $3.6 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. Our effective tax rate was 37.0% in the current year compared to 38.0% in the prior year. The effective tax rate is estimated to be slightly lower this year primarily due to foreign tax savings.

Six months ended July 31 2015 compared to six months ended July 31, 2014

Net sales for the six months ended July 31, 2015 increased to $906.8 million from $790.2 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $743.9 million from $626.9 million, primarily as a result of an increase of $56.5 million in net sales of Calvin Klein licensed products, with the largest increases predominantly occurring in non-outerwear product lines, $12.7 million in net sales of Ivanka Trump licensed products, $10.3 million in net sales of Eliza J. dresses and $10.1 million in net sales of Vince Camuto licensed products. Net sales of our retail operations segment increased to $214.0 million for the six months ended July 31, 2015 from $194.4 million in the same period last year primarily as the result of an increase in same store sales of 20.8% for G.H. Bass compared to the same period in the prior year. Wilsons same store sales remains consistent with the same period in the prior year.

Gross profit increased to $322.8 million, or 35.6% of net sales, for the six months ended July 31, 2015, from $278.5 million, or 35.2% of net sales, in the same period last year. Gross profit percentages for the six month period ended July 31, 2015 were essentially flat for both segments compared to the six month period ended July 31, 2014. The gross profit percentage in our wholesale operations segment was 30.0% in the six months ended July 31, 2015 compared to 30.2% in the same period last year. The gross profit percentage in our retail operations segment was 46.5% for the six months ended July 31, 2015 compared to 46.0% for the comparable period last year.

Selling, general and administrative expenses increased to $278.5 million in the six months ended July 31, 2015 from $254.1 million in the same period last year. This increase is primarily due to increases in personnel costs ($14.5 million), advertising expense ($4.6 million) and facility costs ($4.6 million). Personnel costs increased as a result of increased headcount to support our continued growth in our wholesale operations, an increase in headcount to staff additional retail stores opened since last year and an increase in bonus accruals related to higher profitability. Advertising costs increased due to an increase in net sales of licensed products, as well as due to an increase in cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products. Facility costs increased primarily as a result of increases in third party warehouse costs. We utilized third party facilities to satisfy the increased shipping volume related to increased domestic sales.

Depreciation and amortization increased to $11.6 million in the six months ended July 31, 2015 from $9.2 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increased capital expenditures in previous years primarily related to remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores, as well as for fixturing costs at department stores.

Interest and financing charges, net for the six months ended July 31, 2015, were $2.2 million compared to $4.0 million for the same period last year. Interest expense decreased due to a lower average borrowings balance in the six month period ended July 31, 2015 compared to the same period in the prior year resulting mainly from the application of the net proceeds of our public offering in June 2014 and cash flows generated from our operations.

Income tax expense for the six months ended July 31, 2015 was $11.3 million compared to $4.3 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. Our effective tax rate was 37.0% in the current year compared to 38.0% in the prior year. The effective tax rate is estimated to be slightly lower this year primarily due to foreign tax savings.

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

On July 31, 2015 we had cash and cash equivalents of $18.8 million and outstanding borrowings of $5.5 million. As of July 31, 2014, we had cash and cash equivalents of $21.5 million and outstanding borrowings of $45.0 million. The reduction in our outstanding borrowings was the result of the application of the net proceeds of our public offering of common stock in June 2014, as well as cash generated from our fiscal 2015 operations.

On July 31, 2015, we had no outstanding long term notes. On July 31, 2014, the amount of the outstanding long term notes equaled $20.4 million and consisted of promissory notes issued in connection with the acquisition of Vilebrequin. The notes were repurchased in October 2014 at a discount from the original principal amount of €15.0 million.

Our contingent liability under open letters of credit was approximately $11.1 million as of July 31, 2015 compared to $17.5 million as of July 31, 2014.

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

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of July 31, 2015, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts outstanding under our credit agreement were $5.5 million at July 31, 2015 compared to $45.0 million at July 31, 2014.

Cash from Operating Activities

We used $77.8 million of cash in operating activities during the six months ended July 31, 2015, primarily as a result of an increase of $179.7 million in inventory and an increase of $40.7 million in accounts receivable, offset, in part, by an increase in accounts payable and accrued expenses of $120.6 million and our net income of $19.2 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter

Cash from Investing Activities

We used $42.1 million of cash in investing activities in the six months ended July 31, 2015, of which $25.5 million related to the investment in Karl Lagerfeld North America BV and $16.6 million was for capital expenditures primarily related to remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores, as well as for fixturing costs at department stores. Our capital expenditures also consisted of upgrades and improvements to our finance system.

Cash from Financing Activities

Cash from financing activities provided $12.6 million in the six months ended July 31, 2015, as a result of the net proceeds of $7.1 million from stock options exercised and the associated tax benefit and net proceeds of  $5.5 million in borrowings under our revolving credit line.

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

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can, and often do, result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2015 are those that depend most heavily on these judgments and estimates. As of July 31, 2015, there have been no material changes to our critical accounting policies.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 3, 2015	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 3, 2015	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

