Form 10-Q
period 2015-10-31
G III APPAREL GROUP LTD /DE/
filed 2015-12-04
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of December 1, 2015, there were 45,537,167 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	October 31, 2014	January 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,298	$49,158	$128,354
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $77,606, $60,685 and $53,441, respectively	537,458	450,259	195,678
Inventories	510,374	436,367	426,180
Prepaid income taxes	—	—	6,507
Deferred income taxes, net	16,056	16,335	16,072
Prepaid expenses and other current assets	14,799	17,833	23,118
Total current assets	1,132,985	969,952	795,909
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	25,494	—	—
PROPERTY AND EQUIPMENT, NET	101,137	79,583	81,671
OTHER ASSETS	26,380	28,969	27,721
OTHER INTANGIBLES, NET	11,461	13,497	13,075
TRADEMARKS, NET	68,871	75,815	73,255
GOODWILL	50,164	53,273	52,130
TOTAL ASSETS	$1,416,492	$1,221,089	$1,043,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$171,840	$153,853	$—
Income taxes payable	34,444	24,117	—
Accounts payable	175,056	161,850	174,541
Accrued expenses	105,287	89,877	63,665
Total current liabilities	486,627	429,697	238,206
DEFERRED INCOME TAXES, NET	18,770	20,585	20,471
CONTINGENT PURCHASE PRICE PAYABLE	—	1,015	973
OTHER NON-CURRENT LIABILITIES	26,099	21,548	22,853
TOTAL LIABILITIES	531,496	472,845	282,503

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 46,204, 45,928 and 45,942 shares issued	229	229	229
Additional paid-in capital	354,065	329,944	328,874
Accumulated other comprehensive loss	(19,183)	(1,969)	(10,105)
Retained earnings	552,528	423,939	446,159
Common stock held in treasury, at cost – 667, 984 and 984 shares respectively	(2,643)	(3,899)	(3,899)
TOTAL STOCKHOLDERS’ EQUITY	884,996	748,244	761,258
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,416,492	$1,221,089	$1,043,761

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$909,865	$812,330
Cost of goods sold	572,808	517,078
Gross profit	337,057	295,252
Selling, general and administrative expenses	191,044	176,383
Depreciation and amortization	6,611	5,589
Operating profit	139,402	113,280
Other income	896	11,950
Interest and financing charges, net	(1,955)	(1,988)
Income before income taxes	138,343	123,242
Income tax expense	51,187	43,469
Net income	87,156	79,773
Add: Loss attributable to noncontrolling interest	—	842
Income attributable to G-III	$87,156	$80,615

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.92	$1.80
Weighted average number of shares outstanding	45,311	44,822

Diluted:
Net income per common share	$1.87	$1.76
Weighted average number of shares outstanding	46,526	45,724

Net income attributable to G-III	$87,156	$80,615
Other comprehensive income (loss):
Foreign currency translation adjustments	929	(7,805)
Other comprehensive income (loss)	929	(7,805)
Comprehensive income	$88,085	$72,810

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended October 31,
	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,816,714	$1,602,532
Cost of goods sold	1,156,890	1,028,762
Gross profit	659,824	573,770
Selling, general and administrative expenses	469,560	430,433
Depreciation and amortization	18,213	14,770
Operating profit	172,051	128,567
Other income	896	11,950
Interest and financing charges, net	(4,107)	(5,988)
Income before income taxes	168,840	134,529
Income tax expense	62,471	47,758
Net income	106,369	86,771
Add: Loss attributable to noncontrolling interest	—	1,370
Income attributable to G-III	$106,369	$88,141

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.36	$2.06
Weighted average number of shares outstanding	45,117	42,740

Diluted:
Net income per common share	$2.29	$2.02
Weighted average number of shares outstanding	46,392	43,682

Net income attributable to G-III	$106,369	$88,141
Other comprehensive loss:
Foreign currency translation adjustments	(9,078)	(8,134)
Other comprehensive loss	(9,078)	(8,134)
Comprehensive income	$97,291	$80,007

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$106,369	$86,771
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,213	14,770
Loss on disposal of fixed assets	338	275
Gain on repurchase of unsecured promissory notes	—	(1,893)
Change in contingent purchase price payable	(899)	(4,186)
Gain on the sale of joint venture interest	—	(2,365)
Equity loss in unconsolidated affiliate	3	—
Equity based compensation	11,430	8,431
Tax benefit from exercise/vesting of equity awards	(10,496)	(6,978)
Deferred financing charges	607	657
Changes in operating assets and liabilities:
Accounts receivable, net	(339,418)	(291,190)
Inventories	(84,699)	(79,654)
Income taxes, net	40,954	30,889
Prepaid expenses and other current assets	8,109	2,849
Other assets, net	(684)	(5,265)
Accounts payable, accrued expenses and other liabilities	54,917	84,413
Net cash used in operating activities	(195,256)	(162,476)

Cash flows from investing activities
Investment in unconsolidated affiliate	(25,490)	—
Capital expenditures	(34,315)	(33,892)
Proceeds from sale of interest in joint venture	—	2,695
Proceeds from sale of a retail store	—	517
Net cash used in investing activities	(59,805)	(30,680)

Cash flows from financing activities
Proceeds from sale of common stock, net	—	128,686
Proceeds from borrowings, net	171,840	105,814
Repurchase of unsecured promissory notes	—	(17,755)
Proceeds from exercise of equity awards	376	665
Excess tax benefit from exercise/vesting of equity awards	10,496	6,978
Taxes paid for net share settlement	—	(4,316)
Net cash provided by financing activities	182,712	220,072

Foreign currency translation adjustments	(1,707)	151
Net increase (decrease) in cash and cash equivalents	(74,056)	27,067
Cash and cash equivalents at beginning of period	128,354	22,091
Cash and cash equivalents at end of period	$54,298	$49,158

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,440	$5,314
Income taxes	7,203	5,146

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and Karl Lagerfeld North America BV (“KLNA”) a joint venture, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company.

The results for the nine month period ended October 31, 2015 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s international subsidiaries use different functional currencies, which are the local selling currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Cash Flows for the prior year period to present that information on a basis consistent with the current year.

Note 2 – Equity Investment

In June 2016, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid to KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada, as well as, an exclusive, irrevocable, royalty-free license to use the trademarks in Mexico with respect to the same products. The Company accounts for its investment in KLNA using the equity method of accounting.

Note 3 – Other Income

For the three and nine month periods ended October 31, 2015, other income was $899,000. In addition to the aggregate consideration paid at closing, the purchase agreement relating to the acquisition of Vilebrequin provided for contingent consideration of up to €22.5 million (approximately $27.9 million using the acquisition date exchange rate) based upon Vilebrequin achieving certain performance objectives related to the growth of its business over the three years ending December 31, 2015. As of the acquisition date, the estimated fair value of the contingent consideration payable was $5.5 million (based on the acquisition date exchange rate). The Company is required to assess the probability of Vilebrequin achieving these performance objectives which requires management to make certain estimates and judgments based on forecasts of future performance. As of October 31, 2015, the fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820 - Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included the probability assessment of expected future cash flows related to Vilebrequin until the end of the earnout period, appropriately discounted and calculated in accordance with the terms of the purchase agreement. Based upon Vilebrequin’s most recent forecast and the related discounted cash flows, the Company has revised its prior estimate of the fair value of the contingent consideration payable and wrote off the remainder of the estimated outstanding contingent consideration, which resulted in a gain in the current period of €800,000 (approximately $899,000 using Vilebrequin’s current reporting period end exchange rate).

For the three and nine month periods ended October 31, 2014, other income was $12.0 million consisting of a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $2.4 million gain from the sale of the Company’s interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

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

	October 31, 2015	October 31, 2014	January 31, 2015
	(In thousands)
Finished goods	$507,602	$429,531	$417,332
Raw materials and work-in-process	2,772	6,836	8,848
	$510,374	$436,367	$426,180

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 66,000 and 533,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended October 31, 2015 and 2014, respectively. Approximately 134,000 and 685,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2015 and 2014, respectively. For the nine months ended October 31, 2015 and 2014, 262,830 and 606,236 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards. In addition, the Company re-issued 317,143 treasury shares in connection with the exercise or vesting of equity awards that occurred in October 2015.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share, adjusted for the two-for-one split of the Company’s common stock effected on May 1, 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net income attributable to G-III	$87,156	$80,615	$106,369	$88,141
Basic net income per share:
Basic common shares	45,311	44,822	45,117	42,740
Basic net income per share	$1.92	$1.80	$2.36	$2.06

Diluted net income per share:
Basic common shares	45,311	44,822	45,117	42,740
Restricted stock awards and stock options	1,215	902	1,275	942
Diluted common shares	46,526	45,724	46,392	43,682
Diluted net income per share	$1.87	$1.76	$2.29	$2.02

Note 6 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and other advances as specified in the credit agreement. As of October 31, 2015, there was $264.9 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and, under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of October 31, 2015, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Notes payable under the Company’s credit agreement were $171.8 million at October 31, 2015 and $153.9 million at October 31, 2014.

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

The following information, in thousands, is presented for the three month and nine month periods indicated below:

	Three Months Ended October 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$807,034	$124,669	$(21,838)	$909,865
Cost of goods sold	527,144	67,502	(21,838)	572,808
Gross profit	279,890	57,167	—	337,057
Selling, general and administrative	133,127	57,917	—	191,044
Depreciation and amortization	4,482	2,129	—	6,611
Operating profit (loss)	$142,281	$(2,879)	$—	$139,402

	Three Months Ended October 31, 2014
	Wholesale	Retail	Elimination (1)	Total
Net sales	$722,135	$130,101	$(39,906)	$812,330
Cost of goods sold	485,085	71,899	(39,906)	517,078
Gross profit	237,050	58,202	—	295,252
Selling, general and administrative	118,991	57,392	—	176,383
Depreciation and amortization	3,511	2,078	—	5,589
Operating profit (loss)	$114,548	$(1,268)	$—	$113,280

	Nine Months Ended October 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,550,979	$338,695	$(72,960)	$1,816,714
Cost of goods sold	1,047,861	181,989	(72,960)	1,156,890
Gross profit	503,118	156,706	—	659,824
Selling, general and administrative	304,801	164,759	—	469,560
Depreciation and amortization	12,470	5,743	—	18,213
Operating profit (loss)	$185,847	$(13,796)	$—	$172,051

	Nine Months Ended October 31, 2014
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,349,069	$324,522	$(71,059)	$1,602,532
Cost of goods sold	922,892	176,929	(71,059)	1,028,762
Gross profit	426,177	147,593	—	573,770
Selling, general and administrative	268,911	161,522	—	430,433
Depreciation and amortization	9,657	5,113	—	14,770
Operating profit (loss)	$147,609	$(19,042)	$—	$128,567

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	October 31, 2015	October 31, 2014	January 31, 2015
	(In thousands)
Wholesale	$1,062,754	$935,509	$681,522
Retail	241,180	198,579	182,363
Corporate	112,558	87,001	179,876
Total Assets	$1,416,492	$1,221,089	$1,043,761

Note 8 – Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  The ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within annual reporting periods beginning after December 15, 2017, and should be applied prospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

Note 9 – Subsequent Events

On December 2, 2015, the Company announced that its Board of Directors had reapproved and increased the previously authorized share repurchase program. There were 3,750,000 shares available under the prior program which the Board increased to 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in the Company’s loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. The Company currently has approximately 45,537,000 shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2016 is referred to as “fiscal 2016”. Vilebrequin and Karl Lagerfeld North America BV (“KLNA”) report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the nine month period ended October 31, 2015, the results of Vilebrequin are included for the nine month period ended September 30, 2015 and the results of KLNA are included from June 8, 2015, the date of our investment, through September 30, 2015.

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

Beginning with the first quarter of fiscal 2016, we are reporting based on two segments: wholesale operations and retail operations. This change in our reportable segments is intended to better represent how our resources are allocated and our performance is assessed by our Chief Operating Decision Maker. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. The retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

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

In October 2015, we entered into a license agreement for Tommy Hilfiger women’s dresses. Beginning February 2016, the collection will be available at select department stores, including Macy’s, specialty stores, and e-commerce partners in the United States and Canada.

In October 2015, we also announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL that will be located under a fan's arms. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites.

In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV. We acquired a 49% ownership interest in KLNA, an entity which holds brand rights to all Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada. In addition, the entity was granted an exclusive, irrevocable, royalty-free license to use the trademarks in Mexico with respect to the same products. We account for our investment in the joint venture using the equity method of accounting. G-III is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags, and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women outerwear and handbags in our third fiscal quarter.

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejun”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. This acquisition doubled the size of our retail footprint and is enabling us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear in the United States and Europe and men’s sportswear in North America. We are also using our in-house expertise to produce certain key categories for Bass, including the launch of our Bass women’s apparel that occurred during our third fiscal quarter.

The Vilebrequin business acquired in August 2012 provides us with a premier brand, selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. As of October 31, 2015, we operated 80 Vilebrequin stores and franchisees operated an additional 66 Vilebrequin stores.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of October 31, 2015, we operated 195 Wilsons Leather stores and 162 G.H. Bass stores, as well as 5 Calvin Klein Performance stores.

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

We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made and new license agreements entered into by us that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines and additional distribution channels and expanding the retail component to our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended October 31, 2015 compared to three months ended October 31, 2014

Net sales for the three months ended October 31, 2015 increased to $909.9 million from $812.3 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $807.0 million from $722.1 million, primarily as a result of an increase of $48.7 million in net sales of Calvin Klein licensed products, with the largest increases occurring in handbags, women’s outerwear, dresses and women’s suits, $18.7 million in net sales of private label products, $15.9 million in net sales of licensed team sports products and $11.6 million in net sales of Ivanka Trump licensed products, as well as $9.1 million in net sales of our new G.H. Bass wholesale product line. Net sales of our retail operations segment decreased to $124.7 million for the three months ended October 31, 2015 from $130.1 million in the same period last year primarily as the result of a decrease in same store sales of 11.8% for Wilsons compared to the same period in the prior year. The decrease is mainly due to unseasonably warm weather and a decrease in sales at locations that are frequented by international tourists. This decrease was slightly offset by an increase in G.H. Bass same store sales of 4.2% compared to the same period in the prior year.

Gross profit increased to $337.1 million, or 37.0% of net sales, for the three months ended October 31, 2015, from $295.3 million, or 36.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.7% in the three months ended October 31, 2015 compared to 32.8% in the same period last year primarily as the result of an increase in gross profit of our Calvin Klein licensed products. While net sales and gross profit in our wholesale segment increased in the third quarter, continued warm weather could result in increased markdowns and allowances which would negatively impact our results of operations in the fourth quarter and for the full fiscal year. The gross profit percentage in our retail operations segment was 45.9% for the three months ended October 31, 2015 compared to 44.7% for the comparable period last year. The increase in gross profit percentage was mainly driven by G.H. Bass, which improved its overall performance in apparel products category in the current year compared to the same period in the prior year.

Selling, general and administrative expenses increased to $191.0 million in the three months ended October 31, 2015 from $176.4 million in the same period last year. This increase is primarily due to increased facility costs ($5.6 million), personnel costs ($5.1 million) and advertising expenses ($2.3 million). Facility costs increased primarily as a result of increases in third party warehouse costs. We used third party facilities to handle the increased shipping during the period. Personnel costs increased as a result of staffing for new product lines under new license agreements and an increase in headcount to staff additional retail stores opened since last year. There was also an increase in bonus accruals related to higher profitability and stock based compensation expense due to an increase in equity awards granted in the past few years. Advertising costs increased due to an increase in net sales of licensed products, as well as due to an increase in cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $6.6 million in the three months ended October 31, 2015 from $5.6 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Other income was $899,000 in the three months ended October 31, 2015 and $12.0 million in the three months ended October 31, 2014. The other income recognized in the current period relates to a gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin. For the three months ended October 31, 2014, other income related to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $2.4 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

Interest and financing charges, net for the three months ended October 31, 2015 and for the three months ended October 31, 2014, were $2.0 million.

Income tax expense for the three months ended October 31, 2015 was $51.2 million compared to $43.5 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. Our effective tax rate was estimated at 37.0% in the current year compared to 35.3% in the prior year. The effective tax rate is higher in the current period compared to the prior period as a result of certain non-recurring transactions recorded in other income in the prior year that were not subject to income tax.

Nine months ended October 31, 2015 compared to nine months ended October 31, 2014

Net sales for the nine months ended October 31, 2015 increased to $1.82 billion from $1.60 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $1.55 billion from $1.35 billion, primarily as a result of an increase of $105.2 million in net sales of Calvin Klein licensed products, with the largest increases occurring in handbags, women’s outerwear, dresses and women suits, $24.3 million in net sales of Ivanka Trump licensed products, $24.0 million in net sales of private label products, $18.5 million in net sales of our Eliza J. dresses, $14.1 million in net sales of licensed team sports products and $13.2 million in net sales of Vince Camuto licensed products. Net sales of our retail operations segment increased to $338.7 million for the nine months ended October 31, 2015 from $324.5 million in the same period last year primarily as the result of an increase in same store sales of 14.0% for G.H. Bass compared to the same period in the prior year.

Gross profit increased to $659.8 million, or 36.3% of net sales, for the nine months ended October 31, 2015, from $573.8 million, or 35.8% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 32.4% in the nine months ended October 31, 2015 compared to 31.6% in the same period last year. The gross profit percentage in our retail operations segment was 46.3% for the nine months ended October 31, 2015 compared to 45.5% for the comparable period last year.

Selling, general and administrative expenses increased to $469.6 million in the nine months ended October 31, 2015 from $430.4 million in the same period last year. This increase is primarily due to increases in personnel costs ($19.6 million), facility costs ($10.2 million) and advertising expense ($6.9 million). Personnel costs increased as a result of staffing for new product lines under new licensing agreements and an increase in headcount to staff additional retail stores opened since last year. There was also an increase in bonus accruals related to higher profitability and stock based compensation expense due to an increase in equity awards granted in the past few years. Facility costs increased primarily as a result of increases in third party warehouse costs. We used third party facilities to handle the increased shipping volume. Advertising costs increased due to an increase in net sales of licensed products, as well as due to an increase in cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products.

Other income was $899,000 in the nine months ended October 31, 2015 and $12.0 million in the nine months ended October 31, 2014. The other income recognized in the current period relates to a gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin. For the nine months ended October 31, 2014, other income related to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $2.4 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.

Depreciation and amortization increased to $18.2 million in the nine months ended October 31, 2015 from $14.8 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Interest and financing charges, net for the nine months ended October 31, 2015, were $4.1 million compared to $6.0 million for the same period last year. Interest expense decreased due to cash flows generated from our operations, as well as a lower average borrowing balance in the nine month period ended October 31, 2015 compared to the same period in the prior year resulting mainly from the application of the net proceeds of our public offering in June 2014.

Income tax expense for the nine months ended October 31, 2015 was $62.5 million compared to $47.8 million for the same period last year. The increase in income tax expense is related to higher pretax income in the current period. Our effective tax rate was estimated at 37.0% in the current year compared to 35.5% in the prior year. The effective tax rate is higher in the current period compared to the prior period as a result of certain non-recurring transactions recorded in other income in the prior year that were not subject to income tax.

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

On October 31, 2015 we had cash and cash equivalents of $54.3 million and outstanding borrowings of $171.8 million. As of October 31, 2014, we had cash and cash equivalents of $49.2 million and outstanding borrowings of $153.9 million. The increase in our outstanding borrowings is consistent with our seasonal cash requirement to fund our inventory.

Our contingent liability under open letters of credit was approximately $8.8 million as of October 31, 2015 compared to $6.5 million as of October 31, 2014.

Share Repurchase Program

On December 2, 2015, we announced that our Board of Directors had reapproved and increased the previously authorized share repurchase program. There were 3,750,000 shares available under the prior program which the Board increased to 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. The Company currently has approximately 45,537,000 shares of common stock outstanding.

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

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of October 31, 2015, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts outstanding under our credit agreement were $171.8 million at October 31, 2015 compared to $153.9 million at October 31, 2014.

Cash from Operating Activities

We used $195.3 million of cash in operating activities during the nine months ended October 31, 2015, primarily as a result of an increase of $339.4 million in accounts receivable and $84.7 million in inventories, offset, in part, by our net income of $106.4 million, an increase in accounts payable and accrued expenses of $54.9 million and an increase in income taxes payable of $41.0 million.

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

Cash from Investing Activities

We used $59.8 million of cash in investing activities in the nine months ended October 31, 2015, of which $34.3 million was for capital expenditures primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores. The remainder of the cash used in investing activities of $25.5 million related to the investment in Karl Lagerfeld North America BV.

Cash from Financing Activities

Cash from financing activities provided $182.7 million in the nine months ended October 31, 2015, as a result of the net proceeds of  $171.8 million in borrowings under our revolving credit line and net proceeds of $10.9 million from the tax benefit associated with restricted stocks units vested and stock options exercised.

Financing Needs

We believe that our cash on hand and cash generated from operations and our public offering in fiscal 2015, together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements and any purchases we may make under our recently expanded share repurchase program. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2015 are those that depend most heavily on these judgments and estimates. As of October 31, 2015, there have been no material changes to our critical accounting policies.

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

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 4, 2015	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 4, 2015	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

