Form 10-K
period 2016-01-31
G III APPAREL GROUP LTD /DE/
filed 2016-03-29
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of July 31, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $2,949,350,616.
The number of outstanding shares of the registrant’s Common Stock as of March 29, 2016 was $45,544,967.
Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 16, 2016, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

•
consolidation of our retail customers;

•
additional legislation and/or regulation in the United States or around the world;

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
WEBSITE ACCESS TO REPORTS
Our internet website is www.g-iii.com. We make available free of charge on our website (under the heading “Investor Relations”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including copies of our Code of Ethics, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

Item 1.   BUSINESS.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2016 is referred to as “fiscal 2016.”
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, licensed brands and private retail labels.
G-III sells swimwear, resort wear and related accessories under our own Vilebrequin brand and footwear, apparel and accessories under our own Bass and G.H. Bass brands. We also sell a variety of apparel products under our other owned brands that include Andrew Marc, Marc New York, Jessica Howard, Eliza J and Black Rivet and under private retail labels.
We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld, Kenneth Cole, Guess?, Levi’s and Cole Haan. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Touch by Alyssa Milano, Hands High and over 100 U.S. colleges and universities.
Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdale’s, Nordstrom, Lord & Taylor, Dillard’s, The Bon-Ton Stores, Saks Fifth Avenue and JC Penney.
We also distribute apparel and other products through our own retail stores. Substantially all of our Wilsons Leather and G.H. Bass stores are operated as outlet stores. As of January 31, 2016, we operated 199 Wilsons Leather stores and 163 G.H. Bass stores, as well as 5 Calvin Klein Performance stores, in 43 states and Puerto Rico.
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada, which includes women’s sportswear, suit separates, performance and denim. These categories are in addition to dresses, men’s and women’s outerwear and luggage that were already licensed to us by Tommy Hilfiger. The new license agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering.
In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL that are located under a fan’s arms. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites.
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.
In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV. We acquired a 49% ownership interest in KL North America BV (“KLNA”), an entity that holds brand rights to Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada. In addition, the entity was granted an exclusive, irrevocable, royalty-free license to use the trademarks in Mexico with respect to the same products. G-III is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal

2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017. In February 2016, we expanded our partnership with respect to the Karl Lagerfeld brand through the acquisition of an approximately 19% minority interest in the parent of the Karl Lagerfeld entities that holds the worldwide rights to the Karl Lagerfeld brand.
In November 2013, we acquired the business of G.H. Bass & Co., a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). Bass footwear, apparel and accessories are sold primarily through our G.H. Bass outlet stores located in the United States. The brand is also licensed for the wholesale distribution of men’s and women’s footwear, men’s sportswear and men’s and boy’s tailored clothing.
In August 2012, we acquired Vilebrequin, a premier provider of status swimwear, resort wear and related accessories. As of January 31, 2016, Vilebrequin products were distributed in the United States and over 50 countries worldwide through 81 Company-owned stores, as well as through 65 franchise partners locations and select wholesale distribution. Vilebrequin has also licensed its brand for the wholesale distribution of footwear and recently signed a license agreement for a line of sunglasses that is expected to commence distribution in 2017.
Starting with the first quarter of fiscal 2016, we began reporting based on two segments: wholesale operations and retail operations. This change in our reportable segments is intended to better represent how our resources are allocated and our performance is assessed by our Chief Operating Decision Maker. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. The retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.
G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.
Competitive Strengths
We believe that our broad portfolio of high-profile brands combined with our extensive distribution relationships position us for growth. We intend to capitalize on the following competitive strengths in order to expand our position as an all-season diversified apparel company:
Broad portfolio of recognized brands.   We have built a broad and deep portfolio of over 40 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands, as demonstrated by our partnerships with such brands as Calvin Klein, Tommy Hilfiger, Karl Lagerfeld, Guess?, Kenneth Cole, Cole Haan, Dockers and Levi’s, that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and team sports categories catering to a wide range of customers. In addition to our licensed brands, we own several successful proprietary brands, including Vilebrequin, Bass, G.H. Bass, Weejuns, Andrew Marc, Marc New York, Eliza J, Jessica Howard and Black Rivet. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:
Women’s	Men’s	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
ck Calvin Klein	ck Calvin Klein	Major League Baseball
Tommy Hilfiger	Tommy Hilfiger	National Basketball Association
Karl Lagerfeld	Karl Lagerfeld	National Hockey League
Guess	Guess	Touch by Alyssa Milano
Guess?	Guess?	Hands High
Kenneth Cole NY	Kenneth Cole NY	Collegiate Licensing Company
Reaction Kenneth Cole	Reaction Kenneth Cole	Major League Soccer
Cole Haan	Cole Haan	Starter
Levi’s	Levi’s
Vince Camuto	Vince Camuto
Jessica Simpson	Dockers
Ivanka Trump
Jones New York
Ellen Tracy
Kensie
Proprietary Brands
Andrew Marc	Andrew Marc	G-III Sports by Carl Banks
Marc New York	Marc New York	G-III for Her
Vilebrequin	Vilebrequin
Bass	Bass
G.H. Bass	G.H. Bass
Black Rivet	Black Rivet
Wilsons	Wilsons
Eliza J
Jessica Howard
Diversified distribution base.   We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 2,800 customers, including a cross section of retailers such as Macy’s, TJX Companies, Ross Stores, Lord & Taylor, Dillard’s, the Bon-Ton Stores, Nordstrom, Saks Fifth Avenue and JC Penney, as well as membership clubs such as Costco and Sam’s Club. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons Leather retail stores provide an additional distribution network for our products. We distribute our Bass and G.H. Bass products through our Bass outlet stores and through licensees, and distribute Vilebrequin products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution channels.
Superior design, sourcing and quality control.   Our in-house design and merchandising teams design substantially all of our licensed, proprietary and private label products. Our designers work closely with our licensors and private label customers to create designs and styles that represent the look they want. We have a network of worldwide suppliers that allows us to negotiate competitive terms without relying on any single vendor. In addition, we employ a quality control team and a sourcing group in China to ensure the quality of our products. We believe we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our acquisition of Vilebrequin added experienced design capability and additional sourcing resources. With its distinctive product design and construction, Vilebrequin, unlike the rest of our business, mostly relies on a limited number of manufacturers for the substantial majority of its product.
Leadership position in the wholesale business.   As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, manufacturing and marketing apparel have enabled us to build strong customer relationships and to become one of the leading dress suppliers in the United States over the past several years. We have also expanded into women’s performance wear and other apparel categories, as well as to non-apparel categories such as handbags, footwear, small leather goods, cold weather accessories and luggage.
Experienced management team.   Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman, Chief Executive Officer and President, has been with us for over 40 years. Sammy Aaron, our Vice Chairman, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 15 years and Neal S. Nackman, our Chief Financial Officer, has been with us for over 10 years. Each of our executive officers has over 30 years of experience in the apparel business. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed eight acquisitions over the last ten years, while also adding numerous new licensed products.
Growth Strategy
Our goal is to continue to expand our position as an all-season diversified apparel company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:
Execute diversification initiatives.   We are continually seeking opportunities to produce products for all seasons. We have initiated the following diversification efforts:
•
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license for womenswear which includes sportswear, suit separates, performance and denim. These categories are in addition to our existing licenses for Tommy Hilfiger dresses, men’s and women’s outerwear and luggage. We believe that Tommy Hilfiger is an iconic American brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s appeal.

•
In June 2015, we entered into a joint venture pursuant to which we acquired a 49% ownership interest in an entity that holds brand rights to the Karl Lagerfeld trademarks for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We are also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags and men’s outerwear. In February 2016, we expanded our partnership with respect to the Karl Lagerfeld brand through the acquisition of an approximately 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand.

•
In November 2013, we acquired G.H. Bass, a well-known heritage brand that sells footwear, apparel and accessories. This acquisition continued the diversification of our product offerings and expanded the scope of our retail business that started with our acquisition of Wilsons in 2008. Since acquiring Bass, we have added licenses for Bass footwear and retail in Europe, men’s sportswear and men’s and boy’s tailored clothing. In addition, in March 2015, we entered into a wholesale license agreement with Genesco to design, distribute, and market G.H. Bass men’s, women’s and children’s footwear in the United States and Canada. We believe Genesco’s expertise and market leadership in footwear will complement our G.H. Bass team. This initiative is part of our plan to continue to revitalize and build the G.H. Bass heritage brand through improved assortments and additional category licenses with strong partners.

•
We have continually expanded our relationship with Calvin Klein. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. Between 2005 and 2011, we added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, women’s handbags and small leather goods, and luggage, as well as to operate Calvin Klein Performance retail stores in the United States. We also added a license for Calvin Klein men’s and women’s swimwear that became effective as of December 1, 2013. In March 2014, the current term of each of our Calvin Klein license agreements was extended to December 31, 2023.

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

Continue to grow our apparel business.   We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business. Specifically, our Calvin Klein businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Our acquisition of Andrew Marc added two well-known proprietary brands in the men’s and women’s apparel market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands. More recently, we added licenses for womenswear, outerwear and dresses under the Tommy Hilfiger brand and for a variety of apparel products under the Kensie and Ivanka Trump brands.
Add new product categories.   We have been able to leverage our expertise and experience in the apparel business, our relationships with our licensors and our sourcing capabilities to expand our licenses to new product categories such as dresses, sportswear, women’s suits, women’s performance wear, footwear and men’s and women’s swimwear. We expanded our licenses with Calvin Klein beyond apparel categories to include women’s handbags, small leather goods, cold weather accessories and luggage. In addition, we added luggage to the products we sell under the Tommy Hilfiger brand and added swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin. Our acquisition of G.H. Bass added footwear to our product mix. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands and private label brands.
Seek attractive acquisitions.   We plan to pursue acquisitions of complementary product lines and businesses. We continually review acquisition opportunities. Most recently, we acquired a 49% interest in a joint venture that holds brand rights to the Karl Lagerfeld trademarks for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico, as well as an approximately 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. We acquired G.H. Bass, a well-known heritage brand that operates 150 outlet stores, and Vilebrequin, which provides us with a premier brand selling status products worldwide. As a result of other acquisitions, we added name-brand licenses, including Calvin Klein, Tommy Hilfiger, Guess?, Ellen Tracy, Levi’s and Dockers, as well as proprietary labels and private label programs. We acquired our Jessica Howard and Eliza J dress businesses and Andrew Marc, each of which added to our portfolio of proprietary brands. We also acquired the Wilsons Leather outlet store business. Our acquisitions have increased our portfolio of licensed and proprietary brands, allowed us to realize economies of scale and added a retail component to our business. We believe that our existing infrastructure and management depth will enable us to complete additional acquisitions in the apparel industry.
Products — Development and Design
G-III designs, manufactures and markets women’s and men’s apparel at a wide range of retail price points. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market footwear and accessories including women’s handbags, small leather goods, cold weather accessories and luggage.
G-III’s licensed apparel consists of both women’s and men’s products in a broad range of categories. See “Business — Licensing.” Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels. We also offer a wide range of products under our own proprietary brands.

We work with a diversified group of retail chains, such as Express, Kohl’s and JC Penney in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.
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
Wholesale Operations
Our wholesale operations include sales of products licensed by us from third parties, as well as sales of products under our own proprietary brands and private label brands. Revenues from our wholesale operations accounted for 79.1% of our net sales in fiscal 2016 compared to 77.8% of our net sales in fiscal 2015 and 83.3% of our net sales in fiscal 2014.
Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years. We have expanded our relationship with Tommy Hilfiger to include a license for womenswear in February 2016 and for women’s dresses in April 2015. In June 2015, we entered into a license for Karl Lagerfeld women’s apparel, women’s handbags and men’s outerwear. In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.
License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s dresses)	December 31, 2023	None
Calvin Klein (Women’s suits)	December 31, 2023	None
Calvin Klein (Women’s performance wear)	December 31, 2023	None
Calvin Klein (Women’s better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women’s performance retail)	December 31, 2023	None
Calvin Klein (Men’s and women’s swimwear)	December 31, 2023	None
Cole Haan (Men’s and women’s outerwear)	December 31, 2020	December 31, 2025
Dockers (Men’s outerwear)	November 30, 2017	None
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2018	December 31, 2021
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018	December 31, 2023
Jessica Simpson (Women’s dresses and outerwear)	December 31, 2019	December 31, 2024
Karl Lagerfeld (Women’s apparel, women’s handbags, men’s and women’s outerwear, women’s shoes)	December 31, 2020	December 31, 2030
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2019	December 31, 2022
Kensie (Women’s sportswear, dresses, suits, activewear and sweaters)	January 31, 2021	None
Kensie (Women’s handbags)	January 31, 2017	January 31, 2022
Levi’s (Men’s and women’s outerwear)	November 30, 2017	None
Tommy Hilfiger (Men’s and women’s outerwear)	December 31, 2021	December 31, 2025
Tommy Hilfiger (Luggage)	December 31, 2017	None
Tommy Hilfiger (Women’s dresses)	December 31, 2020	December 31, 2025
Tommy Hilfiger (Women’s sportswear, suit separates, performance wear and denim)	December 31, 2021	December 31, 2025
Vince Camuto (Women’s dresses)	December 31, 2017	December 31, 2020
Vince Camuto (Men’s outerwear)	December 31, 2017	December 31, 2020
Team Sports Licenses
Collegiate Licensing Company	March 31, 2017	March 31, 2019
Major League Baseball (Men’s)	October 31, 2017	None
Major League Baseball (Ladies)	October 31, 2017	None
National Basketball Association	September 30, 2017	None
National Football League	March 31, 2017	March 31, 2020
National Hockey League	June 30, 2016	March 31, 2017
Hands High	December 31, 2018	December 31, 2026
Starter	December 31, 2019	None

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
Andrew Marc and Marc New York provide us with upscale company-owned brands. We utilize our own in-house capabilities to create our core men’s and women’s outerwear and women’s performance wear. We also license these brands to select third parties in certain categories.
Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world. Vilebrequin has also licensed its brand for the wholesale distribution of footwear. We believe that Vilebrequin is capable of significant worldwide expansion. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2016, Vilebrequin products were distributed through 81 Company-owned stores, as well as through 65 franchised locations and select wholesale distribution.
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
Retail Operations
We are a national retailer of outerwear, apparel, footwear and accessories in the United States. As of January 31, 2016, our retail operations segment consisted of 367 retail stores in 43 states and Puerto Rico, of which 199 are stores operated under the Wilsons Leather name, 163 are stores operated under our G.H. Bass brand and 5 stores are operated under the licensed Calvin Klein Performance brand. Substantially all of our Wilsons Leather and G.H. Bass stores are operated as outlet stores and located in larger outlet centers with Wilsons Leather’s stores averaging approximately 3,715 square feet and G.H. Bass stores averaging approximately 5,890 square feet. At January 31, 2016, we operated 18 full price Wilsons Leather mall stores. We currently plan to open approximately 5 new Wilsons Leather outlet stores and 5 new G.H. Bass outlet stores in fiscal 2017.

Our Wilsons Leather retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons Leather stores includes products primarily sourced by us and accessories which are purchased primarily from third parties. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center, as well as four regional distribution centers, to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.
Our Bass stores offer casual and dress shoes for men and women. Most of our Bass stores also carry apparel for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. We sell Bass products primarily through outlet stores located in the United States.
We also license the Bass brand for the wholesale distribution of men’s and women’s footwear, men’s sportswear and men’s and boy’s tailored clothing. In March 2015, we entered into a wholesale license agreement with Genesco to design, distribute, and market G.H. Bass men’s, women’s and children’s footwear in the United States and Canada. First shipments are expected for the Spring 2016 season. We believe Genesco’s expertise and market leadership in footwear will complement our G.H. Bass team. We also used our in-house expertise to produce certain key categories for Bass, including our launch of Bass women’s apparel in Fall 2015.
Revenues from our retail operations, before intercompany eliminations, accounted for 20.9% of our net sales in fiscal 2016 compared to 22.2% of our net sales in fiscal 2015 and 16.7% of our net sales in fiscal 2014. The increase in fiscal 2015 in the percentage of sales from our retail operations resulted from the acquisition of G.H. Bass in November 2013.
Manufacturing and Sourcing
G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, India, Bangladesh and Central and South America. Vilebrequin’s products are manufactured in Bulgaria, Tunisia and Morocco. A small portion of our garments are manufactured in the United States.
We currently have representative offices in Hangzhou, Nanjing and Qingdao, China, as well as in Vietnam and Indonesia. These offices act as our liaison with manufacturers in the Far East. As of January 31, 2016, we had 321 employees in these representative offices.
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
To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2016, we had 28 employees in our Hong Kong office.
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
Raw Materials
We purchase most products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our products which are generally available from numerous sources. The apparel industry competes with manufacturers of many other products for the supply of raw materials. In prior years, the majority of our raw material inventory consisted of leather skins. Until recently, we provided these raw materials to one of our subcontractors in China to manufacture some of our leather products. As this subcontractor is closing down its operations, we did not replenish our leather inventory in fiscal 2016. Going forward, we are planning to work with manufacturers who use their own leather skins inventory.
Marketing and Distribution
G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,800 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our G.H. Bass, Wilsons Leather, Vilebrequin and Andrew Marc websites.
Sales to our 10 largest customers accounted for 63.5% of our net sales in fiscal 2016 compared to 58.4% of our net sales in fiscal 2015 and 61.3% of our net sales in fiscal 2014. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, accounted for an aggregate of 20.8% of our net sales in fiscal 2016 compared to 18.7% of our net sales in fiscal 2015 and 21.0% of our net sales in fiscal 2014. The loss of this customer or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.
A substantial majority of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 7.9% of our net sales in fiscal 2016. See Note K to our Consolidated Financial Statements for information with respect to revenues and long-lived assets attributed by geographic region.

G-III’s products are sold primarily through a direct sales force consisting of 180 employees at January 31, 2016. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by various retail buying offices and independent sales representatives located throughout the United States. Sales outside of the United States are managed by 13 salespeople located in our offices across Asia, as well as 11 salespeople for Kensie located in Canada and 8 salespeople for Vilebrequin located in Switzerland. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada.
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
Wilsons Leather and G.H. Bass marketing efforts are primarily focused on increasing store traffic and then converting customers to buyers. This goal is mainly accomplished through our customer relations programs, local advertising and mall marketing promotions along with marketing initiatives through the Internet, social media and public relations support.
Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints, and expanding the range of its products to new categories such as women’s swimwear, ready to wear and accessories, while maintaining its core collection. Besides its traditional advertising networks (print and outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement and public relations. Through the growth of its network of stores, distributors and franchisees, Vilebrequin is seeking to reinforce its position in its traditional markets, such as the United States and Europe, and to develop new markets in Asia and the Middle East.
We believe we have developed awareness of our other owned labels primarily through our reputation, consumer acceptance and the fashion press. We primarily rely on our reputation and relationships to generate business in the private label portion of our wholesale operations segment. We believe we have developed a significant customer following and positive reputation in the industry as a result of, among other things, our standards of quality control, on-time delivery, competitive pricing and willingness and ability to assist customers in their merchandising of our products.
Seasonality
Retail sales of outerwear and other apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 57% of our net sales in fiscal 2016, 56% of our net sales in fiscal 2015 and 57% of our net sales in fiscal 2014. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.
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
Trademarks
We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our wholesale operations segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, Vilebrequin, Bass, G.H. Bass, Weejuns, Wilsons, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Black Rivet and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.
In markets outside of the United States, our rights to some of our trademarks may not be clearly established. In the course of our attempt to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks that would impede our use and registration of some of our trademarks. Such conflicts may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.
We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
Employees
As of January 31, 2016, we had 7,693 employees, of whom 436 worked in executive or administrative capacities, 942 worked in design, merchandising and sourcing, 774 worked in warehouse and distribution facilities, 180 worked in wholesale sales, and 5,361 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 2,451 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.
We are a party to an agreement with one labor union. As of January 31, 2016, this agreement covers approximately 465 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2017.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers.
Name	Age	Position
Morris Goldfarb	65	Chairman of the Board, Chief Executive Officer, President and Director
Sammy Aaron	56	Vice Chairman and Director
Wayne S. Miller	58	Chief Operating Officer and Secretary
Neal S. Nackman	56	Chief Financial Officer and Treasurer
Morris Goldfarb is our Chairman of the Board, Chief Executive Officer and President, as well as one of our directors. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974.
Sammy Aaron has been our Vice Chairman, as well as one of our directors, since we acquired the Marvin Richards business in July 2005. Mr. Aaron is also the Chief Executive Officer of our Calvin Klein divisions. Prior to joining G-III, he served as the President of Marvin Richards from 1998 until July 2005.
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
Risk Factors Relating to Our Wholesale Operations
The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.
We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2016, net sales of licensed product accounted for 59.2% of our net sales compared to 57.6% of our net sales in fiscal 2015 and 64.1% of our net sales in fiscal 2014.
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
We strive to offer our products on a multiple brand, multiple channels and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies, designers and celebrities. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.
Any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH Corp. We have five different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. In February 2016, we significantly expanded our relationship with Tommy Hilfiger through a new license for women’s sportswear, suit separates, performance and denim. Net sales of these two brands owned by PVH constituted approximately 40% of our net sales in fiscal 2016. Any adverse change in our relationship with PVH would have a material adverse effect on our results of operations.
Our business and the success of our products could also be harmed if we are unable to maintain the images of our proprietary brands.
Our success has also been due to the growth of our proprietary brands, their favorable images and our customers’ connection to our brands. If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.
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
Our 10 largest customers, all of which are department or discount store groups, accounted for approximately 63.5% of our net sales in fiscal 2016, 58.4% of our net sales in fiscal 2015 and 61.3% of our net sales in fiscal 2014, with the Macy’s Inc. group accounting for approximately 20.8% of our net sales in fiscal 2016. We expect that the percentage of our sales to Macy’s will increase as a result of our new womenswear license agreement with Tommy Hilfiger. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.
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
Risks Relating to Our Retail Operations
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
Substantially all of our retail stores are operated as outlet stores and located in larger outlet centers, many of which are located in, or near, vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Economic uncertainty, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors which could affect the success of our outlet stores include:
•
the location of the outlet mall or the location of a particular store within the mall;

•
the other tenants occupying space at the outlet mall;

•
increased competition in areas where the outlet malls are located;

•
a downturn in the economy generally or in a particular area where an outlet mall is located;

•
a downturn in foreign shoppers in the United States; and

•
the amount of advertising and promotional dollars spent on attracting consumers to the outlet malls.

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
Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition. We also might not be successful in identifying or negotiating suitable acquisitions which could negatively impact our growth strategy.
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

Our business is highly seasonal.
Retail sales of apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 57% of our net sales in fiscal 2016, 56% of our net sales in fiscal 2015 and 57% of our net sales in fiscal 2014. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.
Extreme or unseasonable weather conditions could adversely affect our business.
Extreme weather events and changes in weather patterns can influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the fall and winter seasons, or cool weather during the summer season, may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. If severe weather events were to force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or e-commerce customers. If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations. During the fall and winter of fiscal 2016, the unusual warm weather resulted in lower sell through of our outerwear product lines, which caused an increase in our inventory levels.
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
An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear, sportswear and men’s and women’s swimwear, as well as women’s handbags, small leather goods and luggage. We became a manufacturer of swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin and a manufacturer of footwear as a result of our acquisition of G.H. Bass. We intend to continue to add additional product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sales or that sales that are generated will be sufficient to cover our expenditures.

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
We have experienced inventory shrinkage in the past, and we cannot be certain that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our results of operations could be adversely affected.
Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.
Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher raw material prices to our customers. Future increases in raw material prices could have an adverse effect on our results of operations.
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
The use of foreign manufacturers subjects us to additional risks.
Our arrangements with foreign manufacturers are subject to the usual risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, primarily in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. For example, in the past, the Chinese government has reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. This tax rebate has been reinstated in certain instances. However, new or increased reductions in this rebate would cause an increase in the cost of finished products from China which could materially adversely affect our financial condition and results of operations.
Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations.
Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.
Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including as a result of our acquisition of Vilebrequin. Recently, the economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, as well as overall weak economic performance within the European market. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.
We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.
We have foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates (particularly the strengthening of the U.S. dollar relative to the Euro) may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar and Chinese Renminbi) are currently managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.

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
We are subject to risks associated with international operations.
Our ability to capitalize on the potential of our international operations, including to realize the benefits of our Vilebrequin business and successfully expand into international markets, is subject to risks associated with international operations. These include:
•
the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•
compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

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

Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our international business in the future or may require us to exit a particular market or significantly modify our current business practices.
If we do not successfully upgrade, maintain and secure our information systems to support the needs of our organization, this could have an adverse impact on the operation of our business.
We rely heavily on information systems to manage operations, including a full range of financial, sourcing, retail and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems is critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on the operation of our business. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
A data security or privacy breach could adversely affect our business.
The protection of customer, employee and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. Our business involves the receipt and storage of personal information about customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers and damage our reputation, which could adversely affect our business, revenues and competitive position.
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
Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, and borrowings through our credit agreement (which includes revolving and trade letter of credit facilities) and our recent equity offering. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our credit agreement; and interest rate fluctuations. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
As of January 31, 2016, we were in compliance with the financial covenants in our credit agreement. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.
The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.
The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear, footwear and other apparel and accessories tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has, at times, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.
The competitive nature of our industry may result in lower prices for our products and decreased gross profit margins.
The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, footwear and accessories, including e-commerce websites, distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by a number of competitive factors including style, price, quality, brand recognition and reputation, product appeal and general fashion trends.
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
The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.
Other Risks Relating to Ownership of Our Common Stock
Our Chairman, Chief Executive Officer and President may be in a position to control matters requiring a stockholder vote.
As of March 1, 2016, Morris Goldfarb, our Chairman, Chief Executive Officer and President, beneficially owned approximately 9.6% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.
The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.
Between February 1, 2013 and March 29, 2016, the market price of our common stock has ranged from a low of   $17.43 to a high of   $73.93 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:
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
As of January 31, 2016, we had goodwill and other intangibles in an aggregate amount of   $127.5 million, or approximately 11% of our total assets and 14% of our stockholders’ equity. Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill and/or other intangibles. We may be required to records a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.
We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.
As a publicly traded company, we are subject to a significant body of regulation, including the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Global Select Market, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
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
There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that have required, and continue to require, the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with Dodd-Frank requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. For example, we are subject to SEC disclosure obligations relating to our use of so-called “conflict minerals” such as columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a number of our products.
We have incurred and will continue to incur costs associated with complying with the supply chain due diligence procedures required by the SEC. The preparation of our conflict minerals report is dependent upon the implementation and operation of our systems and processes and information supplied by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC’s requirements, we could face both reputational and SEC enforcement risks.
Given the uncertainty associated with the manner in which additional corporate governance and executive compensation-related provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may require changes to certain business practices, or otherwise adversely affect our business.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.   PROPERTIES.
Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five-year renewal option. We currently lease approximately 173,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $8.1 million in fiscal 2017.
We have a lease for a distribution center in Dayton, New Jersey through January 2025. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. The aggregate annual rent for this facility is approximately $1.2 million for fiscal 2017.
We have a lease for a distribution center in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is approximately $2.2 million for fiscal 2017.
In connection with our retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 403,000 square feet through April 2022. The aggregate annual rent for this facility is approximately $1.3 million for fiscal 2017.
As of January 31, 2016, we operated 448 leased store locations, of which 199 are Wilsons Leather retail stores, 163 are G.H. Bass retail stores, 81 are Vilebrequin retail stores and 5 are Calvin Klein Performance retail stores.
Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between 5 and 10 years in duration.
Our leases expire at varying dates through 2026. During fiscal 2016, we entered into 45 new store leases, renewed 68 store leases and terminated or allowed to expire 25 store leases. Almost all of our stores, other than certain Vilebrequin stores, are located in the United States. Vilebrequin has 52 stores located in Europe, 25 stores located in the United States and 4 stores located in Asia.

The following table indicates the periods during which our retail leases expire.
Fiscal Year Ending January 31,	Number of Stores
2017	91
2018	56
2019	47
2020	14
2021 and thereafter	240
Total	448

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

PART II
Item 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock
Our Common Stock is quoted on the NASDAQ Global Select Market under the trading symbol “GIII”. The following table sets forth, for the fiscal periods shown, the high and low sales prices for our Common Stock, as reported by NASDAQ. Share prices have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
	High Prices	Low Prices
Fiscal 2015
Fiscal Quarter ended April 30, 2014	$38.61	$32.00
Fiscal Quarter ended July 31, 2014	$42.14	$34.23
Fiscal Quarter ended October 31, 2014	$46.00	$35.34
Fiscal Quarter ended January 31, 2015	$51.59	$38.43
Fiscal 2016
Fiscal Quarter ended April 30, 2015	$60.16	$47.66
Fiscal Quarter ended July 31, 2015	$73.93	$54.75
Fiscal Quarter ended October 31, 2015	$73.00	$52.13
Fiscal Quarter ended January 31, 2016	$56.25	$39.50
Fiscal 2017
Fiscal Quarter ending April 30, 2016 (through March 28, 2016)	$54.83	$43.79
The last sales price of our Common Stock as reported by the NASDAQ Global Select Market on March 28, 2016 was $45.63 per share.
On March 28, 2016, there were 27 holders of record and, we believe, approximately 12,000 beneficial owners of our Common Stock.
Dividend Policy
Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Payments for cash dividends and the repurchase of our shares may be made subject to compliance with certain covenants contained in our credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Consolidated Financial Statements.
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

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of   $100 on January 31, 2011 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.
G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2011 — January 31, 2016)

ITEM 6.   SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below as of and for the years ended January 31, 2012, 2013, 2014, 2015 and 2016, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2012, 2013 and 2014, and our audited consolidated statements of income for the years ended January 31, 2012 and 2013 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
The operating results of G.H. Bass have been included in our financial results since November 4, 2013, the date of acquisition.
The operating results of Vilebrequin have been included in our financial statements since August 7, 2012 and the operating results of Karl Lagerfeld North America BV (“KLNA”) since June 8, 2015, the dates of acquisition. We account for the investment in KLNA using the equity method of accounting. Vilebrequin and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and KLNA are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2016, Vilebrequin’s and KLNA’s results are included for the year ended December 31, 2015.
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
	Consolidated Income Statement Data Year Ended January 31
	2016	2015	2014	2013	2012
Net sales	$2,344,142	$2,116,855	$1,718,231	$1,399,719	$1,231,201
Cost of goods sold	1,505,504	1,359,596	1,133,222	948,392	860,485
Gross profit	838,638	757,259	585,009	451,327	370,716
Selling, general and administrative expenses	628,762	571,990	440,506	341,242	277,019
Depreciation and amortization	25,392	20,374	13,676	9,907	7,473
Operating profit	184,484	164,895	130,827	100,178	86,224
Other income (expense)	1,340	11,488	—	(719)	(1,271)
Interest and financing charges, net	(6,691)	(7,942)	(8,599)	(7,454)	(5,713)
Income before income taxes	179,133	168,441	122,228	92,005	79,240
Income tax expense	64,800	59,450	45,826	35,436	29,620
Net income	114,333	108,991	76,402	56,569	49,620
Add: Loss attributable to noncontrolling interest	—	1,370	958	306	—
Net income attributable to G-III	$114,333	$110,361	$77,360	$56,875	$49,620
Basic earnings per share	$2.52	$2.55	$1.90	$1.42	$1.25
Weighted average shares outstanding – basic	45,328	43,298	40,646	40,012	39,592
Diluted earnings per share	$2.46	$2.48	$1.85	$1.40	$1.23
Weighted average shares outstanding – diluted	46,512	44,424	41,728	40,560	40,384
	Consolidated Balance Sheet Data As of January 31,
	2016	2015	2014	2013	2012
Working capital	$657,636	$557,703	$344,964	$283,369	$288,259
Total assets	1,184,070	1,043,761	830,897	717,772	546,103
Short-term debt	—	—	48,843	65,000	30,050
Long-term debt	—	—	20,560	19,778	—
Total stockholders’ equity	888,128	761,258	521,996	429,240	357,972

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2016 is referred to as “fiscal 2016.”
The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include Vilebrequin, G.H. Bass, Bass, Andrew Marc and Marc New York, licensed brands and private retail labels.
While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 61.3% of our net sales in 2014, 58.4% of our net sales in fiscal 2015 and 63.5% of our net sales in fiscal 2016.
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
Starting with the first quarter of fiscal 2016, we began reporting based on two segments: wholesale operations and retail operations. This change in our reportable segments is intended to better represent how our resources are allocated and our performance is assessed by our Chief Operating Decision Maker. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. The retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.
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
In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV pursuant to which we acquired a 49% ownership interest in KLNA, an entity that holds brand rights to Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States and Canada. In addition, KLNA was granted an exclusive, irrevocable, royalty-free license to use the trademarks in Mexico with respect to the same products. We account for our investment in the joint venture using the equity method of accounting. G-III is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags, and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women outerwear and handbags in the third quarter of fiscal 2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017. In February 2016, we expanded our partnership with respect to the Karl Lagerfeld brand through the acquisition of an approximately 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand.

The G.H. Bass business acquired in November 2013 added a well-known heritage brand that developed the iconic original penny loafer (known as “Weejuns”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. This acquisition doubled the size of our retail footprint and enabled us to leverage our Wilsons infrastructure to operate our Bass stores. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear, men’s sportswear and men’s and boy’s tailored clothing. We also used our in-house expertise to produce certain key categories for Bass, including our launch of Bass women’s apparel in Fall 2015.
The Vilebrequin business acquired in August 2012 provides us with a premier brand selling status products worldwide. Vilebrequin is a well-known brand and we expect to add more company owned and franchised retail locations and increase our wholesale distribution throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. As of January 31, 2016 Vilebrequin products were distributed through 81 Company’s owned stores, as well as through 65 franchise partner locations and select wholesale distribution.
The sale of licensed products is a key element of our business strategy and we have continually expanded our offerings of licensed products for more than 20 years. Sales of licensed products accounted for 59.2% of our net sales in fiscal 2016, 57.6% of our net sales in fiscal 2015 and 64.1% of our net sales in fiscal 2014.
Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.
We expanded our relationship with Tommy Hilfiger by adding a license for women’s outerwear in April 2013, women’s dresses in April 2015, and women’s sportswear, suit separates, performance and denim in February 2016. We launched Tommy Hilfiger women’s outerwear in the Fall 2014 season, launched Tommy Hilfiger dresses in February 2016 and expect to launch the first offerings under the newest license for the 2016 holiday season.
In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL that are located under a fan’s arms. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites.
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
Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass retail stores, substantially all of which are operated as outlet stores. As of January 31, 2016, we operated 199 Wilsons Leather stores, 163 G.H. Bass stores and 5 Calvin Klein performance stores. We expect aggregate store count for Wilsons and Bass to remain relatively constant during fiscal 2017 as new store openings are expected to be offset by anticipated store closings.
Trends
Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains on expanding their e-commerce, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.
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
   Goodwill and Intangible Assets
ASC 350 requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test in the fourth fiscal quarter of each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. In connection with the change in our reportable segments and according to ASC 350, we reassessed the reporting units for goodwill impairment purposes. We identified two reporting units, which are wholesale operations and retail operations. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

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
The fair values assigned to the identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting our own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available.
Identifiable assets recorded as a result of our acquisition of G.H. Bass in 2014 includes trademarks having a net carrying value of  $2.5 million with an indefinite life and goodwill having a net carrying value of  $716,000. This goodwill represents synergies created by the integration of G.H. Bass to our retail operations. Goodwill identified in connection with the acquisition of G.H. Bass is included in the retail operations reporting unit.
Identifiable intangible assets recorded as a result of our acquisition of Vilebrequin in 2012 include trademarks having a net carrying value of  $51.5 million with an indefinite life, franchise agreements having a net carrying value of  $4.9 million with an estimated useful life of 14 years and customer relationships having a net carrying value of  $1.3 million with an estimated useful life of 8 years. The goodwill having a net carrying value of  $22.6 million recorded in connection with our acquisition of Vilebrequin represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including use of our existing infrastructure to expand sales of Vilebrequin products. Goodwill identified in connection with the acquisition of Vilebrequin is included in the wholesale operations reporting unit. Vilebrequin’s intangibles balances are subject to foreign exchange fluctuations as they are denominated in Euro.
Identifiable intangible assets recorded as a result of our acquisition of Andrew Marc in 2008 include trademarks having a net carrying value of  $13.2 million with an indefinite life and customer relationships having a net carrying value of  $1.1 million with an estimated useful life of 10 years.
Identifiable intangible assets recorded as a result of our acquisition of J. Percy for Marvin Richards and Winlit in 2005 include customer relationships having a net aggregated carrying value of  $910,000 with an estimated useful life of 15 years as well as fully amortized trademarks. The goodwill having a net carrying value of  $26.1 million recorded in connection with our acquisition of Percy for Marvin Richards and Winlit represents significant executive merchandising, manufacturing and design expertise added as a result of these acquisitions. Goodwill identified in connection with the acquisition of J. Percy for Marvin Richards and Winlit is included in the wholesale operations reporting unit.
In accordance with ASC 350, in the first step of our goodwill impairment review, we compared the fair value of the wholesale operations reporting unit and the retail operations reporting unit to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. On January 31, 2016, we noted that both the fair value of the wholesale operations reporting unit and the fair value of the retail operations reporting unit significantly exceeded their respective carrying values. We estimated the fair value of the reporting units using a weighting of fair values derived most significantly from the market approach and, to a lesser extent, from the income approach. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units.
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
   Equity Awards
All share-based payments to employees, including grants of restricted stock units and employee stock options, are recognized in the consolidated financial statements as compensation expense over the service period (generally the vesting period) based on their fair values. Restricted stock units that do not have a market performance condition are valued based on the quoted market price on date of grant. Restricted stock units with a market performance condition are valued with the assistance of a valuation expert. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.
Results of Operations
The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.2	64.2	66.0
Gross profit	35.8	35.8	34.0
Selling, general and administrative expenses	26.8	27.0	25.6
Depreciation and amortization	1.1	1.0	0.8
Operating profit	7.9	7.8	7.6
Other income	—	0.5	—
Interest and financing charges, net	(0.3)	(0.4)	(0.5)
Income before income taxes	7.6	7.9	7.1
Income taxes	2.8	2.8	2.7
Net income	4.8	5.1	4.4
Add: loss attributable to noncontrolling interest	—	0.1	0.1
Net income attributable to G-III	4.8%	5.2%	4.5%

   Year ended January 31, 2016 (“fiscal 2016”) compared to year ended January 31, 2015 (“fiscal 2015”)
Net sales for fiscal 2016 increased to $2.34 billion from $2.12 billion in the prior year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $1.95 billion from $1.75 billion, primarily as a result of an increase of  $109.2 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s suits, handbags, dresses and performance wear, $29.4 million in net sales of Ivanka Trump licensed products, $24.4 million in net sales of our Eliza J. dresses, $18.7 million in net sales of licensed team sports products and $15.9 million in net sales of private label products. Net sales of our retail operations segment increased to $514.0 million for fiscal 2016 from $499.3 million in the prior year primarily as the result of an increase in same store sales of 12.1% for G.H. Bass compared to the same period in the prior year offset, in part, by a decrease of 7.6% in same store sales for Wilsons.
Gross profit increased to $838.6 million for fiscal 2016 from $757.3 million for fiscal 2015, with a gross profit percentage of 35.8% in both years. The gross profit percentage in our wholesale operations segment was 30.9% in fiscal 2016 compared to 30.1% in the prior year. The gross profit percentage in our retail operations segment was 46.1% in fiscal 2016 compared to 46.4% in the prior year.
Selling, general and administrative expenses increased to $628.8 million, or 26.8% of net sales, in fiscal 2016 from $572.0 million, or 27.0% of net sales, in the prior year. This increase is primarily due to increases in personnel costs ($28.3 million), facility costs ($13.4 million) and advertising expense ($10.3 million). Personnel costs increased as a result of staffing for new product lines under new licensing agreements and an increase in headcount to staff additional retail stores opened since last year. There was also an increase in bonus accruals related to higher profitability and stock based compensation expense due to an increase in equity awards granted in the past few years. Facility costs increased primarily as a result of increases in third party warehouse costs. We used third party facilities to handle the increased shipping volume. Advertising costs increased due to an increase in net sales of licensed products, as well as due to an increase in cooperative advertising
Depreciation and amortization increased to $25.4 million in fiscal 2016 from $20.4 million in the prior year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in the current year, as well as in previous years primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.
Other income was $1.3 million in fiscal 2016 and $11.5 million in fiscal 2015. Other income recognized in fiscal 2016 relates to an $899,000 gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin. Other income in fiscal 2016 also included $272,000 of income from our minority interest in the Karl Lagerfeld North America joint venture. Other income recognized in fiscal 2015 related to a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $1.9 million gain from the sale of our interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.
Interest and financing charges, net for fiscal 2016, were $6.7 million compared to $7.9 million for the prior year. Interest expense decreased because the promissory notes issued in connection with the acquisition of Vilebrequin were paid off in fiscal 2015 and because of a lower average borrowing balance in fiscal 2016 compared to the prior year resulting mainly from the application of the net proceeds of our public offering in June 2014.
Income tax expense for fiscal 2016 was $64.8 million compared to $59.5 million for the prior year. The increase in income tax expense is related to the higher pretax income in the current period. Our effective tax rate was 36.2% in the current year compared to 35.5% in the prior year. The effective tax rate is higher in the current period compared to the prior period as a result of certain non-recurring transactions recorded in other income in the prior year that were not subject to income tax.
   Year ended January 31, 2015 (“fiscal 2015”) compared to year ended January 31, 2014 (“fiscal 2014”)
Net sales for fiscal 2015 increased to $2.12 billion from $1.72 billion in the prior year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $1.75 billion from $1.49 billion primarily as a result of an increase of   $79.2 million in net sales

of Calvin Klein licensed products, with the largest increases occurring in women’s sportswear, women’s outerwear, women’s performance wear and dresses. The increase in net sales in this segment is also due to an increase of   (i) $30.5 million in net sales of private label products, (ii) $16.3 million in net sales of Tommy Hilfiger licensed products as a result of an increase in net sales of men’s outerwear and the addition of women’s outerwear, (iii) $16.1 million in net sales of our Ivanka Trump licensed product lines which were sold for a full year in fiscal 2015 compared to only half the year in fiscal 2014, (iv) $13.1 million in net sales of our Guess? licensed product lines and (v) $11.9 million in net sales of Cole Haan men’s and women’s outerwear. Net sales of our retail operations segment increased to $499.3 million in fiscal 2015 from $298.0 million in the prior year, primarily due to the net sales of   $171.8 million of the G.H. Bass retail business that was acquired in November 2013. In addition, Wilsons had increased sales as a result of a same store sales increase of 3.9% compared to the prior year and the operation of new stores.
Gross profit increased to $757.3 million, or 35.8% of net sales for fiscal 2015, from $585.0 million, or 34.0% of net sales, in the prior year. The gross profit percentage in our wholesale operations segment was 30.1% for fiscal 2015 compared to 29.4% in the prior year. The gross profit percentage for our retail operations segment was 46.4% for fiscal 2015 compared to 49.5% for the prior year. This decrease in gross profit percentage is primarily due to our new G.H. Bass business that operated at a lower gross profit percentage compared to the rest of our retail operations segment.
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
Liquidity and Capital Resources
Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility, cash generated from operations and the sale of our common stock in June 2014. At

January 31, 2016, we had no outstanding debt and cash on hand was $132.6 million. As of January 31, 2015, we had no outstanding debt and cash on hand was  $128.4 million, in large part due to the application of proceeds from our June 2014 public offering of our common stock, as well as the cash flow generated from our operations.
   Investment in Joint Venture
In June 2015, we purchased a 49% interest in KLNA for $25.0 million. KLNA holds brand rights to Karl Lagerfeld trademarks for all consumer products (with certain exceptions) and apparel in the United States and Canada, as well as an exclusive, irrevocable, royalty-free license to use the marks in Mexico with respect to the same products.
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
   Credit Agreement
We have a five year senior secured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, under certain circumstances and prohibits payments for cash dividends and stock redemptions subject to compliance with certain covenants. As of January 31, 2016, we were in compliance with these covenants.
The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The amounts we borrow vary based on our seasonal requirements. The maximum amount outstanding, including open letters of credit, under our credit agreement was approximately $223.6 million in fiscal 2016, $217.0 million in fiscal 2015 and $275.9 million in fiscal 2014. At January 31, 2016, and January 31, 2015 we had no borrowings outstanding as compared to $48.8 million outstanding at January 31, 2014. Our contingent liability under open letters of credit was approximately $5.5 million at January 31, 2016 and $8.0 million at January 31, 2015.
   Share Repurchase Program
In December 2015, our Board of Directors reapproved and increased the previously authorized share repurchase program. There were 3,750,000 remaining shares authorized for repurchase under the prior program which the Board increased to 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of March 29, 2016, we have approximately 45,544,967 shares of common stock outstanding.

   Cash from Operating Activities
At January 31, 2016, we had cash and cash equivalents of  $132.6 million. We generated $64.0 million of cash from operating activities in fiscal 2016, primarily as a result of our net income of   $114.3 million, non-cash charges of  $25.4 million for depreciation and amortization, $15.6 million for equity based compensation, and an increase in accounts payable of  $14.8 million, offset, in part, by an increase of   $59.9 million in inventories, an increase of  $23.6 million in accounts receivable, an increase in income taxes payable of  $16.9 million and a tax benefit of  $10.3 million from the exercise or vesting of equity awards.
The increase in inventory is primarily a result of increased outerwear inventory due to unseasonably warm weather during the fall and winter seasons, as well as a challenging retail environment in the last quarter of fiscal 2016 that negatively impacted our sell through at the retail level. The increase in inventory compared to the prior year is also due, to a lesser extent, to the additional inventory from our new lines of Karl Lagerfeld products and Tommy Hilfiger dresses. The increase in accounts receivables is due to a shift in the timing of our January shipments, as we shipped larger volumes of merchandise later in the month than in the same period in the prior year.
At January 31, 2015, we had cash and cash equivalents of  $128.4 million. We generated $81.6 million of cash from operating activities in fiscal 2015, primarily as a result of our net income of   $109.0 million, an increase in accounts payable and accrued expenses of  $64.1 million and non-cash charges of  $20.4 million for depreciation and amortization and $12.2 million for equity based compensation, offset, in part, by an increase of  $69.8 million in inventories and $37.6 million in accounts receivable.
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
   Cash from Investing Activities
In fiscal 2016, we used $67.7 million of cash in investing activities of which $42.2 million was for capital expenditures, primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores. The remainder of the cash used in investing activities of  $25.5 million related to the investment in Karl Lagerfeld North America BV.
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
   Cash from Financing Activities
Cash from financing activities provided $10.5 million in fiscal 2016, primarily as a result of net proceeds from the tax benefit associated with the vesting of restricted stock units and the exercise of stock options.
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
   New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02 “Leases (Topic 842)” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities,” which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We are evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.
In November 2015, the FASB issued ASU 2015-17: Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes. Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14 “Revenues from Contracts with Customers (Topic 606): Deferral of the Effective Date”, to defer the effective date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” by one year to annual and interim periods beginning after December 15, 2017. ASU 2014-09 provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption will be allowed, but not before the original effective date. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update includes explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement such as software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. We are currently evaluating the impact of this update on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance” which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.
Tabular Disclosure of Contractual Obligations
As of January 31, 2016, our contractual obligations were as follows (in thousands):
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$448,172	$70,004	$121,288	$104,708	$152,172
Minimum royalty payments(1)	642,752	115,519	181,400	155,751	190,082
Purchase obligations(2)	13,739	13,739	—	—	—
Total	$1,104,663	$199,262	$302,688	$260,459	$342,254

(1)
Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)
Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risks and Commodity Price Risk.
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
Our sales from the non-US operations of Vilebrequin could be affected by currency fluctuations, primarily relating to the Euro and Swiss Franc. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. However, we believe that the risks related to these fluctuations are not material due to the low volume of transactions by us that are denominated in currencies other than the US dollar.
Interest Rate Exposure
We are subject to market risk from exposure to changes in interest rates relating primarily to our line of credit. We borrow under our line of credit to support general corporate purposes, including capital expenditures and working capital needs. We do not expect changes in interest rates to have a material adverse effect on our income or cash flows in fiscal 2017 as we anticipate maintaining a level of borrowings comparable to fiscal 2016. Based on our average borrowings during fiscal 2016, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $500,000.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.
None.
ITEM 9A.   CONTROLS AND PROCEDURES.
As of January 31, 2016, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2016, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.
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
ITEM 9B.   OTHER INFORMATION.
None.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to all of our employees, our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.g-iii.com under the heading “Investor Relations.” Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.
The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 16, 2016, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Executive Officers of the Registrant” in Item 1 in this Form 10-K.
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
Equity Compensation Plan Information
The following table provides information as of January 31, 2016, the last day of fiscal 2016, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2016.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,380,534(1)	$10.59(2)	2,135,449(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,380,534(1)	$10.59(2)	2,135,449(3)

(1)
Includes outstanding awards of 2,048,883 shares of Common Stock issuable upon vesting of RSUs and stock options for 331,651 shares of common stock. Outstanding stock options have a weighted average exercise price of  $10.59 and a weighted average remaining term of 3.5 years.

(2)
RSUs are excluded when determining the weighted average exercise price of outstanding stock options.

(3)
Under our 2015 Long-Term Incentive Plan

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
3.
Exhibits:

(a) The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.7(e), 10.7(f), 10.7(g), 10.7(h), 10.7(i), 10.7(j), 10.7(k), 10.8, 10.8(a), 10.9, 10.10, 10.10(a), 10.10(b), 10.10(c), 10.10(d), 10.13 and 10.14.
3.1	Certificate of Incorporation.(6)
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.(14)
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015.(29)
3.2	By-Laws, as amended, of G-III Apparel Group, Ltd. (“G-III”).(16)
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(3)
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(3)
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(8)
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(22)

10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.(25)
10.2
Credit Agreement (“Credit Agreement”), dated as of August 6, 2012, by and among G-III Leather Fashions, Inc., J. Percy For Marvin Richards, Ltd., CK Outerwear, LLC, Andrew & Suzanne Company Inc. and AM Retail Group, Inc., as Borrowers, G-III, G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc., as Loan Guarantors, the Lenders that are parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.(19)

10.2(a)	Joinder Agreement, dated as of January 31, 2013, between Riviera Sun, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent, to Credit Agreement.(21)
10.2(b)
Amendment to Credit Agreement, dated as of October 1, 2013, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent, amending the Credit Agreement, dated as of August 6, 2012, by and among the Borrowers, the Loan Guarantors, the Lenders and the Administrative Agent.(23)

10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).(3)
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).(3)
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).(12)
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).(3)
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).(3)
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).(12)
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).(12)
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors).(12)
10.4(e)
Sixth Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors), dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.(22)

10.4(f)
Seventh Amendment of Lease 2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors), dated April 25, 2104, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.(26)

10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.(12)
10.6	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.(4)
10.6(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.(9)
10.7	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”.(20)
10.7(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.(9)
10.7(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.(5)

10.7(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.(6)
10.7(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.(10)
10.7(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.(11)
10.7(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants.(15)
10.7(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants.(18)
10.7(h)	Form of Deferred Stock Award Agreement for October 4, 2013 restricted stock unit grants.(24)
10.7(i)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.(27)
10.7(j)	Form of Deferred Stock Award Agreement for restricted stock unit grant vesting on April 12, 2019.(28)
10.7(k)	Form of Deferred Stock Award Agreement for restricted stock unit grant vesting on June 12, 2020.(28)
10.8	G-III 2015 Long-Term Incentive Plan.(29)
10.8(a)	Form of Restricted Stock Unit Agreement for December 10, 2015 restricted stock unit grants.(30)
10.9	Form of Executive Transition Agreement, as amended.(13)
10.10	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(12)
10.10(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(7)
10.10(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(8)
10.10(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(20)
10.10(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.(25)
10.11	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.(2)
10.12	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.(12)
10.13	Form of Indemnification Agreement.(12)
10.14	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.(21)
21*	Subsidiaries of G-III.
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1*
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

31.2*
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

32.1**
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

32.2**
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2016.

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

(19)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on January 14, 2013, which exhibit is incorporated herein by reference.

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

(28)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on May 14, 2015, which exhibit is incorporated herein by reference.

(29)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on July 1, 2015, which exhibit is incorporated herein by reference.

(30)
Previously filed as an exhibit to G-III’s Report on Form 8-K filed on December 14, 2015, which exhibit is incorporated herein by reference

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
March 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 29, 2016
/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 29, 2016
/s/ Sammy Aaron Sammy Aaron	Director and Vice Chairman	March 29, 2016
/s/ Thomas J. Brosig Thomas J. Brosig	Director	March 29, 2016
/s/ Alan Feller Alan Feller	Director	March 29, 2016
/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	March 29, 2016
/s/ Jeanette Nostra Jeanette Nostra	Director	March 29, 2016
/s/ Laura Pomerantz Laura Pomerantz	Director	March 29, 2016
/s/ Allen Sirkin Allen Sirkin	Director	March 29, 2016
/s/ Willem van Bokhorst Willem van Bokhorst	Director	March 29, 2016
/s/ Cheryl Vitali Cheryl Vitali	Director	March 29, 2016
/s/ Richard White Richard White	Director	March 29, 2016

EXHIBIT INDEX
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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
We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) and our report dated March 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of G-III Apparel Group, Ltd.
We have audited G-III Apparel Group Ltd. and subsidiaries internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 framework”) (the COSO criteria). G-III Apparel Group Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated March 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
March 29, 2016

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	January 31, 2016	January 31, 2015
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,587	$128,354
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $74,261, and $53,441, respectively	221,500	195,678
Inventories	485,311	426,180
Prepaid income taxes	23,347	6,507
Deferred income taxes, net	17,564	16,072
Prepaid expenses and other current assets	22,131	23,118
Total current assets	902,440	795,909
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	25,662	—
PROPERTY AND EQUIPMENT, NET	103,579	81,671
OTHER ASSETS	24,886	27,721
OTHER INTANGIBLES, NET	10,799	13,075
TRADEMARKS, NET	67,267	73,255
GOODWILL	49,437	52,130
TOTAL ASSETS	$1,184,070	$1,043,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	173,586	174,541
Accrued expenses	71,218	63,665
Total current liabilities	244,804	238,206
DEFERRED INCOME TAXES, NET	23,840	20,471
CONTINGENT PURCHASE PRICE PAYABLE	—	973
OTHER NON-CURRENT LIABILITIES	27,299	22,853
TOTAL LIABILITIES	295,943	282,503
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock – $.01 par value; 120,000 shares authorized; 46,212, and 45,942 shares issued	229	230
Additional paid-in capital	353,739	328,874
Accumulated other comprehensive loss	(23,689)	(10,105)
Retained earnings	560,491	446,158
Common stock held in treasury, at cost – 667 and 984 shares respectively	(2,643)	(3,899)
TOTAL STOCKHOLDERS’ EQUITY	888,127	761,258
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,184,070	$1,043,761

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended January 31
	2016	2015	2014
	(In thousands, except per share amounts )
Net sales	$2,344,142	$2,116,855	$1,718,231
Cost of goods sold	1,505,504	1,359,596	1,133,222
Gross profit	838,638	757,259	585,009
Selling, general and administrative expenses	628,762	571,990	440,506
Depreciation and amortization	25,392	20,374	13,676
Operating profit	184,484	164,895	130,827
Other income	1,340	11,488	—
Interest and financing charges, net	(6,691)	(7,942)	(8,599)
Income before income taxes	179,133	168,441	122,228
Income tax expense	64,800	59,450	45,826
Net income	114,333	108,991	76,402
Add: Loss attributable to noncontrolling interest	—	1,370	958
Income attributable to G-III	$114,333	$110,361	$77,360
NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.52	$2.55	$1.90
Weighted average number of shares outstanding	45,328	43,298	40,646
Diluted:
Net income per common share	$2.46	$2.48	$1.85
Weighted average number of shares outstanding	46,512	44,424	41,728
Net income attributable to G-III	$114,333	$110,361	$77,360
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,584)	(16,270)	2,642
Other comprehensive income (loss)	(13,584)	(16,270)	2,642
Comprehensive income	$100,749	$94,091	$80,002

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2013	$206	$171,132	$3,523	$258,437	$(3,899)	$429,399
Equity awards exercised/vested, net	3	1,903				1,906
Adjustments related to tax withholding for share-based compensation		(1,062)				(1,062)
Tax benefit from exercise/vesting of equity awards		2,915				2,915
Amortization of share-based compensation		9,953				9,953
Effect of exchange rate changes			2,642			2,642
Net income attributable to G-III				77,360		77,360
Balance as of January 31, 2014	209	184,841	6,165	335,797	(3,899)	523,113
Equity awards exercised/vested, net	3	725				728
Adjustments related to tax withholding for share-based compensation		(4,316)				(4,316)
Tax benefit from exercise/vesting of equity awards		6,732				6,732
Amortization of share-based compensation		12,224				12,224
Shares issued in connection with public offering, net	18	128,668				128,686
Effect of exchange rate changes			(16,270)			(16,270)
Net income attributable to G-III				110,361		110,361
Balance as of January 31, 2015	230	328,874	(10,105)	446,158	(3,899)	761,258
Equity awards exercised/vested, net	(1)	(838)			1,256	417
Tax benefit from exercise/vesting of equity awards		10,127				10,127
Amortization of share-based compensation		15,576				15,576
Effect of exchange rate changes			(13,584)			(13,584)
Net income attributable to G-III				114,333		114,333
Balance as of January 31, 2016	$229	$353,739	$(23,689)	$560,491	$(2,643)	$888,127

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended January 31
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$114,333	$108,991	$76,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,392	20,374	13,676
Gain on repurchase of unsecured promissory notes	—	(1,893)	—
Change in contingent purchase price payable	(899)	(4,186)	(468)
Gain on the sale of joint venture interest	—	(1,908)	—
Equity based compensation	15,576	12,224	9,953
Tax benefit from exercise/vesting of equity awards	(10,127)	(7,039)	(2,915)
Deferred financing charges	845	895	751
Deferred income taxes	3,590	863	754
Other	353	275	—
Changes in operating assets and liabilities:
Accounts receivable, net	(23,616)	(37,568)	18,611
Inventories, net	(59,908)	(69,765)	(35,584)
Income taxes, net	(16,833)	289	(18,766)
Prepaid expenses and other current assets	725	(2,563)	(1,434)
Other assets, net	(97)	(1,494)	(14,972)
Accounts payable, accrued expenses and other liabilities	14,835	64,105	38,585
Net cash provided by operating activities	64,169	81,600	84,593
Cash flows from investing activities
Investment in unconsolidated affiliate	(25,490)	—	—
Acquisitions, net of cash acquired	—	—	(49,129)
Proceeds from sale of interest in joint venture, net	—	2,695	—
Proceeds from sale of a retail store	—	516	—
Capital expenditures	(42,172)	(42,566)	(29,283)
Net cash used in investing activities	(67,662)	(39,355)	(78,412)
Cash flows from financing activities
Proceeds from sale of common stock, net	—	128,686	—
Repayment of borrowings, net	—	(48,039)	(16,157)
Repurchase of unsecured promissory notes	—	(17,721)	—
Noncontrolling interest investment, net	—	—	2,399
Proceeds from exercise of equity awards	417	729	1,906
Taxes paid for net share settlement	—	(4,316)	(1,062)
Excess tax benefit from exercise/vesting of equity awards	10,127	7,039	2,915
Net cash provided by (used in) financing activities	10,544	66,378	(9,999)
Foreign currency translation adjustments	(2,818)	(2,360)	(1,451)
Net increase (decrease) in cash and cash equivalents	4,233	106,263	(5,269)
Cash and cash equivalents at beginning of year	128,354	22,091	27,360
Cash and cash equivalents at end of year	$132,587	$128,354	$22,091
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,544	$7,048	$8,500
Income taxes	68,067	51,630	65,076
The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016, 2015 and 2014
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
The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, and Karl Lagerfeld North America BV (“KLNA”) report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin and KLNA are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2016, the results of both Vilebrequin and KLNA are included for the year ended December 31, 2015.
Certain reclassifications have been made to the Consolidated Balance Sheets and the Consolidated Statement of Cash Flows as a result of a reclassification of unapplied cash that the Company was recording in accounts payable instead of applying it against the credit balances in accounts receivable. The Company has evaluated this correction in accordance with ASC 250-10-S99, SEC Materials (formerly SEC Staff Accounting Bulletin 99, Materiality) and concluded that the correction was not material both quantitatively and qualitatively.
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
   6.   Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 15 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the assets’ carrying amounts.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   10.   Net Income Per Common Share
On April 1, 2015, the Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend. The stock dividend was paid to stockholders of record as of the close of market on April 20, 2015 and was effected on May 1, 2015. All share and per share information has been retroactively adjusted to reflect this stock split.
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 165,000, 160,000 and 364,000 shares for the years ended January 31, 2016, 2015 and 2014, respectively, have been excluded from the diluted net income per share calculation as they relate to equity based awards that vest based on performance conditions and for which the vesting conditions have not been met at the end of the period. The Company issued 270,630, 620,036 and 639,296 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2016, 2015 and 2014, respectively. In addition, the Company re-issued 317,143 treasury shares in connection with the exercise or vesting of equity awards that occurred in October 2015.
The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share, adjusted for the two-for-one split of the Company’s common stock effected on May 1, 2015:
	Year Ended January 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net income attributable to G-III	$114,333	$110,361	$77,360
Basic net income per share:
Basic common shares	45,328	43,298	40,646
Basic net income per share	$2.52	$2.55	$1.90
Diluted net income per share:
Basic common shares	45,328	43,298	40,646
Stock options and restricted stock awards	1,184	1,126	1,082
Diluted common shares	46,512	44,424	41,728
Diluted net income per share	$2.46	$2.48	$1.85

   11.   Equity Award Compensation
ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted unit stock awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. Restricted unit stock awards generally vest over a four or five year period and certain awards also include market price conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level. In addition, certain awards have performance conditions that require the satisfaction of an earnings after taxes or net income per diluted share performance target. All awards are expensed on a straight line basis other than awards with market and/or performance conditions, which are expensed under the requisite acceleration method.
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
   13.   Shipping and Handling Costs
Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $73.1 million, $62.4 million and $54.8 million for the years ended January 31, 2016, 2015 and 2014, respectively.
Shipping and handling costs for retail operations consist of warehouse facility costs, third party warehousing, and warehouse wages and are included in selling, general and administrative expenses. Retail shipping and handling costs included in selling, general and administrative expenses were $9.9 million, $8.4 million and $3.1 million for the years ended January 31, 2016, 2015 and 2014, respectively.
   14.   Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $81.9 million, $71.5 million and $62.3 million for the years ended January 31, 2016, 2015 and 2014, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $7.2 million and $5.8 million at January 31, 2016 and 2015, respectively.
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
   16.   Fair Value of Financial Instruments
The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.
The promissory notes issued in connection with the acquisition of Vilebrequin were valued using the current market interest rate at the time of acquisition. These notes were repurchased by the Company during the fiscal year ended January 31, 2015. In addition, the annual calculation of contingent consideration recorded in connection with the acquisition of Vilebrequin reflected current market conditions at such time. The fair values of both the promissory notes and the contingent consideration would be considered Level 3 valuations in the fair value hierarchy. See Note L — Other Income for more details on the adjustment of the contingent consideration during fiscal 2016 and 2015.
   17.   Foreign Currency Translation
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
   18.   Effects of Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities,” which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the impact that this new guidance will have on the Company’s financial position, results of operations, cash flows and related disclosures.
In November 2015, the FASB issued ASU 2015-17: Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes. Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14 “Revenues from Contracts with Customers (Topic 606): Deferral of the Effective Date”, to defer the effective date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” by one year to annual and interim periods beginning after December 15, 2017.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2014-09 provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption will be allowed, but not before the original effective date. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update includes explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement such as software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted, including in the interim periods. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance” which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories consist of:
	January 31,
	2016	2015
	(In thousands)
Finished goods	$484,805	$417,332
Raw materials and work-in-process	506	8,848
	$485,311	$426,180

Raw materials of   $7.7 million, net of allowances, were maintained in China at January 31, 2015. Raw material inventory primarily consisted of leather skins. The Company no longer carries this type of raw material inventory and during the year ended January 31, 2016 all the leather inventory was converted to finished products.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of:
		January 31,
		2016	2015
		(In thousands)
Machinery and equipment	5 years	$1,820	$1,195
Leasehold improvements	3 – 13 years	78,082	67,066
Furniture and fixtures	3 – 5 years	70,899	43,440
Computer equipment and software	2 – 3 years	12,909	8,439
		163,710	120,140
Less: accumulated depreciation		60,131	38,469
		$103,579	$81,671

The Company had fixed asset write offs of approximately $618,000 and $1.1 million, net of accumulated depreciation for the years ended January 31, 2016 and 2015. Depreciation expense was $23.0 million, $17.9 million and $11.4 million for the years ended January 31, 2016, 2015 and 2014, respectively.
NOTE D — ACQUISITIONS AND INTANGIBLES
   Acquisition of G.H. Bass
In November, 2013, the Company acquired from PVH Retail Stores LLC and its affiliates substantially all of the assets of the G.H. Bass & Co. (“G.H. Bass”) business that included approximately 160 G.H. Bass & Co. outlet stores. The purchase price was $49.2 million in cash.
G.H. Bass is a well-known heritage brand that embodies classic American style. The Company sells G.H. Bass & Co. footwear, apparel and accessories primarily through approximately 160 outlet stores located in the United States. The Company also licenses the brand for the wholesale distribution of men’s and women’s footwear, men’s sportswear and men’s and boy’s tailored clothing.
The following table (in thousands) summarizes the components of the purchase price allocation for the acquisition of G.H. Bass:
Purchase price:
Cash paid	$49,236
$49,236
Allocation:
Current assets	$42,967
Property, plant and equipment	2,788
Identifiable intangible assets – Trademarks	2,490
Other non-current assets, net	975
Assumed liabilities	(700)
Goodwill	716
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets balances
Intangible assets consist of:
		January 31,
	Estimated Life	2016	2015
		(In thousands)
Gross carrying amounts
Licenses	14 years	$19,074	$19,819
Trademarks	8 – 12 years	2,194	2,194
Customer relationships	8 – 15 years	8,163	8,408
Other	3 – 10 years	4,975	4,844
Subtotal		34,406	35,265
Accumulated amortization
Licenses		14,152	13,815
Trademarks		2,127	2,036
Customer relationships		4,835	4,291
Other		2,426	1,890
Subtotal		23,540	22,032
Net
Licenses		4,922	6,004
Trademarks		67	158
Customer relationships		3,328	4,117
Other		2,549	2,954
Subtotal		10,866	13,233
Unamortized intangible assets
Goodwill		49,437	52,130
Trademarks		67,200	73,097
Subtotal		116,637	125,227
Total intangible assets, net		$127,503	$138,460

Intangible amortization expense amounted to approximately $1.9 million, $2.0 million and $1.6 million for the years ended January 31, 2016, 2015 and 2014, respectively.
The estimated intangible amortization expense for the next five years is as follows:
Year Ending January 31,	Amortization Expense
(In thousands)
2017	$1,874
2018	1,825
2019	1,804
2020	1,459
2021	929
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
Goodwill has been allocated to the reporting segments based upon the relative fair values of the licenses (wholesale operations segment) and trademarks acquired. At January 31, 2016, the carrying amount of goodwill was $48.7 million and $716,000 in the wholesale operations and retail operations segments, respectively, including $2.7 million in exchange differences arising during the year ended January 31, 2016. At January 31, 2015, the carrying amount of goodwill was $51.4 million and $716,000 in the wholesale operations and retail operations segments, respectively, including $3.5 million in exchange differences arising during the year ended January 31, 2015.
NOTE E — NOTES PAYABLE AND OTHER LIABILITIES
The credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five-year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and other advances as specified in the credit agreement. As of January 31, 2016, there was $444.5 million available under the credit agreement.
Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires G-III to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of January 31, 2016, the Company was in compliance with these covenants.
The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The weighted average interest rate for amounts borrowed under the credit facility was 2.1% and 2.2% for the years ended January 31, 2016 and 2015, respectively. The Company was contingently liable under letters of credit in the amount of approximately $5.5 million and $8.0 million at January 31, 2016 and 2015, respectively.
In October 2014, the Company repurchased the unsecured promissory notes issued in August 2012 in connection with the acquisition of Vilebrequin. The notes were repurchased at a discount from the original principal amount of  €15.0 million (See Note L — Other Income).

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — INCOME TAXES
The income tax provision is comprised of the following:
	Year Ended January 31,
	2016	2015	2014
	(In thousands)
Current
Federal	$47,585	$46,989	$36,828
State and city	5,910	5,978	5,396
Foreign	7,768	5,688	7,040
	61,263	58,655	49,264
Deferred
Federal	3,458	1,422	(3,328)
State and city	535	(67)	189
Foreign	(456)	(560)	(299)
	3,537	795	(3,438)
Income tax expense	$64,800	$59,450	$45,826
Income before income taxes
United States	$149,578	$133,709	$104,435
Non-United States	29,555	34,732	17,793
	$179,133	$168,441	$122,228

The significant components of the Company’s net deferred tax asset at January 31, 2016 and 2015 are summarized as follows:
	2016	2015
	(In thousands)
Deferred tax assets
Compensation	$4,448	$3,964
Provision for bad debts and sales allowances	11,180	10,254
Inventory write-downs	3,581	3,059
Other	1,717	1,671
Deferred tax assets, current	20,926	18,948
Compensation	8,597	6,855
Straight-line lease	3,713	5,128
Supplemental employee retirement plan	378	420
Net operating loss	1,637	1,613
Other	95	71
Deferred tax assets, non-current	14,420	14,087
Total deferred tax assets	35,346	33,035
Deferred tax liabilities
Prepaid expenses and other, current	(3,362)	(2,876)
Depreciation and amortization, non-current	(15,981)	(10,563)
Intangibles, non-current	(21,772)	(23,631)
Other	(507)	(364)
Total deferred tax liabilities	(41,622)	(37,434)
Net deferred tax liabilities	$(6,276)	$(4,399)

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2016 and 2015, intangible deferred tax liabilities of  $14.3 million and $15.9 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:
	2016	2015	2014
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	2.4	2.3	3.0
Permanent differences resulting in Federal taxable income	3.6	2.9	4.5
Foreign tax rate differential	(1.4)	0.1	(0.1)
Foreign tax credit	(3.1)	(6.5)	(5.4)
Other, net	(0.3)	1.5	0.5
Actual provision for income taxes	36.2%	35.3%	37.5%

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2016, there was an increase in the unrecognized tax position reserve of approximately $66,000, net of federal tax benefit, for the current year accrual of interest and penalties on existing uncertain income tax positions reserves. The Company currently has tax years open from the years ended January 31, 2012 through January 31, 2015, with the exception of certain state tax jurisdictions.
The Company’s policy on classification is to include interest in “interest and financing charges” and penalties in “selling, general and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. The Company is currently under U.S. Federal income tax examination for the year ended January 31, 2012. One of its foreign subsidiaries, T.R.B. International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. The ruling was extended to the year ending January 31, 2018.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $18.3 million at January 31, 2016. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable. At this point in time it is not practical to estimate the amount of taxes payable if the earnings were remitted.
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

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2016:
Year Ending January 31,	Amount
(In thousands)
2017	$70,004
2018	63,821
2019	57,467
2020	53,051
2021	51,657
Thereafter	152,172
$448,172

Rent expense on the above operating leases for the years ended January 31, 2016, 2015 and 2014 was approximately $75.6 million, $72.6 million and $48.3 million, respectively.
   License Agreements
The Company has entered into license agreements that provide for royalty payments ranging from 4% to 19% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $123.7 million, $109.6 million and $101.5 million for the years ended January 31, 2016, 2015 and 2014, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expense), was $36.1 million, $32.1 million and $30.0 million for the years ended January 31, 2016, 2015 and 2014, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:
Year Ending January 31,	Amount
(In thousands)
2017	$115,519
2018	94,652
2019	86,748
2020	79,926
2021	75,825
Thereafter	190,082
$642,752

   Legal Proceedings
In the ordinary course of business, the Company is subject to periodic claims, investigations and lawsuits. Although the Company cannot predict with certainty the ultimate resolution of claims, investigations and lawsuits, asserted against G-III, the Company does not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on its business, financial condition or results of operations.
NOTE H — STOCKHOLDERS’ EQUITY
   Stock Split
On April 1, 2015, the Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock, effected in the form of a stock dividend. The stock dividend was paid to stockholders of record as of the close of market on April 20, 2015 and was effected on May 1, 2015.

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
   Share Repurchase Program
In December 2015, the Company’s Board of Directors reapproved and increased the previously authorized share repurchase program. There were 3,750,000 remaining shares authorized for repurchase under the prior program which the Board increased to 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in the loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws.
The Company did not repurchase any shares during fiscal 2016. The Company’s credit agreement permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants.
   Long-Term Incentive Stock Plan
As of January 31, 2016, the Company had 2,135,449 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards vest over a three to five year period. In addition to the time vesting condition, these awards may include market and performance conditions, including a price vesting performance condition and, in certain cases, an earnings after taxes or net income per diluted share performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
   Restricted Stock Units
	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2014	2,240,354	$18.48
Granted	522,170	$34.26
Vested	(667,062)	$14.08
Canceled	(4,050)	$27.44
Unvested as of January 31, 2015	2,091,412	$23.80
Granted	507,319	$47.36
Vested	(549,848)	$19.40
Canceled	—	$—
Unvested as of January 31, 2016	2,048,883	$30.79

For restricted stock units with market price conditions, the Company estimates the grant date fair value using a lattice model. For restricted stock units with market price conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. For restricted stock units with no market price conditions, grant date fair value is based on the market price on the date of grant.
The Company recognized $15.6 million, $11.6 million and $9.2 million in compensation expense for the years ended January 31, 2016, 2015 and 2014, respectively, related to restricted stock unit grants. At January 31, 2016, 2015 and 2014, unrecognized costs related to the restricted stock units totaled approximately $42.0 million, $32.2 million and $26.1 million, respectively.
   Stock Options
Information regarding all stock options for fiscal 2016, 2015 and 2014 is as follows:
	2016		2015		2014
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at beginning of year	469,176	$11.16	536,976	$11.11	764,108	$10.40
Exercised	(37,525)	$11.11	(67,800)	$10.76	(219,532)	$8.68
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	(100,000)	$13.08	—	$—	(7,600)	$9.70
Stock options outstanding at end of year	331,651	$10.59	469,176	$11.16	536,976	$11.11
Exercisable	253,151	$9.07	250,176	$8.63	318,476	$9.33

The following table summarizes information about stock options outstanding:
Range of Exercise Prices	Number Outstanding as of January 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2016	Weighted Average Exercise Price
$0.00 – $8.00	115,000	2.22	$6.59	115,000	$6.59
$8.01 – $12.00	86,585	1.56	$9.23	86,585	$9.23
$12.01 – $16.00	112,400	6.02	$14.61	36,400	$12.98
$16.01 – $40.00	17,666	6.12	$17.76	15,166	$17.70
	331,651			253,151

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. No stock options were granted during the years ended January 31, 2016, January 31, 2015 and January 31, 2014.
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
The weighted average remaining term for stock options outstanding was 3.54 years at January 31, 2016. The aggregate intrinsic value at January 31, 2016 was $12.9 million for stock options outstanding and $10.2 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2016, the reporting date.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds received from the exercise of stock options were approximately $417,000 and $729,000 during the years ended January 31, 2016 and 2015, respectively. The intrinsic value of stock options exercised was $1.7 million and $2.0 million for the years ended January 31, 2016 and 2015, respectively. A portion of this amount is currently deductible for tax purposes.
The Company recognized approximately $153,000 in compensation expense for the year ended January 31, 2016, $541,000 for the year ended January 31, 2015 and $680,000 for the year ended January 31, 2014, related to equity option award grants. As of January 31, 2016, approximately $126,000 of unrecognized stock compensation related to unvested option awards (net of estimated forfeitures) is expected to be recognized through the year ending January 31, 2017. No options were granted during the fiscal years ended January 31, 2014, 2015 and 2016.
NOTE I — MAJOR CUSTOMERS
One customer in the wholesale operations segment accounted for approximately 20.8%, 18.7% and 21.0% of the Company’s net sales for the years ended January 31, 2016, 2015 and 2014, respectively.
NOTE J — EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan (the “Plan”) and trust for nonunion employees. In December 2013, the Company amended the plan to a Safe Harbor (non-discretionary) matching contribution for 2014 of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. Prior to 2014, at the discretion of the Company, the Company may have elected to match 50% of employee contributions up to 6% of the participant’s compensation. The Company made matching contributions of approximately $2.3 million, $2.0 million and $1.3 million for the years ended January 31, 2016, 2015 and 2014, respectively.
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
	January 31, 2016
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,949,646	$514,027	$(119,531)	$2,344,142
Cost of goods sold	1,348,109	276,926	(119,531)	1,505,504
Gross profit	601,537	237,101	—	838,638
Selling, general and administrative	398,476	230,286	—	628,762
Depreciation and amortization	17,413	7,979	—	25,392
Operating profit (loss)	$185,648	$(1,164)	$—	$184,484

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2015
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,745,894	$499,284	$(128,323)	$2,116,855
Cost of goods sold	1,220,489	267,430	(128,323)	1,359,596
Gross profit	525,405	231,854	—	757,259
Selling, general and administrative	349,535	222,455	—	571,990
Depreciation and amortization	13,454	6,920		20,374
Operating profit	$162,416	$2,479	$—	$164,895

	January 31, 2014
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,487,854	$298,008	$(67,631)	$1,718,231
Cost of goods sold	1,050,348	150,505	(67,631)	1,133,222
Gross profit	437,506	147,503	—	585,009
Selling, general and administrative	313,191	127,315	—	440,506
Depreciation and amortization	10,014	3,662		13,676
Operating profit	$114,301	$16,526	$—	$130,827

(1)
Represents intersegment sales to the Company’s retail operations.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.
The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:
	January 31,
	2016	2015
	(In thousands)
Wholesale	$763,353	$684,479
Retail	210,118	182,363
Corporate	210,599	176,919
Total Assets	$1,184,070	$1,043,761

The total revenues and long lived assets by geographic region are as follows:
	2016		2015		2014
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)
United States	$2,157,889	$150,949	$1,956,589	$132,822	$1,528,473	$106,638
Non-United States	186,253	130,681	160,266	115,030	189,758	138,069
	$2,344,142	$281,630	$2,116,855	$247,852	$1,718,231	$244,707

Capital expenditures for locations outside of the United States totaled $4.5 million in the fiscal year ended January 31, 2016 and $6.4 million in the fiscal year ended January 31, 2015. Capital expenditures for locations outside of the United States were not significant for the fiscal year ended January 31, 2014.

G-III Apparel Group, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — OTHER INCOME
Other income recognized for the year ended January 31, 2016 includes an $899,000 gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin and also includes $272,000 of income from the minority interest share in the Karl Lagerfeld North America joint venture.
Other income recognized for the year ended January 31, 2015 includes a $4.2 million gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin, $3.5 million received as compensation for the early termination of the right to operate Calvin Klein Performance stores in Japan, Taiwan and Singapore, a $1.9 million gain from the sale of the interest in a joint venture that operated Calvin Klein Performance stores in China and a $1.9 million gain related to the repurchase, at a discount, of the unsecured promissory notes issued as part of the consideration for the acquisition of Vilebrequin.
NOTE M — EQUITY INVESTMENT
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
NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data, in thousands, except per share amounts, for the fiscal years ended January 31, 2016 and 2015 are as follows:
	Quarter Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Net sales	$432,965	$473,884	$909,865		$527,428
Gross profit	154,427	168,340	337,057		178,814
Net income attributable to G-III	6,760	12,453	87,156		7,964
Net income per common share
Basic	$0.15	$0.28	$1.92	$$	0.17
Diluted	$0.15	$0.27	$1.87	$$	0.17
	Quarter Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Net sales	$366,192	$424,010	$812,330	$514,323
Gross profit	130,133	148,384	295,252	183,490
Net income attributable to G-III	1,290	6,236	80,615	22,220
Net income per common share
Basic	$0.03	$0.15	$1.80	$0.49
Diluted	$0.03	$0.14	$1.76	$0.48
NOTE O — SUBSEQUENT EVENTS
In February 2016, the Company acquired a 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between G-III and the Karl Lagerfeld brand and extend their business development opportunities on a global scale.

G-III Apparel Group, Ltd. and Subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNT
Years ended January 31, 2016, 2015 and 2014
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2016
Deducted from asset accounts
Allowance for doubtful accounts	$1,074	$515	$243	$1,346
Reserve for sales allowances(b)	52,367	212,145	191,597	72,915
	$53,441	$212,660	$191,840	$74,261
Year ended January 31, 2015
Deducted from asset accounts
Allowance for doubtful accounts	$642	$584	$152	$1,074
Reserve for sales allowances(b)	54,345	162,233	164,211	52,367
	$54,987	$162,817	$164,363	$53,441
Year ended January 31, 2014
Deducted from asset accounts
Allowance for doubtful accounts	$1,189	$355	$902	$642
Reserve for sales allowances(b)	44,758	141,595	132,008	54,345
	$45,947	$141,950	$132,910	$54,987

(a)
Accounts written off as uncollectible, net of recoveries.

(b)
See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1