Form 10-Q
period 2016-04-30
G III APPAREL GROUP LTD /DE/
filed 2016-06-02
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 1, 2016, there were 45,576,997 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	April 30, 2015	January 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,448	$85,708	$132,587
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $60,682, $48,574 and $74,261, respectively	213,752	208,769	221,500
Inventories	406,720	371,224	485,311
Prepaid income taxes	25,359	8,712	23,347
Deferred income taxes, net	17,584	16,064	17,564
Prepaid expenses and other current assets	26,495	22,140	22,131
Total current assets	785,358	712,617	902,440
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	61,464	—	25,662
PROPERTY AND EQUIPMENT, NET	103,715	84,397	103,579
OTHER ASSETS	25,628	27,028	24,886
OTHER INTANGIBLES, NET	10,738	11,651	10,799
TRADEMARKS, NET	69,372	67,040	67,267
GOODWILL	50,406	49,317	49,437
TOTAL ASSETS	$1,106,681	$952,050	$1,184,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	100,215	102,757	173,586
Accrued expenses	51,633	44,399	71,218
Total current liabilities	151,848	147,156	244,804
DEFERRED INCOME TAXES, NET	25,186	18,678	23,840
CONTINGENT PURCHASE PRICE PAYABLE	-	868	—
OTHER NON-CURRENT LIABILITIES	27,996	24,193	27,299
TOTAL LIABILITIES	205,030	190,895	295,943

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 46,231, 45,964 and 46,212 shares issued	229	230	229
Additional paid-in capital	358,460	333,157	353,739
Accumulated other comprehensive loss	(17,657)	(21,229)	(23,689)
Retained earnings	563,262	452,896	560,491
Common stock held in treasury, at cost – 667, 984 and 667 shares respectively	(2,643)	(3,899)	(2,643)
TOTAL STOCKHOLDERS’ EQUITY	901,651	761,155	888,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,106,681	$952,050	$1,184,070

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$457,403	$432,965
Cost of goods sold	291,734	278,538
Gross profit	165,669	154,427
Selling, general and administrative expenses	153,105	137,034
Depreciation and amortization	7,193	5,687
Operating profit	5,371	11,706
Equity income in joint venture	269	—
Interest and financing charges, net	(1,242)	(975)
Income before income taxes	4,398	10,731
Income tax expense	1,627	3,971
Net income	$2,771	$6,760

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.06	$0.15
Weighted average number of shares outstanding	45,549	44,965

Diluted:
Net income per common share	$0.06	$0.15
Weighted average number of shares outstanding	46,942	46,210

Net income	$2,771	$6,760
Other comprehensive income (loss):
Foreign currency translation adjustments	6,032	(11,124)
Other comprehensive income (loss)	6,032	(11,124)
Comprehensive income (loss)	$8,803	$(4,364)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$2,771	$6,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,193	5,687
Loss on disposal of fixed assets	149	—
Equity income in joint venture	(269)	—
Equity based compensation	4,473	3,625
Deferred financing charges	184	182
Changes in operating assets and liabilities:
Accounts receivable, net	7,966	(10,883)
Inventories	78,999	54,099
Income taxes, net	(1,303)	(2,514)
Prepaid expenses and other current assets	(4,280)	692
Other assets, net	(484)	(1,216)
Accounts payable, accrued expenses and other liabilities	(93,565)	(92,188)
Net cash provided by (used in) operating activities	1,834	(35,756)

Cash flows from investing activities
Investment in unconsolidated affiliate	(35,432)	—
Capital expenditures	(6,096)	(7,690)
Net cash used in investing activities	(41,528)	(7,690)

Cash flows from financing activities
Proceeds from exercise of equity awards	247	303
Net cash provided by financing activities	247	303

Foreign currency translation adjustments	2,308	497
Net decrease in cash and cash equivalents	(37,139)	(42,646)
Cash and cash equivalents at beginning of period	132,587	128,354
Cash and cash equivalents at end of period	$95,448	$85,708

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$939	$749
Income taxes	2,772	5,804

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) is a Dutch limited liability company which is a joint venture that is 49% owned by the Company. This investment is accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, which is wholly-owned by the Company, and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company.

The results for the three month period ended April 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the Security and Exchange Commission (the “SEC”).

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

Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows as a result of the Company’s electing to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method as prescribed by Accounting Standard Update (“ASU”) 2016-09. This change resulted in a $317,000 decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities in the accompanying condensed consolidated statement of cash flows for the period ended April 30, 2015, compared to the amounts previously reported.

Note 2 – Equity Investment

In February 2016, the Company acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction). This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1 is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at April 30, 2016.

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV. The Company acquired a 49% ownership interest in KLNA, an entity that holds brand rights to Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry and hospitality services) and apparel in the United States, Canada and Mexico. The Company is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags, women’s footwear and men’s outerwear. The Company began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017.

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

	April 30, 2016	April 30, 2015	January 31, 2016
	(In thousands)
Finished goods	$405,658	$363,458	$484,805
Raw materials and work-in-process	1,062	7,766	506
	$406,720	$371,224	$485,311

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 510,800 and 160,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2016 and 2015, respectively. For the three months ended April 30, 2016 and 2015, 19,200 and 23,000 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

On February 1, 2016, the Company adopted the Accounting Standard Update 2016-09 (see Note 7 for further details). The new guidance prescribes that excess tax benefits are no longer recognized in additional paid in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This change in accounting results in approximately 350,000 additional diluted common shares being included in the diluted net income per share calculation for the three months ended April 30, 2016.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2016	2015
	(In thousands, except per share amounts)

Net income	$2,771	$6,760
Basic net income per share:
Basic common shares	45,549	44,965
Basic net income per share	$0.06	$0.15

Diluted net income per share:
Basic common shares	45,549	44,965
Restricted stock awards and stock options	1,393	1,245
Diluted common shares	46,942	46,210
Diluted net income per share	$0.06	$0.15

Note 5 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and other advances as specified in the credit agreement. As of April 30, 2016, there was $407.0 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and, under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of April 30, 2016, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

At April 30, 2016 and April 30, 2015 the Company had no borrowings outstanding under the Company’s credit agreement.

Note 6 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under brands licensed to the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. The retail operations segment consists primarily of sales by the Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$382,371	$94,992	$(19,960)	$457,403
Cost of goods sold	257,995	53,699	(19,960)	291,734
Gross profit	124,376	41,293	—	165,669
Selling, general and administrative	96,938	56,167	—	153,105
Depreciation and amortization	5,000	2,193	—	7,193
Operating profit (loss)	$22,438	$(17,067)	$—	$5,371

	Three Months Ended April 30, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$352,485	$102,529	$(22,049)	$432,965
Cost of goods sold	245,409	55,178	(22,049)	278,538
Gross profit	107,076	47,351	—	154,427
Selling, general and administrative	84,594	52,440	—	137,034
Depreciation and amortization	3,931	1,756	—	5,687
Operating profit (loss)	$18,551	$(6,845)	$—	$11,706

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	April 30, 2016	April 30, 2015	January 31, 2016
	(In thousands)
Wholesale	$692,039	$625,109	$763,353
Retail	199,560	190,753	210,118
Corporate	215,082	136,188	210,599
Total Assets	$1,106,681	$952,050	$1,184,070

Note 7 – Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies various aspects related to share-based payments. The Company elected to early-adopt ASU 2016-09 with an effective date of February 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of approximately $37,000 in income tax expense, rather than in paid-in capital, for the three months ended April 30, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Accounting Guidance Issued Being Evaluated for Adoption

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The new guidance clarifies certain aspects of the principal-versus-agent guidance in its new revenue recognition standard. The ASU clarifies the implementation guidance on principal-versus-agent considerations: (a) for an entity determining whether it is a principal or an agent, (b) to determine the nature of each specified good or service promised to a customer, (c) when another party is involved in providing goods or services to a customer for control assessment purposes. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting)”. ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements, and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the potential impact of the standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes”. Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2017 is referred to as “fiscal 2017”. Vilebrequin and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the three month period ended April 30, 2016, the results of Vilebrequin and KLNA are included for the three month period ended March 31, 2016. We account for our investment in KLNA using the equity method of accounting.

All share and per share data in this Form 10-Q have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard and Black Rivet, as well as under private retail labels.

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

We report based on two reportable segments: wholesale operations and retail operations. The wholesale operations segment mainly consists of wholesale sales of our licensed products and non-licensed products and includes sales of products under brands licensed to us from third parties, as well as sales of products under our own brands and private label brands. The retail operations segment consists primarily of the Wilsons Leather and G.H. Bass stores, as well as a limited number of Calvin Klein Performance stores.

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

In February 2016, we acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between us and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. In June 2015, we acquired a 49% interest in a joint venture that holds brand rights to the Karl Lagerfeld trademarks for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We are also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s shoes and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017.

In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, suit separates, performance and denim is in addition to existing Tommy Hilfiger licenses for dresses, men’s and women’s outerwear and luggage. The new license agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. In October 2015, we entered into a license agreement for Tommy Hilfiger women’s dresses. The collection was available beginning February 2016 at select department stores, including Macy’s, specialty stores, and e-commerce partners in the United States and Canada. We believe Tommy Hilfiger is an iconic American brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel.

In October 2015, we also announced the launch of Hands High, a new licensed sports apparel line inspired by Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL that will be located under a fan's arms. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites. We expect to launch Hands High product at over 40 universities for the 2016 Fall/Holiday season.

G.H. Bass is a well-known heritage brand that developed the iconic original penny loafer (known as “Weejun”). We sell G.H. Bass footwear, apparel and accessories primarily through G.H. Bass outlet stores located in the United States. G.H. Bass licenses the brand for wholesale distribution of men’s and women’s footwear in the United States and Europe and men’s sportswear in North America. We are also using our in-house expertise to produce certain key categories for Bass. We recently signed a hosiery license for North America and are continuing to seek strategic partners and distributors worldwide for other product categories.

Vilebrequin is a well-known status brand and we expect to add more company owned and franchised retail locations, as well as increase our wholesale distribution of Vilebrequin product throughout the world. We also intend to develop the business beyond its heritage in men’s swimwear, resort wear and related accessories. In April 2016, Vilebrequin entered into a worldwide license agreement for a line of watches. Vilebrequin products are distributed through 84 Company-owned stores, as well as through 67 franchise partners locations and select wholesale distribution.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of April 30, 2016, we operated 189 Wilsons Leather stores and 163 G.H. Bass stores, as well as 5 Calvin Klein Performance stores.

Trends

Retailers are seeking to expand the differentiation of their offerings by devoting more resources to the development of exclusive products, whether by focusing on their own private label products or on products made exclusively for a retailer by a national brand manufacturer. Retailers are placing more emphasis on building strong images for their private label and exclusive merchandise. Exclusive brands are only made available to a specific retailer, and thus customers loyal to their brands can only find them in the stores of that retailer.

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

We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made and new license agreements entered into by us that have added additional licensed and proprietary brands and helped diversify our business by adding new product lines and additional distribution channels and expanding the retail component of our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended April 30, 2016 compared to three months ended April 30, 2015

Net sales for the three months ended April 30, 2016 increased to $457.4 million from $433.0 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $382.4 million from $352.5 million, primarily as a result of increases of $13.3 million in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s suits, women’s outerwear, and handbags, $7.8 million in net sales of Ivanka Trump licensed products and $7.5 million in net sales of Tommy Hilfiger licensed products, primarily driven by the new Tommy Hilfiger dress division. The increase in net sales was also the result of $9.6 million in net sales of our new Karl Lagerfeld line of products. These increases are offset, in part, by a decrease of $11.8 million in net sales of our Kensie, Guess and private label products. Net sales of our retail operations segment decreased to $95.0 million for the three months ended April 30, 2016 from $102.5 million in the same period last year primarily as the result of a decrease of 13.6% in Wilsons’ same store sales compared to the same period in the prior year and a decrease of 5.1% in G.H. Bass same store sales compared to the same period in the prior year. These decreases are mainly the result of a reduction in demand for outerwear and cold weather products due to unseasonably warm weather, as well as a decrease in sales at locations that are frequented by international tourists.

In addition, the outlet and retail business was highly promotional due to excess inventory levels at retail stores as a result of the warm weather last fall and winter.

Gross profit increased to $165.7 million, or 36.2% of net sales, for the three months ended April 30, 2016, from $154.4 million, or 35.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 32.5% in the three months ended April 30, 2016 compared to 30.4% in the same period last year. This increase was primarily the result of an increase in gross profit of our Calvin Klein licensed products, primarily dresses, women’s sportswear and women’s performance wear, as well as increases in gross profit of our Eliza J and Jessica Howard product lines. The gross profit percentage in our retail operations segment was 43.4% for the three months ended April 30, 2016 compared to 46.2% for the comparable period last year. The decrease in gross profit percentage was driven by offering deeper discounts in order to sell excess inventory.

Selling, general and administrative expenses increased to $153.1 million in the three months ended April 30, 2016 from $137.0 million in the same period last year. This increase is primarily due to increased personnel costs ($9.5 million), advertising expenses ($2.9 million) and facility costs ($2.6 million). Personnel costs increased as a result of staffing for new product lines under new license agreements, an increase in headcount to staff additional retail stores that opened since last year, and an increase in bonus accruals in our wholesale segment related to higher profitability. Advertising costs increased due to a growth in net sales of licensed products and an increase in cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products. Facility costs increased as a result of higher rent expense as a result of additional retail stores opened since last year, as well as increases in third party warehouse costs. We used third party facilities to handle the increase in sales volume since our distribution centers operate at full capacity for most of the year.

Depreciation and amortization increased to $7.2 million in the three months ended April 30, 2016 from $5.7 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Interest and financing charges, net for the three months ended April 30, 2016 was $1.2 million compared to $1.0 million for the same period last year

Income tax expense for the three months ended April 30, 2016 was $1.6 million compared to $4.0 million for the same period last year. The decrease in income tax expense is due to lower pretax income in the current period. Our effective tax rate for the current period and for the prior period was approximately 37%.

Liquidity and Capital Resources

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility, cash generated from operations and the sale of our common stock.

We had cash and cash equivalents of $95.4 million on April 30, 2016 and $85.7 million on April 30, 2015. Our contingent liability under open letters of credit was approximately $17.9 million as of April 30, 2016 compared to $22.9 million as of April 30, 2015.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases, subject to compliance with certain covenants. As of April 30, 2016, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the quarter. As of April 30, 2016, we have approximately 45,564,000 shares of common stock outstanding.

Cash from Operating Activities

Cash from operating activities provided $1.8 million during the three months ended April 30, 2016, primarily as a result of a decrease of $79.0 million in inventories, a decrease of $8.0 million in accounts receivable, and depreciation and amortization of $7.2 million, offset, in part, by a decrease in accounts payable and accrued expenses of $93.6 million.

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

Cash from Investing Activities

We used $41.5 million of cash in investing activities in the three months ended April 30, 2016, of which $35.4 million related to our investment in KH1. The remainder of the cash used in investing activities of $6.1 million consisted of capital expenditures related primarily to remodeling, relocating and adding new G.H. Bass and Wilsons stores, as well as fixturing costs at department stores.

Cash from Financing Activities

Cash from financing activities provided $247,000 in the three months ended April 30, 2016, as a result of the net proceeds from stock options exercised.

Financing Needs

We believe that our cash on hand and cash generated from operations together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements and any purchases we may make under our recently expanded share repurchase program. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2016 are those that depend most heavily on these judgments and estimates. As of April 30, 2016, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2016.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 2, 2016	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 2, 2016	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

