Form 10-Q
period 2016-07-31
G III APPAREL GROUP LTD /DE/
filed 2016-09-01
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 31, 2016, there were 45,756,789 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2016	July 31, 2015	January 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,950	$18,810	$132,587
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $64,016, $54,213 and $74,261, respectively	243,108	238,659	221,500
Inventories	569,996	605,214	485,311
Prepaid income taxes	31,130	8,668	23,347
Deferred income taxes, net	17,576	16,057	17,564
Prepaid expenses and other current assets	33,149	30,386	22,131
Total current assets	939,909	917,794	902,440
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	62,882	25,490	25,662
PROPERTY AND EQUIPMENT, NET	103,697	89,743	103,579
OTHER ASSETS	24,782	26,817	24,886
OTHER INTANGIBLES, NET	10,217	11,609	10,799
TRADEMARKS, NET	68,169	68,182	67,267
GOODWILL	49,864	49,844	49,437
TOTAL ASSETS	$1,259,520	$1,189,479	$1,184,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$5,503	$—
Accounts payable	244,904	297,724	173,586
Accrued expenses	60,423	56,225	71,218
Total current liabilities	305,327	359,452	244,804
DEFERRED INCOME TAXES, NET	24,902	19,006	23,840
CONTINGENT PURCHASE PRICE PAYABLE	—	888	—
OTHER NON-CURRENT LIABILITIES	29,186	24,958	27,299
TOTAL LIABILITIES	359,415	404,304	295,943

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 46,407, 46,204 and 46,212 shares issued respectively	231	232	229
Additional paid-in capital	360,947	343,582	353,739
Accumulated other comprehensive loss	(20,467)	(20,112)	(23,689)
Retained earnings	561,970	465,372	560,491
Common stock held in treasury, at cost – 650, 984 and 667 shares respectively	(2,576)	(3,899)	(2,643)
TOTAL STOCKHOLDERS’ EQUITY	900,105	785,175	888,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,259,520	$1,189,479	$1,184,070

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$442,267	$473,884
Cost of goods sold	286,624	305,544
Gross profit	155,643	168,340
Selling, general and administrative expenses	153,168	141,483
Depreciation and amortization	7,672	5,914
Operating profit (loss)	(5,197)	20,943
Equity income in joint venture	348	—
Interest and financing charges, net	(1,056)	(1,177)
Income (loss) before income taxes	(5,905)	19,766
Income tax expense (benefit)	(4,612)	7,313
Net income (loss)	$(1,293)	$12,453

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.03)	$0.28
Weighted average number of shares outstanding	45,667	45,073

Diluted:
Net income per common share	$(0.03)	$0.27
Weighted average number of shares outstanding	45,667	46,362

Net income (loss)	$(1,293)	$12,453
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,810)	1,117
Other comprehensive income (loss)	(2,810)	1,117
Comprehensive income (loss)	$(4,103)	$13,570

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Six Months Ended July 31
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$899,670	$906,849
Cost of goods sold	578,358	584,082
Gross profit	321,312	322,767
Selling, general and administrative expenses	306,273	278,516
Depreciation and amortization	14,865	11,601
Operating profit	174	32,650
Equity income in joint venture	617	—
Interest and financing charges, net	(2,298)	(2,153)
Income (loss) before income taxes	(1,507)	30,497
Income tax expense (benefit)	(2,985)	11,284
Net income	$1,478	$19,213

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.03	$0.43
Weighted average number of shares outstanding	45,601	45,020

Diluted:
Net income per common share	$0.03	$0.42
Weighted average number of shares outstanding	46,967	46,289

Net income	$1,478	$19,213
Other comprehensive income (loss):
Foreign currency translation adjustments	3,222	(10,007)
Other comprehensive income (loss)	3,222	(10,007)
Comprehensive income	$4,700	$9,206

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$1,478	$19,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,865	11,601
Loss on disposal of fixed assets	657	532
Equity income in joint venture	(617)	—
Equity based compensation	9,028	7,634
Deferred financing charges	421	419
Changes in operating assets and liabilities:
Accounts receivable, net	(21,508)	(40,679)
Inventories	(84,537)	(179,681)
Income taxes, net	(7,781)	4,569
Prepaid expenses and other current assets	(10,998)	(7,317)
Other assets, net	(349)	(949)
Accounts payable, accrued expenses and other liabilities	60,322	113,590
Net cash used in operating activities	(39,019)	(71,068)

Cash flows from investing activities
Investment in unconsolidated affiliate	(35,432)	(25,490)
Capital expenditures	(12,617)	(16,600)
Net cash used in investing activities	(48,049)	(42,090)

Cash flows from financing activities
Proceeds from notes payable, net	—	5,503
Taxes paid for net share settlement	(2,011)	—
Proceeds from exercise of equity awards	256	376
Net cash provided by (used in) financing activities	(1,755)	5,879

Foreign currency translation adjustments	1,186	(2,265)
Net decrease in cash and cash equivalents	(87,637)	(109,544)
Cash and cash equivalents at beginning of period	132,587	128,354
Cash and cash equivalents at end of period	$44,950	$18,810

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,748	$1,785
Income taxes	3,875	6,504

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

The results for the six month period ended July 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

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

Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows as a result of the Company’s electing to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method as prescribed by Accounting Standard Update (“ASU”) 2016-09. This change resulted in a $6.7 million decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended July 31, 2015, compared to the amounts previously reported.

Note 2 – Equity Investment

In February 2016, the Company acquired a 19% minority interest in Kingdom Holdings 1 B.V. (“KH1”), the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction). This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1 is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at July 31, 2016.

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

	July 31, 2016	July 31, 2015	January 31, 2016
	(In thousands)
Finished goods	$567,864	$600,529	$484,805
Raw materials and work-in-process	2,132	4,685	506
	$569,996	$605,214	$485,311

Note 4 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 349,000 shares of common stock have been excluded from the diluted net income per share calculation for the six months ended July 31, 2016. For the six months ended July 31, 2016 and 2015, 195,156 and 262,830 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

On February 1, 2016, the Company adopted the Accounting Standard Update 2016-09 (see Note 7 for further details). The new guidance prescribes that excess tax benefits are no longer recognized in additional paid in capital. The assumed proceeds from applying the treasury stock method when computing net income (loss) per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This change in accounting results in approximately 303,000 additional diluted common shares being included in the diluted net income per share calculation for the six months ended July 31, 2016.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended July 31		Six Months Ended July 31
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net income (loss) attributable to G-III	$(1,293)	$12,453	$1,478	$19,213
Basic net income (loss) per share:
Basic common shares	45,667	45,073	45,601	45,020
Basic net income (loss) per share	$(0.03)	$0.28	$0.03	$0.43

Diluted net income per share:
Basic common shares	45,667	45,073	45,601	45,020
Diluted Restricted stock awards and stock options	—	1,289	1,366	1,269
Diluted common shares	45,667	46,362	46,967	46,289
Diluted net income per share	$(0.03)	$0.27	$0.03	$0.42

Note 5 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and other advances as specified in the credit agreement. As of July 31, 2016, there was $343.4 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and, under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of July 31, 2016, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

At July 31, 2016, the Company had no borrowings outstanding under the Company’s credit agreement and at July 31, 2015, the Company had borrowings of $5.5 million outstanding under the Company’s credit agreement.

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

The following information, in thousands, is presented for the three month and six month periods indicated below:

	Three Months Ended July 31, 2016
	Wholesale	Retail	Elimination(1)	Total
Net sales	$361,344	$99,958	$(19,035)	$442,267
Cost of goods sold	250,475	55,184	(19,035)	286,624
Gross profit	110,869	44,774	—	155,643
Selling, general and administrative	96,613	56,555	—	153,168
Depreciation and amortization	5,370	2,302	—	7,672
Operating profit (loss)	$8,886	$(14,083)	$—	$(5,197)

	Three Months Ended July 31, 2015
	Wholesale	Retail	Elimination(1)	Total
Net sales	$391,461	$111,497	$(29,074)	$473,884
Cost of goods sold	275,308	59,310	(29,074)	305,544
Gross profit	116,153	52,187	—	168,340
Selling, general and administrative	87,081	54,402	—	141,483
Depreciation and amortization	4,055	1,859	—	5,914
Operating profit (loss)	$25,017	$(4,074)	$—	$20,943

	Six Months Ended July 31, 2016
	Wholesale	Retail	Elimination(1)	Total
Net sales	$743,715	$194,950	$(38,995)	$899,670
Cost of goods sold	508,471	108,882	(38,995)	578,358
Gross profit	235,244	86,068	—	321,312
Selling, general and administrative	193,551	112,722	—	306,273
Depreciation and amortization	10,371	4,494	—	14,865
Operating profit (loss)	$31,322	$(31,148)	$—	$174

	Six Months Ended July 31, 2015
	Wholesale	Retail	Elimination(1)	Total
Net sales	$743,945	$214,026	$(51,122)	$906,849
Cost of goods sold	520,717	114,487	(51,122)	584,082
Gross profit	223,228	99,539	—	322,767
Selling, general and administrative	171,675	106,841	—	278,516
Depreciation and amortization	7,987	3,614	—	11,601
Operating profit (loss)	$43,566	$(10,916)	$—	$32,650

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	July 31, 2016	July 31, 2015	January 31, 2016
	(In thousands)
Wholesale	$874,258	$875,347	$763,353
Retail	212,296	223,829	210,118
Corporate	172,966	90,303	210,599
Total Assets	$1,259,520	$1,189,479	$1,184,070

Note 7 – Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies various aspects related to share-based payments. The Company elected to early-adopt ASU 2016-09 with an effective date of February 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of approximately $2.4 million in income tax expense or $0.05 per diluted share, rather than in paid-in capital, for the six months ended July 31, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Accounting Guidance Issued Being Evaluated for Adoption

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”, which have the same effective date as ASU 2014-09. These new standards will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company is evaluating the impact, if any, the adoption of these standards will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Investments — Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting)”. ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This standard modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements, and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is not expecting that the adoption of this ASU will have any impact on its statement of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes”. Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company expects the adoption of this guidance to only affect the balance sheet classification of its deferred tax assets and liabilities.

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

Note 8 – Pending Acquisition

On July 22, 2016, the Company entered into a stock purchase agreement with LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) providing for the Company’s purchase of all of the outstanding capital stock of Donna Karan International (“DKI”) from LVMH for a total purchase price of approximately $650 million, subject to certain adjustments. The stock purchase agreement provides for the purchase price to be paid by the Company with a combination of (i) cash, (ii) $75 million of newly issued shares of common stock, par value $0.01 per share of the Company to LVMH and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of $75 million. The Company plans to pay the cash portion of the purchase price from the proceeds of $350.0 million of borrowings under a senior secured term loan facility, up to $250.0 million of borrowings under a $650.0 million senior secured asset-based revolving credit facility and cash on hand. Subject to the conditions set forth in the stock purchase agreement, the transaction is expected to close in the fourth quarter of the Company’s fiscal year ending January 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2017 is referred to as “fiscal 2017”. Vilebrequin and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the six month period ended July 31, 2016, the results of Vilebrequin and KLNA are included for the six month period ended June 30, 2016. We account for our investment in KLNA using the equity method of accounting.

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

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and
•	matters relating to the pending acquisition of Donna Karan International Inc., including:
-	the possibility that the Donna Karan acquisition does not close,
-	our ability to integrate the Donna Karan business, to realize the benefits of the Donna Karan acquisition or to do so on a timely basis,
-	our ability to combine our business with the Donna Karan business successfully or in a timely and cost-efficient manner,
-	failure to obtain any required financing or to do so on acceptable terms,
-	the increase in our indebtedness as a result of the acquisition,
-	the significant costs we will incur as a result of the acquisition,
-	the significant increase in the amount of our goodwill and other intangibles, and
-	the degree of business disruption relating to the acquisition.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Stock Purchase Agreement to Acquire Donna Karan International

In July 2016, we entered into a stock purchase agreement with LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) providing for our purchase of all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH for a total purchase price of approximately $650 million, subject to certain adjustments. We believe that Donna Karan is one of the world’s most iconic and recognizable power brands. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the Donna Karan brand especially appealing.

In connection with entering into the stock purchase agreement, we entered into, and subsequently amended, a debt financing commitment letter with Barclays Bank PLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated U.S. Bank National Association, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, KeyBank National Association and Capital One, National Association (together, the “Commitment Parties”). Pursuant to the commitment letter, as amended, the Commitment Parties committed, subject to the terms and conditions set forth therein, to provide us with a $650 million principal amount, five-year senior secured asset-based revolving credit facility (the “New ABL Facility”) and a $350 million principal amount six year senior secured term loan facility (the “Term Facility”). The financing commitments of the Commitment Parties are subject to certain conditions set forth in the Commitment Letter. The New ABL Facility will refinance and replace our existing credit facility.

The stock purchase agreement provides for the purchase price to be paid by us with a combination of (i) cash, (ii) $75 million of newly issued shares of our common stock, par value $0.01 per share, to LVMH and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of $75 million. We plan to pay the cash portion of the purchase price from the proceeds of the borrowing under the Term Facility, up to $250.0 million of borrowings under the New ABL Facility and cash on hand. Subject to the conditions set forth in the stock purchase agreement, the transaction is expected to close in the fourth quarter of our fiscal year ending January 31, 2017.

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

In July 2016, we signed a three year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch women’s lifestyle apparel.

In April 2016, Vilebrequin entered into a worldwide license agreement for a line of watches that is expected to commence distribution in 2017. In July 2015, Vilebrequin entered into a license agreement for a line of sunglasses that is expected to commence distribution in 2017.

In February 2016, we acquired a 19% minority interest in Kingdom Holdings 1 B.V. (“KH1”), the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between us and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. In June 2015, we acquired a 49% interest in a joint venture that holds brand rights to the Karl Lagerfeld trademarks for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We are also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s shoes and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017.

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

In October 2015, we also announced the launch of Hands High, a new licensed sports apparel line inspired by Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL that will be located under a fan's arms. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites. We started to ship Hands High product to over 40 universities in July 2016.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of July 31, 2016, we operated 191 Wilsons Leather stores and 167 G.H. Bass stores, as well as 5 Calvin Klein Performance stores.

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

A number of retailers are experiencing financial difficulties, which in some cases has resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Results of Operations

Three months ended July 31, 2016 compared to three months ended July 31, 2015

Net sales for the three months ended July 31, 2016 decreased to $442.3 million from $473.9 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment decreased to $361.3 million from $391.5 million in the comparable period last year. The decrease in net sales of our wholesale operations segment was negatively impacted by a decrease in shipments of outerwear to certain of our retail customers having excess outerwear inventory levels as a result of the warm weather last fall and winter. The decrease in net sales of our wholesale operations segment is also the result of decreases of $11.4 million in net sales of private label products, $6.7 million, in net sales of Kensie licensed products and $6.7 million in net sales of our team sports licensed products. These decreases were offset, in part, by net sales from our new Karl Lagerfeld line of products ($7.2 million) and net sales from our new Tommy Hilfiger dresses product category ($5.8 million). Net sales of our retail operations segment decreased to $100.0 million for the three months ended July 31, 2016 from $111.5 million in the same period last year primarily as the result of a decrease of 16.9% in Wilsons’ same store sales compared to the same period in the prior year and a decrease of 9.8% in G.H. Bass same store sales compared to the same period in the prior year. These decreases are mainly the result of reduction in customer traffic partly attributable to reductions in tourist visitors and greater promotional activity by us.

Gross profit decreased to $155.6 million, or 35.2% of net sales, for the three months ended July 31, 2016, from $168.3 million, or 35.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 30.7% in the three months ended July 31, 2016 compared to 29.7% in the same period last year, primarily due to a change in product mix. The gross profit percentage in our retail operations segment was 44.8% for the three months ended July 31, 2016 compared to 46.8% for the same period last year. The decrease in gross profit percentage in our retail operations segment was driven by offering deeper discounts in order to sell excess inventory.

Selling, general and administrative expenses increased to $153.2 million in the three months ended July 31, 2016 from $141.5 million in the same period last year. This increase is primarily due to increased facility costs ($5.4 million), personnel costs ($4.2 million) and advertising expenses ($3.3 million), as well as expenses associated with the Donna Karan acquisition ($3.0 million). We expect to incur significant additional expenses in connection with our acquisition of Donna Karan during the second half of fiscal 2017. Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses, as well as higher rent expense resulting from additional retail stores opened since the prior year. Personnel costs increased as a result of staffing for new product lines under new license agreements, as well as an increase in headcount to staff additional retail stores that opened since last year. The increase in personnel costs is offset by a $4.1 million decrease in bonus accrued during the period related to the decrease in profitability. Advertising costs increased due to an increase in cooperative advertising, an increase in advertising purchased and an increase in retail stores promotional activities.

Depreciation and amortization increased to $7.7 million in the three months ended July 31, 2016 from $5.9 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Interest and financing charges, net, for the three months ended July 31, 2016 was $1.1 million compared to $1.2 million for the same period last year as both borrowings and interest rates were steady over the two periods.

Income tax benefit for the three months ended July 31, 2016 was $4.6 million compared to a $7.3 million tax expense for the same period last year. Excluding the tax benefit from the equity awards, our effective tax rate remained the same for both periods at 37.0%. For the period ended July 31, 2016, we recorded a $2.4 million tax benefit realized in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.

Six months ended July 31, 2016 compared to six months ended July 31, 2015

Net sales for the six months ended July 31, 2016 decreased to $899.7 million from $906.8 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment were $743.7 million in the six months ended July 31, 2016 and $743.9 million in the comparable period last year. Our wholesale operations segment realized $16.8 million of new Karl Lagerfeld products and $13.5 million increase in additional net sales of Tommy Hilfiger licensed products, as well as a $11.8 million increase in net sales of Ivanka Trump licensed products. These increases were offset by a $16.7 million decrease in net sales of private label products and $11.7 million in net sales of Kensie licensed products. Net sales of our retail operations segment decreased to $195.0 million for the six months ended July 31, 2016 from $214.0 million in the same period last year primarily as the result of a decrease of 15.1% in Wilsons’ same store sales compared to the same period in the prior year and a decrease of 7.8% in G.H. Bass same store sales compared to the same period in the prior year. These decreases are mainly the result of a reduction in demand for outerwear and cold weather products due to unseasonably warm weather, as well as a decrease in sales at locations that are frequented by international tourists. In addition, the outlet and retail business was highly promotional.

Gross profit was $321.3 million, or 35.7% of net sales, for the six months ended July 31, 2016, and $322.8 million, or 35.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 31.6% in the six months ended July 31, 2016 compared to 30.0% in the same period last year. This increase was primarily the result of a more favorable product mix, as well as an increase in gross profit of our Calvin Klein, Tommy Hilfiger, Eliza J, Jessica Howard, and Ivanka Trump licensed product lines. The gross profit percentage in our retail operations segment was 44.1% for the six months ended July 31, 2016 compared to 46.5% for the same period last year. The decrease in gross profit percentage was the result of offering deeper discounts in order to sell excess inventory.

Selling, general and administrative expenses increased to $306.3 million in the six months ended July 31, 2016 from $278.5 million in the same period last year. This increase is primarily due to increased personnel costs ($9.9 million), facility costs ($8.0 million) and advertising expenses ($6.2 million), as well as expenses associated with the Donna Karan acquisition ($3.0 million). We expect to incur significant additional expenses in connection with our acquisition of Donna Karan during the second half of fiscal 2017. Personnel costs increased as a result of staffing for new product lines under new license agreements, as well as an increase in headcount to staff additional retail stores that opened since last year Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses, as well as higher rent expense resulting from additional retail stores opened since the prior year. Advertising costs increased due an increase in cooperative advertising, an increase in advertising and advertising costs incurred due to the increase in net sales of licensed products. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products.

Depreciation and amortization increased to $14.9 million in the six months ended July 31, 2016 from $11.6 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Interest and financing charges, net, for the six months ended July 31, 2016 was $2.3 million compared to $2.2 million for the same period last year as both borrowings and interest rates were steady over the two periods.

Income tax benefit for the six months ended July 31, 2016 was $3.0 million compared to an income tax expense of $11.3 million for the same period last year. Excluding the tax benefit from the equity awards, our effective tax rate remained the same for both periods at 37.0%. For the period ended July 31, 2016, we recorded a $2.4 million tax benefit realized in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.

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

We had cash and cash equivalents of $45.0 million on July 31, 2016 and $18.8 million on July 31, 2015. Our contingent liability under open letters of credit was approximately $11.9 million as of July 31, 2016 compared to $11.1 million as of July 31, 2015.

Credit Agreement

We have a five year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases, subject to compliance with certain covenants. As of July 31, 2016, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

As previously discussed, upon closing of the acquisition of Donna Karan, this credit agreement would be refinanced and replaced by the New ABL Facility.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the three months ended July 31, 2016. As of July 31, 2016, we have approximately 45,756,000 shares of common stock outstanding.

Cash from Operating Activities

We used $39.0 million of cash in operating activities during the six months ended July 31, 2016, primarily as a result of an increase of $84.5 million in inventory and an increase of $21.5 million in accounts receivable, offset by an increase in accounts payable and accrued expenses of $60.3 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter.

Cash from Investing Activities

We used $48.0 million of cash in investing activities in the six months ended July 31, 2016, of which $35.4 million related to our investment in KH1. The remainder of the cash used in investing activities of $12.6 million consisted of capital expenditures related primarily to additional fixturing costs at department stores, as well as remodeling, relocating and adding new G.H. Bass and Wilsons stores.

Cash from Financing Activities

We used $1.8 million of cash in financing activities in the six months ended July 31, 2016, primarily as a result of taxes paid in connection with the net share settlement of certain vested equity awards.

Financing Needs

We believe that our cash on hand and cash generated from operations together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements and any purchases we may make under our recently expanded share repurchase program. Our pending acquisition of Donna Karan will require significant additional bank financing as described above under “Stock Purchase Agreement to Acquire Donna Karan International.” In the future, we may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more additional acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2016 are those that depend most heavily on these judgments and estimates. As of July 31, 2016, there have been no material changes to our critical accounting policies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016, which could materially affect our business, financial condition or future results. As a result of the proposed acquisition of Donna Karan International Inc., we have identified additional risk factors, as set forth below. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The acquisition of Donna Karan may not close within the expected time, or at all, which could adversely affect our stock price and financial position.

We have entered into a stock purchase agreement with LVMH to acquire all of the outstanding stock of Donna Karan International Inc. (“Donna Karan”). The acquisition of Donna Karan is subject to the closing conditions set forth in the stock purchase agreement. There can be no assurance that all of the conditions set forth in the stock purchase agreement will be satisfied or waived or that the acquisition of Donna Karan will be completed in the expected timeframe, or at all. The stock purchase agreement may be terminated by each of LVMH and us under certain circumstances, including if the acquisition is not consummated by February 1, 2017. If the acquisition of Donna Karan is not consummated, our stock price and financial results could be adversely affected.

Our failure to successfully integrate the Donna Karan business or realize the benefits of the transaction in a timely and cost-efficient manner could adversely affect our business.

The success of the Donna Karan acquisition will depend, in part, on our ability to fully realize the anticipated benefits of adding the Donna Karan business to our portfolio. To realize these anticipated benefits, we must successfully integrate the Donna Karan business into our business and increase sales of Donna Karan products. Any failure to timely realize these anticipated benefits could have a material adverse effect on our results of operations and financial position.

Donna Karan and G-III have operated and will continue to operate independently until the completion of the acquisition. Some current and prospective employees of Donna Karan may experience uncertainty about their roles within the combined company, which may adversely affect our ability to retain or recruit key managers and other employees. While the acquisition of Donna Karan is pending, uncertainty and the integration process could result in: the loss of key employees, suppliers, distributors, other business partners or significant customers; decreases in revenues; increases in taxes or operating or other costs; and the disruption of Donna Karan’s or G-III’s ongoing business, any of which could limit our ability to achieve the anticipated benefits of the Donna Karan acquisition and have an adverse effect on our operating results. Integration efforts will also require substantial commitments of management time and attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to our business.

Financing for the acquisition of Donna Karan may not be available on expected or acceptable terms.

We have entered into a commitment letter for a new $650 million aggregate principal amount, five-year senior secured asset-based revolving credit facility (the “New ABL Facility”) and a $350 million aggregate principal amount senior secured term loan facility that will mature six years after the Closing Date (the “Term Facility”) (collectively, the “Bank Debt”). The proceeds from borrowings under the Term Facility will be used, along with proceeds of up to $250.0 million in borrowings under the New ABL Facility, if drawn, and cash on hand to pay the cash portion of the purchase price. Proceeds of the New ABL Facility will also be used to pay off any outstanding balance under our existing credit facility. We will not know the interest rate on the Bank Debt until after syndication of the Bank Debt has occurred. The obligation of the lenders to fund the initial borrowings under the Bank Debt is subject to the completion of certain closing conditions set forth in the commitment letter. If these conditions are not met or waived, and the lenders do not fund the borrowings under the Bank Debt, we would have to obtain alternative financing in order to perform our obligations under the stock purchase agreement as there is no financing condition contained in the stock purchase agreement. There can be no assurance that the required financing will be available on favorable terms, in a timely manner or at all.

Our indebtedness will increase following the completion of the acquisition of Donna Karan, which could adversely affect us.

Following the completion of the acquisition of Donna Karan, our indebtedness will be significantly greater than our current indebtedness. In addition to the indebtedness under the Bank Debt, we will also incur $75 million of debt pursuant to a junior lien secured seller note that will bear interest at the rate of 2% per annum and mature six and one half years after the closing date. The increase in the amount of our outstanding debt could adversely affect us by decreasing our business flexibility and increasing our borrowing costs. The Bank Debt will contain certain restrictive covenants imposing operating and financial restrictions on us. These covenants restrict our ability, including certain of our subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. The New ABL Facility will also require us to comply with certain financial covenants.

The operating restrictions and financial covenants in the Bank Debt may limit our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with any financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing at all, or on favorable terms.

If an event of default occurs, the lenders under the Bank Debt, as well as the holder of the seller note, may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and exercise remedies in respect of the collateral. We may not be able to repay all amounts due under the Bank Debt or seller note in the event these amounts are declared due upon an event of default.

Our debt level and related debt service obligations could have negative consequences, including:

•	requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, acquisitions, share repurchases and dividends;

•	making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	making us more vulnerable in the event of a downturn in our business operations; and

•	exposing us to interest rate risk given that the substantial portion of our debt obligations is at variable interest rates.

The Term Facility is the first debt issued by us that will be rated by rating agencies. Our credit rating and ability to access well-functioning capital markets are important to us.

Our access to the debt markets and the terms of such access, depend on multiple factors including the condition of the debt capital markets, our operating performance, and our credit ratings. The Term Facility will be the first debt issued by us that will be assigned a rating by the major credit rating agencies. These ratings are based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations.

We will incur significant transaction costs as a result of the Donna Karan acquisition.

We expect to incur significant one-time transaction costs related to the Donna Karan acquisition. These transaction costs include investment banking, lender, accounting and legal fees and expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the Donna Karan acquisition. A portion of the transaction costs related to the acquisition will be incurred regardless of whether the Donna Karan acquisition is completed. Additional costs will be incurred in connection with integrating the Donna Karan business with our business. Costs incurred in connection with the Donna Karan acquisition and integration may be higher than expected. These costs could adversely affect our financial position and results of operations.

The amount of our goodwill and other intangibles will significantly increase as a result of our acquisition of Donna Karan. If our goodwill and other intangibles become impaired in the future, we may be required to record material charges to earnings.

As of July 31, 2016, we had goodwill and other intangibles in an aggregate amount of   $128.3 million, or approximately 10.2% of our total assets and 14.2% of our stockholders’ equity. The acquisition of Donna Karan would result in a significant increase in our goodwill and other intangibles. Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill and other intangibles may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill and/or other intangibles. Because of the significant increase in the expected amount of our goodwill and intangible assets after completion of the acquisition of Donna Karan, any future impairment of these assets could require us to record material charges that would negatively impact our results of operations and could negatively impact our stock price.

Donna Karan will be subject to additional regulatory requirements as a result of becoming part of a publicly-traded company in the United States.

Donna Karan is currently an indirect, wholly-owned subsidiary of a company that is traded on the Paris Stock Exchange. As such, it has not been subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws, as well as the compliance obligations of the Sarbanes-Oxley Act of 2002, including with respect to internal control over financial reporting, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including with respect to the use of so-called “conflict minerals.” Compliance with these new obligations as a result of Donna Karan becoming a part of a publicly-traded company in the United States will require significant resources and management attention, and any failure to comply could have a material adverse effect on us.

Item 6.	Exhibits.

10.1	Debt Commitment Letter (the “Debt Commitment Letter”), dated July 22, 2016, by and between the Company and Barclays Bank PLC and JPMorgan Chase Bank, N.A.
10.2	Joinder Agreement to the Debt Commitment Letter, dated August 25, 2016, between the Company and the Commitment Parties named therein.
31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 1, 2016	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 1, 2016	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

