Form 10-Q
period 2016-10-31
G III APPAREL GROUP LTD /DE/
filed 2016-12-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of December 1, 2016, there were 48,639,643 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2016	October 31, 2015	January 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,996	$54,298	$132,587
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $83,793, $ 77,606 and $74,261, respectively	537,073	537,458	221,500
Inventories	490,555	510,374	485,311
Prepaid income taxes	—	—	23,347
Deferred income taxes, net	17,571	16,056	17,564
Prepaid expenses and other current assets	16,326	14,799	22,131
Total current assets	1,106,521	1,132,985	902,440
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	61,456	25,494	25,662
PROPERTY AND EQUIPMENT, NET	101,579	101,137	103,579
OTHER ASSETS	25,244	26,380	24,886
OTHER INTANGIBLES, NET	9,910	11,461	10,799
TRADEMARKS, NET	68,637	68,871	67,267
GOODWILL	50,094	50,164	49,437
TOTAL ASSETS	$1,423,441	$1,416,492	$1,184,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$91,334	$171,840	$—
Income tax payable	25,184	34,444	—
Accounts payable	181,653	175,056	173,586
Accrued expenses	103,844	105,287	71,218
Total current liabilities	402,015	486,627	244,804
DEFERRED INCOME TAXES, NET	21,575	18,770	23,840
OTHER NON-CURRENT LIABILITIES	29,949	26,099	27,299
TOTAL LIABILITIES	453,539	531,496	295,943

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 46,407, 46,204 and 46,212 shares issued respectively	235	229	229
Additional paid-in capital	359,149	354,065	353,739
Accumulated other comprehensive loss	(20,526)	(19,183)	(23,689)
Retained earnings	632,534	552,528	560,491
Common stock held in treasury, at cost – 376, 667 and 667 shares respectively	(1,490)	(2,643)	(2,643)
TOTAL STOCKHOLDERS’ EQUITY	969,902	884,996	888,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,423,441	$1,416,492	$1,184,070

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$883,476	$909,865
Cost of goods sold	562,024	572,808
Gross profit	321,452	337,057
Selling, general and administrative expenses	198,274	191,044
Depreciation and amortization	8,033	6,611
Operating profit	115,145	139,402
Equity loss in unconsolidated affiliates	(1,437)	—
Other Income	—	896
Interest and financing charges, net	(1,701)	(1,955)
Income before income taxes	112,007	138,343
Income tax expense	41,443	51,187
Net income	$70,564	$87,156

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.54	$1.92
Weighted average number of shares outstanding	45,918	45,311

Diluted:
Net income per common share	$1.50	$1.87
Weighted average number of shares outstanding	46,902	46,526

Net income	$70,564	$87,156
Other comprehensive income (loss):
Foreign currency translation adjustments	(59)	929
Other comprehensive income (loss)	(59)	929
Comprehensive income	$70,505	$88,085

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Nine Months Ended October 31
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,783,145	$1,816,714
Cost of goods sold	1,140,381	1,156,890
Gross profit	642,764	659,824
Selling, general and administrative expenses	504,547	469,560
Depreciation and amortization	22,898	18,213
Operating profit	115,319	172,051
Equity loss in unconsolidated affiliates	(820)	—
Other Income	—	896
Interest and financing charges, net	(3,999)	(4,107)
Income before income taxes	110,500	168,840
Income tax expense	38,458	62,471
Net income	$72,042	$106,369

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.58	$2.36
Weighted average number of shares outstanding	45,713	45,117

Diluted:
Net income per common share	$1.53	$2.29
Weighted average number of shares outstanding	46,947	46,392

Net income	$72,042	$106,369
Other comprehensive income (loss):
Foreign currency translation adjustments	3,163	(9,078)
Other comprehensive income (loss)	3,163	(9,078)
Comprehensive income	$75,205	$97,291

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$72,042	$106,369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,898	18,213
Loss on disposal of fixed assets	1,295	338
Change in contingent purchase price payable	—	(899)
Equity loss in unconsolidated affiliate	820	3
Equity based compensation	13,265	11,430
Deferred income taxes	(2,682)	—
Deferred financing charges	609	607
Changes in operating assets and liabilities:
Accounts receivable, net	(315,426)	(339,418)
Inventories	(4,986)	(84,699)
Income taxes, net	48,526	51,450
Prepaid expenses and other current assets	5,851	8,109
Other assets, net	(279)	(684)
Accounts payable, accrued expenses and other liabilities	40,816	44,421
Net cash used in operating activities	(117,251)	(184,760)

Cash flows from investing activities
Investment in unconsolidated affiliate	(35,432)	(25,490)
Capital expenditures	(18,400)	(34,315)
Net cash used in investing activities	(53,832)	(59,805)

Cash flows from financing activities
Proceeds from notes payable, net	91,334	171,840
Taxes paid for net share settlement	(6,955)	—
Debt issuance costs	(690)	—
Proceeds from exercise of equity awards	260	376
Net cash provided by financing activities	83,949	172,216

Foreign currency translation adjustments	(457)	(1,707)
Net decrease in cash and cash equivalents	(87,591)	(74,056)
Cash and cash equivalents at beginning of period	132,587	128,354
Cash and cash equivalents at end of period	$44,996	$54,298

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$3,163	$3,440
Income tax payments (refund), net	(7,534)	7,203

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) is a Dutch limited liability company which is a joint venture that is 49% owned by the Company. Kingdom Holdings 1 B.V. (“KH1”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, which is wholly-owned by the Company, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company.

The results for the nine month period ended October 31, 2016 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s international subsidiaries use different functional currencies, which are the local selling currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows as a result of the Company’s electing to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method as prescribed by Accounting Standard Update (“ASU”) 2016-09. This change resulted in a $10.5 million decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended October 31, 2015, compared to the amounts previously reported.

Note 2 – Investment in unconsolidated affiliates

In February 2016, the Company acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction). This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at October 31, 2016.

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV. The Company acquired a 49% ownership interest in KLNA, an entity that holds brand rights to Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry and hospitality services) and apparel in the United States, Canada and Mexico. The Company is also a licensee of the joint venture and has been granted a five-year license (with two renewals of five-years each) for women’s apparel, women’s handbags, women’s footwear and men’s outerwear. The Company began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016 and Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at October 31, 2016.

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

	October 31, 2016	October 31, 2015	January 31, 2016
	(In thousands)
Finished goods	$489,352	$507,602	$484,805
Raw materials and work-in-process	1,203	2,772	506
	$490,555	$510,374	$485,311

Note 4 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding, during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 377,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2016. For the nine months ended October 31, 2016 and 2015, 194,618 and 262,830 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

On February 1, 2016, the Company adopted the Accounting Standard Update 2016-09 (see Note 7 for further details). The new guidance prescribes that excess tax benefits are no longer recognized in additional paid in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This change in accounting results in approximately 250,000 additional diluted common shares being included in the diluted net income per share calculation for the nine months ended October 31, 2016.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31		Nine Months Ended October 31
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net income attributable to G-III	$70,564	$87,156	$72,042	$106,369
Basic net income per share:
Basic common shares	45,918	45,311	45,713	45,117
Basic net income per share	$1.54	$1.92	$1.58	$2.36

Diluted net income per share:
Basic common shares	45,918	45,311	45,713	45,117
Diluted Restricted stock awards and stock options	984	1,215	1,234	1,275
Diluted common shares	46,902	46,526	46,947	46,392
Diluted net income per share	$1.50	$1.87	$1.53	$2.29

Note 5 – Notes Payable

The Company’s credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, is a five-year senior secured credit facility through August 2017 providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and other advances as specified in the credit agreement. As of October 31, 2016, there was $345.0 million available under the credit agreement.

Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio, as defined, and, under certain circumstances, permits the Company to make payments for cash dividends, stock redemptions and share repurchases subject to compliance with certain covenants. As of October 31, 2016, the Company was in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Amounts outstanding under the Company’s credit agreement were $91.3 million at October 31, 2016 and $171.8 million at October 31, 2015 (see note 8 for further details).

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

The following information, in thousands, is presented for the three month and nine month periods indicated below:

	Three Months Ended October 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$794,382	$107,238	$(18,144)	$883,476
Cost of goods sold	521,359	58,809	(18,144)	562,024
Gross profit	273,023	48,429	—	321,452
Selling, general and administrative	140,356	57,918	—	198,274
Depreciation and amortization	5,169	2,864	—	8,033
Operating profit (loss)	$127,498	$(12,353)	$—	$115,145

	Three Months Ended October 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$807,034	$124,669	$(21,838)	$909,865
Cost of goods sold	527,144	67,502	(21,838)	572,808
Gross profit	279,890	57,167	—	337,057
Selling, general and administrative	133,127	57,917	—	191,044
Depreciation and amortization	4,482	2,129	—	6,611
Operating profit (loss)	$142,281	$(2,879)	$—	$139,402

	Nine Months Ended October 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,538,096	$302,188	$(57,139)	$1,783,145
Cost of goods sold	1,029,829	167,691	(57,139)	1,140,381
Gross profit	508,267	134,497	—	642,764
Selling, general and administrative	333,906	170,641	—	504,547
Depreciation and amortization	15,539	7,359	—	22,898
Operating profit (loss)	$158,822	$(43,503)	$—	$115,319

	Nine Months Ended October 31, 2015
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,550,979	$338,695	$(72,960)	$1,816,714
Cost of goods sold	1,047,861	181,989	(72,960)	1,156,890
Gross profit	503,118	156,706	—	659,824
Selling, general and administrative	304,801	164,759	—	469,560
Depreciation and amortization	12,470	5,743	—	18,213
Operating profit (loss)	$185,847	$(13,796)	$—	$172,051

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	October 31, 2016	October 31, 2015	January 31, 2016
	(In thousands)
Wholesale	$1,072,994	$1,062,754	$763,353
Retail	227,743	241,180	210,118
Corporate(1)	122,704	112,558	210,599
Total Assets	$1,423,441	$1,416,492	$1,184,070

(1)	includes assets not allocated to any reportable segment.

Note 7 – Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies various aspects related to share-based payments. The Company elected to early-adopt ASU 2016-09 with an effective date of February 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of approximately $3.1 million in income tax expense or $0.07 per diluted share, rather than in paid-in capital, for the nine months ended October 31, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Accounting Guidance Issued Being Evaluated for Adoption

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirement; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effects of ASU 2016-16 on its financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies guidance on the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company is currently evaluating the provisions of ASU 2016-15.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”, which have the same effective date as ASU 2014-09. These new standards will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements and expects that it will result in a significant increase to its long-term assets and liabilities.

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

Note 8 – Subsequent Events

On December 1, 2016, the Company acquired all of the outstanding capital stock of Donna Karan International (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $650 million, subject to certain adjustments. The stock purchase agreement provided for the purchase price to be paid by the Company with a combination of (i) cash, (ii) $75 million of newly issued shares of G-III common stock, par value $0.01 per share, equivalent to approximately 2.6 million shares, to the seller and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million. The Company plans to pay the cash portion of the purchase price from the proceeds of $350.0 million of borrowings under a senior secured term loan facility (“The Term Loan”) and the balance from borrowings under a $650.0 million senior secured asset-based revolving credit facility (the “New ABL Facility”).

The Term Loan will mature in December 2022. The Term Loan is subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity.  Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. The Term Loan may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest, and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee applicable. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the Excess Cash Flow (as defined in the Term Loan Credit Agreement) of the Company with respect to each fiscal year ending on or after January 31, 2018.  The percentage of Excess Cash Flow that must be so applied is reduced to 50% if the Company’s senior secured leverage ratio is less than 3.00 to 1.00, to 25% if the Company’s senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if the Company’s senior secured leverage ratio is less than 2.25 to 1.00.

Amounts available under the ABL Facilities are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the Company’s availability under the ABL Credit Agreement.

Upon closing of the acquisition of Donna Karan, the Company’s previous credit agreement (see note 5) was refinanced and replaced by the New ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2017 is referred to as “fiscal 2017”. Vilebrequin, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KH1 and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the nine month period ended October 31, 2016, the results of Vilebrequin, KH1 and KLNA are included for the nine month period ended September 30, 2016. We account for our investment in KLNA and KH1 using the equity method of accounting.

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

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the acquisition of Donna Karan International Inc., including:
-	our ability to integrate the Donna Karan business, to realize the benefits of the Donna Karan acquisition or to do so on a timely basis,
-	our ability to combine our business with the Donna Karan business successfully or in a timely and cost-efficient manner,
-	the increase in our indebtedness as a result of the acquisition,
-	the significant costs we incurred as a result of the acquisition,
-	the significant increase in the amount of our goodwill and other intangibles, and
-	the degree of business disruption relating to the acquisition.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 and in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Acquisition of Donna Karan International Inc.

In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $650 million, subject to certain adjustments. We believe that Donna Karan is one of the world’s most iconic and recognizable power brands. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the Donna Karan brand especially appealing.

In connection with the acquisition, we entered into a debt financing agreement with Barclays Bank PLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated U.S. Bank National Association, HSBC Bank USA, National Association, HSBC Securities (USA) Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC, KeyBank National Association and Capital One, National Association. The financing agreements provided us with a $650 million principal amount, five-year senior secured asset-based revolving credit facility (the “New ABL Facility”) and a $350 million principal amount six year senior secured term loan facility (the “Term Facility”). The New ABL Facility refinanced and replaced our previous credit facility.

The purchase price was paid by us with a combination of (i) cash, (ii) $75 million of newly issued shares of our common stock, par value $0.01 per share, to LVMH and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million. The cash portion of the purchase price was paid from the proceeds of the borrowings under the Term Facility and the balance from borrowings under the New ABL Facility.

The Term Loan will mature in December 2022. The Term Loan is subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity.  Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. The Term Loan may be prepaid, at our option, in whole or in part, at any time at par plus accrued interest, and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee applicable. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018.  The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00.

Amounts available under the ABL Facilities are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on our availability under the ABL Credit Agreement.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard and Black Rivet, as well as under private retail labels. Effective December 1, 2016, we also started selling apparel under the DKNY and Donna Karan brands.

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

In July 2016, we signed a three year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch by Alyssa Milano women’s lifestyle apparel.

In April 2016, Vilebrequin entered into a worldwide license agreement for a line of watches. Vilebrequin also entered into a license agreement for a line of sunglasses. Both lines are expected to commence distribution in 2017.

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

In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, suit separates, performance and denim is in addition to existing Tommy Hilfiger licenses for dresses, men’s and women’s outerwear and luggage. The new license agreement has an initial term of five-years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. In October 2015, we entered into a license agreement for Tommy Hilfiger women’s dresses. The collection was available beginning February 2016 at select department stores, including Macy’s, specialty stores, and e-commerce partners in the United States and Canada. We believe Tommy Hilfiger is an iconic American brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We now ship Tommy Hilfiger dresses, women’s suit separates, women’s performance wear, jeans and luggage. Women’s sportswear will begin shipping during the current fourth quarter.

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

Our retail operations segment consists primarily of our Wilsons Leather and G.H. Bass stores, substantially all of which are operated as outlet stores. As of October 31, 2016, we operated 191 Wilsons Leather stores and 165 G.H. Bass stores, 5 Calvin Klein Performance stores and 1 Karl Lagerfeld store. Two additional Karl Lagerfeld stores opened in November 2016.

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

We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made and new license agreements entered into by us that diversified our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines, expanding distribution channels and developing the retail component of our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended October 31, 2016 compared to three months ended October 31, 2015

Net sales for the three months ended October 31, 2016 decreased to $883.5 million from $909.9 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment decreased to $794.4 million from $807.0 million in the comparable period last year. Net sales of our wholesale operations segment were negatively impacted by a decrease in shipments of outerwear to certain of our retail customers having excess outerwear inventory levels as a result of the warm weather last fall and winter. The decrease in net sales of our wholesale operations segment is also the result of decreases of $14.8 million in sales of our Andrew Marc line of products, $10.3 million in net sales of Kenneth Cole licensed products, $9.3 million in net sales of Kensie licensed products , $7.7 million in net sales of private label products and $7.7 million in net sales of our Guess licensed products. These decreases were offset, in part, by net sales from our new Tommy Hilfiger women’s suits, women’s performance wear and dresses product categories ($24.7 million) and net sales from our new Karl Lagerfeld line of products ($11.7 million) as well as increases in net sales of Calvin Klein licensed products ($11.9 million), with the largest increase in women’s handbags and sportswear categories. Net sales of our retail operations segment decreased to $107.2 million for the three months ended October 31, 2016 from $124.7 million in the same period last year primarily as the result of a 20.0% decrease in Wilsons’ same store sales compared to the same period in the prior year and a 11.1% decrease in G.H. Bass same store sales compared to the same period in the prior year. These decreases are mainly the result of reduction in customer traffic partly attributable to reductions in tourist visitors, greater promotional activity and the warm weather this fall.

Gross profit decreased to $321.5 million, or 36.4% of net sales, for the three months ended October 31, 2016, from $337.1 million, or 37.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.4% in the three months ended October 31, 2016 compared to 34.7% in the same period last year. The gross profit percentage in our retail operations segment was 45.2% for the three months ended October 31, 2016 compared to 45.9% for the same period last year. Gross margins decreased in our Wilsons businesses as a result of the highly promotional environment and our objective of getting our inventories in line for the upcoming season.

Selling, general and administrative expenses increased to $198.3 million in the three months ended October 31, 2016 from $191.0 million in the same period last year. This increase is primarily due to increased facility costs ($5.6 million) and advertising expenses ($2.6 million). Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses, as well as higher rent expense. In addition, we incurred increased promotional expenses related to the launches of Karl Lagerfeld, G.H. Bass and Tommy Hilfiger offset, in part, by a reduction in cooperative advertising. Payroll increases associated with the new divisions were offset by reductions in bonus accruals.

Equity loss in unconsolidated affiliates was $1.4 million as a result of a $2.1 million loss from our 19.2% investment in KH1 offset, in part, by a $616,000 in income from our 49% investment in KLNA. KH1’s loss recorded for the three months ended October 31, 2016 represents our share in KH1’s loss since the acquisition date.

Other income was $896,000 in the three months ended October 31, 2015 and related to a gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin.

Depreciation and amortization increased to $8.0 million in the three months ended October 31, 2016 from $6.6 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons and G.H. Bass stores.

Interest and financing charges, net, for the three months ended October 31, 2016 was $1.7 million compared to $2.0 million for the same period last year as both borrowings and interest rates were steady over the two periods.

Income tax expense for the three months ended October 31, 2016 was $41.4 million compared to a $51.2 million tax expense for the same period last year. Excluding the tax benefit from the equity awards and other discreet items, our effective tax rate remained the same for both periods at 37.0%. For the period ended October 31, 2016, we recorded a $0.7 million tax benefit realized in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.

Nine months ended October 31, 2016 compared to nine months ended October 31, 2015

Net sales for the nine months ended October 31, 2016 decreased to $1.78 billion from $1.82 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment were $1.54 billion in the nine months ended October 31, 2016 and $1.55 billion in the comparable period last year. Our wholesale operations segment had $38.2 million in additional net sales of Tommy Hilfiger licensed products, including dresses, women’s suits and women’s performance wear new product lines, $28.6 million of new Karl Lagerfeld licensed products, as well as a $23.1 million increase in net sales of Calvin Klein licensed products, with the largest increases occurring in women’s handbags and women’s performance wear, and an $13.3 million increase in net sales of Ivanka Trump licensed products. These increases were offset by a $21.1 million decrease in net sales of Kensie licensed products, a $19.6 million decrease in net sales of our Andrew Marc product lines, a $18.4 million decrease in net sales of private label products, a $12.5 million decrease in net sales of Kenneth Cole outerwear licensed products, a $11.9 million decrease in net sales of Guess men’s and women’s outerwear licensed products, a $11.5 million decrease in net sales of our team sport licensed products and a $8.7 million decrease in net sales of Jessica Simpson licensed products . Net sales of our retail operations segment decreased to $302.2 million for the nine months ended October 31, 2016 from $338.7 million in the same period last year primarily as the result of a decrease of 16.9% in Wilsons’ same store sales compared to the same period in the prior year and a decrease of 9.0% in G.H. Bass same store sales compared to the same period in the prior year. These decreases are mainly the result of a reduced demand for outerwear and cold weather products due to lower customer traffic at locations that are frequented by international tourists and a highly promotional outlet and retail environment throughout the year. In addition, sales were negatively impacted by unseasonably warm weather this fall and in the beginning of the year.

Gross profit was $642.8 million, or 36.0% of net sales, for the nine months ended October 31, 2016, and $659.8 million, or 36.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.0% in the nine months ended October 31, 2016 compared to 32.4% in the same period last year. This increase was primarily the result of a more favorable product mix, as well as an increase in gross profit of our non outerwear categories, including for the Calvin Klein, Tommy Hilfiger, Eliza J, Jessica Howard, and Ivanka Trump licensed product lines. The gross profit percentage in our retail operations segment was 44.5% for the nine months ended October 31, 2016 compared to 46.3% for the same period last year. The decrease in gross profit percentage was the result of offering deeper discounts in order to maintain acceptable inventory levels.

Selling, general and administrative expenses increased to $504.5 million in the nine months ended October 31, 2016 from $469.6 million in the same period last year. This increase is primarily due to increased facility costs ($13.6 million), personnel costs ($9.9 million) and advertising expenses ($8.8 million), as well as professional fees associated with the Donna Karan acquisition ($3.0 million). We expect to incur significant additional expenses in connection with our acquisition of Donna Karan during the fourth quarter of fiscal 2017. Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses, as well as higher rent expense resulting from additional retail stores opened since the prior year. Personnel costs increased as a result of staffing for new product lines under new license agreements, as well as an increase in headcount to staff additional retail stores that opened since last year. Advertising costs increased due to the increase in net sales of licensed products and cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products. Additionally, advertising costs increased due to an increase in advertising purchased, an increase in retail stores promotional activities and increased spending in e-commerce initiatives.

Depreciation and amortization increased to $22.9 million in the nine months ended October 31, 2016 from $18.2 million in the same period last year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores.

Equity loss in unconsolidated affiliates was $820,000 as a result of a $2.1 million loss from our 19.2% investment in KH1 offset by $1.2 million in income from our 49% investment in KLNA.

Other income was $896,000 in the nine months ended October 31, 2015 and primarily related to a gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin.

Interest and financing charges, net, for the nine months ended October 31, 2016 were $4.0 million compared to $4.1 million for the same period last year as both borrowings and interest rates were steady over the two periods. We expect interest expense to increase on a going forward basis as a result of the additional expense incurred in connection with the debt outstanding and note issue to finance the acquisition of DKI.

Income tax expense for the nine months ended October 31, 2016 was $38.4 million compared to an income tax expense of $62.5 million for the same period last year. Excluding the tax benefit from the equity awards and other discreet items, our effective tax rate remained the same for both periods at 37.0%. For the period ended October 31, 2016, we recorded a $3.1 million tax benefit realized in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.

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

We had cash and cash equivalents of $45.0 million on October 31, 2016 and $54.3 million on October 31, 2015. Our contingent liability under open letters of credit was approximately $9.8 million as of October 31, 2016 compared to $8.8 million as of October 31, 2015.

Credit Agreement

We have a five-year senior secured credit facility through August 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent for a group of lenders, providing for borrowings in the aggregate principal amount of up to $450 million. Amounts available under the credit agreement are subject to borrowing base formulas and over advances as specified in the credit agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the credit agreement. The credit agreement requires us to maintain a minimum fixed charge coverage ratio, as defined, and under certain circumstances permits us to make payments for cash dividends, stock redemptions and share repurchases, subject to compliance with certain covenants. As of October 31, 2016, we were in compliance with these covenants.

The credit agreement is secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

As previously discussed, upon closing of the acquisition of Donna Karan, this credit agreement was refinanced and replaced by the New ABL Facility.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the three months ended October 31, 2016. As of October 31, 2016, we have approximately 46,031,000 shares of common stock outstanding.

Cash from Operating Activities

We used $117.3 million of cash in operating activities during the nine months ended October 31, 2016, primarily as a result of an increase of $315.4 million in accounts receivable, offset, in part, by our net income of $72.7 million, an increase in income taxes payable of $48.5 million and an increase in accounts payable and accrued expenses of $40.8 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in accounts payable. The fall shipping season begins during the latter half of our second quarter resulting in the increase in accounts receivable during the third quarter. The increase in income taxes payable is a result of the timing of tax payments compared to the prior year.

Cash from Investing Activities

We used $53.8 million of cash in investing activities in the nine months ended October 31, 2016, of which $35.4 million related to our investment in KH1. The remainder of the cash used in investing activities of $18.4 million consisted of capital expenditures related primarily to improving, remodeling, relocating and adding new G.H. Bass, Wilsons and Vilebrequin stores, as well as for additional fixturing costs at department stores.

Cash from Financing Activities

Net proceeds of $83.9 million was provided by financing activities in the nine months ended October 31, 2016, primarily as a result of the net proceeds of  $91.3 million in borrowings under our revolving credit line and taxes paid in connection with the net share settlement of certain vested equity awards.

Financing Needs

We believe that our cash on hand and cash generated from operations together with funds available under our credit agreement, are sufficient to meet our expected operating and capital expenditure requirements and any purchases we may make under our recently expanded share repurchase program. Our acquisition of Donna Karan required us to incur significant additional bank financing as described above under “Acquisition of Donna Karan International Inc.” In the future, we may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more additional acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2016 are those that depend most heavily on these judgments and estimates. As of October 31, 2016, there have been no material changes to our critical accounting policies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016 and in “Item-1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in the Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 6, 2016	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 6, 2016	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

