Form 10-K
period 2017-01-31
G III APPAREL GROUP LTD /DE/
filed 2017-04-03
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒
As of July 31, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,638,155,776.
The number of outstanding shares of the registrant’s Common Stock as of March 31, 2017 was 48,640,443.
Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 15, 2017, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

 —
our ability to combine our business with the Donna Karan business successfully or in a timely and cost-efficient manner,

 —
the increase in our indebtedness as a result of the acquisition,

 —
the significant costs we incurred in connection with the acquisition,

 —
the significant increase in the amount of our goodwill and other intangibles, and

 —
the degree of business disruption relating to the acquisition.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part I of this Form 10-K under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
WEBSITE ACCESS TO REPORTS
Our website is www.g-iii.com. We make available, free of charge, on our website (under the heading “Investor Relations”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including copies of our Code of Ethics, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1.   BUSINESS.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2017 is referred to as “fiscal 2017.”
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Weejuns, Andrew Marc, Marc New York, Eliza J and Jessica Howard, as well as under licensed brands and private retail labels.
We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld, Levi’s, Docker’s, Kenneth Cole, Cole Haan and Guess?. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Hands High, Touch by Alyssa Milano and over 140 U.S. colleges and universities.
Our products are sold through a cross section of leading retailers such as Macy’s, TJX Companies, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Ross Stores, Dillard’s, Burlington Coat Factory, the Bon-Ton Stores, Nordstrom and JC Penney.
We also distribute apparel and other products through our own retail stores. Substantially all of our DKNY, Wilsons Leather and G.H. Bass stores are operated as outlet stores. As of January 31, 2017, we operated 190 Wilsons Leather stores, 163 G.H. Bass stores, 50 DKNY stores, 5 Calvin Klein Performance stores and 3 Karl Lagerfeld Paris stores, of which 403 were located in the continental U.S. and Puerto Rico and 8 are located internationally. Wilsons Leather, G.H. Bass and DKNY each operate their own on-line store. In addition, as of January 31, 2017, Vilebrequin products were distributed through 88 company-operated stores, as well as through 58 franchised locations and an e-commerce store in both Europe and the United States.
Recent Acquisitions
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.
In December 2016, we acquired Donna Karan International, Inc. from LVMH Moet Hennessy Louis Vuitton Inc. We believe that Donna Karan owns some of the world’s most iconic and recognizable power brands, including DKNY, Donna Karan and DKNY Jeans. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.
In March 2017, we entered into an agreement with Macy’s under which Macy’s will serve, beginning February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s will have the exclusive rights to sell DKNY women’s apparel, including women’s sportswear, dresses, suit separates, sport, denim, swim and outerwear, as well as, handbags and women’s shoes in all Macy’s locations and Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand. We also intend to re-launch Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted to fine department stores nationwide. We will continue to operate the freestanding global DKNY stores and DKNY.com. We also will maintain DKNY’s agreements with international license partners and distributors outside of the United States. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories in the DKNY family will continue to be sold to department stores, including Macy’s.
In February 2016, we acquired a 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between us and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. In June 2015, we acquired a 49% interest in a joint venture that holds brand rights to the Karl Lagerfeld trademarks for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We are also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s shoes and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016, Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017 and Karl Lagerfeld women’s suits in the third quarter of fiscal 2017.
Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past 20 years.
In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch by Alyssa Milano women’s lifestyle apparel.
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, suit separates, performance and denim is in addition to existing Tommy Hilfiger licenses for dresses, men’s and women’s outerwear and luggage. The new license agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We sell Tommy Hilfiger dresses, women’s suit separates, women’s performance wear, jeans and luggage. Women’s performance wear and women’s suits began shipping during the third quarter of fiscal 2017.
In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites. We started to ship Hands High products to over 40 universities in July 2016.
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
Licensing
As we have increased our portfolio of proprietary brands, we have licensed these brands in categories outside our core competencies. We began licensing Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2012 and 2013. Our licensing program will significantly increase as a result of owning the Donna Karan and DKNY brands.

The DKNY brand is currently licensed for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing and home furnishings. We intend to focus on the expansion of licensing opportunities for the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry.
G.H. Bass is licensed for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, men’s accessories and women’s hosiery.
Vilebrequin has recently entered into licenses for watches and sunglasses. Both of these new lines are expected to commence distribution in 2017.
Segments
Starting with the first quarter of fiscal 2016, we began reporting based on two segments: wholesale operations and retail operations. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan International (“DKI”) business are included in the wholesale operations segment. The retail operations segment consists of our Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.
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
Broad portfolio of recognized brands.   We have built a broad and deep portfolio of over 40 licensed and proprietary brands. We believe we are a licensee of choice for well-known brands, as demonstrated by our partnerships with such brands as Calvin Klein, Tommy Hilfiger, Karl Lagerfeld, Levi’s, Dockers, Kenneth Cole, Cole Haan and Guess?, that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and team sports categories catering to a wide range of customers. In addition to our licensed brands, we own a number of successful proprietary brands, including DKNY, Donna Karan, Vilebrequin, G.H. Bass, Weejuns, Andrew Marc, Marc New York, Eliza J and Jessica Howard. In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of well-established and newer brands. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:
Women’s	Men’s	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Tommy Hilfiger	Tommy Hilfiger	Major League Baseball
Karl Lagerfeld Paris	Karl Lagerfeld Paris	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole NY	Kenneth Cole NY	Touch by Alyssa Milano
Cole Haan	Cole Haan	Hands High
Levi’s	Levi’s	Collegiate Licensing Company
Vince Camuto	Vince Camuto	Major League Soccer
Ivanka Trump	Dockers	Starter
Ellen Tracy		Warrior by Danica Patrick
Kensie
Jessica Simpson
Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Donna Karan	G-III for Her
Andrew Marc	Andrew Marc
Marc New York	Marc New York
Vilebrequin	Vilebrequin
G.H. Bass	G.H. Bass
Black Rivet	Black Rivet
Wilsons	Wilsons
Eliza J
Jessica Howard
Diversified distribution base.   We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 2,400 customers, including a cross section of retailers such as Macy’s, TJX Companies, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Ross Stores, Dillard’s, Burlington Coat Factory, the Bon-Ton Stores, Nordstrom and JC Penney, as well as membership clubs such as Costco and Sam’s Club and e-commerce retailers such as Amazon. We believe our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. Our Wilsons Leather retail stores provide an additional distribution network for our products. We distribute our G.H. Bass products through our G.H. Bass outlet stores and through licensees, and distribute Vilebrequin products through a network of company owned and franchised specialty retail stores and shops, as well as through select wholesale distribution channels. Our DKNY and Donna Karan products are sold through wholesale distribution, licensees and our own DKNY outlet stores.
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
Experienced management team.   Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 40 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for almost 20 years, Neal S. Nackman, our Chief Financial Officer, has been with us for almost 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for 15 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions over the last twelve years, while also adding numerous new licenses and licensed products.
Growth Strategy
Our goal is to continue to expand our position as an all-season diversified apparel and accessories company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:
Execute diversification initiatives.   We are continually seeking opportunities to produce products for all seasons. Over the past five years we have diversified through the acquisition and licensing of well-known brands. We have initiated the following diversification efforts:
•
In December 2016, we acquired Donna Karan, which we believe owns some of the world’s most iconic and recognizable power brands, including DKNY, Donna Karan and DKNY Jeans. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.

•
In March 2017, we entered into an agreement with Macy’s under which Macy’s will serve, beginning February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s will have the exclusive rights to sell DKNY women’s apparel, including. women’s sportswear, dresses, suit separates, sport, denim, swim and outerwear, as well as, handbags and women’s shoes in all Macy’s locations and Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand. Products outside of women’s apparel and accessories and all products distributed by DKNY’s various licensees will continue to be sold to a broad range of department stores, including Macy’s. We also intend to re-launch Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted to fine department stores.

•
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license for womenswear which includes sportswear, suit separates, performance and denim. These categories are in addition to our other licenses for Tommy Hilfiger dresses, men’s and women’s outerwear and luggage. We believe that Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s appeal.

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

•
We have continually expanded our relationship with Calvin Klein, our most important license relationship. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. Between 2005 and 2013, we added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, men’s and women’s swimwear, women’s handbags and small leather goods and luggage, as well as to operate Calvin Klein Performance retail stores in the United States. In March 2014, the term of each of our Calvin Klein license agreements was extended to December 31, 2023.

Continue to grow our apparel business.   We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business. Specifically, our Calvin Klein businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Most recently, we acquired the Donna Karan business, including the DKNY brand, and added licenses for womenswear, outerwear and dresses under the Tommy Hilfiger brand. Our acquisition of Andrew Marc added two well-known proprietary brands in the men’s and women’s apparel market, as well as licenses for men’s and women’s outerwear under the Levi’s and Dockers brands.
Grow our licensing business.   As we have increased our portfolio of proprietary brands, we have licensed these brands in categories outside our core competencies. We began licensing Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2012 and 2013. We expect to significantly increase our licensing program as a result of our ownership of the Donna Karan and DKNY brands. Donna Karan and DKNY are some of the world’s most iconic and recognizable power brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. G-III intends to grow royalty streams through expansion of additional categories with existing Donna Karan and DKNY licensees, as well as new categories with new licensees. We also plan to continue seeking licensing opportunities for other brands we own such as G.H. Bass, Andrew Marc and Vilebrequin.
Add new product categories.   We have been able to leverage our expertise and experience in the apparel business, our relationships with our licensors and our sourcing capabilities to expand our licenses to new product categories such as dresses, sportswear, women’s suits, women’s performance wear, footwear and men’s and women’s swimwear. We expanded our licenses with Calvin Klein beyond apparel categories to include women’s handbags, small leather goods, cold weather accessories and luggage. In addition, we added luggage to the products we sell under the Tommy Hilfiger brand and added swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin. Our acquisition of G.H. Bass added footwear to our product mix. We will attempt to expand our distribution of products in these and other categories under licensed brands, our own brands, including the recently acquired Donna Karan brands, and private label brands.
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

We work with a diversified group of retail chains, such as Costco, Express, Kohl’s, JC Penney, Ross Stores, Lord & Taylor and Stein Mart in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.
Our in-house designers are responsible for the design and look of our licensed, proprietary and private label products. We work closely with our licensors to create designs and styles for each of our licensed brands. Licensors generally must approve products to be sold under their brand names prior to production. We maintain a global pulse on styles, using trend services and color services to enable us to quickly respond to style changes in the apparel industry. Our experienced design personnel and our focused use of outside services enable us to incorporate current trends and consumer preferences in designing new products and styles.
Our design personnel meet regularly with our sales and merchandising departments, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East for inspiration. Our designers present sample items along with their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.
Wholesale Operations
Our wholesale operations segment includes sales of products licensed by us from third parties, as well as sales of products under our own proprietary brands and private label brands. Revenues from our wholesale operations accounted for 80.9% of our net sales in fiscal 2017 compared to 79.1% of our net sales in fiscal 2016 and 77.8% of our net sales in fiscal 2015. Revenues from the wholesale operations of Donna Karan are included for the last two months of fiscal 2017.
Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years. In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. We have expanded our relationship with Tommy Hilfiger to include a license for womenswear in February 2016. Our Tommy Hilfiger dress license entered into in April 2015 was incorporated into the women’s wear license effective January 1, 2017. In June 2015, we entered into a license for Karl Lagerfeld women’s apparel, women’s handbags and men’s outerwear. In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon.

The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.
License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s dresses)	December 31, 2023	None
Calvin Klein (Women’s suits)	December 31, 2023	None
Calvin Klein (Women’s performance wear)	December 31, 2023	None
Calvin Klein (Women’s better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women’s performance retail)	December 31, 2023	None
Calvin Klein (Men’s and women’s swimwear)	December 31, 2023	None
Cole Haan (Men’s and women’s outerwear)	December 31, 2020	December 31, 2025
Dockers (Men’s outerwear)	November 30, 2017	None
Ellen Tracy (Women’s outerwear, dresses and suits and men’s outerwear)	December 31, 2018	December 31, 2021
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018	December 31, 2023
Karl Lagerfeld (Women’s apparel, women’s handbags, men’s and women’s outerwear, women’s shoes)	December 31, 2020	December 31, 2030
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2019	December 31, 2022
Kensie (Women’s sportswear, dresses, suits, activewear and sweaters)	January 31, 2021	None
Levi’s (Men’s and women’s outerwear)	November 30, 2017	None
Tommy Hilfiger (Men’s and women’s outerwear)	December 31, 2021	December 31, 2025
Tommy Hilfiger (Luggage)	December 31, 2017	None
Tommy Hilfiger (Women’s sportswear, dresses, suit separates, performance wear and denim)	December 31, 2021	December 31, 2025
Vince Camuto (Women’s dresses)	December 31, 2017	December 31, 2020
Vince Camuto (Men’s outerwear)	December 31, 2017	December 31, 2020
Team Sports Licenses
Collegiate Licensing Company)*	March 31, 2017	None
Major League Baseball (Men’s)*	October 31, 2017	None
Major League Baseball (Ladies)*	October 31, 2017	None
National Basketball Association	September 30, 2017	None
National Football League	March 31, 2020	None
National Hockey League*	March 31, 2017	None
Hands High	December 31, 2018	December 31, 2026
Starter	December 31, 2019	None

*
Renewal discussions in process

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
Proprietary Brands
Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J, Jessica Howard and Andrew Marc. We acquired G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide. Most recently, we acquired Donna Karan which, along with DKNY, are iconic and recognizable power brands.
Donna Karan
The Donna Karan business has a portfolio of some of the world’s most iconic fashion brands, including DKNY, Donna Karan and DKNY Jeans. First launched in 1984, Donna Karan designs, sources, markets, retails, and distributes collections of women’s and men’s clothing, sportswear, accessories and shoes under the DKNY and Donna Karan brand names.
The Donna Karan’s wholesale business derives its revenues from two sources:
•
Wholesale — Donna Karan maintains partnerships with Neiman Marcus, Bloomingdale’s, Nordstrom, Lord & Taylor, Saks Fifth Avenue, Harrods and Harvey Nichols, as well as best-in-class international distributors.

•
Royalties — Donna Karan maintains strong relationships with category leading license partners, including Estee Lauder, Fossil, Hanes and Luxottica.

Over the last two years under its prior ownership, Donna Karan has undergone a significant restructuring and repositioning of its business. Significant steps were taken to elevate the brand and reduce overhead costs. In wholesale, Donna Karan exited the Donna Karan Collection, DKNY Jeans and DKNYC lines. It significantly reduced distribution by reducing or eliminating sales to off-price and club accounts. Certain company initiatives to elevate the DKNY brand (e.g., less logo product) also impacted sales and distribution. Although strong license relationships remain, royalty revenues have decreased due to terminated license agreements and underperformance of certain licensees due to both company-specific and sector trends. With Donna Karan’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop a strong licensing and distribution base. We believe that the DKNY brand has the potential for significant growth. In addition, other areas for growth include the relaunch of Donna Karan Collection and DKNY Jeans, as well as increased licensing revenues. We expect sales growth across multiple categories, led by sportswear, jeans and footwear.
The distribution agreement we signed with Macy’s in March 2017 will provide us with the opportunity to distribute through Macy’s retail network a total wardrobe for a woman’s active, modern lifestyle. New products developed will reflect the DKNY brand DNA and emphasize a strong price-value relationship. We believe that DKNY has the potential to be the premier fashion and lifestyle brand. Products outside of women’s apparel and accessories and all products distributed by DKNY’s various licensees will continue to be sold to a broad range of department stores, including Macy’s. G-III will also maintain DKNY’s agreements with international brand partners and distributors outside of the United States.
We also believe that the traditional Donna Karan brand also contains significant growth potential. We intend to re-launch Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted to fine department stores.
Additionally, we believe there is untapped global licensing potential in several men’s categories, as well as home and jewelry. G-III intends to grow royalty streams through expansion of additional categories with existing licensees, as well as new categories with new licensees.
Donna Karan also strengthens our online retail channels and brick-and-mortar store base. We believe there are multiple opportunities to focus and enhance the DKNY and Donna Karan’s websites, prudently expand retail stores over the long term, including through conversion of stores within the existing G-III retail base, and capitalize on industry relationships to ensure premium product placement in department and other retail stores nationwide. The distribution agreement we signed with Macy’s provides us with the opportunity to bring together DKNY’s remarkable global brand recognition and Macy’s footprint as one of the largest nationwide retailers.
Vilebrequin
Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 50 countries around the world. Vilebrequin has also licensed its brand for the wholesale distribution of watches and sunglasses. We believe that Vilebrequin is capable of significant worldwide expansion. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2017, Vilebrequin products were distributed through 88 company-operated stores, as well as through 58 franchised locations, an e-commerce store in both Europe and the United States and select wholesale distribution.
Vilebrequin’s iconic designs and reputation are linked to its French Riviera heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, fabric quality and well-designed cut. In addition to swimwear, Vilebrequin sells a line of resort wear products, including shirts, T-shirts, Bermuda shorts and trousers, and related accessories, including hats, beach bags, beach towels, shoes, sunglasses and watches. Vilebrequin also offers a collection of women’s swimwear and resort wear. We believe that Vilebrequin is a powerful brand. We plan to continue adding more company operated and franchised retail locations and increase our wholesale distribution of Vilebrequin product throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.
Andrew Marc
Andrew Marc and Marc New York provide us with upscale company-owned brands. We utilize our own in-house capabilities to create our core men’s and women’s outerwear and women’s performance wear. We also license these brands to select third parties in certain categories.
Retail Operations
We are a national retailer of outerwear, apparel, footwear and accessories in the United States. As of January 31, 2017, our retail operations segment consisted of 411 leased retail stores, of which 190 are stores operated under our Wilsons Leather name, 163 are stores operated under our G.H. Bass brand, 50 stores are operated under our DKNY brand, 5 stores are operated under the licensed Calvin Klein Performance brand and 3 stores are operated under the Karl Lagerfeld Paris brand. Each of Wilsons Leather, G.H. Bass and DKNY also operates its own online store.
Substantially all of our Wilsons Leather, G.H. Bass and DKNY stores are operated as outlet stores and located in larger outlet centers. Wilsons Leather’s stores average approximately 3,614 square feet, Bass stores average approximately 5,869 square feet and DKNY stores average approximately 3,995 square feet. Given the current retail environment, we have decided to rationalize our retail operations by closing underperforming locations, renegotiating certain of our lease agreements and focusing our efforts on the most profitable stores. We expect aggregate store count to decline over the next few years and anticipate closing 60 stores by the end of fiscal 2018 and, possibly, an additional 55 stores by the end of fiscal 2019. We are also planning to close 4 DKNY stores in fiscal 2018. The prior owner of the Donna Karan business closed approximately 25 Donna Karan and DKNY stores since 2014 prior to our acquisition of the business.
Our Wilsons Leather retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons Leather stores includes both products sold to us by G-III’s wholesale operations segment, as well as products sourced by us. Accessories are purchased from third parties. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center, as well as four regional distribution centers, to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.
Our G.H. Bass stores offer casual and dress shoes for men and women. Most of our G.H. Bass stores also carry apparel for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. G.H. Bass stores sell footwear, apparel and accessories under the G.H. Bass brand. It also sells footwear under our Weejuns brand. We sell G.H. Bass products through outlet stores located in the United States. We also license the G.H. Bass brand for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, women’s hosiery and accessories.
Our DKNY stores offer a large range of products including sportswear, sport, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Envisioned as a complete lifestyle shopping experience, the DKNY stores aim to transport the customer into the DKNY brand from the moment they enter the city of DKNY. The DKNY merchandising philosophy will be designed around the principles of zones and classifications to establish a consistent product message and category “ownerships” as well as product presentations with a distinctly DKNY point of view.
Revenues from our retail operations, before intercompany eliminations, accounted for 19.1% of our net sales in fiscal 2017 compared to 20.9% of our net sales in fiscal 2016 and 22.2% of our net sales in fiscal 2015. Revenues from DKNY’s retail operations are included for the last two months of fiscal 2017.
Manufacturing and Sourcing
G-III arranges for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, Jordan, India, Bangladesh, Pakistan, Sri Lanka, Thailand, Myanmar and Central and South America. Vilebrequin’s products are manufactured in Bulgaria, Italy, Tunisia, Turkey and Morocco. A small portion of our garments are manufactured in the United States.
We currently have representative offices in Hangzhou, Nanjing and Qingdao, Donguan, China, as well as in Vietnam and Indonesia. These offices act as our liaison with manufacturers in the Far East. As of January 31, 2017, we had 374 employees in these representative offices.
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
To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. The Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2017, we had 31 employees in our Hong Kong office.

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
A majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection and allocation, as well as reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.
Customs and Import Restrictions
Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 32%, depending upon the type of fabric used, how the garment is constructed and the country of export. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels, as well as quota restrictions. Any action by the new administration in the United States to increase tariffs on imported goods would adversely affect our business. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.
Apparel and other products sold by us are also subject to regulations that relate to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment.
Raw Materials
We purchase substantially all of the products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our products which are generally available from numerous sources. The apparel industry competes with manufacturers of many other products for the supply of raw materials. In prior years, the majority of our raw material inventory consisted of leather skins. Until recently, we provided these raw materials to one of our subcontractors in China to manufacture some of our leather products. Going forward, we are planning to work with manufacturers who use their own leather skins inventory.
Marketing and Distribution
G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,400 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our DKNY, G.H. Bass, Wilsons Leather, Vilebrequin and Andrew Marc websites.

Sales to our 10 largest customers accounted for 64.1% of our net sales in fiscal 2017 compared to 63.5% of our net sales in fiscal 2016 and 58.4% of our net sales in fiscal 2015. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 21.8% of our net sales in fiscal 2017 compared to 20.8% of our net sales in fiscal 2016 and 18.7% of our net sales in fiscal 2015. Sales to Macy’s may increase as a percentage of our net sales as a result of our new expanded license agreement with Tommy Hilfiger and sales of DKNY product to Macy’s, including as a result of the distribution agreement entered into in March 2017. The loss of this customer or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.
A substantial majority of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 8.6% of our net sales in fiscal 2017. See Note K to our Consolidated Financial Statements for information with respect to revenues and long-lived assets attributed by geographic region.
G-III’s products are sold primarily through a direct sales force consisting of 260 employees at January 31, 2017. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by independent sales representatives located throughout the United States. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada. Sales outside of the United States are managed by 13 salespeople located in our offices across Asia. At January 31, 2017, (i) the Donna Karan direct sales force consisted of 54 sales people located in the United States and in Europe, (ii) we employed 8 salespeople located in Canada with respect to sales of Kensie product and (iii) Vilebrequin employed 13 salespeople, most of them located across Europe.
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
Our marketing and press efforts on behalf of the DKNY and Donna Karan brands are highly focused around communicating brand DNA and visual identity for the new evolution of DKNY and Donna Karan. We are seeking to re-build the brand image through high impact ad campaigns that feature socially relevant talent. We are striving to create noteworthy marketing initiatives, collaborations and image programs to build brand awareness and bring in a new young customer. Donna Karan and DKNY will continue to support global licensees with brand campaigns and product images to tell the brand story. We expect to invest in digital media and storytelling for brand amplification and to establish comprehensive commercial marketing tools that will support our global wholesale and retail channels.
Marketing efforts by Wilsons Leather and G.H. Bass are primarily focused on increasing store traffic and then converting customers to buyers. This goal is mainly accomplished through our customer relations programs, local advertising and mall marketing promotions along with marketing initiatives through the Internet, social media and public relations support. We continue to revitalize and build the G.H. Bass heritage brand through products featuring new design and comfort technology, improved assortments and additional category licenses with strong partners.
Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints and expanding the range of its products to new categories such as women’s swimwear, ready to wear and accessories. Besides its traditional advertising networks (print and outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement and public relations. Through the growth of its network of stores, distributors and franchisees, Vilebrequin is seeking to reinforce its position in its traditional markets, such as the United States and Europe, and to develop new markets in Asia and the Middle East.
We advertise our Andrew Marc brand and are engaged in both cooperative advertising programs with retailers and direct to the consumer. We are focused on creating an image that will broaden the lifestyle appeal of our Andrew Marc brands. Our marketing strategy is focused on media, public relations and channel marketing. Our media strategy for Andrew Marc includes traditional print, such as catalogs, and outdoor advertising, as well as digital and social media initiatives.

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
Seasonality
Retail sales of outerwear and other apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 54% of our net sales in fiscal 2017, 57% of our net sales in fiscal 2016 and 56% of our net sales in fiscal 2015. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future. The addition of the Donna Karan businesses is not expected to significantly impact the seasonality of our business.
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
Trademarks
We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our wholesale operations segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, G.H. Bass, Weejuns, Wilsons, Andrew Marc, Marc New York, Eliza J, Jessica Howard and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.
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

Employees
As of January 31, 2017, we had 8,734 employees, of whom 551 worked in executive or administrative capacities, 1,299 worked in design, merchandising and sourcing, 756 worked in warehouse and distribution facilities, 260 worked in wholesale sales, and 5,868 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 2,184 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of any of our operations due to a labor disagreement with our employees.
G-III is a party to an agreement with a labor union. As of January 31, 2017, this agreement covers approximately 465 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2017. Through its membership in an association, G-III’s subsidiary The Donna Karan Company LLC is a party to an agreement with the same union. The Donna Karan agreement covers approximately 27 full time employees, most of whom work in their warehouse in New Jersey. This agreement is currently in effect through May 31, 2019.
G-III’s subsidiary The Donna Karan Company LLC is also a party to an agreement with another labor union. As of January 31, 2017, this agreement covers approximately 10 of our full-time employees, most of whom work as pattern makers in our New York offices. The agreement is currently in effect through May 31, 2019.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers.
Name	Age	Position
Morris Goldfarb	66	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	57	Vice Chairman, President and Director
Wayne S. Miller	59	Chief Operating Officer and Secretary
Neal S. Nackman	57	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	40	Executive Vice President
Morris Goldfarb is our Chairman of the Board and Chief Executive Officer, as well as one of our directors. Mr. Goldfarb has served as an executive officer of G-III and our predecessors since our formation in 1974.
Sammy Aaron is our Vice Chairman and President, as well as one of our directors. He has served as an executive officer since we acquired the Marvin Richards business in July 2005. Mr. Aaron is also the Chief Executive Officer of our Calvin Klein divisions. Prior to joining G-III, he served as the President of Marvin Richards from 1998 until July 2005.
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
Jeffrey Goldfarb has been our Executive Vice President and Director of Strategic Planning since June 2016. He has been employed by G-III in a number of other capacities since 2002. Prior to becoming Executive Vice President, he served as our Director of Business Development for more than five years. Jeffrey Goldfarb is the son of Morris Goldfarb.

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
We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2017, net sales of licensed product accounted for 60.7% of our net sales compared to 59.2% of our net sales in fiscal 2016 and 57.6% of our net sales in fiscal 2015.
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
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH Corp. We have three different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. In February 2016, we significantly expanded our relationship with Tommy Hilfiger through a new license for women’s sportswear, suit separates, performance and denim. Our Tommy Hilfiger dress license was also incorporated into this new license. Net sales of these two brands owned by PVH constituted approximately 44% of our net sales in fiscal 2017. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our business and the success of our products could also be harmed if we are unable to maintain or enhance the images of our proprietary brands.
Our success has also been due to the growth of our proprietary brands, their favorable images and our customers’ connection to our brands. Our recent acquisition of Donna Karan and its DKNY and Donna Karan brands, further expands our portfolio of proprietary brands. If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.
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
Our 10 largest customers, all of which are department or discount store groups, accounted for approximately 64.1% of our net sales in fiscal 2017, 63.5% of our net sales in fiscal 2016 and 58.4% of our net sales in fiscal 2015, with the Macy’s Inc. group accounting for approximately 21.8% of our net sales in fiscal 2017. We expect that the percentage of our sales to Macy’s will increase as a result of our new womenswear license agreement with Tommy Hilfiger and DKNY’s distribution agreement with Macy’s entered into in March 2017. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. A number of large department or discount store groups, including Macy’s, have announced their intention to close a significant number of stores. This reduction in store count could adversely affect our results of operations.
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
All of the stores operated by us are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Our exposure with respect to retail store leases increased as a result of our acquisition of Donna Karan. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal, on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.
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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2017, outlet malls experienced a reduction in consumer traffic which adversely affected the results of our retail operations segment. Our outlet stores benefit from the ability of a mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of outlet malls as shopping destinations. Changes in areas around our existing retail locations, including the type and nature of the other retailers located near our stores, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. A reduction in outlet mall traffic as a result of these or other factors could materially adversely affect our business.
Our ability to successfully open and operate new retail stores depends on many factors.
Our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to:
•
identify new markets where our products and brand image will be accepted or the performance of our retail stores will be successful;

•
obtain desired locations, including store size and adjacencies, in targeted malls;

•
negotiate acceptable lease terms, including desired rent and tenant improvement allowances, to secure suitable store locations;

•
achieve brand awareness, affinity and purchase intent in the new markets;

•
hire, train and retain store associates and field management;

•
assimilate new store associates and field management into our corporate culture;

•
source and supply sufficient inventory levels; and

•
successfully integrate new retail stores into our existing operations and information technology systems.

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
Risk Factors Relating to the Acquisition of Donna Karan International
Our failure to successfully integrate the Donna Karan business or realize the benefits of this acquisition in a timely and cost-efficient manner could adversely affect our business.
The success of the Donna Karan acquisition will depend, in part, on our ability to fully realize the anticipated benefits of adding the Donna Karan business to our portfolio. Prior to our acquisition, sales of the Donna Karan business were decreasing, in large part due to restructuring decisions made by the prior owner. The Donna Karan business incurred significant net losses in the year ended December 31, 2015 and the nine months ended September 30, 2016, as well in the two months of our fiscal 2017 year after we acquired Donna Karan. In addition, at the time of the acquisition, its retail operations were experiencing declines in comparable store sales, sales per square foot and gross margins. To realize the anticipated benefits of the transaction, as well as operate on a profitable basis, we must successfully integrate the Donna Karan business into our business, increase sales of DKNY and other Donna Karan products and improve the operations of the company. Any failure to timely realize these anticipated benefits could have a material adverse effect on our results of operations and financial position.
Donna Karan and G-III operated independently until the completion of the acquisition on December 1, 2016. Employees of Donna Karan may experience uncertainty about their roles within the combined company, which may adversely affect our ability to retain or recruit key managers and other employees. A number of senior employees of Donna Karan decided to leave the company after its acquisition by us, including the company’s chief executive officer and creative designers. We will need to assimilate new key personnel and hire additional key personnel in order to successfully operate the Donna Karan business. Uncertainty and the integration process could result in: the loss of key employees, suppliers, distributors, other business partners or significant customers; decreases in revenues; increases in taxes or operating or other costs; and the disruption of Donna Karan’s or G-III’s ongoing business, any of which could limit our ability to achieve the anticipated benefits of the Donna Karan acquisition and have an adverse effect on our operating results. Integration efforts will also require substantial commitments of management time and attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to our business.
We have entered into an exclusive arrangement with Macy’s with respect to DKNY women’s apparel and accessories commencing February 2018. If this arrangement does not result in significant sales of DKNY product, our results of operations could be adversely affected.
In March 2017, we entered into an agreement with Macy’s under which Macy’s will serve, beginning February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. We will need to sell a significant amount of DKNY product to Macy’s in order for us to realize the anticipated benefits of our acquisition of the Donna Karan business. For this acquisition to be successful, we also need to sell DKNY product outside women’s apparel and accessories to Macy’s and other department stores and our licensees will need to sell licensed DKNY product to Macy’s and other department stores. Other department stores could decide to carry lower amounts of DKNY products, or not to carry DKNY products at all, as a result of our exclusive arrangement with Macy’s. If Macy’s is not able to sell a significant amount of DKNY product or if other department stores reduce their amount of purchases of DKNY product or decide not to sell DKNY product, our results of operations could be adversely affected.
Our indebtedness increased following the completion of the acquisition of Donna Karan, which could adversely affect us.
Following the completion of the acquisition of Donna Karan, our indebtedness significantly increased. We entered into a new $650 million senior secured asset-based revolving credit facility, which replaced our previous $450 million facility, and a $350 million senior secured term loan facility (collectively, the “Bank Debt”). In addition to the indebtedness under the Bank Debt, we also incurred $125 million of debt pursuant to a junior lien secured note in favor of the seller of the Donna Karan business. The increase in the amount of our outstanding debt could adversely affect us by decreasing our business flexibility and increasing our borrowing costs. The Bank Debt contains certain restrictive covenants imposing operating and financial restrictions on us. These covenants restrict our ability and the ability of certain of our subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. The revolving credit facility also requires us to comply with certain financial covenants.
The operating restrictions and financial covenants in the Bank Debt may limit our ability to finance future operations, capital needs or acquisitions or to engage in other business activities. Our ability to comply with financial covenants could be materially affected by events beyond our control, and there can be no assurance that we will satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing or reduce our expenditures. We may be unable to obtain such waivers, amendments or alternative or additional financing on favorable terms, or at all.
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

•
reducing our flexibility in planning for or reacting to changes in our industry or market conditions;

•
making us more vulnerable in the event of a downturn in our business operations or in the economy; and

•
exposing us to interest rate risk given that a substantial portion of our debt obligations is at variable interest rates.

The Term Facility was the first debt issued by us that was rated by rating agencies. Our credit rating and ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms.
Our access to the debt markets and the terms of such access depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. The Term Facility was the first debt issued by us that was assigned a rating by the major credit rating agencies. These ratings are based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations.
We incurred significant transaction costs as a result of the Donna Karan acquisition and will continue to incur costs as a result of this acquisition.
We incurred significant one-time transaction costs related to the Donna Karan acquisition. These transaction costs included investment banking, lender, accounting and legal fees and expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the Donna Karan acquisition. Additional costs will be incurred in connection with integrating the Donna Karan business with our business. Costs incurred in connection with the Donna Karan acquisition and integration may be higher than expected. These costs could adversely affect our financial position and results of operations.
Donna Karan will be subject to additional regulatory requirements as a result of becoming part of a publicly-traded company in the United States.
Prior to our acquisition of Donna Karan, it was an indirect, wholly-owned subsidiary of a company that is traded on the Paris Bourse. As such, Donna Karan was not subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws, as well as the compliance obligations of the Sarbanes-Oxley Act of 2002, including with respect to internal control over financial reporting, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, including with respect to the use of so-called “conflict minerals.” Compliance with these new obligations as a result of Donna Karan becoming a part of G-III, a publicly-traded company in the United States, will require significant resources and management attention, and any failure to comply could have a material adverse effect on us.
Risk Factors Relating to the Operation of Our Business
If we lose the services of our key personnel, or are unable to attract key personnel, our business will be harmed.
Our future success depends on Morris Goldfarb, our Chairman and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the price of our shares. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals or the inability to attract key personnel could also adversely affect us.
We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.
Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition, such as our recent acquisition of Donna Karan. We also might not be successful in identifying or negotiating suitable acquisitions which could negatively impact our growth strategy.
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
We incurred significant additional debt in connection with our acquisition of Donna Karan. The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our revolving credit agreement which currently extends to December 2021. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.
Our business is highly seasonal.
Retail sales of apparel have traditionally been seasonal in nature. Historically, we have been dependent on our sales from July through November for the substantial majority of our net sales and net income. Net sales in the months of July through November accounted for approximately 54% of our net sales in fiscal 2017, 57% of our net sales in fiscal 2016 and 56% of our net sales in fiscal 2015. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a disproportionate amount of our net sales and a substantial majority of our net income for the foreseeable future.
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
An important part of our strategy is to expand the types of products we offer. During the past few years, we have added licenses for new lines of women’s suits, dresses, performance wear, sportswear and men’s and women’s swimwear, as well as women’s handbags, small leather goods and luggage. We became a manufacturer of swimwear, resort wear and related accessories as a result of our acquisition of Vilebrequin and a manufacturer of footwear as a result of our acquisition of G.H. Bass. We intend to continue to add additional product lines and expand existing brands into new product lines in the future. As is typical with new products, demand and market acceptance for any new products we introduce will be subject to uncertainty. Designing, producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sales or that sales that are generated will be sufficient to cover our expenditures.
Operation of our Vilebrequin business involves costs and uncertainties.
Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, online stores, as well as through select wholesale distribution. Our success with Vilebrequin will be dependent, in part, on our ability to protect and enhance the reputation and status of the Vilebrequin brand and maintain the distinctive design and construction of Vilebrequin’s key swimwear products that utilize a specialized fabric. As a result, Vilebrequin sources a significant majority of its product with a limited number of manufacturers. Any disruption in the operations of these manufacturers could create an inability to supply required goods to our stores or to our wholesale customers in a timely fashion or without a significant delay, as we may not be able to quickly find another manufacturer that can meet Vilebrequin’s production requirements. Operation of an international retail and wholesale business could divert our management’s time and resources from our core domestic business and could negatively impact our results of operations.

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
In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the expansion of our Donna Karan, Vilebrequin and G.H. Bass businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

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
Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including as a result of our Donna Karan and Vilebrequin businesses. Recently, the economic situation in Europe has been unstable, arising from concerns that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts, as well as overall weak economic performance within the European market. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.
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
Our ability to capitalize on the potential of our international operations, including to realize the benefits of our Donna Karan and Vilebrequin businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:
•
the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•
compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•
unexpected changes in regulatory requirements; and

•
new tariffs or other barriers in international markets.

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
The protection of customer, employee and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. Our business involves the receipt and storage of personal information about customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers and damage our reputation, which could adversely affect our business, revenues and competitive position. In addition to taking the necessary precautions ourselves, we require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future.
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
Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our revolving credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our revolving credit facility; and interest rate fluctuations. We cannot predict the effect of the expected increase in interest rates on the availability or aggregate cost of borrowing. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
As of January 31, 2017, we were in compliance with the financial covenants in our revolving credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.
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
We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Macy’s, JC Penney and Kohl’s, as well as other store chains, have announced their intention to close stores. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.
The new U.S. presidential administration has threatened to impose retaliatory duties against China in order to reverse what it perceives as unfair trade practices that have negatively impacted manufacturing in the U.S. The new administration has also discussed the implementation of a “border adjusted tax” that would impose an additional tax on imported goods regardless of origin. The new administration has indicated it may make modifications to international trade policy or agreements or engage in other restrictive trade practices that may have the effect of reducing the amount or increasing the cost of imported goods. Adoption of these types of measure by the U.S. or other governments could have a material adverse effect on our results of operations.
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
As of March 1, 2017, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 8.8% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.
Between February 1, 2014 and March 31, 2017, the market price of our common stock has ranged from a low of  $19.10 to a high of  $73.93 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:
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
From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, as occurred in fiscal 2017, the price of our common stock may decline.
If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.
As of January 31, 2017, we had goodwill, trademarks and other intangibles in an aggregate amount of $753.2 million, or approximately 41% of our total assets and approximately 74% of our stockholders’ equity. Approximately $630.6 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of Donna Karan. Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.   PROPERTIES.
Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five-year renewal option. We currently lease approximately 220,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be approximately $9.7 million in fiscal 2018.
We have a lease for a distribution center in Dayton, New Jersey through January 2025. This facility contains approximately 305,000 square feet of space which is used by us for product distribution. The aggregate annual rent for this facility is approximately $1.2 million for fiscal 2018.
We have a lease for a distribution center in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 583,000 square feet which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is approximately $2.2 million for fiscal 2018.

In connection with our Wilsons and G.H. Bass retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 403,000 square feet through April 2022. The aggregate annual rent for this facility is approximately $1.3 million for fiscal 2018.
We have a lease for a distribution center in Carlstadt, New Jersey, through April 30, 2024 with a 10 year renewal option through April 30, 2034. This lease was transferred to us as part of the DKI acquisition. The distribution center consists of approximately 197,000 square feet which we utilize for the warehousing and distribution of our products & office space. The aggregate annual rent for this facility is approximately $1.6 million for fiscal 2018.
As part of the DKI acquisition, the lease for office and showroom space located 240 West 40th Street in New York City was also transferred to us. We currently lease approximately 144,000 square feet in this building. The lease expires in July 2020, with a one-time 10 year renewal option. The aggregate annual rent for this facility is approximately $7.3 million for fiscal 2018.
Retail Stores
As of January 31, 2017, we operated 499 leased store locations, of which 190 are Wilsons Leather retail stores, 163 are G.H. Bass retail stores, 88 are Vilebrequin retail stores, 50 are DKNY stores, 5 are Calvin Klein Performance retail stores and 3 are Karl Lagerfeld Paris stores.
Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between 3 and 10 years in duration.
Our leases expire at varying dates through 2027. During fiscal 2017, we entered into 23 new store leases, renewed 56 store leases and terminated or allowed to expire 40 store leases. We also added leases for 50 DKNY stores as a result of our acquisition of Donna Karan. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 51 stores located in Europe, 25 stores located in the United States and 6 stores located in Asia. DKNY has 42 stores located in the United States, 4 stores located in Canada and 4 stores located in Europe.
The following table indicates the periods during which our retail leases expire.
Fiscal Year Ending January 31,	Number of Stores
2018	112
2019	54
2020	38
2021	49
2022 and thereafter	246
Total	499

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
	High Prices	Low Prices
Fiscal 2016
Fiscal Quarter ended April 30, 2015	$60.16	$47.66
Fiscal Quarter ended July 31, 2015	$73.93	$54.75
Fiscal Quarter ended October 31, 2015	$73.00	$52.13
Fiscal Quarter ended January 31, 2016	$56.25	$39.50
Fiscal 2017
Fiscal Quarter ended April 30, 2016	$55.89	$41.14
Fiscal Quarter ended July 31, 2016	$51.81	$36.14
Fiscal Quarter ended October 31, 2016	$44.85	$25.73
Fiscal Quarter ended January 31, 2017	$32.98	$24.41
Fiscal 2018
Fiscal Quarter ending April 30, 2017 (through March 31, 2017)	$27.48	$19.10
The last sales price of our Common Stock as reported by the NASDAQ Global Select Market on March 31, 2017 was $21.89 per share.
On March 31, 2017, there were 28 holders of record and, we believe, approximately 20,000 beneficial owners of our Common Stock.
Dividend Policy
Our Board of Directors currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Payments for cash dividends and the repurchase of our shares may be made subject to compliance with certain covenants contained in our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Consolidated Financial Statements.
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
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common

Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of    $100 on January 31, 2012 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.
G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2012 — January 31, 2017)

ITEM 6.   SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below as of and for the years ended January 31, 2013, 2014, 2015, 2016 and 2017, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2013, 2014 and 2015, and our audited consolidated statements of income for the years ended January 31, 2013 and 2014 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
The operating results of G.H. Bass have been included in our financial statements since November 4, 2013, the date of acquisition.
The operating results of Vilebrequin have been included in our financial statements since August 7, 2012 and the operating results of Karl Lagerfeld North America BV (“KLNA”), which is 49% owned by us, since June 8, 2015, the dates of acquisition. We account for the investments in Kingdom Holdings 1B.V. (“KH1”), which is 19% owned by us, and KLNA using the equity method of accounting. Vilebrequin, KLNA and KH1 report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA and KH1 are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2017, Vilebrequin’s, KLNA’s and KH1’s results are included for the year ended December 31, 2016.
The operating results of Donna Karan International Inc. have been included in our financial statements since December 1, 2016, the date of acquisition.
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
	Consolidated Income Statement Data Year Ended January 31
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Net sales	$2,386,435	$2,344,142	$2,116,855	$1,718,231	$1,399,719
Cost of goods sold	1,545,574	1,505,504	1,359,596	1,133,222	948,392
Gross profit	840,861	838,638	757,259	585,009	451,327
Selling, general and administrative expenses	704,436	628,762	571,990	440,506	341,242
Depreciation and amortization	32,481	25,392	20,374	13,676	9,907
Asset impairment	10,480	—	—	—	—
Operating profit	93,464	184,484	164,895	130,827	100,178
Other income (expense)	(27)	1,340	11,488	—	(719)
Interest and financing charges, net	(15,675)	(6,691)	(7,942)	(8,599)	(7,454)
Income before income taxes	77,762	179,133	168,441	122,228	92,005
Income tax expense	25,824	64,800	59,450	45,826	35,436
Net income	51,938	114,333	108,991	76,402	56,569
Add: Loss attributable to noncontrolling interest	—	—	1,370	958	306
Net income attributable to G-III	$51,938	$114,333	$110,361	$77,360	$56,875
Basic earnings per share	$1.12	$2.52	$2.55	$1.90	$1.42
Weighted average shares outstanding – basic	46,308	45,328	43,298	40,646	40,012
Diluted earnings per share	$1.10	$2.46	$2.48	$1.85	$1.40
Weighted average shares outstanding – diluted	47,394	46,512	44,424	41,728	40,560
	Consolidated Balance Sheet Data As of January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Working capital	$567,519	$657,636	$557,703	$344,964	$283,369
Total assets	1,851,944	1,184,070	1,043,761	830,897	717,772
Short-term debt	—	—	—	48,843	65,000
Long-term debt	461,756	—	—	20,560	19,778
Total stockholders’ equity	1,021,236	888,128	761,258	521,996	429,240

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2017 is referred to as “fiscal 2017.”
The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.
Acquisition of Donna Karan International Inc.
In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $669.8 million, after taking into account certain adjustments. We believe that Donna Karan owns some of the world’s most iconic and recognizable power brands, including DKNY, Donna Karan and DKNY Jeans. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Weejuns Andrew Marc, Marc New York, Eliza J and Jessica Howard, as well as under licensed brands and private retail labels.
While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 58.4% of our net sales in 2015, 63.5% of our net sales in fiscal 2016 and 64.1% of our net sales in fiscal 2017.
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
   Segments
Starting with the first quarter of fiscal 2016, we began reporting based on two segments: wholesale operations and retail operations. The wholesale operations segment consists of our former licensed products and non-licensed products segments and includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan business are included in the wholesale operations segment. The retail operations segment consists of our Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Calvin Klein Performance stores. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.
Recent Acquisitions
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
As noted above, in December 2016, we acquired the Donna Karan business, including its DKNY, Donna Karan and related brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. In March 2017, we entered into an agreement with Macy’s under which Macy’s will serve, beginning February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand. We also intend to re-launch Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted at stores such as Bloomingdale’s, Dillard’s, Lord & Taylor, The Bay, Saks Fifth Avenue and Nordstrom.
The acquisition of Donna Karan negatively impacted our results of operations in fiscal 2017 and is also expected to negatively impact our results of operations in fiscal 2018, primarily in the first six months on the year.
In February 2016, we expanded our partnership with respect to the Karl Lagerfeld brand through the acquisition of an approximately 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV pursuant to which we acquired a 49% ownership interest in KLNA, an entity that holds brand rights to Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. G-III is also the first licensee of the joint venture and has been granted a five year license (with two renewals of five years each) for women’s apparel, women’s handbags, and men’s outerwear. We began shipping Karl Lagerfeld sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016, Karl Lagerfeld women’s footwear in the first quarter of fiscal 2017 and Karl Lagerfeld women’s suits in the third quarter of fiscal 2017.
Licensed Products
The sale of licensed products is a key element of our business strategy and we have continually expanded our offerings of licensed products for more than 20 years. Sales of licensed products accounted for 60.7% of our net sales in fiscal 2017, 59.2% of our net sales in fiscal 2016 and 57.6% of our net sales in fiscal 2015.
Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.
In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch by Alyssa Milano women’s lifestyle apparel.
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, suit separates, performance and denim is in addition to our other Tommy Hilfiger licenses for dresses, men’s and women’s outerwear and luggage. The new license agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We sell Tommy Hilfiger dresses, women’s suit separates, women’s performance wear, jeans and luggage. Women’s performance wear and women’s suits began shipping during the third quarter of fiscal 2017.

In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High features professional team logos from the NFL, NBA, MLB and NHL. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites. We started to ship Hands High products to over 40 universities in July 2016.
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
Retail Operations
Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of January 31, 2017, we operated 190 Wilsons Leather stores, 163 G.H. Bass stores, 50 DKNY stores, 5 Calvin Klein Performance stores and 3 Karl Lagerfeld Paris stores. We also operate online stores for Wilsons Leather, G.H. Bass and DKNY. We expect aggregate store count for Wilsons, G.H. Bass and DKNY to decline during fiscal 2018 as we are currently seeking to rationalize our retail store operations and concentrate our efforts on our most profitable locations.
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
We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines, expanding distribution channels and developing the retail component of our business. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.
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
Identifiable intangible assets recorded as a result of our acquisition of DKI in 2016 include trademarks having a net carrying value of $375.0 million with an indefinite life and customer relationships having a net carrying value of   $40.0 million with an estimated useful life of 17 years. We also recorded goodwill in the amount of  $220.6 million in connection with the acquisition. Goodwill was fully assigned to the Company’s wholesale operations reporting unit as the wholesale operations reporting unit is expected to benefit from the synergies of the combination and from the future growth of DKI. These synergies will be also accomplished through the integration of DKI’s wholesale operations with G-III’s support functions such as credit and collection, IT, finance, logistics, human resources, sourcing and overseas quality control.
In accordance with ASC 350, in the first step of our goodwill impairment review, we compared the fair value of the wholesale operations reporting unit and the retail operations reporting unit to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. On January 31, 2017, we noted that both the fair value of the wholesale operations reporting unit and the fair value of the retail operations reporting unit significantly exceeded their respective carrying values. We estimated the fair value of the reporting units using a weighting of fair values derived most significantly from the market approach and, to a lesser extent, from the income approach. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units.
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
Equity Awards
All share-based payments to employees, including grants of restricted stock units and employee stock options, are recognized in the consolidated financial statements as compensation expense over the service period (generally the vesting period) based on their fair values. Restricted stock units that do not have performance conditions are valued based on the quoted market price on date of grant. Restricted stock units with performance conditions are valued with the assistance of a valuation expert. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.

Results of Operations
The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.8	64.2	64.2
Gross profit	35.2	35.8	35.8
Selling, general and administrative expenses	29.5	26.8	27.0
Depreciation and amortization	1.4	1.1	1.0
Assets impairment	0.4	—	—
Operating profit	3.9	7.9	7.8
Other income	—	—	0.5
Interest and financing charges, net	(0.6)	(0.3)	(0.4)
Income before income taxes	3.3	7.6	7.9
Interest and financing charges, net	1.1	2.8	2.8
Net income	2.2	4.8	5.1
Add: loss attributable to noncontrolling interest	—	—	0.1
Net income attributable to G-III	2.2%	4.8%	5.2%

Year ended January 31, 2017 (“fiscal 2017”) compared to year ended January 31, 2016 (“fiscal 2016”)
Net sales for fiscal 2017 increased to $2.39 billion from $2.34 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.
Net sales of our wholesale operations segment were $2.01 billion for fiscal 2017 compared to $1.95 billion last year. Our wholesale operations segment had $70.8 million of net sales of new Tommy Hilfiger licensed products, including dresses, denim, women’s performance wear, and women’s suits and sportswear product lines $35.0 million of net sales of new Karl Lagerfeld licensed products, and $16.6 million of net sales of new DKNY and Donna Karan products. The increase in net sales of our wholesale operations division was also the result of a $43.7 million increase in net sales of Calvin Klein licensed products and a $17.9 million increase in net sales of Ivanka Trump licensed products. These increases were offset, in part, by a $41.8 million decrease in net sales of private label products, $27.5 million decrease in net sales of Kensie licensed products, a $17.2 million decrease in net sales of our Andrew Marc product lines, a $13.0 million decrease in net sales of Guess men’s and women’s licensed outerwear and a $12.9 million decrease in net sales of Kenneth Cole licensed outerwear.
Net sales of our retail operations segment decreased to $474.2 million for fiscal 2017 from $514.0 million in the prior year primarily as the result of a decrease of 14.2% in Wilsons’ same store sales compared to the same period in the prior year and a decrease of 7.5% in G.H. Bass’ same store sales compared to the same period in the prior year. These decreases are mainly the result of reduced net sales in outerwear and cold weather products due to lower customer traffic at locations that are frequented by international tourists, a highly promotional outlet and retail environment throughout the year and unseasonably warm weather.
Gross profit increased to $840.9 million for fiscal 2017 from $838.6 million for fiscal 2016, with a gross profit percentage of 35.2% in fiscal 2017 and 35.8% in fiscal 2016. The gross profit percentage in our wholesale operations segment was 31.4% in fiscal 2017 compared to 30.9% in the prior year. This increase was primarily the result of a more favorable product mix, as well as an increase in gross profit for the Calvin Klein, Eliza J, Jessica Howard and Ivanka Trump product lines. The gross profit percentage in our retail operations segment was 43.6% in fiscal 2017 compared to 46.1% in the prior year. The decrease in gross profit percentage was the result of offering deeper discounts in order to maintain acceptable inventory levels and increased promotional activity due to a decline in traffic.

Selling, general and administrative expenses increased to $704.4 million, or 29.5% of net sales, in fiscal 2017 from $628.8 million, or 26.8% of net sales, in the prior year. Since December 1, 2016, we incurred $23.8 million of selling, general and administrative expenses with respect to the acquired Donna Karan business. The remainder of the increase is primarily due to increased facility costs ($21.4 million), advertising costs ($15.3 million) and personnel costs ($5.5 million), as well as professional fees associated with the Donna Karan acquisition ($7.8 million). Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses. Advertising costs increased due to the increase in net sales of licensed products and cooperative advertising. We typically pay an advertising fee and are required to participate in customer cooperative advertising pursuant to many of our license agreements based on a percentage of net sales of licensed products. Additionally, advertising costs increased due to an increase in advertising purchased, an increase in promotional activities at retail stores and increased spending in e-commerce initiatives. Personnel costs increased as a result of staffing for new product lines under new license agreements, as well as an increase in headcount to staff additional retail stores that opened since last year. The increase in personnel costs was offset, in part, by reduced bonus expense compared to last year.
Depreciation and amortization increased to $32.5 million in fiscal 2017 from $25.4 million in the prior year. These expenses increased as a result of depreciation and amortization related to the increase in capital expenditures in previous years primarily related to fixturing costs at department stores, as well as remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores. We expect depreciation and amortization to increase by approximately $12.0 million in fiscal 2018 as a result of the acquisition of DKI.
In fiscal 2017, we recorded a $10.5 million impairment charge with respect to leasehold improvements, furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of poor performance in these stores.
Our operating profit decreased by $91.0 million to $93.5 million in fiscal 2017 from $184.5 million in fiscal 2016 primarily as a result of the losses in our retail operations segment. Operating profit in our wholesale operations segment decreased by $32.6 million to $153.0 million in fiscal 2017 from $185.6 million as a result of the factors discussed above. This includes severance related costs of  $3.9 million, professional expenses incurred in connection with the acquisition of DKI of  $7.8 million and DKI’s wholesale operating loss of  $5.5 million. Operating loss in our retail operations segment increased by $60.2 million to $61.3 million in fiscal 2017 from $1.2 million in fiscal 2016 as a result of the factors discussed above. This includes a $10.5 million impairment charge with respect to leasehold improvements and DKI’s retail operating loss of  $7.7 million.
Other income was $1.3 million in fiscal 2016 and primarily related to a gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin.
Interest and financing charges, net for fiscal 2017, were $15.7 million compared to $6.7 million for the prior year. The increase in interest and financing charges is a result of the additional interest incurred with respect the bank loans and the note issued to the seller in connection with the acquisition of DKI, as well as the amortization of the capitalized debt issuance costs related to this debt.
Income tax expense for fiscal 2017 was $25.8 million compared to $64.8 million for the prior year. The decrease in income tax expense is primarily related to the lower pretax income in fiscal 2017. Our effective tax rate was 33.2% in fiscal 2017 compared to 36.2% in the prior year. This decrease in our effective tax rate is mainly a result of the $3.1 million tax benefit realized in fiscal 2017 in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.
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
Liquidity and Capital Resources
Acquisition of Donna Karan International
On December 1, 2016, G-III acquired all of the outstanding capital stock of DKI from LVMH for a total purchase price of approximately $669.8 million, after taking into account certain adjustments. The purchase price was paid by us with a combination of  (i) cash, (ii) $75.0 million of newly issued shares of our common stock to LVMH and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of  $125 million. The cash portion of the purchase price was paid from proceeds of the borrowings under the new financing agreements entered into in connection with the acquisition.
Amended and Restated Credit Agreement
On December 1, 2016, our subsidiaries, G-III Leather Fashions, Inc. (“G-III Leather”), Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., The Donna Karan Company Store LLC and The Donna Karan Company LLC (collectively, the “Borrowers”), entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650,000,000. We and our subsidiaries, G-III Apparel Canada ULC, AM Apparel Holdings, Inc., Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.
The ABL Credit Agreement refinances, amends and restates the Credit Agreement, dated as of August 6, 2012 as amended, supplemented or otherwise modified from time to time prior to December 1, 2016, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $450 million and was due to expire in August 2017.
Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. As of January 31, 2017, interest under the ABL Credit Agreement was being paid at the average rate of 3.19% per annum. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.
In addition to paying interest on any outstanding borrowings under the new revolving credit facility, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.
The ABL Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2017, the Company was in compliance with these covenants.
On December 1, 2016, the Borrowers borrowed an aggregate of  $40.0 million under the ABL Credit Agreement to pay off all outstanding amounts under the Prior Credit Agreement and to pay certain fees and expenses in connection with the ABL Credit Agreement. In addition, on December 1, 2016, an additional $230.0 million was borrowed under the ABL Credit Agreement to fund a portion of the purchase price with respect to the acquisition of DKI.
Term Loan Credit Agreement
General
On December 1, 2016, the Company entered into a Credit Agreement with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”).

The Term Loan Credit Agreement provides for term loans in an aggregate principal amount of  $350.0 million (the “Term Loans”), which were drawn in full on December 1, 2016. The Company used the proceeds to fund a portion of the purchase price with respect to the acquisition of DKI, with the remainder being used for general corporate purposes. Also on December 1, 2016, the Company refinanced $50 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300 million. The Term Loans and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”).
The Term Loan Credit Agreement permits the Company to incur, from time to time, additional incremental term loans under the Term Loan Credit Agreement (subject to obtaining commitments for such term loans) and other pari passu lien indebtedness, subject to an overall limit of  (x) $125.0 million plus (y) such additional amount that would cause the Company’s first lien leverage ratio not to exceed 2.25 to 1.00 on a pro forma basis. Any such incremental term loans and other pari passu lien indebtedness are permitted to share in the Collateral described below on a pari passu basis with the Term Loans.
Maturity and Interest Rate
The Term Loan will mature in December 2022. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of January 31, 2017, interest under the Term Loan was being paid at the rate of 6.25% per annum.
Collateral
Subject to certain permitted liens and other exclusions and exceptions, the Term Loans are secured (i) on a first-priority basis by a lien on, among other things, our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in our and the Guarantors’ other assets (together with the Term Priority Collateral, the “Collateral”), which will secure on a first-priority basis our asset-based loan facility described above under the caption “— Amended and Restated Credit Agreement”.
Optional Prepayment
The Term Loans may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee. On December 1, 2016, we prepaid $50.0 million of the outstanding balance of the loan. We paid a fee of  $500,000 to the lenders in connection with this prepayment.
Mandatory Prepayment
The Term Loans are required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines.
The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00.
Change of Control
The occurrence of specified change of control events constitute an event of default under the Term Loan Credit Agreement.

Certain Covenants
The term loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to Ebitda at a ratio as defined over the term of the agreement. As of January 31, 2017 the Company was in compliance with this covenant.
The Term Loan Credit Agreement limits our and our restricted subsidiaries’ ability to:
•
incur additional indebtedness;

•
make dividend payments or other restricted payments;

•
create liens;

•
sell assets (including securities of our restricted subsidiaries);

•
permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries;

•
enter into certain types of transactions with shareholders and affiliates; and

•
enter into mergers, consolidations or sales of all or substantially all of our assets.

These covenants are subject to exceptions and qualifications. The Term Loan Credit Agreement also contains affirmative covenants and events of default that are customary for credit agreements governing term loans.
LVMH Note
On December 1, 2016, we issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of  $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50 million of such principal amount is due and payable on December 1, 2023.
Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of  $40.0 million in accordance with ASC 820 — Fair Value Measurements. The imputed discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.
In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement with Barclays Bank PLC, as administrative agent for the lenders party to the Term Loan Credit Agreement and collateral agent for the Senior Secured Parties thereunder and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and other Senior Secured Parties under the ABL Credit Agreement, providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the ABL Credit Agreement and Term Loan Credit Agreement, and (ii) a pledge and security agreement with us and G-III Leather, pursuant to which we and G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the ABL Credit Agreement and Term Loan Credit Agreement.
Outstanding Borrowings
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

We incurred significant additional debt in connection with our acquisition of DKI. At January 31, 2017 we had $91.1 million in borrowings outstanding under the ABL Credit Agreement and $300 million in borrowings outstanding under the Term Loan Credit Agreement. At January 31, 2016 and January 31, 2015, we had no borrowings outstanding under the Prior Credit Agreement. Our contingent liability under open letters of credit was approximately $10.4 million at January 31, 2017, $5.5 million at January 31, 2016 and $8.0 million at January 31, 2015. In addition to the amounts outstanding under these two loan agreements, at January 31, 2017, we had $125 million of face value principal outstanding under the LVMH Note.
Issuance of Shares of Common Stock
As part of the purchase price for the acquisition of DKI, we issued to LVMH 2,608,877 shares of our common stock. These shares were valued at $28.748 per share, which price per share is the volume weighted average price of our common stock on the NASDAQ Stock Market over the five consecutive trading days ending on November 30, 2016. The shares were issued pursuant to the exemption from registration provided under Regulation D and Section 4(a)(2) of the Securities Act, as a transaction with a single, sophisticated investor not involving a public offering. We entered into a registration rights agreement with LVMH in which we granted piggyback registration rights to LVMH with respect to these shares for two years from December 1, 2016.
Investment in Karl Lagerfeld Entities
In February 2016, we acquired a 19% interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. We paid €32.5 million (approximately $35.4 million at the date of the transaction), for this interest. In June 2015, we purchased a 49% interest in KLNA for $25.0 million. KLNA holds brand rights to Karl Lagerfeld trademarks for all consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico.
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
Share Repurchase Program
In December 2015, our Board of Directors reapproved and increased the previously authorized share repurchase program. There were 3,750,000 remaining shares authorized for repurchase under the prior program which the Board increased to 5,000,000 shares. As of January 31, 2017, we had not repurchased any shares pursuant to the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of March 31, 2017, we have approximately 48,460,443 shares of common stock outstanding.
Cash from Operating Activities
At January 31, 2017, we had cash and cash equivalents of  $80.0 million. We generated $105.7 million of cash from operating activities in fiscal 2017, primarily as a result of our net income of  $51.9 million, non-cash charges of  $32.5 million for depreciation and amortization and $16.9 million for equity based compensation, as well as a decrease in prepaid income taxes, net of  $14.2 million. These amounts were offset, in part, by an increase of  $29.3 million in accounts receivable.
The increase in accounts receivables is due to additional receivables acquired in connection with the acquisition of DKI and the increase in the fourth quarter net sales compared to the same period last year. The decrease in prepaid income taxes, net is mainly the result of the timing of our tax payments compared to the same period in the prior year.

In connection with the purchase agreement, the Company and the sellers agreed to make an election under Section 338(h)(10) of the Internal Revenue Code, which would allow the Company to step up the basis in the assets acquired. The Company has estimated that the benefit from this election will be in excess of  $10 million annually. This benefit will be realized over a fifteen year period if the Company has taxable income in the United States in amount greater than $40 million per year.
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
Our accounts payables and accrued expenses increased as a result of an increase in our working capital needs, as we expanded our business between fiscal 2014 and fiscal 2015. The increase in inventories was mainly driven by G.H. Bass as its inventory was being replenished during the transition period following our acquisition of G.H. Bass in the fourth quarter of fiscal 2014. The increase in accounts receivable is primarily related to increased shipping in the latter half of the fourth quarter in fiscal 2015 compared to the same period in the prior year.
Cash from Investing Activities
In fiscal 2017, we used $525.8 million in investing activities of which $465.4 million was in connection with the acquisition of DKI. We also used $24.9 million for capital expenditures, primarily related to fixturing costs at department stores, and $35.4 million for the investment in Kingdom Holdings 1 B.V.
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
Cash from Financing Activities
Cash from financing activities provided $367.6 million in fiscal 2017, primarily from additional borrowings to finance the DKI acquisition.
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
Financing Needs
We believe that our cash on hand and cash generated from operations and our public offering in fiscal 2015, together with funds available under the ABL Credit Agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.
New Accounting Pronouncements
Recently Adopted Accounting Guidance
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies various aspects related to share-based payments. We elected to early-adopt ASU 2016-09 with an effective date of February 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of approximately $3.1 million in income tax expense, or $0.07 per diluted share, rather than in paid-in capital, for fiscal 2017. We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 for the period ended January 31, 2017. We chose to apply the guidance prospectively and adoption resulted in a non-current deferred tax asset balance of  $15.8 million and a non-current deferred tax liability balance of $14.3 million in lieu of a current deferred tax asset balance of  $18.1 million and a non-current deferred tax liability of  $17.0 had we not adopted the guidance early.
Accounting Guidance Issued Being Evaluated for Adoption
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect ASU 2017-04 to have an impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. We do not expect ASU 2017-01 to have an impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are currently evaluating the effects of ASU 2016-16 on our financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. We are currently evaluating the provisions of ASU 2016-15.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) providing licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). With respect to the implementation of the new guidance, we have created a committee that is in the process of evaluating the potential differences that would result from applying the requirements of the new standard to our current accounting policies and practices. While we continue to evaluate the impact of the new revenue guidance, we currently believe, based on a preliminary assessment, that the adoption of Topic 606 will primarily impact the net sales of our wholesale operations. However, preliminary assessments may be subject to change.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements and expect that it will result in a significant increase to our long-term assets and liabilities.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We do not expect that the adoption of this ASU will have a significant impact on our statement of operations.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) — Simplifying the Measurement of Inventory.” Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The new guidance becomes effective for the Company for fiscal years ending on or after December 15, 2016 and interim periods thereafter.
Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.
Tabular Disclosure of Contractual Obligations
As of January 31, 2017, our contractual obligations were as follows (in thousands):
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$579.0	$95.9	$179.6	$139.7	$163.8
Minimum royalty payments(1)	806.6	143.5	206.4	271.4	185.3
Long term debt obligations(2)	516.1	—	—	91.1	425.0
Purchase obligations(3)	10.4	10.4	—	—	—
Total	$1,912.1	$249.8	$386.0	$502.2	$774.1

(1)
Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)
Includes $91.1 million outstanding under our credit facility with an expiration in December 2021, $300.0 million related to our Term Loan that will mature in 2022 and $125.0 million related to the note issued to LVMH payable in 2023.

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
Our sales from the non-US operations of Vilebrequin could be affected by currency fluctuations, primarily relating to the Euro. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. However, we believe that the risks related to these fluctuations are not material due to the low volume of transactions by us that are denominated in currencies other than the US dollar. DKI has operations in the Euro zone and, as such, sells product and records receivables denominated in Euro.
Interest Rate Exposure
We are subject to market risk from exposure to changes in interest rates relating to our Term Loan and our revolving line of credit. We borrow under our revolving line of credit to support general corporate purposes, including capital expenditures and working capital needs. We anticipate that the expected increases in interest rates by the Federal Reserve will result in an increase in our interest expense under the Term Loan and revolving line of credit. Based on the outstanding balances of our term loan and our revolving credit facility as of January 31, 2017, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $4.3 million.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.   CONTROLS AND PROCEDURES.
As of January 31, 2017, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2017, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.
On December 1, 2016, we completed our acquisition of Donna Karan International Inc. We have excluded the internal control over financial reporting of DKI for fiscal 2017 from our assessment of, and conclusion on the effectiveness of, our internal control over financial reporting. DKI’s assets, consisting primarily of trademark and goodwill values, constituted approximately 7.3% of our consolidated assets at January 31, 2017 and net sales of DKI constituted approximately 1.2% of our net sales for the fiscal year ended January 31, 2017.
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
The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 15, 2017, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Executive Officers of the Registrant” in Item 1 in this Form 10-K.
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
Equity Compensation Plan Information
The following table provides information as of January 31, 2017, the last day of fiscal 2017, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2017.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,249,992(1)	9.16(2)	1,504,807
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,249,992(1)	9.16(2)	1,504,807(3)

(1)
Includes outstanding awards of 1,998,861 shares of Common Stock issuable upon vesting of RSUs and stock options for 251,131 shares of common stock. Outstanding stock options have a weighted average exercise price of  9.16 and a weighted average remaining term of 1.7 years.

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
3.
Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.7(e), 10.7(f), 10.7(g), 10.7(h), 10.7(i), 10.7(j), 10.7(k), 10.8, 10.8(a), 10.8(b), 10.9, 10.10, 10.10(a), 10.10(b), 10.10(c), 10.10(d), 10.13, 10.14, 10.14(a), 10.15, 10.16 and 10.17.
Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of July 22, 2016, by and between G-III Apparel Group, Ltd. (“G-III”) and LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) (including the exhibits thereto).	8-K	000-18183	7/28/2016
2.1(a)	Amendment No. 1 to Stock Purchase Agreement, dated November 30, 2016, by and between G-III and LVMH.	8-K	000-18183	12/6/2016
3.1	Certificate of Incorporation.	8-K	000-18183	7/2/2008
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.	10-Q (Q2 2007)	000-18183	9/13/2006

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.	8-K	000-18183	6/9/2011
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015.	8-K	000-18183	7/1/2015
3.2	By-Laws, as amended, of G-III.	8-K	000-18183	3/15/2015
4.1	Promissory Note, dated December 1, 2016, from G-III to LVMH.	8-K	000-18183	12/6/2016
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	2/3/2009
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/15/2013
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	5/14/2015
10.2	Amended and Restated Credit Agreement, dated as of December 1, 2016, among G-III Leather, Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc, The Donna Karan Company Store, LLC and The Donna Karan Company LLC, as Borrowers, the other Borrowers party thereto, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	000-18183	12/6/2016
10.2(a)	Credit Agreement dated as of December 1, 2016, among G-III, the other loan parties thereto, the lenders party thereto and Barclays Bank PLC, as the Administrative Agent.	8-K	000-18183	12/6/2016
10.2(b)	Debt Commitment Letter (the “Debt Commitment Letter”), dated July 22, 2016, by and between G-III and Barclays Bank PLC and JPMorgan Chase Bank, N.A.	10-Q (Q2 2017)	000-18183	9/1/2016
10.2(c)	Joinder Agreement to the Debt Commitment Letter, dated August 25, 2016, between G-III and the Commitment Parties named therein.	10-Q (Q2 2017)	000-18183	9/1/2016

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (36th, 21st, 22nd, 23rd and 24th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(e)	Sixth Amendment of Lease (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors), dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.	10-Q (Q1 2014)	000-18183	6/10/2013
10.4(f)	Seventh Amendment of Lease 2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors), dated April 25, 2104, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord.	10-Q (Q1 2015)	000-18183	6/5/2014
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended the “1999 Plan”.	10-K (2006)	000-18183	5/1/2006
10.6(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.	10-K (2009)	000-18183	4/16/2009
10.7	G-III 2005 Amended and Restated Stock Incentive Plan, the “2005 Plan”.	8-K	000-18183	3/15/2013
10.7(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.7(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.7(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.	8-K	000-18183	7/2/2008
10.7(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.	8-K	000-18183	4/21/2009
10.7(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.	8-K	000-18183	3/23/2010
10.7(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants.	8-K	000-18183	7/1/2011
10.7(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants.	8-K	000-18183	10/11/2012
10.7(h)	Form of Deferred Stock Award Agreement for October 4, 2013 restricted stock unit grants.	8-K	000-18183	10/8/2013
10.7(i)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.	8-K	000-18183	10/28/2014
10.7(j)	Form of Deferred Stock Award Agreement for restricted stock unit grant vesting on April 12, 2019.	8-K	000-18183	5/14/2014
10.7(k)	Form of Deferred Stock Award Agreement for restricted stock unit grant vesting on June 12, 2020.	8-K	000-18183	5/14/2014
10.8	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	12/14/2016
10.8(a)	Form of Restricted Stock Unit Agreement for December 10, 2015 restricted stock unit grants.	8-K	000-18183	12/14/2015
10.8(b)	Form of Restricted Stock Unit Agreement for January 27, 2017 restricted stock unit grants.	8-K	000-18183	1/31/2017
10.8(c)	Form of Restricted Stock Unit Agreement for March 28, 2017 restricted stock unit grants.	8-K	000-18183	3/17/17
10.9	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.10	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.10(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.10(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.10(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.10(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.11	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.12	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.14	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.	8-K	000-18183	1/14/2013
10.14(a)	Amendment to Employment Agreement and Executive Transition Agreement, dated as of December 9, 2016, between G-III and Wayne S. Miller.	8-K	000-18183	12/14/2016
10.15	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.16	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.17	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.18*	Lease, dated August 1, 2006, between 240 West 40th LLC. and The Donna Karan Company LLC.	—	—	—
10.19*	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and The Donna Karan Company LLC.	—	—	—
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 16 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2017.	—	—	—
101.INS	XBRL Instance Document.	—	—	—
101.SCH	XBRL Schema Document.	—	—	—
101.CAL	XBRL Calculation Linkbase Document.	—	—	—
101.DEF	XBRL Extension Definition.	—	—	—
101.LAB	XBRL Label Linkbase Document.	—	—	—
101.PRE	XBRL Presentation Linkbase Document.	—	—	—

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
April 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 3, 2017
/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 3, 2017
/s/ Sammy Aaron Sammy Aaron	Director, Vice Chairman and President	April 3, 2017
/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 3, 2017
/s/ Alan Feller Alan Feller	Director	April 3, 2017
/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 3, 2017
/s/ Jeanette Nostra Jeanette Nostra	Director	April 3, 2017
/s/ Laura Pomerantz Laura Pomerantz	Director	April 3, 2017
/s/ Allen Sirkin Allen Sirkin	Director	April 3, 2017
/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 3, 2017
/s/ Cheryl Vitali Cheryl Vitali	Director	April 3, 2017
/s/ Richard White Richard White	Director	April 3, 2017

EXHIBIT INDEX
10.18	Lease, dated August 1, 2006, between 240 West 40th LLC. and The Donna Karan Company LLC.
10.19	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and The Donna Karan Company LLC.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of G-III Apparel Group, Ltd.
We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G-III Apparel Group, Ltd. and subsidiaries at January 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), G-III Apparel Group, Ltd.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
April 3, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of G-III Apparel Group, Ltd.
We have audited G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). G-III Apparel Group, Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Donna Karan International, Inc., which is included in the fiscal year 2017 consolidated financial statements of G-III Apparel Group, Ltd. and subsidiaries and constituted 7.3% of total assets, as of January 31, 2017 and 1.2% of net sales for the year then ended. Our audit of internal control over financial reporting of G-III Apparel Group, Ltd. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Donna Karan International, Inc.
In our opinion, G-III Apparel Group, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2017 of G-III Apparel Group, Ltd. and subsidiaries, and our report dated March 31, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
April 3, 2017

G-III Apparel Group, Ltd. and Subsidiaries
Consolidated Balance Sheets
	January 31, 2017	January 31, 2016
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,957	$132,587
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $95,686 and $74,261, respectively	263,881	221,500
Inventories	483,269	485,311
Prepaid income taxes	8,885	23,347
Deferred income taxes, net	—	17,564
Prepaid expenses and other current assets	46,946	22,131
Total current assets	882,938	902,440
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	61,171	25,662
PROPERTY AND EQUIPMENT, NET	102,571	103,579
OTHER ASSETS	36,181	24,886
OTHER INTANGIBLES, NET	48,558	10,799
DEFERRED INCOME TAX ASSETS, NET	15,849	—
TRADEMARKS, NET	435,414	67,267
GOODWILL	269,262	49,437
TOTAL ASSETS	$1,851,944	$1,184,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Income tax payable	$2,242	—
Accounts payable	217,902	173,586
Accrued expenses	95,275	71,218
Total current liabilities	315,419	244,804
NOTES PAYABLE, net of note discount and unamortized issuance costs of $54,365 and $0, respectively	461,756	—
DEFERRED INCOME TAX LIABILITIES, NET	14,300	23,840
OTHER NON-CURRENT LIABILITIES	39,233	27,299
TOTAL LIABILITIES	830,708	295,943
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock – $.01 par value; 120,000 shares authorized; 49,016, and 46,212 shares issued	253	229
Additional paid-in capital	437,777	353,739
Accumulated other comprehensive loss	(27,722)	(23,689)
Retained earnings	612,418	560,491
Common stock held in treasury, at cost – 376 and 667 shares respectively	(1,490)	(2,643)
TOTAL STOCKHOLDERS’ EQUITY	1,021,236	888,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,851,944	$1,184,070

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
	Year Ended January 31
	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$2,386,435	$2,344,142	$2,116,855
Cost of goods sold	1,545,574	1,505,504	1,359,596
Gross profit	840,861	838,638	757,259
Selling, general and administrative expenses	704,436	628,762	571,990
Depreciation and amortization	32,481	25,392	20,374
Asset impairments	10,480	—	—
Operating profit	93,464	184,484	164,895
Other income (loss)	(27)	1,340	11,488
Interest and financing charges, net	(15,675)	(6,691)	(7,942)
Income before income taxes	77,762	179,133	168,441
Income tax expense	25,824	64,800	59,450
Net income	51,938	114,333	108,991
Add: Loss attributable to noncontrolling interest	—	—	1,370
Income attributable to G-III	$51,938	$114,333	$110,361
NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.12	$2.52	$2.55
Weighted average number of shares outstanding	46,308	45,328	$43,298
Diluted:
Net income per common share	$1.10	$2.46	$2.48
Weighted average number of shares outstanding	47,394	46,512	44,424
Net income attributable to G-III	$51,938	$114,333	$110,361
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,033)	(13,584)	(16,270)
Other comprehensive income (loss)	(4,033)	(13,584)	(16,270)
Comprehensive income	$47,905	$100,749	$94,091

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2014	$209	$184,852	$6,165	$335,786	$(3,899)	$523,113
Equity awards exercised/vested, net	3	725	—	—	—	728
Adjustments related to tax withholding for share-based compensation	—	(4,316)	—	—	—	(4,316)
Tax benefit from exercise/vesting of equity awards	—	6,732	—	—	—	6,732
Amortization of share-based compensation	—	12,224	—	—	—	12,224
Shares issued in connection with public offering, net	18	128,668	—	—	—	128,686
Effect of exchange rate changes	—		(16,270)	—	—	(16,270)
Net income attributable to G-III	—	—	—	110,361	—	110,361
Balance as of January 31, 2015	230	328,885	(10,105)	446,147	(3,899)	761,258
Equity awards exercised/vested, net	(1)	(838)	—	—	1,256	417
Tax benefit from exercise/vesting of equity awards	—	10,127	—	—	—	10,127
Amortization of share-based compensation	—	15,576	—	—	—	15,576
Effect of exchange rate changes	—	—	(13,584)	—	—	(13,584
Net income attributable to G-III	—	—	—	114,333	—	114,333
Balance as of January 31, 2016	229	353,750	(23,689)	560,480	(2,643)	888,127
Equity awards exercised/vested, net	(2)	(892)	—	—	1,153	259
Adjustments related to tax withholding for share-based compensation	—	(6,956)	—	—	—	(6,956)
Shares issued to LVMH in connection with the DKI Acquisition	26	74,974	—	—	—	75,000
Amortization of share-based compensation	—	16,901	—	—	—	16,901
Effect of exchange rate changes	—	—	(4,033)	—	—	(4,033)
Net income attributable to G-III	—	—	—	51,938	—	51,938
Balance as of January 31, 2017	$253	$437,777	$(27,722)	$612,418	$(1,490)	$1,021,236

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended January 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$51,938	$114,333	$108,991
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	32,481	25,392	20,374
Asset impairments	10,480	—	—
Gain on repurchase of unsecured promissory notes	—	—	(1,893)
Change in contingent purchase price payable	—	(899)	(4,186)
Gain on the sale of joint venture interest	—	—	(1,908)
Equity based compensation	16,901	15,576	12,224
Deferred financing charges	5,157	845	895
Deferred income taxes	(7,319)	3,590	863
Loss on disposal of fixed assets	3,201	625	275
Equity loss (gain) on investment	27	(272)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,310)	(23,616)	(37,568)
Inventories, net	12,633	(59,908)	(69,765)
Income taxes, net	14,233	(16,833)	289
Prepaid expenses and other current assets	(6,300)	725	(2,563)
Other assets, net	(10,863)	(97)	(1,494)
Accounts payable, accrued expenses and other liabilities	12,436	14,835	64,105
Net cash provided by operating activities	105,695	74,296	88,639
Cash flows from investing activities
Investment in unconsolidated affiliate	(35,432)	(25,490)	—
Acquisition, net of cash acquired	(465,403)	—	—
Proceeds from sale of interest in joint venture, net	—	—	2,695
Proceeds from sale of a retail store	—	—	516
Capital expenditures	(24,928)	(42,172)	(42,566)
Net cash used in investing activities	(525,763)	(67,662)	(39,355)
Cash flows from financing activities
Proceeds from sale of common stock, net	—	—	128,686
Proceeds from term loan, net	283,204	—	—
Proceeds from borrowings new revolving credit facility, net	111,466	—	—
Repayment of borrowings old revolving credit facility	(20,344)	—	(48,039)
Repurchase of unsecured promissory notes	—	—	(17,721)
Noncontrolling interest investment, net	—	—	—
Proceeds from exercise of equity awards	260	417	729
Taxes paid for net share settlement	(6,955)	—	(4,316)
Net cash provided by financing activities	367,631	417	59,339
Foreign currency translation adjustments	(193)	(2,818)	(2,360)
Net increase (decrease) in cash and cash equivalents	(52,630)	4,233	106,263
Cash and cash equivalents at beginning of year	132,587	128,354	22,091
Cash and cash equivalents at end of year	$79,957	$132,587	$128,354
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,773	$5,544	$7,048
Income taxes	18,915	68,067	51,630
Non-cash investing and financing activities:
Shares of common stock issued to LVMH in connection with the acquisition of DKI	$75,000	—	—
Note issued to LVMH in connection with the acquisition of DKI	125,000	—	—
The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2017, 2016 and 2015
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
   1.    Business Activity and Principles of Consolidation
As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well women’s handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores.
The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) is a Dutch limited liability company which is a joint venture that is 49% owned by the Company. Kingdom Holdings 1 B.V. (“KH1”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation, which is wholly-owned by the Company, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KH1 and KLNA are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2017, the results of Vilebrequin, KH1 and KLNA are included for the year ended December 31, 2016.
Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows as a result of the Company’s electing to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method as prescribed by Accounting Standard Update (“ASU”) 2016-09. This change resulted in a $10.1 and a 7.0 million decrease in net cash used in operating activities and a corresponding decrease in net cash provided by financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended January 31, 2016 and 2015 respectively, compared to the amounts previously reported.
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

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

   4.    Returns and Allowances
The Company reserves against known chargebacks and returns by customers. The Company establishes these reserves for returns and allowances based on current and historical information and trends. Allowances are established for trade discounts, markdowns, customer advertising agreements and operational chargebacks. Estimated costs associated with allowable deductions for customer advertising expenses are reflected as selling, general and administrative expenses. Estimated costs associated with trade discounts and markdowns, and reserves for returns are reflected as a reduction of net sales. All of these reserves are part of the allowances netted against accounts receivable. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. The Company writes off uncollectible trade receivables once collection efforts have been exhausted.
   5.    Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or market which comprises a significant portion of the Company’s inventory. G.H. Bass and Wilsons inventories are valued at the lower of cost or market as determined by the retail inventory method. DKI and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or market.
   6.    Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a test combining a discounted cash flow approach and a market approach. Other intangibles with determinable lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 17 years). Impairment losses, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets.
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
In fiscal 2017, the Company recorded a $10.5 million impairment charge with respect to leasehold improvements and furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of the performance in these stores.
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
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 384,000, 165,000 and 160,000 shares for the years ended January 31, 2017, 2016 and 2015, respectively, have been excluded from the diluted net income per share calculation as they relate to equity based awards that vest based on performance conditions and for which the vesting conditions have not been met at the end of the period. The Company issued 194,618, 270,630 and 620,036 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2017, 2016 and 2015, respectively. In addition, the Company re-issued 291,181 and 317,143 treasury shares in connection with the vesting of equity awards in fiscal 2017 and fiscal 2016, respectively.
The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:
	Year Ended January 31
	2017	2016	2015
	(In thousands, except per share amounts)
Net income attributable to G-III	$51,938	$114,333	$110,361
Basic net income per share:
Basic common shares	46,308	45,328	43,298
Basic net income per share	$1.12	$2.52	$2.55
Diluted net income per share:
Basic common shares	46,308	45,328	43,298
Stock options and restricted stock awards	1,086	1,184	1,126
Diluted common shares	47,394	46,512	44,424
Diluted net income per share	$1.10	$2.46	$2.48

   11.    Equity Award Compensation
ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted unit stock awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount recognized. Restricted stock unit awards generally vest over a three to five year period and certain awards also include market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level. In addition, certain awards have other

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

performance conditions that require the achievement of an operating performance target. All awards are expensed on a straight line basis other than awards with market price performance and/or operating performance conditions, which are expensed under the requisite acceleration method.
It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
On February 1, 2016, the Company adopted Accounting Standard Update 2016-09. The new guidance prescribes that excess tax benefits arising from the lapse or exercise of an equity award are no longer recognized in additional paid in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid in capital. This change in accounting results in approximately 207,000 additional diluted common shares being included in the diluted net income per share calculation for the year ended January 31, 2017.
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
   13.    Shipping and Handling Costs
Shipping and handling costs for wholesale operations consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expense. Wholesale shipping and handling costs included in selling, general and administrative expenses were $89.5 million, $73.1 million and $62.4 million for the years ended January 31, 2017, 2016 and 2015, respectively.
Shipping and handling costs for retail operations consist of warehouse facility costs, third party warehousing, and warehouse wages and are included in selling, general and administrative expenses. Retail shipping and handling costs included in selling, general and administrative expenses were $9.6 million, $9.9 million and $8.4 million for the years ended January 31, 2017, 2016 and 2015, respectively.
   14.    Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expense. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $89.5 million, $81.9 million and $71.5 million for the years ended January 31, 2017, 2016 and 2015, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $7.8 million and $7.2 million at January 31, 2017 and 2016, respectively.
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
The 2% note issued to LVMH in connection with the acquisition of Donna Karan International Inc. was issued at a discount of  $40.0 million in accordance with ASC 820 — Fair Value Measurements. The fair value of this promissory note would be considered a Level 3 valuation in the fair value hierarchy.
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
   17.    Derivatives
The Company, in its normal course of business, has exposure to changes in foreign currency exchange rates related to certain anticipated cash flows principally associated with sales to international customers. The Company uses derivative financial instruments in the form of foreign currency forward contracts to manage this exposure. The Company’s derivatives are not designated as hedging instruments and are accounted for as economic hedges. Derivatives are recognized gross as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value. Changes in fair value of derivatives not designated as accounting hedges are presented in net revenue along with the corresponding foreign exchange gains and losses related to the items being hedged within the Consolidated Statements of Operations and Comprehensive Income. The Company classifies the payments and/or proceeds from the maturity of these derivatives within cash flows from operating activities within the Consolidated Statements of Cash Flows. The Company does not enter into derivative financial instruments for speculative or trading purposes. As of January 31, 2017 all of the Company’s derivatives mature within one year.
   18.    Foreign Currency Translation
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
   19.    Effects of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Guidance
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation —  Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies various aspects related to share-based payments. The Company elected to early-adopt ASU 2016-09 with an effective date of February 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of approximately $3.1 million in income tax expense, or $0.07 per diluted share, rather than in paid-in capital, for the year ended January 31, 2017 (“fiscal 2017”). The Company has elected to account for forfeitures as they occur.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax asset and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt ASU 2015-17 for the period ended January 31, 2017. The Company chose to apply the guidance prospectively and prior periods were not retrospectively adjusted.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The new guidance became effective for the Company on the fiscal years ended January 31, 2017 and interim periods thereafter. The adoption did not have an impact on the Company’s consolidated financial statements.
Accounting Guidance Issued Being Evaluated for Adoption
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect ASU 2017-04 to have an impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. The Company does not expect ASU 2017-01 to have an impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effects of ASU 2016-16 on its financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company is currently evaluating the provisions of ASU 2016-15.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) providing licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has not yet determined which method they will utilize with respect to the implementation of the new guidance. The Company has created a committee that is in the process of evaluating the potential differences that would result from applying the requirements of the new standard to its current accounting policies and practices. While the Company continues to evaluate the impact of the new revenue guidance, the Company currently believes, based on a preliminary assessment, that the adoption of Topic 606 will primarily impact net sales of its wholesale operations. However, preliminary assessments are subject to change.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements and expects that it will result in a significant increase to its long-term assets and liabilities.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard modifies how

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of this ASU will have a significant impact on its statement of operations.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) — Simplifying the Measurement of Inventory.” Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories consist of:
	January 31,
	2017	2016
	(In thousands)
Finished goods	$483,085	$484,805
Raw materials and work-in-process	184	506
	$483,269	$485,311

Inventory held on consignment by third parties totaled $2.8 million at January 31, 2017. No inventory was held on consignment at January 31, 2016. The Company retains the title to its inventory stored at third party facilities.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of:
		January 31,
		2017	2016
		(In thousands)
Machinery and equipment	5 years	$1,376	$1,820
Leasehold improvements	3 – 13 years	82,658	78,082
Furniture and fixtures	3 – 5 years	79,292	70,899
Computer equipment and software	2 – 3 years	15,907	12,909
		179,233	163,710
Less: accumulated depreciation		76,662	60,131
		$102,571	$103,579

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had fixed asset write offs of approximately $3.2 million and $618,000, net of accumulated depreciation, for the years ended January 31, 2017 and 2016. Depreciation expense was $29.6 million, $23.0 million and $17.9 million for the years ended January 31, 2017, 2016 and 2015, respectively. For the year ended January 31, 2017, the Company recorded a $10.5 million impairment charge on leasehold improvements and furniture and fixtures of certain of our Wilsons and G.H. Bass stores as a result of the stores’ performance.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation process, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges - plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company needs to determine the fair value of the assets. The Company compares the carrying value of the asset to the asset’s estimated fair value. If the fair value is less than the carrying value, the Company recognizes an impairment loss. The carrying amount of the asset is reduced to the estimated fair value based on a discounted cash flow valuation. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and forecasted future retail store operating results. If the Company recognizes an impairment loss for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.
NOTE D — ACQUISITIONS AND INTANGIBLES
   Acquisition of Donna Karan International Inc.
On December 1, 2016, G-III acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 22, 2016, by and between the Company and LVMH, for a total purchase price, including adjustments, of approximately $669.8 million. DKI owns some of the world’s most iconic and recognizable power brands including Donna Karan and DKNY.
DKI sells its products through department stores, specialty and online retailers worldwide, as well as through company-owned retail stores and an e-commerce site. The acquisition of DKI strengthens and diversifies the Company’s brand portfolio and offers additional opportunities to expand G-III’s business through the development of the DKNY and Donna Karan brands and product categories.
Purchase price consideration
The purchase price of  $669.8 million, after taking into account certain adjustments, was paid by a combination of  (i) cash, (ii) 2,608,877 newly issued shares of the Company’s common stock valued at $75.0 million and (iii) a note (the “LVMH Note”) issued to LVMH in the principal amount of  $125.0 million. The cash portion of the purchase price was paid from the proceeds of a term loan facility and revolving credit facility. The purchase price has been revised to include adjustments in accordance with the Purchase Agreement.
Please see Note E, “Notes payable and other liabilities” and Note H “Stockholders’ equity” for further discussion of these aspects of the acquisition.
The total consideration paid for the acquisition of DKI is as follows (in thousands):
Initial Purchase Price	$650,000
plus: 338(h)(10) tax election adjustment	33,500
plus: aggregate adjustments to purchase price	26,278
Minus: LVMH Note discount	(40,000)
Total consideration	$669,778

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Allocation of the purchase price consideration
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:
(In thousands)
Cash and cash equivalents	$44,375
Accounts receivable	13,235
Inventories	10,933
Prepaid expenses & other current assets	19,533
Property, plant and equipment	15,760
Goodwill	220,649
Tradenames	370,000
Other intangibles	40,000
Other long-term assets	2,703
Total assets acquired	737,188
Accounts payable	(21,436)
Accrued expense	(38,900)
Income taxes payable	(3,443)
Other long-term liabilities	(3,631)
Total liabilities assumed	(67,410)
Total fair value of acquisition consideration (net of $40 million imputed debt discount)	$669,778

The Company recognized goodwill of approximately $220.6 million in connection with the acquisition of DKI. The goodwill was assigned to the Company’s wholesale operations reporting unit as the wholesale operations reporting unit is expected to benefit from the synergies of the combination and from the future growth of DKI. Subsequent to the acquisition, DKI’s wholesale operations were fully integrated into G-III’s credit and collection platform and both entities are expected to share several processes in the short term such as IT, finance, logistics, human resources, sourcing and overseas quality control. The Purchase Agreement included an option to make an election under Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired assets and liabilities are the same as of the purchase date and the goodwill is deductible for tax purposes over a 15 year period.
The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method and the Company classifies these intangibles as Level 3 fair value measurements. The Company recorded other intangible assets of  $410.0 million, which included customer relationships of  $40.0 million (17 year life), as well as tradenames of  $370.0 million, which have an indefinite life.
The Company recognized approximately $7.8 million of acquisition related costs that were expensed in fiscal 2017. These acquisition and integration costs are included in “selling, general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income for the year ended January 31, 2017.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The estimates of fair value of assets acquired and liabilities assumed are preliminary and subject to change based on completion of certain working capital adjustments and the tax implications of our purchase price allocation. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.
The following table represents the reconciliation of the cash paid for the acquisition of DKI with the fair value of the acquisition consideration (in thousands):
Purchase price	$669,778
Minus cash acquired and non-cash consideration
Cash acquired	(44,375)
Note issued to LVMH, net of discount	(85,000)
Common Stock issued to LVMH	(75,000)
Cash disbursed for the acquisition of DKI	$(465,403)

Net Sales, Operating Losses and Pro Forma Impact of the Transaction
The amount of net sales and operating losses of DKI since the acquisition date included in the consolidated statements of income for the reporting period represented $29.5 million and a loss of  $13.1 million, respectively.
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of DKI had occurred on February 1, 2015.
	Year Ended January 31,
	2017(1)	2016
	(unaudited, in thousands)
Net sales	$2,601,181	$2,840,741
Net income	7,000	61,089
Earnings per share:
Basic	$0.14	$1.26
Diluted	0.14	1.23

(1)
Includes nonrecurring pro forma adjustments directly attributable to the business combination consisting of the reversal of  $7.8 million of professional fees and the reversal of severance expenses of $3.9 million.

The pro forma adjustments are based upon available information and certain assumptions that we consider reasonable. The unaudited pro forma condensed combined financial data is based on preliminary estimates and assumptions set forth in the accompanying notes. Pro forma adjustments are necessary to (i) reflect the changes in depreciation and amortization expense resulting from fair value adjustments to intangible assets, to (ii) reflect interest expense due to incremental borrowings to fund the Acquisition, to (iii) reflect the taxation of G-III’s and DKI’s combined income as a result of the acquisition, as well as the tax effects related to such pro forma adjustments, (iv) adjust for accounting policy changes to conform to G-III’s presentation and to (v) reflect shares issued as part of the purchase price for the acquisition. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of DKI. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2015, nor are they indicative of the future operating results of the combined company.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

   Intangible assets balances
Intangible assets consist of:
		January 31,
	Estimated Life	2017	2016
		(In thousands)
Gross carrying amounts
Licenses	14 years	$18,846	$19,074
Trademarks	8 – 12 years	2,194	2,194
Customer relationships	8 – 17 years	48,071	8,163
Other	3 – 10 years	4,387	4,975
Subtotal		73,498	34,406
Accumulated amortization		(24,921)	(23,540)
		48,577	10,866
Unamortized intangible assets
Goodwill		269,262	49,437
Trademarks		435,395	67,200
Subtotal		704,657	116,637
Total intangible assets, net		$753,234	$127,503

Changes in the amounts of our goodwill for each of the years ended January 31, 2017 and 2016 are summarized by reportable segment as follows (in thousands):
	Wholesale	Retail	Total
January 31, 2015	$51,414	$716	$52,130
Currency translation	(2,693)	—	(2,693)
January 31, 2016	48,721	716	49,437
Acquisition	220,649	—	220,649
Currency translation	(824)	—	(824)
January 31, 2017	$268,546	$716	$269,262

Amortization expense with respect to intangibles amounted to approximately $2.5 million, $1.9 million and $2.0 million for the years ended January 31, 2017, 2016 and 2015, respectively.
The estimated amortization expense with respect to intangibles for the next five years is as follows:
Year Ending January 31,	Amortization Expense
(In thousands)
2018	$4,329
2019	3,967
2020	3,828
2021	3,286
2022	3,076
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
NOTE E — NOTES PAYABLE AND OTHER LIABILITIES
Long term debt consists of the following:
	January 31, 2017	January 31, 2016
	(in thousands)
Term loan	$300,000	$—
New revolving credit facility	91,121	—
Note issued to LVMH	125,000	—
Subtotal	516,121	—
Less: Net debt issuance costs and debt discount	(54,365)	—
Total	$461,756	$—

Term Loan
In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). The Term Loan will mature in December 2022. The Term Loan is subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity. On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. This prepayment relieves G-III of its obligation to make quarterly amortization payments for the remainder of the term.
Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash.
The Term Loan is secured (i) on a first-priority basis by a lien on the Company’s real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by the Company and by certain of the Company’s subsidiaries and (ii) by a second-priority security interest in other assets of the Company and certain of its subsidiaries, which secure on a first-priority basis the Company’s asset-based loan facility described below under the caption “New Revolving Credit Facility”.
The term loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of January 31, 2017 the Company was in compliance with this covenant.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Term Loan may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest, and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the “Excess Cash Flow” (as defined in the Term Loan Credit Agreement) of the Company with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if the Company’s senior secured leverage ratio is less than 3.00 to 1.00, to 25% if the Company’s senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if the Company’s senior secured leverage ratio is less than 2.25 to 1.00.
The Company also incurred debt issuance costs totaling $18.3 million related to the Term Loan, of which $2.6 million have been expensed in connection with the $50 million prepayment. In accordance with ASU 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the term loan, and are amortized using the effective interest method over the remaining life of the Term Loan.
The weighted average interest rate for amounts borrowed under the Term Loan was 6.25% for the two month period ended January 31, 2017. A 0.25% change in the interest rates applied to the Term Loan would change annual interest expense under the Term Loan by approximately $750,000.
New Revolving Credit Facility
Upon closing of the acquisition of DKI, the Company’s previous credit agreement (the “old revolving credit facility”) was refinanced and replaced by a $650 million amended and restated credit agreement (the “new revolving credit facility”). Amounts available under the new revolving credit facility are subject to borrowing base formulas and over advances as specified in the new revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the new revolving credit facility agreement. The new revolving credit facility has a five year term ending December 1, 2021.
In addition to paying interest on any outstanding borrowings under the new revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.
The Company also incurred debt issuance costs totaling $12.4 million related to the new revolving credit facility. As permitted under ASU 2015-15, the debt issuance costs have been deferred and are presented as an asset which is subsequently amortized ratably over the term of the new revolving credit facility.
The new revolving credit facility is secured by specified assets of the Company and certain of its subsidiaries.
The new revolving credit facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the new revolving credit facility also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that should not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2017, the Company was in compliance with these covenants.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of January 31, 2017, interest under the ABL Credit Agreement was being charged at the average rate of 3.19% per annum. The new revolving credit facility also includes amounts available for letters of credit. As of January 31, 2017, the Company had $91.1 million of borrowings outstanding under the new revolving credit facility all of which is classified as long term liability. As of January 31, 2017, there were outstanding trade and standby letters of credit amounting to $10.4 million and $2.4 million, respectively.
LVMH Note
As a portion of the consideration for the acquisition of DKI, the Company issued to LVMH a junior lien secured promissory note in the principal amount of  $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023.
In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement with Barclays Bank PLC, as administrative agent for the lenders party to the Term Loan and collateral agent for the Senior Secured Parties thereunder and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and other Senior Secured Parties under the new revolving credit facility, providing that the Company’s obligations under the LVMH Note are subordinate and junior to the Company’s obligations under the new revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with the Company and its subsidiary, G-III Leather Fashions, Inc., pursuant to which The Company and G-III Leather granted to LVMH a security interest in specified collateral to secure the Company’s payment and performance of the Company’s obligations under the LVMH Note that is subordinate and junior to the security interest granted by the Company with respect to the Company’s obligations under the new revolving credit facility agreement and Term Loan.
The LVMH Note was issued at a discount of  $40.0 million in accordance with ASC 820 — Fair Value Measurements. The imputed discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.
Old Revolving Credit Facility
Prior to the acquisition of DKI, the old revolving credit facility consisted of a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the previous credit agreement were subject to borrowing base formulas and other advances as specified in that credit agreement. Borrowings bore interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the previous credit agreement.
The previous credit agreement was secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The weighted average interest rate for amounts borrowed under the old revolving credit facility was 2.1% for the period starting February 2, 2016 and ending November 30, 2016, when the old revolving credit facility was replaced by the new revolving credit facility. The weighted average interest rate for amounts borrowed under the old revolving credit facility was 2.1% for the year ended January 31, 2016.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Future Debt Maturities
As of January 31, 2017, the Company’s mandatory debt repayments mature in the year ending January 31, 2022 or thereafter.
Year Ending January 31,
(In millions)
2018	$—
2019	—
2020	—
2021	91,121
2022 and thereafter	425,000
NOTE F — INCOME TAXES
The income tax provision is comprised of the following:
	Year Ended January 31,
	2017	2016	2015
	(In thousands)
Current
Federal	$22,925	$47,585	$46,989
State and city	4,034	5,910	5,978
Foreign	6,150	7,768	5,688
	33,109	61,263	58,655
Deferred
Federal	(4,776)	3,458	1,422
State and city	(2,807)	535	(67)
Foreign	298	(456)	(560)
	(7,285)	3,537	795
Income tax expense	$25,824	$64,800	$59,450
Income before income taxes
United States	$55,363	$149,578	$133,709
Non-United States	22,399	29,555	34,732
	$77,762	$179,133	$168,441

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2017 and 2016 are summarized as follows:
	2017	2016
	(In thousands)
Deferred tax assets
Compensation	$10,323	$13,045
Straight-line lease	4,279	3,713
Provision for bad debts and sales allowances	11,919	11,180
Supplemental employee retirement plan	519	378
Inventory write-downs	10,163	3,581
Net operating loss	2,274	1,637
Other	2,343	1,812
Total deferred tax assets	41,820	35,346
Deferred tax liabilities
Depreciation and amortization	(14,724)	(15,981)
Intangibles	(21,347)	(21,772)
Prepaid expenses and other	(3,383)	(3,362)
Other	(817)	(507)
Total deferred tax liabilities	(40,271)	(41,622)
Net deferred tax assets (liability)	$1,549	$(6,276)

As of January 31, 2017 and 2016, intangible deferred tax liabilities of   $13.8 million and $14.3 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:
	2017	2016	2015
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	1.0	2.4	2.3
Permanent differences resulting in Federal taxable income	9.6	3.6	2.9
Foreign tax rate differential	(1.7)	(1.4)	0.1
ASC 718 Adoption	(3.8)	—	—
Foreign tax credit	(6.5)	(3.1)	(6.5)
Other, net	(0.4)	(0.3)	1.5
Actual provision for income taxes	33.2%	36.2%	35.3%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $32 million at January 31, 2017. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries, as applicable. At this point in time it is not practical to estimate the amount of taxes payable if the earnings were remitted.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:
	2017	2016	2015
Balance at February 1,	1,094	1,094	1,094
Additions based on tax positions related to the current year	0	0	0
Additions for tax positions of prior years	0	0	0
Reductions for tax positions of prior years	0	0	0
Settlements	0	0	0
Lapses of statutes of limitations	0	0	0
Balance at January 31,	1,094	1,094	1,094

The Company accounts for uncertain income tax positions in accordance with ASC Topic 740 Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2017, there was an increase in the unrecognized tax position reserve of approximately $125,000 for the current year accrual of interest and penalties on existing uncertain income tax positions reserves.
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
Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2013 and forward. It is currently under audit examination by New Jersey and Belgium for fiscal year 2010 and forward. We believe that it is reasonably possible that the total amount of unrecognized tax benefits of  $1.6 million (inclusive of tax, interest and penalties) will not change during the next twelve months due to the applicable statutes of limitations.
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

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2017:
Year Ending January 31,	Amount
(In thousands)
2018	$95,882
2019	93,359
2020	86,243
2021	76,336
2022	63,379
Thereafter	163,799
$578,998

Rent expense on the above operating leases for the years ended January 31, 2017, 2016 and 2015 was approximately $84.7 million, $75.6 million and $72.6 million, respectively.
   License Agreements
The Company has entered into license agreements that provide for royalty payments ranging from 4% to 20% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of approximately $139.0 million, $123.7 million and $109.6 million for the years ended January 31, 2017, 2016 and 2015, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expense), was $39.2 million, $36.1 million and $32.1 million for the years ended January 31, 2017, 2016 and 2015, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:
Year Ending January 31,	Amount
(In thousands)
2018	$143,531
2019	105,884
2020	100,540
2021	83,287
2022	188,095
Thereafter	185,295
$806,632

   Legal Proceedings
In the ordinary course of business, the Company is subject to periodic claims, investigations and lawsuits. Although the Company cannot predict with certainty the ultimate resolution of claims, investigations and lawsuits, asserted against the Company, it does not believe that any currently pending legal proceeding or proceedings to which it is a party will have a material adverse effect on its business, financial condition or results of operations.
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
   Public Offering
In June 2014, the Company sold 3,450,000 shares of its common stock, including 450,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of  $38.82 per share. The Company received net proceeds of  $128.7 million from the offering after payment of underwriting discounts and expenses of the offering. The net proceeds were used for general corporate purposes.
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
The Company did not repurchase any shares during fiscal 2016 or fiscal 2017.
   Long-Term Incentive Stock Plan
As of January 31, 2017, the Company had 1,504,807 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards vest over a three to five year period. In addition to the time vesting condition, these awards may include stock price and operating performance conditions, including a performance condition based on achievement of a specified stock price and, in certain cases, a condition based on an operating performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
   Restricted Stock Units
	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2015	2,091,412	$23.80
Granted	507,319	$47.36
Vested	(549,848)	$19.40
Canceled	—	$—
Unvested as of January 31, 2016	2,048,883	$30.79
Granted	630,642	$25.82
Vested	(678,164)	$22.43
Canceled	(2,500)	$17.95
Unvested as of January 31, 2017	1,998,861	$31.70

For restricted stock units with stock price performance conditions, the Company estimates the grant date fair value using a lattice model. For restricted stock units with operating performance conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. For restricted stock units with no performance conditions, grant date fair value is based on the market price on the date of grant.
The Company recognized $16.8 million, $15.6 million and $11.6 million in compensation expense for the years ended January 31, 2017, 2016 and 2015, respectively, related to restricted stock unit grants. At January 31, 2017, 2016 and 2015, unrecognized costs related to the restricted stock units totaled approximately $40.7 million, $42.0 million and $32.2 million, respectively.
   Stock Options
Information regarding all stock options for fiscal 2017, 2016 and 2015 is as follows:
	2017		2016		2015
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at beginning of year	331,651	$10.59	469,176	$11.16	536,976	$11.11
Exercised	(20,520)	$12.65	(37,525)	$11.11	(67,800)	$10.76
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	(60,000)	$15.87	(100,000)	$13.08	—	$—
Stock options outstanding at end of year	251,131	$9.16	331,651	$10.59	469,176	$11.16
Exercisable	251,131	$9.16	253,151	$9.07	250,176	$8.63

The following table summarizes information about stock options outstanding:
Range of Exercise Prices	Number Outstanding as of January 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2017	Weighted Average Exercise Price
$0.00 – $8.00	113,800	1.24	$6.61	113,800	$6.61
$8.01 – $12.00	84,265	0.60	$9.23	84,265	$9.23
$12.01 – $16.00	36,400	4.08	$12.98	36,400	$12.98
$16.01 – $40.00	16,666	5.19	$17.85	16,666	$17.85
	251,131			251,131

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. No stock options were granted during the years ended January 31, 2017, January 31, 2016 and January 31, 2015.
The Company is required to recognize stock-based compensation based on the number of awards that are ultimately expected to vest. In connection with the adoption of ASU 2016-09, the Company has elected to account for forfeitures as they occur.
The weighted average remaining term for stock options outstanding was 1.70 years at January 31, 2017. The aggregate intrinsic value at January 31, 2017 was $4.3 million for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2017, the reporting date.
Proceeds received from the exercise of stock options were approximately $260,000 and $417,000 during the years ended January 31, 2017 and 2016, respectively. The intrinsic value of stock options exercised was $936,000 and $1.7 million for the years ended January 31, 2017 and 2016, respectively. A portion of this amount is currently deductible for tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company recognized approximately $126,000 in compensation expense for the year ended January 31, 2017, $153,000 for the year ended January 31, 2016 and $541,000 for the year ended January 31, 2015, related to equity option award grants. As of January 31, 2017, there is no unamortized option compensation expense to be recorded. No options were granted during the fiscal years ended January 31, 2017, 2016 and 2015.
NOTE I — MAJOR CUSTOMERS
One customer in the wholesale operations segment accounted for approximately 21.8%, 20.8% and 18.7% of the Company’s net sales for the years ended January 31, 2017, 2016 and 2015, respectively.
NOTE J — EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of approximately $2.9 million, $2.3 million and $2.0 million for the years ended January 31, 2017, 2016 and 2015, respectively.
DKI maintains a 401(k) plan and trust for U.S. based non-union employees. The Company matched 50% of the first 7% of the participant’s contributed pay for a maximum amount of 3.5% of a participant’s eligible compensation. The Company made matching contributions of approximately $52,000 for the month of December 2016. In January 2017, all DKI employees became employees of the Company and were able to participate in the GIII Plan. The Company anticipates merging the two plans during fiscal 2018.
NOTE K — SEGMENTS
The Company’s reportable segments are business units that offer products through different channels of distribution. Commencing with the first quarter of fiscal 2016, the Company changed its segment reporting to two reportable segments: wholesale operations and retail operations. The wholesale operations segment mainly consists of the Company’s former licensed products and non-licensed products segments and includes sales of products under brands licensed by the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan and DKNY business are included in the wholesale operations segment. The retail operations segment consists primarily of the Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. The following information, in thousands, is presented for the fiscal years ended:
	January 31, 2017
	Wholesale	Retail	Elimination(1)	Total
Net sales	$2,014,386	$474,217	$(102,168)	$2,386,435
Cost of goods sold	1,382,162	267,427	(104,015)	1,545,574
Gross profit	632,224	206,790	1,847	840,861
Selling, general and administrative	457,785	246,651	—	704,436
Depreciation and amortization	21,483	10,998	—	32,481
Asset impairments	—	10,480	—	10,480
Operating profit (loss)	$152,956	$(61,339)	$1,847	$93,464

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	January 31, 2016
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,949,646	$514,027	$(119,531)	$2,344,142
Cost of goods sold	1,348,109	276,926	(119,531)	1,505,504
Gross profit	601,537	237,101	—	838,638
Selling, general and administrative	398,476	230,286	—	628,762
Depreciation and amortization	17,413	7,979	—	25,392
Operating profit (loss)	$185,648	$(1,164)	$—	$184,484

	January 31, 2015
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,745,894	$499,284	$(128,323)	$2,116,855
Cost of goods sold	1,220,489	267,430	(128,323)	1,359,596
Gross profit	525,405	231,854	—	757,259
Selling, general and administrative	349,535	222,455	—	571,990
Depreciation and amortization	13,454	6,920	—	20,374
Operating profit	$162,416	$2,479	$—	$164,895

(1)
Represents intersegment sales to the Company’s retail operations.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.
The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:
	January 31
	2017	2016
	(In thousands)
Wholesale	$1,477,259	$763,353
Retail	228,352	210,118
Corporate	146,333	210,599
Total Assets	$1,851,944	$1,184,070

The total revenues and long lived assets by geographic region are as follows:
	2017		2016		2015
Geographic Region	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
	(In thousands)
United States	$2,180,409	$790,341	$2,157,889	$150,949	$1,956,589	$132,822
Non-United States	206,026	178,665	186,253	130,681	160,266	115,030
	$2,386,435	$969,006	$2,344,142	$281,630	$2,116,855	$247,852

Capital expenditures for locations outside of the United States totaled $4.6 million in the fiscal year ended January 31, 2017, $4.5 million in the fiscal year ended January 31, 2016, and $6.4 million in the fiscal year ended January 31, 2015.

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
NOTE M — EQUITY INVESTMENT
Investment in Kingdom Holding 1 (“KH1”)
In February 2016, the Company acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction). This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at January 31, 2017.
Investment in Karl Lagerfeld North America (“KLNA”)
In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid to KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. The Company accounts for its investment in KLNA using the equity method of accounting.
NOTE N — RELATED PARTY TRANSACTIONS
Transactions with LVMH
On December 1, 2016, in connection with the acquisition of DKI, the Company issued approximately 2.6 million shares of G-III’s common stock to LVMH equal to $75 million. LVHM’s holdings represent 5.4% of the Company’s outstanding common stock. LVMH is considered a related party as a result of its’ beneficial ownership being greater than 5%,
On December 1, 2016, LVMH issued a junior lien secured promissory note in the principal amount of $125.0 million in connection with the acquisition of DKI that bears interest at the rate of 2% per annum. The Company paid interest in the amount of  $212,000 to LVHM in fiscal 2017 and has a $212,000 interest payable balance as of January 31, 2017. The Company also has a balance due from LVMH in the amount of $7.3 million as a result of a working capital adjustment pursuant to the purchase agreement. This amount is included in prepaid expenses and other current assets in the accompanying Balance Sheet at January 31, 2017 and has been paid by LVMH in March 2017.
In connection with the purchase of DKI, the Company, at the request of LVMH, agreed to operate a retail store located on Bond Street in the UK. The Company has agreed to operate the store until the earlier of the lease expiration, the termination of the lease by the landlord, or the transfer or assignment of the lease to another entity. LVMH has agreed to reimburse GIII for the cost of operating the store, less depreciation, for the duration of the agreement.

G-III Apparel Group, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Transaction with Karl Lagerfeld North America
G-III owns a 49% ownership interest in KLNA and is considered a related party (see note M). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of approximately $4.0 million and $1.0 million for the years ended January 31, 2017 and 2016, respectively. The Company began shipping Karl Lagerfeld product in October 2015, the expense for fiscal 2016 represents approximately four months of activity. The amount of royalty and advertising due to KLNA as of January 31, 2017 and 2016 was approximately $656,000 and $60,000, respectively.
NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for the fiscal years ended January 31, 2017 and 2016 are as follows (in thousands, except per share amounts):
	Quarter Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
Net sales	$457,403	$442,267	$883,476	$603,289
Gross profit	165,669	155,643	321,452	198,097
Net income (loss) attributable to G-III	2,771	(1,293)	70,564	(20,104)
Net income (loss) per common share
Basic	$0.06	$(0.03)	$1.54	$(0.42)
Diluted	$0.06	$(0.03)	$1.50	$(0.42)
	Quarter Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Net sales	$432,965	$473,884	$909,865	$527,428
Gross profit	154,427	168,340	337,057	178,814
Net income attributable to G-III	6,760	12,453	87,156	7,964
Net income per common share
Basic	$0.15	$0.28	$1.92	$0.17
Diluted	$0.15	$0.27	$1.87	$0.17

G-III Apparel Group, Ltd. and Subsidiaries
SCHEDULE II — Valuation and Qualifying Account
Years ended January 31, 2017, 2016 and 2015
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2017
Deducted from asset accounts
Allowance for doubtful accounts	$1,346	$682	$836	$1,192
Reserve for sales allowances(b)	72,915	266,263	244,684	94,494
	$74,261	$266,945	$245,520	$95,686
Year ended January 31, 2016
Deducted from asset accounts
Allowance for doubtful accounts	$1,074	$515	$243	$1,346
Reserve for sales allowances(b)	52,367	212,145	191,597	72,915
	$53,441	$212,660	$191,840	$74,261
Year ended January 31, 2015
Deducted from asset accounts
Allowance for doubtful accounts	$642	$584	$152	$1,074
Reserve for sales allowances(b)	54,345	162,233	164,211	53,367
	$54,987	$162,817	$164,363	$53,441

(a)
Accounts written off as uncollectible, net of recoveries.

(b)
See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1