Form 10-Q
period 2017-04-30
G III APPAREL GROUP LTD /DE/
filed 2017-06-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 1, 2017, there were 48,661,518 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2017	April 30, 2016	January 31, 2017
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,134	$95,448	$79,957
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $82,811, $60,682 and $95,686, respectively	256,212	213,752	263,881
Inventories	445,969	406,720	483,269
Prepaid income taxes	16,845	25,359	8,885
Deferred income taxes, net	—	17,584	—
Prepaid expenses and other current assets	55,474	26,495	46,946
Total current assets	841,634	785,358	882,938
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	60,002	61,464	61,171
PROPERTY AND EQUIPMENT, NET	100,102	103,715	102,571
OTHER ASSETS	35,304	25,628	36,181
OTHER INTANGIBLES, NET	47,797	10,738	48,558
DEFERRED INCOME TAX ASSETS, NET	15,901	—	15,849
TRADEMARKS, NET	436,147	69,372	435,414
GOODWILL	266,901	50,406	269,262
TOTAL ASSETS	$1,803,788	$1,106,681	$1,851,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Income tax payable	$—	$—	$2,242
Accounts payable	164,521	100,215	217,902
Accrued expenses	75,197	51,633	95,275
Total current liabilities	239,718	151,848	315,419
NOTES PAYABLE, Net of note discount and unamortized issuance costs of $52,204, $0 and $54,365, respectively	492,796	—	461,756
DEFERRED INCOME TAXES, NET	14,536	25,186	14,300
OTHER NON-CURRENT LIABILITIES	40,678	27,996	39,233
TOTAL LIABILITIES	787,728	205,030	830,708

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 49,031, 46,231 and 49,016 shares issued, respectively	253	229	253
Additional paid-in capital	442,897	358,460	437,777
Accumulated other comprehensive loss	(27,654)	(17,657)	(27,722)
Retained earnings	602,027	563,262	612,418
Common stock held in treasury, at cost – 369, 667 and 376 shares, respectively	(1,463)	(2,643)	(1,490)
TOTAL STOCKHOLDERS’ EQUITY	1,016,060	901,651	1,021,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,803,788	$1,106,681	$1,851,944

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$529,042	$457,403
Cost of goods sold	327,186	291,734
Gross profit	201,856	165,669
Selling, general and administrative expenses	197,411	153,105
Depreciation and amortization	9,838	7,193
Operating profit (loss)	(5,393)	5,371
Equity income (loss) in unconsolidated affiliates	(1,152)	269
Interest and financing charges, net	(9,949)	(1,242)
Income (loss) before income taxes	(16,494)	4,398
Income tax expense (benefit)	(6,103)	1,627
Net income (loss)	$(10,391)	$2,771

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.21)	$0.06
Weighted average number of shares outstanding	48,648	45,549

Diluted:
Net income (loss) per common share	$(0.21)	$0.06
Weighted average number of shares outstanding	48,648	46,942

Net income (loss)	$(10,391)	$2,771
Other comprehensive income (loss):
Foreign currency translation adjustments	68	6,032
Other comprehensive income	68	6,032
Comprehensive income (loss)	$(10,323)	$8,803

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(10,391)	$2,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,838	7,193
Loss on disposal of fixed assets	184	149
Equity loss (income) in unconsolidated affiliate	1,152	(269)
Equity based compensation	4,955	4,473
Deferred financing charges	3,779	184
Changes in operating assets and liabilities:
Accounts receivable, net	7,739	7,966
Inventories	37,445	78,999
Income taxes, net	(10,206)	(1,303)
Prepaid expenses and other current assets	(8,503)	(4,280)
Other assets, net	349	(484)
Accounts payable, accrued expenses and other liabilities	(69,561)	(93,565)
Net cash provided by (used in) operating activities	(33,220)	1,834

Cash flows from investing activities
Investment in unconsolidated affiliate	—	(35,432)
Capital expenditures	(5,729)	(6,096)
Net cash used in investing activities	(5,729)	(41,528)

Cash flows from financing activities
Proceeds from (use of) borrowing – new revolving facility, net	28,877	—
Proceeds from exercise of equity awards	169	247
Net cash provided by financing activities	29,046	247

Foreign currency translation adjustments	(2,920)	2,308
Net decrease in cash and cash equivalents	(12,823)	(37,139)
Cash and cash equivalents at beginning of period	79,957	132,587
Cash and cash equivalents at end of period	$67,134	$95,448

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$7,205	$939
Income tax payments, net	1,980	2,772

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) is a Dutch limited liability company that is a joint venture that is 49% owned by the Company. Kingdom Holdings 1 B.V. (“KH1”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Our retail stores use a 52/53-week fiscal year.

The results for the three month period ended April 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

The Company’s international subsidiaries use different functional currencies, which are the local selling currency. In accordance with the authoritative guidance, operating assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income within stockholders’ equity.

Note 2 – Acquisition of Donna Karan International

On December 1, 2016, G-III acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 22, 2016, as amended, by and between the Company and LVMH, for a total purchase price of approximately $669.8 million.

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

The results of DKI have been included in these consolidated financial statements since the date of acquisition.

Allocation of the purchase price consideration

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$44,375
Accounts receivable	13,235
Inventories	10,933
Prepaid expenses & other current assets	19,533
Property, plant and equipment	15,760
Goodwill	217,947
Tradenames	370,000
Other intangibles	40,000
Other long-term assets	2,703
Total assets acquired	734,486
Accounts payable	(18,734)
Accrued expense	(38,900)
Income taxes payable	(3,443)
Other long-term liabilities	(3,631)
Total liabilities assumed	(64,708)
Total fair value of acquisition consideration (net of $40 million imputed debt discount)	$669,778

The Company initially recognized goodwill of approximately $220.6 million in connection with the acquisition of DKI. In the quarter ended April 30, 2017, the Company reduced goodwill by $2.7 million due to unrecorded indemnification assets from LVMH related to transactions that occurred prior to the acquisition. There was no change to the purchase price, however, the estimates of fair value of assets acquired and liabilities assumed are preliminary and subject to change based on finalizing the election under Internal Revenue Code Section 338(h)(10) which may have an impact on purchase price.

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

The results of DKI have been included in these consolidated financial statements since the date of acquisition.

Note 3 – Investment in Unconsolidated Affiliates

In February 2016, the Company acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction). This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at April 30, 2017.

Note 4 – Inventories

Subsequent to the adoption of Accounting Standard Update 2015-11 (Inventory - topic 330), wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or net realizable value which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Inventories consist of:

	April 30, 2017	April 30, 2016	January 31, 2017
	(In thousands)
Finished goods	$445,567	$405,658	$483,085
Raw materials and work-in-process	402	1,062	184
	$445,969	$406,720	$483,269

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 510,800 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2016. For the three months ended April 30, 2017 and 2016, 14,275 and 19,200 shares of common stock, respectively, were issued in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2017	2016

Net income (loss) attributable to G-III	$(10,391)	$2,771
Basic net income (loss) per share:
Basic common shares	48,648	45,549
Basic net income (loss) per share	$(0.21)	$0.06

Diluted net income (loss) per share:
Basic common shares	48,648	45,549
Diluted restricted stock awards and stock options	—	1,393
Diluted common shares	48,648	46,942
Diluted net income (loss) per share	$(0.21)	$0.06

Note 6 – Notes Payable

Long term debt consists of the following:

	April 30, 2017	April 30, 2016	January 31, 2017

Term loan	$300,000	$-	$300,000
New revolving credit facility(1)	120,000	-	91,121
Note issued to LVMH	125,000	-	125,000
Subtotal	545,000	-	516,121
Less: Net debt issuance costs and debt discount(2)	(52,204)	-	(54,365)
Total	$492,796	$-	$461,756

(1)	There were no borrowings outstanding as of April 30, 2016 under the Company’s prior revolving credit agreement.
(2)	This table does not include the debt issuance costs, net of amortization, totaling $11.3 million and $11.9 million as of April 30, 2017 and January 31, 2017, respectively, related to the new revolving credit facility. The debt issuance costs have been deferred and are presented as an asset as permitted under ASU 2015-15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). The Term Loan will mature in December 2022. The Term Loan was subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity. On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. This prepayment relieved G-III of its obligation to make quarterly amortization payments for the remainder of the term.

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

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of April 30, 2017 the Company was in compliance with this covenant.

New Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s previous credit agreement (the “old revolving credit facility”) was refinanced and replaced by a $650 million amended and restated credit agreement (the “new revolving credit facility”). Amounts available under the new revolving credit facility are subject to borrowing base formulas and over advances as specified in the new revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the new revolving credit facility agreement. The new revolving credit facility has a five year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the new revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized available commitment.

As of April 30, 2017, the Company had $120.0 million of borrowings outstanding under the new revolving credit facility all of which are classified as long term liabilities. As of April 30, 2017, there were outstanding trade and standby letters of credit amounting to $9.7 million and $3.4 million, respectively.

LVMH Note

As part of the consideration for the acquisition of DKI, the Company issued to LVMH a junior lien secured promissory note in the principal amount of  $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. ASC 820 - Fair Value Measurements requires the note to be recorded at fair value. As a result, the company recorded a debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Prior Revolving Credit Facility

Prior to the acquisition of DKI, the prior revolving credit facility consisted of a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the prior credit agreement were subject to borrowing base formulas and other advances as specified in that credit agreement. Borrowings bore interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the previous credit agreement.

The prior credit agreement was secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.

Note 7 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under brands licensed by the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan and DKNY business are included in the wholesale operations segment. The retail operations segment consists primarily of the Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores.

The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales	$453,017	$99,185	$(23,160)	$529,042
Cost of goods sold	298,373	51,973	(23,160)	327,186
Gross profit	154,644	47,212	—	201,856
Selling, general and administrative	130,160	67,251	—	197,411
Depreciation and amortization	6,385	3,453	—	9,838
Operating profit (loss)	$18,099	$(23,492)	$—	$(5,393)

	Three Months Ended April 30, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$382,371	$94,992	$(19,960)	$457,403
Cost of goods sold	257,995	53,699	(19,960)	291,734
Gross profit	124,376	41,293	—	165,669
Selling, general and administrative	96,938	56,167	—	153,105
Depreciation and amortization	5,000	2,193	—	7,193
Operating profit (loss)	$22,438	$(17,067)	$—	$5,371

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	April 30, 2017	April 30, 2016	January 31, 2017
	(In thousands)
Wholesale	$1,459,142	$692,039	$1,477,259
Retail	205,024	199,560	228,352
Corporate (1)	139,622	215,082	146,333
Total Assets	$1,803,788	$1,106,681	$1,851,944

(1)	Includes assets not allocated to any reportable segment.

Note 8 – Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company does not expect ASU 2016-16 to have an impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company is currently evaluating the provisions of ASU 2016-15.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) providing licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has not yet determined which method it will utilize. The Company has formed a committee that is evaluating the potential differences that would result from applying the requirements of the new standard to the current accounting policies and practices. Based on this initial assessment and the actions the Committee is currently undertaking to implement the new guidance, the Company currently believes that the adoption of Topic 606 will primarily impact its wholesale operations segment in the timing of recognition of certain adjustments that are currently recorded in net sales along with reclassifications of certain operating expenses such as cooperative advertising, which is currently recorded in selling, general and administrative expenses but will be recorded as an offset to net sales under the new guidance. The Company believes that the retail operations segment will not be materially impacted by the new guidance, as its retail stores do not currently offer significant loyalty programs to their customers. However, these assessments may be subject to change.

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

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2018 is referred to as “fiscal 2018”. Vilebrequin, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KH1 and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the three month period ended April 30, 2017, the results of Vilebrequin, KH1 and KLNA are included for the three month period ended March 31, 2017. We account for our investment in KLNA and KH1 using the equity method of accounting.

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

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the acquisition of Donna Karan International Inc., including:

-	our ability to combine our business with the Donna Karan business successfully or in a timely and cost-efficient manner;
-	the increase in our indebtedness as a result of the acquisition;
-	the significant costs we incurred as a result of the acquisition;
-	the significant increase in the amount of our goodwill and other intangibles; and
-	the degree of business disruption relating to the acquisition.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The wholesale operations segment includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan International (“DKI”) business are included in the wholesale operations segment.

The retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of April 30, 2017, we operated 174 Wilsons Leather stores, 155 G.H. Bass stores, 49 DKNY stores, 4 Calvin Klein Performance stores and 4 Karl Lagerfeld Paris stores. We also operate online stores for Wilsons Leather, G.H. Bass and DKNY.

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

In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $669.8 million. We believe that Donna Karan owns some of the world’s most iconic and recognizable power brands, including DKNY, Donna Karan and DKNY Jeans. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years.

In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel and Touch by Alyssa Milano women’s lifestyle apparel.

In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our existing Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. The new Tommy Hilfiger agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. .

In October 2015, we announced the launch of Hands High, a new licensed sports apparel line inspired by Tonight Show host, Jimmy Fallon. Hands High products feature professional team logos from the NFL, NBA, MLB and NHL. Hands High product was launched in October 2015 at retailers throughout the country, as well as at official team and stadium shops and official league websites. We started to ship Hands High products to over 40 universities in July 2016.

We believe that consumers prefer to buy brands they know. We have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of expanding brands into new categories. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners

Licensing

As we have increased our portfolio of proprietary brands, we have licensed these brands in categories outside our core competencies. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program is expected to significantly increase as a result of owning the Donna Karan and DKNY brands.

The DKNY brand is currently licensed for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing, home furnishings and menswear. We intend to focus on the expansion of licensing opportunities for the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of categories.

G.H. Bass is licensed for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, men’s accessories and women’s hosiery.

Vilebrequin has entered into licenses for footwear, watches and sunglasses. Distribution of both watches and glasses started in April 2017.

Retail Operations

We experienced substantial losses in our retail operations segment in fiscal 2017 and the first quarter of fiscal 2018. We are focusing on turning around our retail business by terminating or renegotiating long-term leases as they come up for renewal, implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons and Bass stores for the Karl Lagerfeld or DKNY brands.

Sales of apparel over the Internet continue to increase. Our e-commerce business consists of our own web platforms under www.dkny.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We also sell our product on Karl Lagerfeld’s website, www.karllagerfeldparis.com. We sell our licensed product over the web through our retail partners, including Macys.com, Nordstrom.com and others, each of whom have significant online businesses. We have also increased sales to pure play online retail partners such as Amazon, Fanatics and others. We continue to develop additional marketing initiatives over the Internet, our web sites and social media to increase our e-commerce presence.

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

Results of Operations

Three months ended April 30, 2017 compared to three months ended April 30, 2016

Net sales for the three months ended April 30, 2017 increased to $529.0 million from $457.4 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $453.0 million from $382.4 million in the comparable period last year, primarily as a result of an increase of $39.8 million in net sales of Tommy Hilfiger licensed products, driven by our new denim, sportswear, women’s performance wear and women’s suits licensed products and net sales of $39.6 million from our new DKNY and Donna Karan product lines. Net sales of our retail operations segment increased to $99.2 million for the three months ended April 30, 2017 from $95.0 million in the same period last year. The increase in net sales was the result of $15.3 million in net sales from our DKNY retail stores, acquired in December 2016, offset, in part, by a decrease in net sales of $5.3 million from each of our Wilsons and G.H. Bass store chains. Wilsons’ same store sales decreased by 11.3% compared to the same period in the prior year and G.H. Bass same store sales decreased by 9.2% compared to the same period in the prior year. These decreases are mainly the result of greater promotional activity in the current period compared to the same period last year.

Gross profit increased to $201.9 million, or 38.2% of net sales, for the three months ended April 30, 2017, from $165.7 million, or 36.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.1% in the three months ended April 30, 2017 compared to 32.5% in the same period last year. The increase in gross profit percentage was driven, in part, by DKNY and Donna Karan licensing income for which there is no associated cost of goods sold. In addition, we had improved gross profit margins due to a favorable product mix in our Calvin Klein dresses and women’s sportswear lines of product. The gross profit percentage in our retail operations segment was 47.6% for the three months ended April 30, 2017 compared to 43.4% for the same period last year. This increase in gross profit percentage is primarily due to our DKNY retail stores, acquired in December 2016, which had a higher gross profit percentage than our other retail stores.

Selling, general and administrative expenses increased to $197.4 million in the three months ended April 30, 2017 from $153.1 million in the same period last year. Our Donna Karan business, which was acquired in December 2016, represented $40.9 million of this increase. The remainder of the increase is primarily due to increased facility costs ($5.3 million) and advertising expenses ($3.3 million). Facility costs increased as a result of increased shipping, storage and processing costs incurred at our third party warehouses, as well as higher rent expense. Advertising expense increased as a result of an increase in cooperative advertising and additional promotional expenses related to the launch of new product lines for Tommy Hilfiger, as well as an increase in expenses related to additional marketing initiatives over the Internet. These increases were offset, in part, by reduced bonus expense compared to last year as a result of our reduced profitability ($2.7 million).

Depreciation and amortization increased to $9.8 million in the three months ended April 30, 2017 from $7.2 million in the same period last year. These expenses increased as a result of additional depreciation and amortization expense incurred in connection with the acquisition of DKI.

Interest and financing charges, net, for the three months ended April 30, 2017 were $9.9 million compared to $1.2 million for the same period last year. The increase in interest and financing charges is a result of the additional interest incurred with respect the bank loans and the note issued to the seller in connection with the acquisition of DKI, as well as the amortization of capitalized debt issuance costs.

Income tax benefit for the three months ended April 30, 2017 was $6.1 million as a result of the net loss incurred in the quarter compared to a $1.6 million tax expense for the same period last year when we recognized net income. Our effective tax rate remained the same for both periods at 37.0%.

Liquidity and Capital Resources

Term Loan

On December 1, 2016, we entered into a credit agreement with the lenders party thereto and Barclays Bank PLC, as administrative and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provided for term loans in the aggregate amount of $350.0 million (the “Term Loans”) that we used to fund a portion of the purchase price with respect to the acquisition of DKI. The Term Loans were subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loans per quarter, with the balance due at maturity. On December 1, 2016, we refinanced $50 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300 million. This prepayment relieved us of our obligation to make quarterly amortization payments for the remainder of the term.

The Term Loans will mature in December 2022. Interest on the outstanding principal amount of the Term Loans accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2017, interest under the Term Loan Agreement was being paid at an average rate of 6.3% per annum.

The Term Loans are secured (i) on a first-priority basis by a lien on our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned us and by certain of our subsidiaries and (ii) by a second-priority security interest in other of our assets and certain of our subsidiaries, which secure on a first-priority basis our asset-based loan facility described below under the caption “Amended and Restated Credit Agreement”.

The Term Loans are required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00

The Term Loan Credit Agreement contains covenants that restrict our ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This agreement also includes a mandatory prepayment provision from excess cash flow as defined in the Term Loan Credit Agreement. A first lien leverage covenant requires us to maintain a level of debt to EBITDA at a ratio as defined over the term of the Term Loan Credit Agreement. As of April 30, 2017, we were in compliance with this covenant.

Amended and Restated Credit Agreement

On December 1, 2016, we entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million. The ABL Credit Agreement replaced our prior credit agreement that provided for borrowings of up to $450 million and was due to expire in August 2017.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. As of April 30, 2017, interest under the ABL Credit Agreement was being paid at the average rate of 2.6% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of April 30, 2017, we were in compliance with these covenants.

LVMH Note

On December 1, 2016, as a portion of the consideration for the acquisition of DKI, we issued to LVMH a junior lien secured promissory note in the principal amount of  $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement with Barclays Bank PLC, as administrative agent for the lender parties to the Term Loans and collateral agent for the senior secured parties thereunder and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and other senior secured parties under the ABL Credit Agreement, providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the ABL Credit Agreement and the Term Loans, and (ii) a pledge and security agreement with us and our subsidiary, G-III Leather Fashions, Inc., pursuant to which G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the ABL Credit Agreement and Term Loans.

ASC 820 - Fair Value Measurements requires the note to be recorded at Fair Value. As a result, we recorded a debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest rate method over the term of the LVMH Note.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under our credit facility, cash generated from operations and the sale of our common stock.

We incurred significant additional debt in connection with our acquisition of DKI. At April 30, 2017, we had $120.0 million in borrowings outstanding under the ABL Credit Agreement and $300 million in borrowings outstanding under the Term Loans. At April 30, 2016, we had no borrowings outstanding under the prior credit agreement.. In addition to the amounts outstanding under these two loan agreements, at April 30, 2017, we had $125.0 million of principal amount outstanding under the LVMH Note. Our contingent liability under open letters of credit was approximately $13.1 million at April 30, 2017 compared to $17.9 million at April 30, 2016

We had cash and cash equivalents of $67.1 million on April 30, 2017 and $95.4 million on April 30, 2016.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the three months ended April 30, 2017. As of April 30, 2017, we had approximately 48.7 million shares of common stock outstanding.

Cash from Operating Activities

We used $33.2 million of cash in operating activities during the three months ended April 30, 2017, primarily as a result of a decrease of $69.6 million in accounts payable and accrued expenses and our net loss of $10.4 million, offset, by a decrease in inventory of $37.4 million and a decrease in accounts receivable of $7.7 million.

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

Cash from Investing Activities

We used $5.7 million of cash in investing activities in the three months ended April 30, 2017. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as, to improving, remodeling and relocating G.H. Bass and Wilsons stores.

Cash from Financing Activities

Net proceeds of $29.0 million was provided by financing activities in the three months ended April 30, 2017, primarily as a result of the net proceeds of  $28.9 million in borrowings under our revolving credit line.

Financing Needs

We believe that our cash on hand and cash generated from operations for the year as a whole, together with funds available under the ABL Credit Agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2017 are those that depend most heavily on these judgments and estimates. As of April 30, 2017, there have been no material changes to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2017.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of April 30, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 9, 2017	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 9, 2017	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer

