Form 10-Q
period 2017-07-31
G III APPAREL GROUP LTD /DE/
filed 2017-09-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 1, 2017, there were 48,758,185 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016	January 31, 2017
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,782	$44,950	$79,957
Accounts receivable, net of allowances for doubtful accounts and sales discounts of $79,395, $64,016 and $95,686, respectively	287,570	243,108	263,881
Inventories	655,272	569,996	483,269
Prepaid income taxes	23,338	31,130	8,885
Deferred income taxes, net	—	17,576	—
Prepaid expenses and other current assets	58,653	33,149	46,946
Total current assets	1,083,615	939,909	882,938
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	60,015	62,882	61,171
PROPERTY AND EQUIPMENT, NET	95,074	103,697	102,571
OTHER ASSETS	35,149	24,782	36,181
OTHER INTANGIBLES, NET	47,774	10,217	48,558
DEFERRED INCOME TAX ASSETS, NET	16,081	—	15,849
TRADEMARKS, NET	439,637	68,169	435,414
GOODWILL	264,706	49,864	269,262
TOTAL ASSETS	$2,042,051	$1,259,520	$1,851,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	312,191	244,904	217,902
Accrued expenses	82,387	60,423	95,275
Income tax payable	—	—	2,242
Total current liabilities	394,578	305,327	315,419
NOTES PAYABLE, net of note discount and unamortized issuance costs of $50,123, $0 and $54,365, respectively	568,834	—	461,756
DEFERRED INCOME TAXES, NET	15,721	24,902	14,300
OTHER NON-CURRENT LIABILITIES	41,884	29,186	39,233
TOTAL LIABILITIES	1,021,017	359,415	830,708

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $.01 par value; 120,000 shares authorized; 49,051, 46,407 and 49,016 shares issued, respectively	254	231	253
Additional paid-in capital	448,320	360,947	437,777
Accumulated other comprehensive loss	(19,681)	(20,467)	(27,722)
Retained earnings	593,501	561,970	612,418
Common stock held in treasury, at cost – 343, 650 and 376 shares, respectively	(1,360)	(2,576)	(1,490)
TOTAL STOCKHOLDERS’ EQUITY	1,021,034	900,105	1,021,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,042,051	$1,259,520	$1,851,944

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended July 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$538,006	$442,267
Cost of goods sold	335,115	286,624
Gross profit	202,891	155,643
Selling, general and administrative expenses	195,849	153,168
Depreciation and amortization	10,736	7,672
Operating loss	(3,694)	(5,197)
Equity income in unconsolidated affiliates	—	348
Interest and financing charges, net	(9,639)	(1,056)
Loss before income taxes	(13,333)	(5,905)
Income tax benefit	(4,765)	(4,612)
Net loss	$(8,568)	$(1,293)

NET LOSS PER COMMON SHARE:
Basic:
Net loss per common share	$(0.18)	$(0.03)
Weighted average number of shares outstanding	48,689	45,667

Diluted:
Net loss per common share	$(0.18)	$(0.03)
Weighted average number of shares outstanding	48,689	45,667

Net loss	$(8,568)	$(1,293)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,973	(2,810)
Other comprehensive income (loss)	7,973	(2,810)
Comprehensive loss	$(595)	$(4,103)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended July 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,067,048	$899,670
Cost of goods sold	662,301	578,358
Gross profit	404,747	321,312
Selling, general and administrative expenses	393,260	306,273
Depreciation and amortization	20,574	14,865
Operating profit (loss)	(9,087)	174
Equity income (loss) in unconsolidated affiliates	(1,152)	617
Interest and financing charges, net	(19,588)	(2,298)
Loss before income taxes	(29,827)	(1,507)
Income tax benefit	(10,868)	(2,985)
Net income (loss)	$(18,959)	$1,478

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.39)	$0.03
Weighted average number of shares outstanding	48,669	45,601

Diluted:
Net income (loss) per common share	$(0.39)	$0.03
Weighted average number of shares outstanding	48,669	46,967

Net income (loss)	$(18,959)	$1,478
Other comprehensive income:
Foreign currency translation adjustments	8,041	3,222
Other comprehensive income	8,041	3,222
Comprehensive income (loss)	$(10,918)	$4,700

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(18,959)	$1,478
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,574	14,865
Loss on disposal of fixed assets	339	657
Equity loss (income) in unconsolidated affiliate	1,152	(617)
Equity based compensation	10,262	9,028
Deferred financing charges and debt discount amortization	5,494	421
Changes in operating assets and liabilities:
Accounts receivable, net	(23,179)	(21,508)
Inventories	(171,176)	(84,537)
Income taxes, net	(16,705)	(7,781)
Prepaid expenses and other current assets	(11,534)	(10,998)
Other assets, net	7,198	(349)
Accounts payable, accrued expenses and other liabilities	82,174	60,322
Net cash used in operating activities	(114,360)	(39,019)

Cash flows from investing activities
Investment in unconsolidated affiliate	—	(35,432)
Capital expenditures	(10,611)	(12,617)
Net cash used in investing activities	(10,611)	(48,049)

Cash flows from financing activities
Proceeds from borrowing – revolving credit facility, net	102,834	—
Taxes paid for net share settlement	(7)	(2,011)
Proceeds from exercise of equity awards	422	256
Net cash provided by (used in) financing activities	103,249	(1,755)

Foreign currency translation adjustments	547	1,186
Net decrease in cash and cash equivalents	(21,175)	(87,637)
Cash and cash equivalents at beginning of period	79,957	132,587
Cash and cash equivalents at end of period	$58,782	$44,950

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$16,228	$1,748
Income tax payments, net	3,749	3,875

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) is a Dutch limited liability company that is a joint venture that is 49% owned by the Company. Kingdom Holdings 1 B.V. (“KH1”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. The Company’s retail stores report results on a 52/53-week fiscal year.

The results for the three and six-month periods ended July 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year, given the recent acquisition and integration of Donna Karan International and the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. DKI sells its products through department stores, specialty and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and distribution agreements. The acquisition of DKI strengthens and diversifies the Company’s brand portfolio and offers additional opportunities to expand G-III’s business through the development of the DKNY and Donna Karan brands and product categories.

The results of DKI have been included in the Company’s consolidated financial statements since the date of acquisition.

Allocation of the purchase price consideration

The Company initially recognized goodwill of approximately $220.6 million in connection with the acquisition of DKI.

Under ASC 805 (Business Combinations), a company may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during the measurement period. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjuted:

(In thousands)	Preliminary Purchase Price Allocation at July 31, 2017
Cash and cash equivalents	$44,375
Accounts receivable	14,776	*
Inventories	13,716	*
Prepaid expenses & other current assets	22,235	*
Property, plant and equipment	15,414	*
Goodwill	214,156	*
Tradenames	370,000
Other intangibles	40,000
Other long-term assets	2,703
Total assets acquired	737,375
Accounts payable	(21,436)
Accrued expense	(39,087	)*
Income taxes payable	(3,443)
Other long-term liabilities	(3,631)
Total liabilities assumed	(67,597)
Total fair value of acquisition consideration (net of $40 million imputed debt discount)	$669,778

*	In the three and six months ended July 31, 2017, the Company reduced goodwill by $3.8 million and $6.5 million respectively due to certain adjustments related to an unrecorded indemnification obligations from LVMH to us, asset reserves and fixed assets.

There was no change to the purchase price; however, the estimates of fair value of assets acquired and liabilities assumed are preliminary and subject to change based on finalizing the election under Internal Revenue Code Section 338(h)(10) which may have an impact on purchase price.

Goodwill was assigned to the Company’s wholesale operations reporting unit as the wholesale operations reporting unit is expected to benefit from the synergies of the combination and from the future growth of DKI. Subsequent to the acquisition, DKI’s wholesale operations were integrated into G-III’s credit and collection operating system and both entities are expected to share several processes such as information technology, finance, logistics, human resources, sourcing and overseas quality control. The Company and the seller have made an election under Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired domestic assets and liabilities are the same as of the purchase date and the goodwill is deductible for tax purposes over a 15-year period.

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method and the Company classifies these intangibles as Level 3 fair value measurements. The Company recorded other intangible assets of  $410.0 million, which included customer relationships of  $40.0 million (17-year life), as well as tradenames of  $370.0 million, which have an indefinite life.

Note 3 – Investment in Unconsolidated Affiliates

In February 2016, the Company acquired a 19% minority interest in KH1, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction) for this interest. This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KH1, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at July 31, 2017.

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

	July 31, 2017	July 31, 2016	January 31, 2017
	(In thousands)
Finished goods	$654,516	$567,864	$483,085
Raw materials and work-in-process	756	2,132	184
	$655,272	$569,996	$483,269

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 1,246,000 shares of common stock have been excluded from the diluted net income per share calculation for the six months ended July 31, 2017. For the six months ended July 31, 2017, the Company issued 34,912 shares of common stock and utilized 32,830 shares of treasury stock in connection with the exercise or vesting of equity awards. For the six months ended July 31, 2016, the Company issued 195,156 shares of common stock and utilized 16,914 shares of treasury stock in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income (loss) attributable to G-III	$(8,568)	$(1,293)	$(18,959)	$1,478
Basic net income (loss) per share:
Basic common shares	48,689	45,667	48,669	45,601
Basic net income (loss) per share	$(0.18)	$(0.03)	$(0.39)	$0.03

Diluted net income (loss) per share:
Basic common shares	48,689	45,667	48,669	45,601
Diluted restricted stock awards and stock options	—	—	—	1,366
Diluted common shares	48,689	45,667	48,669	46,967
Diluted net income (loss) per share	$(0.18)	$(0.03)	$(0.39)	$0.03

Note 6 – Notes Payable

Long-term debt consists of the following (in thousands):

	July 31, 2017	January 31, 2017

Term loan	$300,000	$300,000
New revolving credit facility	193,955	91,121
Note issued to LVMH	125,000	125,000
Subtotal	618,955	516,121
Less: Net debt issuance costs and debt discount (2)	(50,121)	(54,365)
Total(1)	$568,834	$461,756

(1)	There were no borrowings outstanding as of July 31, 2016 under the Company’s prior revolving credit agreement.
(2)	This table does not include the debt issuance costs, net of amortization, totaling $10.8 million and $11.9 million as of July 31, 2017 and January 31, 2017, respectively, related to the new revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expense in the accompanying Balance Sheet as permitted under ASU 2015-15.

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

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2017, interest under the Term Loan was being paid at an average rate of 6.3% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of July 31, 2017, the Company was in compliance with these covenants.

New Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s prior credit agreement (the “prior revolving credit facility”) was refinanced and replaced by a $650 million amended and restated credit agreement (the “new revolving credit facility”). Amounts available under the new revolving credit facility are subject to borrowing base formulas and over advances as specified in the new revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the new revolving credit facility agreement. As of July 31, 2017, interest under the new revolving credit agreement was being paid at the average rate of 2.41% per annum. The new revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the new revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized available commitment.

As of July 31, 2017, the Company had $194.0 million of borrowings outstanding under the new revolving credit facility all of which are classified as long-term liabilities. As of July 31, 2017, there were outstanding trade and standby letters of credit amounting to $13.3 million and $3.4 million, respectively.

LVMH Note

As part of the consideration for the acquisition of DKI, the Company issued to LVMH a junior lien secured promissory note in the principal amount of  $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. ASC 820 - Fair Value Measurements requires the note to be recorded at fair value. As a result, the Company recorded debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

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

The following information, in thousands, is presented for the three and six-month periods indicated below:

	Three Months Ended July 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales	$467,804	$106,436	$(36,234)	$538,006
Cost of goods sold	316,417	54,932	(36,234)	335,115
Gross profit	151,387	51,504	—	202,891
Selling, general and administrative	128,484	67,365	—	195,849
Depreciation and amortization	7,229	3,507	—	10,736
Operating profit (loss)	$15,674	$(19,368)	$—	$(3,694)

	Three Months Ended July 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$361,344	$99,958	$(19,035)	$442,267
Cost of goods sold	250,475	55,184	(19,035)	286,624
Gross profit	110,869	44,774	—	155,643
Selling, general and administrative	96,613	56,555	—	153,168
Depreciation and amortization	5,370	2,302	—	7,672
Operating profit (loss)	$8,886	$(14,083)	$—	$(5,197)

	Six Months Ended July 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales	$921,116	$205,620	$(59,688)	$1,067,048
Cost of goods sold	614,722	107,267	(59,688)	662,301
Gross profit	306,394	98,353	—	404,747
Selling, general and administrative	258,644	134,616		393,260
Depreciation and amortization	13,613	6,961	—	20,574
Operating profit (loss)	$34,137	$(43,224)	$—	$(9,087)

	Six Months Ended July 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$743,715	$194,950	$(38,995)	$899,670
Cost of goods sold	508,471	108,882	(38,995)	578,358
Gross profit	235,244	86,068	—	321,312
Selling, general and administrative	193,551	112,722	—	306,273
Depreciation and amortization	10,371	4,494	—	14,865
Operating profit (loss)	$31,322	$(31,148)	$—	$174

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	July 31, 2017	July 31, 2016	January 31, 2017
	(In thousands)
Wholesale	$1,670,243	$874,258	$1,477,259
Retail	220,668	212,296	228,352
Corporate (1)	151,140	172,966	146,333
Total Assets	$2,042,051	$1,259,520	$1,851,944

(1)	Includes assets not allocated to either reportable segment.

Note 8 – Recent Accounting Pronouncements

Accounting Guidance Issued Being Evaluated for Adoption

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (I) Accounting for Certain Financial Instruments with Down Round Features and (II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” This standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance clarifies two aspects of Topic 606: (i) identifying performance obligations and (ii) providing licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this update are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has decided to adopt the pronouncement using a modified retrospective approach. The Company currently believes that the adoption of Topic 606 will primarily impact its wholesale operations segment in the timing of recognition of certain adjustments that are currently recorded in net sales along with reclassifications of certain operating expenses such as cooperative advertising, which are currently recorded in selling, general and administrative expenses but will be recorded as an offset to net sales under the new guidance. The Company believes that the retail operations segment will not be materially impacted by the new guidance, as its retail stores do not currently offer significant loyalty programs to their customers.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements. Given the Company’s significant number of leases, the Company expects this standard will result in a significant increase to its long-term assets and liabilities but does not expect it to have a material impact on the Consolidated Statements of Income. The Company expects to adopt the new standard in the first quarter of fiscal 2020.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of this ASU will have a significant impact on its statement of operations.

Note 9 – Subsequent events

In August, 2017, the Company entered into a joint venture with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, G-III is required to contribute an aggregate of $10.0 million to the joint venture by August 2018. As of January 1, 2018, this joint venture will be the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2018 is referred to as “fiscal 2018”. Vilebrequin, KH1 and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KH1 and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the six-month period ended July 31, 2017, the results of Vilebrequin, KH1 and KLNA are included for the six-month period ended June 30, 2017. We account for our investment in KLNA and KH1 using the equity method of accounting. The Company’s retail stores report results on a 52/53-week fiscal year.

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

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	data security or privacy breaches;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate, including from e-commerce retailers;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the acquisition of Donna Karan International Inc., including:

-	our ability to combine our business with the Donna Karan business successfully or in a timely and cost-efficient manner;
-	the increase in our indebtedness as a result of the acquisition;
-	the significant costs we incurred as a result of the acquisition;
-	the significant increase in the amount of our goodwill and other intangibles; and
-	the degree of business disruption relating to the acquisition.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. We sell our products under our own proprietary brands, which include DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Weejuns, Andrew Marc and Marc New York, as well as under licensed brands and private retail labels.

We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Docker’s, Ivanka Trump, Kenneth Cole, Cole Haan and Guess?. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Hands High, Touch by Alyssa Milano and over 140 U.S. colleges and universities.

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

The retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of July 31, 2017, we operated 170 Wilsons Leather stores, 150 G.H. Bass stores, 50 DKNY stores, 4 Calvin Klein Performance stores and 4 Karl Lagerfeld Paris stores. We also operate online stores for Wilsons Leather, G.H. Bass and DKNY.

Recent Transactions

We have expanded our portfolio of proprietary and licensed brands through acquisitions and by entering into license agreements for new brands or for additional products under previously licensed brands. Acquisitions are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.

In August, 2017, we entered into a joint venture with Amlon Capital B.V., a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity that will be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we are required to contribute $10.0 million by August 2018. As of January 1, 2018, this joint venture will be the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. We expect to start generating revenue from this joint venture in the beginning of fiscal 2019.

In March 2017, we entered into an agreement with Macy’s under which Macy’s will serve, beginning February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s will have the exclusive rights to sell DKNY women’s apparel, including women’s sportswear, dresses, suit separates, sport, denim, swimwear and outerwear, as well as handbags and women’s shoes in all Macy’s locations and Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand.

In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. for a total purchase price of approximately $669.8 million. DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe that our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.

In addition to the agreement with Macy’s with respect to DKNY referred to above, we also intend to re-launch Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted to fine department stores nationwide. We will continue to operate the freestanding global DKNY stores and DKNY.com. We also will maintain DKNY’s agreements with international license partners and distributors outside of the United States. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories in the DKNY family will continue to be sold to department stores, including Macy’s. Sales of DKNY and Donna Karan product in the first half of fiscal 2018 were primarily of product produced by the prior owner of DKI. We are building an order book for the fall and holiday season for sales of DKNY and Donna Karan product produced by us and expect to generate increasing sales of this product in the second half of fiscal 2018.

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

In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our existing Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. The new Tommy Hilfiger agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We increased the distribution of our Tommy Hilfiger product in the first half of fiscal 2018 and expect to continue to expand sales of this product in the second half of fiscal 2018.

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

The DKNY brand is currently licensed for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing, home furnishings and menswear. We recently licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. We intend to focus on the expansion of licensing opportunities for the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of categories.

G.H. Bass is licensed for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, men’s accessories and women’s hosiery.

Vilebrequin has entered into licenses for watches and sunglasses, which commenced shipping in April 2017.

Retail Operations

We experienced substantial losses in our retail operations segment in fiscal 2017 and the first and second quarters of fiscal 2018. We are focusing on turning around our retail business by terminating or renegotiating long-term leases as they come up for renewal, implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons and Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction, as well as increasing the efficiency and productivity of our retail operations. We operated 353 Wilsons and Bass store at the beginning of the current fiscal year. At July 31, 2017, the store count for these two brands had decreased to 320 locations and we expect to further reduce the number of Wilsons and Bass stores to approximately 285 locations by the end of this fiscal year.

Sales of apparel over the Internet continue to increase. Our e-commerce business consists of our own web platforms at www.dkny.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We are building an e-commerce team to help us expand our online opportunities going forward. We also sell our Karl Lagerfeld Paris products on its website, www.karllagerfeldparis.com. We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics. We continue to develop additional marketing initiatives over the Internet, our web sites and social media to increase our e-commerce presence.

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

Results of Operations

Three months ended July 31 2017 compared to three months ended July 31, 2016

Net sales for the three months ended July 31, 2017 increased to $538.0 million from $442.3 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $467.8 million from $361.3 million in the comparable period last year. Net sales from our acquired DKNY and Donna Karan product lines accounted for $35.0 million of the increase. The increase in net sales was also a result of a $27.0 million increase in net sales of Tommy Hilfiger licensed products, primarily from our denim, men outerwear, dresses and women’s sportswear licensed products, a $27.4 million increase in net sales of Calvin Klein licensed products, primarily from women’s performance wear and dresses, and a $7.6 million increase in net sales of our Karl Lagerfeld Paris products. Net sales of our retail operations segment increased to $106.4 million for the three months ended July 31, 2017 from $100.0 million in the same period last year. The increase in net sales was the result of $14.9 million in net sales from our DKNY retail stores acquired in December 2016, offset, in part, by a decrease in net sales of $5.6 million in our G.H. Bass stores and $3.4 million in our Wilsons stores. We operated 34 fewer stores at the end of the period ended July 31, 2017 compared to the same period in the prior year. G.H. Bass same store sales decreased by 5.2% compared to the same period in the prior year and Wilsons same store sales decreased by 4.3% compared to the same period in the prior year. The decreases in same store sales are mainly due to a decline in consumer retail traffic, which also adversely affected total net sales in our stores.

Gross profit increased to $202.9 million, or 37.7% of net sales, for the three months ended July 31, 2017, from $155.6 million, or 35.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 32.4% in the three months ended July 31, 2017 compared to 30.7% in the same period last year. The increase in gross profit percentage was in part the result of DKNY and Donna Karan licensing income for which there is no associated cost of goods sold. In addition, we had improved gross profit margins due to an increase in gross margins and net sales of our Calvin Klein dress line. The gross profit percentage in our retail operations segment was 48.4% for the three months ended July 31, 2017 compared to 44.8% for the same period last year. This increase in gross profit percentage is primarily due to our DKNY retail stores which had a higher gross profit percentage than our other retail stores.

Selling, general and administrative expenses increased to $195.8 million in the three months ended July 31, 2017 from $153.2 million in the same period last year. Expenses related to our Donna Karan business represented $36.0 million of this increase. The remainder of the increase is primarily due to increased facility costs ($5.8 million) and personnel costs ($5.2 million). Facility costs increased because of increased shipping, storage and processing costs incurred at our third party warehouses. Personnel costs increased as a result of additional staffing for new product lines under our license agreements, offset, in part, by a decrease in personnel costs in our retail operations segment resulting from the reduction in the number of our retail stores. These increases were offset, in part, by a decrease in professional fees ($3.0 million) primarily related to the fees incurred in connection with the acquisition of DKI in the same period last year.

Depreciation and amortization increased to $10.7 million in the three months ended July 31, 2017 from $7.7 million in the same period last year. These expenses increased primarily because of additional depreciation and amortization expense incurred as a result of the acquisition of DKI.

Interest and financing charges, net, for the three months ended July 31, 2017 were $9.6 million compared to $1.1 million for the same period last year. The increase in interest and financing charges is a result of the additional debt incurred in connection with the acquisition of DKI, as well as the amortization of capitalized debt issuance costs.

Income tax benefit for the three months ended July 31, 2017 was $4.8 million compared to $4.6 million for the same period last year. Our effective tax rate remained the same for both periods at 37.0% before the effect of a discrete non-cash income tax charges of $168,000 in the three months ended July 31, 2017 and an income tax benefit of $2.4 million in the three months ended July 31, 2016 in connection with the vesting of equity awards in accordance with ASU 2016-09.

Six months ended July 31, 2017 compared to six months ended July 31, 2016

Net sales for the six months ended July 31, 2017 increased to $1.07 billion from $899.7 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $921.1 million from $743.7 million in the comparable period last year. Net sales from our acquired DKNY and Donna Karan product lines accounted for $75.1 million of the increase. The increase in net sales was also a result of a $66.8 million increase in net sales of Tommy Hilfiger licensed products, primarily from our denim, sportswear, dresses and women’s performance wear, a $25.5 million increase in net sales of Calvin Klein licensed products, primarily from women’s performance wear and dresses, offset, in part, by a decrease in net sales of Calvin Klein women’s suits, and a $12.9 million increase in net sales of our Karl Lagerfeld Paris products. Net sales of our retail operations segment increased to $205.6 million for the six months ended July 31 2017 from $195.0 million in the same period last year. The increase in net sales was the result of $29.9 million in net sales from our DKNY retail stores offset, in part, by a decrease in net sales of $10.9 million in our G.H. Bass stores and $8.7 million in our Wilsons stores. We operated 34 fewer stores at the end of the period ended July 31, 2017 compared to the same period in the prior year. Wilsons same store sales decreased by 8.1% compared to the same period in the prior year and G.H. Bass same store sales decreased by 7.0% compared to the same period in the prior year. The decreases in same store sales are mainly due to a decline in consumer retail traffic, which also adversely affected total net sales in our stores.

Gross profit increased to $404.7 million, or 37.9% of net sales, for the six months ended July 31, 2017, from $321.3 million, or 35.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.3% in the six months ended July 31, 2017 compared to 31.6% in the same period last year. The increase in gross profit percentage was the result of, in part, DKNY and Donna Karan licensing income for which there is no associated cost of goods sold, as well as favorable margins for our DKNY handbags and DKNY women’s sportswear product lines. In addition, we had improved gross profit margins due to an increase in gross margins and net sales of our Calvin Klein dress line. The gross profit percentage in our retail operations segment was 47.8% for the six months ended July 31, 2017 compared to 44.1% for the same period last year. This increase in gross profit percentage is primarily due to our DKNY retail stores which had a higher gross profit percentage than our other retail stores.

Selling, general and administrative expenses increased to $393.3 million in the six months ended July 31, 2017 from $306.3 million in the same period last year. Expenses related to our Donna Karan business represented $75.1 million of this increase. The remainder of the increase is primarily due to increased facility costs ($12.1 million) and personnel costs ($4.2 million). Facility costs increased because of increased shipping, storage and processing costs incurred at our third party warehouses. Personnel costs increased as a result additional staffing for new product lines under new license agreements, offset, in part, by a decrease in personnel costs in our retail operations segment resulting from the reduction in the number of our retail stores. These increases were offset, in part, by a decrease in professional fees ($3.0 million) related to the fees incurred in connection with the acquisition of DKI in the same period last year.

Depreciation and amortization increased to $20.6 million in the six months ended July 31, 2017 from $14.9 million in the same period last year. These expenses increased primarily because of additional depreciation and amortization expense incurred as a result of the acquisition of DKI.

Interest and financing charges, net, for the six months ended July 31, 2017 were $19.6 million compared to $2.3 million for the same period last year. The increase in interest and financing charges is a result of the additional debt incurred in connection with the acquisition of DKI, as well as the amortization of capitalized debt issuance costs.

Income tax benefit for the six months ended July 31, 2017 was $10.9 million compared to $3.0 million for the same period last year. Our effective tax rate remained the same for both periods at 37.0% before the effect of a discrete non-cash income tax charges of $90,000 in the six months ended July 31, 2017 and an income tax benefit of $2.4 million in the six months ended July 31, 2016 in connection with the vesting of equity awards in accordance with ASU 2016-09.

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

The Term Loans will mature in December 2022. Interest on the outstanding principal amount of the Term Loans accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2017, interest under the Term Loans was being paid at an average rate of 6.3% per annum.

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

The Term Loans are required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines. The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00

The Term Loan Credit Agreement contains covenants that restrict our ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This Agreement also includes a mandatory prepayment provision from Excess Cash Flow as defined in the Agreement. A first lien leverage covenant requires us to maintain a level of debt to EBITDA at a ratio as defined over the term of the Term Loan Credit Agreement. As of July 31, 2017, we were in compliance with these covenants.

Amended and Restated Credit Agreement

On December 1, 2016, we entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million. The ABL Credit Agreement replaced our prior credit agreement that provided for borrowings of up to $450 million and was due to expire in August 2017.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the Borrowers’ availability under the ABL Credit Agreement. As of July 31, 2017, interest under the ABL Credit Agreement was being paid at the average rate of 2.41% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of July 31, 2017, we were in compliance with these covenants.

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

ASC 820 - Fair Value Measurements requires the note to be recorded at Fair Value. As a result, we recorded a debt discount in the amount of $40.0 million in connection with the issuance of the LVMH Note. This discount is being amortized as interest expense using the effective interest rate method over the term of the LVMH Note.

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

We incurred significant additional debt in connection with our acquisition of DKI. At July 31, 2017, we had $194.0 million in borrowings outstanding under the ABL Credit Agreement and $300 million in borrowings outstanding under the Term Loans. In addition to the amounts outstanding under these two loan agreements, at July 31, 2017, we had $125.0 million of principal amount outstanding under the LVMH Note. At July 31, 2016, we had no borrowings outstanding under our prior revolving credit facility.

Our contingent liability under open letters of credit was approximately $16.7 million at July 31, 2017 compared to $11.9 million at July 31, 2016

We had cash and cash equivalents of $58.8 million on July 31, 2017 and $45.0 million on July 31, 2016.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the six months ended July 31, 2017. As of July 31, 2017, we had approximately 48,708,000 million shares of common stock outstanding.

Cash from Operating Activities

We used $114.4 million of cash in operating activities during the six months ended July 31, 2017 primarily as a result of our net loss of $19.0 million, an increase of $171.2 million in inventory, $23.2 million in accounts receivable and $11.5 million in prepaid expenses, offset, in part, by an increase in accounts payable and accrued expenses of $82.2 million, $20.6 million in non-cash depreciation and amortization expenses and $10.3 million in non-cash equity based compensation charges.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter.

Cash from Investing Activities

We used $10.6 million of cash in investing activities in the six months ended July 31, 2017. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as renovating, repurposing and relocating G.H. Bass and Wilsons stores.

We currently expect that capital expenditures for fiscal 2018 will be approximately $35 million. Capital expenditures in fiscal 2018 will primarily be used for the addition of in-store fixtures at department stores, as well as the renovation and relocation of some of our G.H. Bass, Wilsons and DKNY stores. We also anticipate expending $10.0 million by August 2018 to fund our portion of the equity for the joint venture with Amlon to produce and market DKNY and Donna Karan products in China.

Cash from Financing Activities

Cash from financing activities of $103.2 million in the six months ended July 31, 2017 was primarily provided by the net proceeds from  borrowings under our revolving credit facility.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2017 are those that depend most heavily on these judgments and estimates. As of July 31 2017, there have been no material changes to our critical accounting policies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of July 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 8, 2017	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2017	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer