Form 10-Q
period 2017-10-31
G III APPAREL GROUP LTD /DE/
filed 2017-12-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2017, there were 49,080,953 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	October 31, 2016	January 31, 2017
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,229	$44,996	$79,957
Accounts receivable, net of allowances for doubtful accounts and sales discounts	601,179	537,073	263,881
Inventories	592,822	490,555	483,269
Prepaid income taxes	—	—	8,885
Deferred income taxes, net	—	17,571	—
Prepaid expenses and other current assets	34,841	16,326	46,946
Total current assets	1,297,071	1,106,521	882,938
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	60,642	61,456	61,171
PROPERTY AND EQUIPMENT, NET	98,522	101,579	102,571
OTHER ASSETS	33,883	25,244	36,181
OTHER INTANGIBLES, NET	47,076	9,910	48,558
DEFERRED INCOME TAX ASSETS, NET	16,169	—	15,849
TRADEMARKS, NET	441,490	68,637	435,414
GOODWILL	264,200	50,094	269,262
TOTAL ASSETS	$2,259,053	$1,423,441	$1,851,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$91,334	$—
Accounts payable	216,860	181,653	217,902
Accrued expenses	128,891	103,844	95,275
Income tax payable	22,949	25,184	2,242
Total current liabilities	368,700	402,015	315,419
NOTES PAYABLE, net of note discount and unamortized issuance costs	726,608	—	461,756
DEFERRED INCOME TAXES, NET	16,325	21,575	14,300
OTHER NON-CURRENT LIABILITIES	40,488	29,949	39,233
TOTAL LIABILITIES	1,152,121	453,539	830,708
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $0.01 par value; 120,000 shares authorized; 49,196, 46,407 and 49,016 shares issued, respectively	247	235	253
Additional paid-in capital	447,555	359,149	437,777
Accumulated other comprehensive loss	(15,499)	(20,526)	(27,722)
Retained earnings	675,084	632,534	612,418
Common stock held in treasury, at cost – 115, 376 and 376 shares, respectively	(455)	(1,490)	(1,490)
TOTAL STOCKHOLDERS’ EQUITY	1,106,932	969,902	1,021,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,259,053	$1,423,441	$1,851,944

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,024,993	$883,476
Cost of goods sold	634,128	562,024
Gross profit	390,865	321,452
Selling, general and administrative expenses	242,740	198,274
Depreciation and amortization	6,906	8,033
Operating profit	141,219	115,145
Equity earnings (loss) in unconsolidated affiliates	612	(1,437)
Interest and financing charges, net	(13,884)	(1,701)
Income before income taxes	127,947	112,007
Income tax expense	46,322	41,443
Net income	$81,625	$70,564

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.67	$1.54
Weighted average number of shares outstanding	48,846	45,918

Diluted:
Net income per common share	$1.65	$1.50
Weighted average number of shares outstanding	49,528	46,902

Net income	$81,625	$70,564
Other comprehensive income:
Foreign currency translation adjustments	4,182	(59)
Other comprehensive income (loss)	4,182	(59)
Comprehensive income	$85,807	$70,505

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended October 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$2,092,040	$1,783,145
Cost of goods sold	1,296,428	1,140,381
Gross profit	795,612	642,764
Selling, general and administrative expenses	636,000	504,547
Depreciation and amortization	27,480	22,898
Operating profit	132,132	115,319
Loss in unconsolidated affiliates	(540)	(820)
Interest and financing charges, net	(33,472)	(3,999)
Income before income taxes	98,120	110,500
Income tax expense	35,454	38,458
Net income	$62,666	$72,042

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.29	$1.58
Weighted average number of shares outstanding	48,729	45,713

Diluted:
Net income per common share	$1.27	$1.53
Weighted average number of shares outstanding	49,410	46,947

Net income	$62,666	$72,042
Other comprehensive income:
Foreign currency translation adjustments	12,223	3,163
Other comprehensive income	12,223	3,163
Comprehensive income	$74,889	$75,205

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$62,666	$72,042
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,480	22,898
Loss on disposal of fixed assets	2,832	1,295
Equity loss in unconsolidated affiliates	540	820
Equity based compensation	15,362	13,265
Deferred income taxes	—	(2,682)
Deferred financing charges and debt discount amortization	8,185	609
Changes in operating assets and liabilities:
Accounts receivable, net	(336,818)	(315,426)
Inventories	(108,284)	(4,986)
Income taxes, net	29,573	48,526
Prepaid expenses and other current assets	12,314	5,851
Other assets, net	8,455	(279)
Accounts payable, accrued expenses and other liabilities	32,103	40,816
Net cash used in operating activities	(245,592)	(117,251)

Cash flows from investing activities
Investment in unconsolidated affiliate	(49)	(35,432)
Capital expenditures	(21,428)	(18,400)
Net cash used in investing activities	(21,477)	(53,832)

Cash flows from financing activities
Proceeds from borrowing – revolving credit facility, net	258,527	91,334)
Taxes paid for net share settlement	(6,114)	(6,955)
Debt issuance costs	—	(690)
Proceeds from exercise of equity awards	1,532	260
Net cash provided by financing activities	253,945	83,949

Foreign currency translation adjustments	1,396	(457)
Net decrease in cash and cash equivalents	(11,728)	(87,591)
Cash and cash equivalents at beginning of period	79,957	132,587
Cash and cash equivalents at end of period	$68,229	$44,996

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$24,664	$3,163
Income tax payments (refund), net	4,564	(7,534)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores and licenses its proprietary brands under several product categories.

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. KL North America B.V. (“KLNA”) is a Dutch limited liability company that is a joint venture that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”), formerly known as Kingdom Holdings 1 B.V., is a Dutch limited liability company that is 19% owned by the Company. Fabco Holding B.V. (“Fabco”) is a Dutch limited liability company that is a joint venture that is 49% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. The Company’s retail stores report results on a 52/53-week fiscal year.

The results for the three and nine-month periods ended October 31, 2017 are not necessarily indicative of the results expected for the entire fiscal year, given the recent acquisition and integration of Donna Karan International Inc.(“DKI”) and the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

The Company’s international subsidiaries use different functional currencies, which are the local selling currency. In accordance with the authoritative guidance, operating assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within stockholders’ equity.

Note 2 – Acquisition of Donna Karan International

On December 1, 2016, G-III acquired all of the outstanding capital stock of DKI from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $669.8 million.

DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. DKI sells its products through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and distribution agreements. The acquisition of DKI strengthens and diversifies the Company’s brand portfolio and offers additional opportunities to expand G-III’s business through the development of the DKNY and Donna Karan brands and product categories.

The results of DKI have been included in the Company’s consolidated financial statements since the date of acquisition.

Allocation of the purchase price consideration

The Company initially recognized goodwill of approximately $220.6 million in connection with the acquisition of DKI.

Under Accounting Standards Codification (“ASC”) 805 — Business Combinations, a company may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during the measurement period. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition).

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

(In thousands)	Preliminary Purchase Price Allocation at October 31, 2017
Cash and cash equivalents	$44,375
Accounts receivable	16,129	*
Inventories	13,716	*
Prepaid expenses & other current assets	22,235	*
Property, plant and equipment	15,414	*
Goodwill	212,803	*
Tradenames	370,000
Other intangibles	40,000
Other long-term assets	2,703
Total assets acquired	737,375
Accounts payable	(21,436)
Accrued expense	(39,087	)*
Income taxes payable	(3,443)
Other long-term liabilities	(3,631)
Total liabilities assumed	(67,597)
Total fair value of acquisition consideration (net of $40 million imputed debt discount)	$669,778

*	In the three and nine months ended October 31, 2017, the Company reduced goodwill by $1.3 million and $7.8 million, respectively, due to certain adjustments related to unrecorded indemnification obligations from LVMH to us, asset reserves and fixed assets.

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

Note 3 – Investment in Unconsolidated Affiliates

Investment in Fabco Holding B.V.

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, G-III is required to contribute an aggregate of $10.0 million to the joint venture by August 2018. G-III funded $49,000 of this amount upon the signing of the joint venture agreement. As of January 1, 2018, this joint venture will be the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at October 31, 2017.

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (approximately $35.4 million at the date of the transaction) for this interest. This investment is intended to expand the partnership between the Company and the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets at October 31, 2017.

Note 4 – Inventories

Subsequent to the adoption of Accounting Standard Update 2015-11 (Inventory - Topic 330), wholesale inventories are stated at the lower of cost (determined by the first-in, first out method) or net realizable value which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Almost all of the Company’s inventories consist of finished goods.

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. Approximately 1.1 million shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2017. For the nine months ended October 31, 2017, the Company issued 179,302 shares of common stock and utilized 261,208 shares of treasury stock in connection with the exercise or vesting of equity awards. For the nine months ended October 31, 2016, the Company issued 194,618 shares of common stock and utilized 291,181 shares of treasury stock in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income attributable to G-III	$81,625	$70,564	$62,666	$72,042
Basic net income per share:
Basic common shares	48,846	45,918	48,729	45,713

Basic net income per share	$1.67	$1.54	$1.29	$1.58

Diluted net income per share:
Basic common shares	48,846	45,918	48,729	45,713
Diluted restricted stock awards and stock options	682	984	681	1,234
Diluted common shares	49,528	46,902	49,410	46,947

Diluted net income per share	$1.65	$1.50	$1.27	$1.53

Note 6 – Notes Payable

Notes Payable consists of the following (in thousands):

	October 31, 2017	October 31, 2016	January 31, 2017

Prior revolving credit facility	$—	$91,334	$—
Term loan	300,000	—	300,000
New revolving credit facility	349,648	—	91,121
Note issued to LVMH	125,000	—	125,000
Subtotal	774,648	91,334	516,121
Less: Net debt issuance costs and debt discount (1)	(48,040)	—	(54,365)
Total	$726,608	$91,334	$461,756

(1)	This table does not include the debt issuance costs, net of amortization, totaling $10.1 million and $11.9 million as of October 31, 2017 and January 31, 2017, respectively, related to the new revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expense in the accompanying Consolidated Condensed Balance Sheet as permitted under ASU 2015-15.

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

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2017, interest under the Term Loan was being paid at an average rate of 6.47% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of October 31, 2017, the Company was in compliance with these covenants.

New Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s prior credit agreement (the “prior revolving credit facility”) was refinanced and replaced by a $650 million amended and restated credit agreement (the “new revolving credit facility”). Amounts available under the new revolving credit facility are subject to borrowing base formulas and over advances as specified in the new revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the new revolving credit facility agreement. As of October 31, 2017, interest under the new revolving credit agreement was being paid at the average rate of 2.42% per annum. The new revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the new revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

As of October 31, 2017, the Company had $349.6 million of borrowings outstanding under the new revolving credit facility, all of which are classified as long-term liabilities. As of October 31, 2017, there were outstanding trade and standby letters of credit amounting to $4.5 million and $3.4 million, respectively.

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

The following information, in thousands, is presented for the three and nine-month periods indicated below:

	Three Months Ended October 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales	$966,820	$118,709	$(60,536)	$1,024,993
Cost of goods sold	636,878	57,786	(60,536)	634,128
Gross profit	329,942	60,923	—	390,865
Selling, general and administrative	174,679	68,061	—	242,740
Depreciation and amortization	6,790	116	—	6,906
Operating profit (loss)	$148,473	$(7,254)	$—	$141,219

	Three Months Ended October 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$794,382	$107,238	$(18,144)	$883,476
Cost of goods sold	521,359	58,809	(18,144)	562,024
Gross profit	273,023	48,429	—	321,452
Selling, general and administrative	140,356	57,918	—	198,274
Depreciation and amortization	5,169	2,864	—	8,033
Operating profit (loss)	$127,498	$(12,353)	$—	$115,145

	Nine Months Ended October 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,887,902	$324,329	$(120,191)	$2,092,040
Cost of goods sold	1,251,368	165,251	(120,191)	1,296,428
Gross profit	636,534	159,078	—	795,612
Selling, general and administrative	433,324	202,676	—	636,000
Depreciation and amortization	20,403	7,077	—	27,480
Operating profit (loss)	$182,807	$(50,675)	$—	$132,132

	Nine Months Ended October 31, 2016
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,538,096	$302,188	$(57,139)	$1,783,145
Cost of goods sold	1,029,829	167,691	(57,139)	1,140,381
Gross profit	508,267	134,497	—	642,764
Selling, general and administrative	333,906	170,641	—	504,547
Depreciation and amortization	15,539	7,359	—	22,898
Operating profit (loss)	$158,822	$(43,503)	$—	$115,319

(1)	Represents intersegment sales to the Company’s retail operations.

The total assets for each of the Company’s reportable segments are as follows:

	October 31, 2017	October 31, 2016	January 31, 2017
	(In thousands)
Wholesale	$1,871,373	$1,072,994	$1,477,259
Retail	251,649	227,743	228,352
Corporate (1)	136,031	122,704	146,333
Total Assets	$2,259,053	$1,423,441	$1,851,944

(1)	Includes assets not allocated to either reportable segment.

Note 8 – Canadian Customs Duty Examination

In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the Company. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through the date of the final report, October 27, 2017. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to future imported goods. G-III Canada is required to make a pre-payment to the CBSA of the additional duties as a result of the reassessment within 90 days of the date the final report was issued even though G-III Canada intends to appeal this reassessment. The Company has estimated the amount of additional duties that could be payable to the CBSA to be between $9 million to $15 million, plus interest. G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of this amount on appeal and intends to vigorously contest the findings of the CBSA.

Note 9 – Recent Accounting Pronouncements

Accounting Guidance Issued Being Evaluated for Adoption

In May 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017-09 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company does not expect ASU 2016-16 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company does not believe that adoption of this new guidance will have a material effect on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements. Given the Company’s significant number of leases, the Company expects this standard will result in a significant increase to its long-term assets and liabilities but does not expect it to have a material impact on its statements of operations. The Company is required to adopt the new standard in the first quarter of fiscal 2020 and does not expect to early adopt this new standard.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of this ASU will have a material impact on its statement of operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This update will replace the existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has continued to clarify this guidance and has issued ASU 2017-13 “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014-09 are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has decided to adopt the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified potential changes that will result from the adoption of the new guidance. The Company is currently identifying and preparing to implement changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The Company currently believes that the adoption of Topic 606 will primarily affect its wholesale operations segment in the timing of recognition of certain adjustments that are currently recorded in net sales. For example, the Company is currently recording markdowns and certain customer allowances when the liability is known or incurred. Under the new guidance, the Company will have to estimate a liability for future anticipated markdowns and allowances related to all shipments that have taken place. The Company also expects that reclassifications of certain operating expenses that are considered customer assistance, such as cooperative advertising, which aggregated approximately $26.0 million in fiscal 2017 and are currently recorded in selling, general and administrative expenses, will be recorded as an offset to net sales under the new guidance. The Company believes that the retail operations segment will not be materially impacted by the new guidance, as its retail stores do not currently offer significant loyalty programs to customers. Under the new standard, the transition adjustment as of February 1, 2018 to retained earnings is estimated to be between approximately $23 million and $30 million. This estimate may change as the Company continues the evaluation of the new guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2018 is referred to as “fiscal 2018”. Vilebrequin, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH and KLNA are and will be included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, in this Form 10-Q for the nine-month period ended October 31, 2017, the results of Vilebrequin, KLH and KLNA are included for the nine-month period ended September 30, 2017. We account for our investment in KLH and KLNA using the equity method of accounting. The Company’s retail stores report results on a 52/53-week fiscal year.

The operating results of DKI have been included in our financial statements since December 1, 2016, the date of acquisition.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	data security or privacy breaches;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate, including from e-commerce retailers;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the acquisition of DKI, including:

-	our ability to combine our business with the DKNY/Donna Karan business successfully or in a timely and cost-efficient manner;
-	the increase in our indebtedness as a result of the acquisition;
-	the significant costs we incurred as a result of the acquisition;
-	the significant increase in the amount of our goodwill and other intangibles; and
-	the degree of business disruption relating to the acquisition.

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

The wholesale operations segment includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the DKI business are included in the wholesale operations segment.

The retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of October 31, 2017, we operated 169 Wilsons Leather stores, 145 G.H. Bass stores, 52 DKNY stores, 8 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores. We also operate online stores for Wilsons Leather, G.H. Bass and DKNY.

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

In August 2017, we entered into a joint venture with Amlon Capital B.V., a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity that will be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we are required to contribute $10.0 million by August 2018. As of January 1, 2018, this joint venture will be the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. We expect to start generating revenue from this joint venture in the beginning of fiscal 2019.

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

In December 2016, we acquired all of the outstanding capital stock of DKI from LVMH Moet Hennessy Louis Vuitton Inc. for a total purchase price of approximately $669.8 million. DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. The acquisition of Donna Karan fits squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We believe our strong track record of driving organic growth, identifying and integrating acquisitions and developing talent throughout the organization makes the potential of the DKNY and Donna Karan brands especially appealing.

In addition to the agreement with Macy’s with respect to DKNY referred to above, we re-launched Donna Karan as an aspirational luxury brand that will be priced above DKNY and targeted to fine department stores nationwide. We sell DKNY products through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and distribution agreements. We also will maintain DKNY’s agreements with international license partners and distributors outside of the United States. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories will continue to be sold to department stores, including Macy’s. Sales of DKNY and Donna Karan product in the first half of fiscal 2018 were primarily of product produced by the prior owner of DKI.

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years.

In September 2017, we renewed our license agreements with Levi’s and Dockers for an additional four-year term. We also recently extended our license agreements with the National Basketball Association and for Vince Camuto dresses. Both of these license agreements were extended to 2020.

In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel and Touch by Alyssa Milano women’s lifestyle apparel.

In February 2016, we expanded our relationship with Tommy Hilfiger through a license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our existing Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. This Tommy Hilfiger womenswear license agreement has an initial term of five years and a renewal term of four years. Macy’s will continue to be the principal retailer of Tommy Hilfiger in the United States and women’s sportswear will continue to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We increased the distribution of our Tommy Hilfiger product in the first half of fiscal 2018 and are expanding sales of this product in the second half of fiscal 2018.

We believe that consumers prefer to buy brands they know. We have continually sought licenses that would increase the portfolio of name brands we can offer through different tiers of retail distribution and for a wide array of products at a variety of price points. We believe that brand owners will look to consolidate the number of licensees they engage to develop product and they will seek licensees with a successful track record of expanding brands into new categories. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners.

Licensing of Proprietary Brands

As we have increased our portfolio of proprietary brands, we have licensed these brands in categories outside our core competencies. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program is expected to significantly increase as a result of owning the Donna Karan and DKNY brands.

The DKNY brand is currently licensed for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing, home furnishings, sleepwear, men’s tailored clothing and men’s suits. We recently licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. We also recently signed license agreements for the DKNY brand in North America for menswear, fashion jewelry and children’s apparel, and a license agreement for the DKNY brand and the Donna Karan brand in North America for women’s belts. We intend to focus on the expansion of licensing opportunities for the DKNY brand, while also re-establishing DKNY Jeans, Donna Karan and other associated brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of categories.

G.H. Bass is licensed for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, men’s accessories and women’s hosiery.

Vilebrequin has entered into licenses for watches and sunglasses, which commenced shipping in April 2017.

The Andrew Marc brand is currently licensed for men’s tailored clothing and men’s footwear.

Retail Operations

We experienced substantial losses in our retail operations segment in fiscal 2017 and the first three quarters of fiscal 2018. We are focusing on turning around our retail business by terminating or renegotiating long-term leases as they come up for renewal, implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction of Wilsons Leather and G.H. Bass stores and increase the efficiency and productivity of our retail operations. At the beginning of our current fiscal year, we operated 353 Wilsons Leather and G.H. Bass stores. At October 31, 2017, the store count for these two brands had decreased to 314 locations and we expect to further reduce the number of Wilsons Leather and G.H. Bass stores to approximately 285 locations by the end of this fiscal year.

Sales of apparel over the Internet continue to increase. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We are building an e-commerce team to help us expand our online opportunities going forward. We also sell our Karl Lagerfeld Paris products on its website, www.karllagerfeldparis.com. We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics. We continue to develop additional marketing initiatives over the Internet, our web sites and social media to increase our e-commerce presence.

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

Proposed Tax Legislation

Each of the House of Representatives and the Senate have passed legislation that would revise the Internal Revenue Code. Matters addressed in each of the House and Senate versions of a tax bill include, among other things, changes to U.S. federal corporate and individual tax rates, imposing limitations on the deductibility of interest, allowing for the accelerated expensing of capital expenditures, the migration from a “worldwide” system of taxation to a territorial system, a global minimum tax on corporate earnings and a one-time tax on overseas earnings. The details of any tax legislation that may ultimately be adopted are not clear. The impact of any potential tax legislation on our business and results of operation is uncertain.

Results of Operations

Three months ended October 31 2017 compared to three months ended October 31, 2016

Net sales for the three months ended October 31, 2017 increased to $1.02 billion from $883.5 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $966.8 million from $794.4 million in the comparable period last year. Net sales from our acquired DKNY and Donna Karan brands accounted for $87.0 million of the increase. The increase in net sales of our wholesale operations segment was also a result of a $42.0 million increase in net sales of Tommy Hilfiger licensed products, primarily from our denim and men’s and women’s outerwear licensed products, a $28.5 million increase in net sales of Calvin Klein licensed products, primarily from women’s sportswear and dresses, a $15.6 million increase in net sales of our Andrew Marc line of products and a $14.1 million increase in net sales of our Karl Lagerfeld Paris licensed products. These increases were offset, in part, by a $27.7 million decrease in net sales of private label products.

Net sales of our retail operations segment increased to $118.7 million for the three months ended October 31, 2017 from $107.2 million in the same period last year. The increase in net sales was the result of $17.6 million in net sales from our DKNY retail stores acquired in December 2016, offset, in part, by a decrease in net sales of $6.9 million in our G.H. Bass stores. We operated 35 fewer stores as of October 31, 2017 compared to October 31, 2016. Wilsons Leather same store sales increased by 2.4% compared to the same period in the prior year. G.H. Bass same store sales decreased by 2.6% compared to the same period in the prior year.

Gross profit increased to $390.9 million, or 38.1% of net sales, for the three months ended October 31, 2017, from $321.5 million, or 36.4% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.1% in the three months ended October 31, 2017 compared to 34.4% in the same period last year. The gross profit percentage in our retail operations segment was 51.3% for the three months ended October 31, 2017 compared to 45.2% for the same period last year. This increase in gross profit percentage of our retail operations segment is due to an increase in gross profit of our G.H. Bass and Wilsons Leather retail store chains as a result of a reduction in promotional activities, as well as the addition of our DKNY retail stores, which had a higher gross profit percentage than our other retail stores.

Selling, general and administrative expenses increased to $242.7 million in the three months ended October 31, 2017 from $198.3 million in the same period last year. Expenses related to our Donna Karan business represented $40.4 million of this increase. The remainder of the increase is primarily a result of an increase in advertising costs ($5.8 million) that consists of higher advertising fees paid to our licensors in connection with the increase in net sales of our licensed products and increase in cooperative advertising related to the increase in net sales of our wholesale operations segment.

Depreciation and amortization decreased to $6.9 million in the three months ended October 31, 2017 from $8.0 million in the same period last year. These expenses decreased primarily due to lower depreciation and amortization in the current quarter compared to the additional depreciation expense recorded in the first and second quarters of fiscal 2018 with respect to the fixed assets acquired in connection with the acquisition of DKI.

Interest and financing charges, net, for the three months ended October 31, 2017 were $13.9 million compared to $1.7 million for the same period last year. The increase in interest and financing charges is a result of the additional debt incurred in connection with the acquisition of DKI, as well as the amortization of capitalized debt issuance costs.

Income tax expense for the three months ended October 31, 2017 was $46.3 million compared to $41.4 million for the same period last year. Our effective tax rate remained the same for both periods at 37.0% before the effect of an income tax benefit of $1.4 million in the three months ended October 31, 2017 and $682,000 in the three months ended October 31, 2016 in connection with the vesting of equity awards as provided for in ASU 2016-09.

Nine months ended October 31, 2017 compared to nine months ended October 31, 2016

Net sales for the nine months ended October 31, 2017 increased to $2.09 billion from $1.78 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $1.89 billion from $1.54 billion in the comparable period last year. Net sales from our acquired DKNY and Donna Karan product lines accounted for $161.7 million of the increase. The increase in net sales of our wholesale operations segment was also a result of a $108.8 million increase in net sales of Tommy Hilfiger licensed products primarily from our denim, women’s sportswear and women’s outerwear product categories, which, for the most part, were launched in the second half of fiscal 2017, as well as an increase in net sales in Tommy Hilfiger men’s outerwear and women’s dresses. The increase in net sales is also a result of a $54.0 million increase in net sales of Calvin Klein licensed products, primarily from women’s performance wear and dresses, a $27.0 million increase in net sales of Karl Lagerfeld Paris licensed products, which commenced shipping during fiscal year 2017, and a $15.6 million increase in net sales of our Andrew Marc line of products. These increases were are offset, in part, by a $29.7 million decrease in net sales of private label products.

Net sales of our retail operations segment increased to $324.3 million for the nine months ended October 31 2017 from $302.2 million in the same period last year. The increase in net sales of our retail operations segment was the result of $47.4 million in net sales from our DKNY retail stores offset, in part, by a decrease in net sales of $17.7 million in our G.H. Bass stores and $8.5 million in our Wilsons Leather stores. We operated 35 fewer stores as of October 31, 2017 compared to October 31, 2016. In addition, G.H. Bass same store sales decreased by 5.4% compared to the same period in the prior year and Wilsons Leather same store sales decreased by 4.4% compared to the same period in the prior year.

Gross profit increased to $795.6 million, or 38.0% of net sales, for the nine months ended October 31, 2017, from $642.8 million, or 36.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.7% in the nine months ended October 31, 2017 compared to 33.0% in the same period last year. The gross profit percentage in our retail operations segment was 49.0% for the nine months ended October 31, 2017 compared to 44.5% for the same period last year. This increase in gross profit percentage of our retail operations segment is due to an increase in gross profit of our G.H. Bass and Wilsons retail store chains as a result of a reduction in promotional activities, as well as the addition of our DKNY retail stores, which had a higher gross profit percentage than our other retail stores.

Selling, general and administrative expenses increased to $636.0 million in the nine months ended October 31, 2017 from $504.5 million in the same period last year. Expenses related to our Donna Karan business represented $115.4 million of this increase. The remainder of the increase is primarily due to increased facility costs ($11.4 million) and advertising costs ($8.4 million). Facility costs increased because of increased shipping, storage and processing costs incurred at our third party warehouses. Advertising costs increased due to higher advertising fees paid to our licensors in connection with the increase in net sales of our licensed products, and an increase in cooperative advertising related to the increase in net sales of our wholesales operations segment. These increases were offset, in part, by a decrease in professional fees ($3.0 million) related to fees incurred in connection with the acquisition of DKI in the same period last year.

Depreciation and amortization increased to $27.5 million in the nine months ended October 31, 2017 from $22.9 million in the same period last year. These expenses increased primarily because of additional depreciation and amortization expense incurred as a result of the acquisition of DKI.

Interest and financing charges, net, for the nine months ended October 31, 2017 were $33.5 million compared to $4.0 million for the same period last year. The increase in interest and financing charges is a result of the additional debt incurred in connection with the acquisition of DKI, as well as the amortization of capitalized debt issuance costs.

Income tax expense for the nine months ended October 31, 2017 was $35.5 million compared to $38.4 million for the same period last year. Our effective tax rate remained the same for both periods at 37.0% before the effect of an income tax benefit of $1.3 million in the nine months ended October 31, 2017 and $3.1 million in the nine months ended October 31, 2016 in connection with the vesting of equity awards as provided for in ASU 2016-09.

Liquidity and Capital Resources

Term Loan

In connection with the acquisition of DKI, on December 1, 2016, we entered into a credit agreement with the lenders party thereto and Barclays Bank PLC, as administrative and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provided for term loans in the aggregate amount of $350.0 million (the “Term Loans”) that we used to fund a portion of the purchase price with respect to the acquisition of DKI. The Term Loans were subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loans per quarter, with the balance due at maturity. On December 1, 2016, we refinanced $50 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300 million. This prepayment relieved us of our obligation to make quarterly amortization payments for the remainder of the term.

The Term Loans will mature in December 2022. Interest on the outstanding principal amount of the Term Loans accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2017, interest under the Term Loans was being paid at an average rate of 6.47% per annum.

The Term Loans are secured (i) on a first-priority basis by a lien on our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and by certain of our subsidiaries and (ii) by a second-priority security interest in other of our assets and certain of our subsidiaries, which secure on a first-priority basis our asset-based loan facility described below under the caption “Amended and Restated Credit Agreement”.

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

The Term Loan Credit Agreement contains covenants that restrict our ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This Agreement also includes a mandatory prepayment provision from Excess Cash Flow as defined in the Agreement. A first lien leverage covenant requires us to maintain a level of debt to EBITDA at a ratio as defined over the term of the Term Loan Credit Agreement. As of October 31, 2017, we were in compliance with these covenants.

Amended and Restated Credit Agreement

In connection with the acquisition of DKI, on December 1, 2016, we entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million. The ABL Credit Agreement replaced our prior credit agreement that provided for borrowings of up to $450 million and was due to expire in August 2017.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the Borrowers’ availability under the ABL Credit Agreement. As of October 31, 2017, interest under the ABL Credit Agreement was being paid at the average rate of 2.42% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of October 31, 2017, we were in compliance with these covenants.

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

We incurred significant additional debt in connection with our acquisition of DKI. At October 31, 2017, we had $349.6 million in borrowings outstanding under the ABL Credit Agreement and $300.0 million in borrowings outstanding under the Term Loans. In addition to the amounts outstanding under these two loan agreements, at October 31, 2017, we had $125.0 of principal amount outstanding under the LVMH Note. At October 31, 2016, we had $91.3 million outstanding under our prior revolving credit facility.

Our contingent liability under open letters of credit at October 31, 2017 was approximately $7.9 million compared to $9.8 million at October 31, 2016.

On October 31, 2017, we had cash and cash equivalents of $68.2 million compared to $45.0 million on October 31, 2016.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were purchased under the program during the nine months ended October 31, 2017. As of October 31, 2017, we had approximately 49.1 million shares of common stock outstanding.

Cash from Operating Activities

We used $245.6 million of cash in operating activities during the nine months ended October 31, 2017 primarily as a result of an increase of $336.8 million in accounts receivable and $108.3 million in inventories, offset, in part, by our net income of $62.7 million, an increase in accounts payable and accrued expenses of $32.1 million, an increase in income taxes payable of $29.6 million, non-cash depreciation and amortization of $27.5 million and non-cash equity-based compensation of $15.4 million.

The changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in accounts payable. The fall shipping season begins during the latter half of our second quarter resulting in the increase in accounts receivable during the third quarter. The increase in income taxes payable is a result of the change in our pretax book income.

Cash from Investing Activities

We used $21.5 million of cash in investing activities in the nine months ended October 31, 2017. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as renovating, repurposing and relocating G.H. Bass and Wilsons Leather stores.

We currently expect capital expenditures for fiscal 2018 to be approximately $35 million. Capital expenditures in fiscal 2018 have been and will continue to be primarily used for the addition of in-store fixtures at department stores, as well as the renovation and repurposing of some of our G.H. Bass and Wilsons Leather stores. We also anticipate investing approximately $10.0 million by August 2018 to fund our portion of the equity for the joint venture with Amlon to produce and market DKNY and Donna Karan products in China.

Cash from Financing Activities

Cash from financing activities of $253.9 million in the nine months ended October 31, 2017 was primarily provided by the net proceeds from  borrowings under our revolving credit facility.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2017 are those that depend most heavily on these judgments and estimates. As of October 31 2017, there have been no material changes to our critical accounting policies.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the G-III. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through the date of the final report, October 27, 2017. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to future imported goods. G-III Canada is required to make a pre-payment to the CBSA of the additional duties as a result of the reassessment within 90 days of the date the final report was issued even though G-III Canada intends to appeal this reassessment. We have estimated the amount of additional duties that could be payable to the CBSA to be between $9 million to $15 million, plus interest. G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of this amount on appeal and intends to vigorously contest the findings of the CBSA.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of October 31, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the third quarter ended October 31, 2017.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the third quarter ended October 31, 2017.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the third quarter ended October 31, 2017.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the third quarter ended October 31, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Extension Definition.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 8, 2017	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 8, 2017	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer