Form 10-K
period 2018-01-31
G III APPAREL GROUP LTD /DE/
filed 2018-04-02
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of   “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒
As of July 31, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,156,454,072.
The number of outstanding shares of the registrant’s Common Stock as of April 2, 2018 was 49,145,809.
Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 14, 2018, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements contained in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors” and the following:
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

•
the redefinition of the retail store landscape in light of widespread retail store closings and the bankruptcy of a number of prominent retailers;

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

•
the effect of regulations applicable to us as a U.S. public company; and

•
matters relating to the business of Donna Karan International Inc. (“DKI”), including:

 —
our ability to realize the anticipated benefits of the acquisition of DKI;

 —
the increase in our indebtedness as a result of the acquisition; and

 —
the significant increase in the amount of our goodwill and other intangibles.

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
WEBSITE ACCESS TO REPORTS
Our website is www.g-iii.com. We make available, free of charge, on our website (under the heading “Investor Relations”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including copies of our Code of Ethics and Conduct, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investor Relations.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, 31st Floor, New York, New York 10018. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

ITEM 1.   BUSINESS.
Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2018 is referred to as “fiscal 2018.”
G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of over 40 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld. We are not only licensees, but also brand owners, and we distribute our products through multiple channels of distribution including brick and mortar and online channels.
Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Andrew Marc and Marc New York. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Docker’s, Kenneth Cole, Cole Haan and Guess?. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also sell products under private retail labels for retailers such as Costco, Christopher A. Banks, Express, Harley Davidson, JC Penney and Ross Stores.
Our products are sold through a cross section of leading retailers such as Macy’s, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Ross Stores, Dillard’s, Burlington Coat Factory, Nordstrom, JC Penney and TJX Companies. We also sell our products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics.
We also distribute apparel and other products through our own retail stores. Substantially all of our DKNY, Wilsons Leather and G.H. Bass stores are operated as outlet stores. As of January 31, 2018, we operated 165 Wilsons Leather stores, 139 G.H. Bass stores, 51 DKNY stores, 8 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores, of which 359 were located in the continental U.S. and Puerto Rico and 8 are located internationally. Wilsons Leather, G.H. Bass and DKNY each operates its own online store. In addition, as of January 31, 2018, Vilebrequin products were distributed through 91 company-operated stores, as well as through 66 franchised locations and e-commerce stores in each of Europe and the United States.
Recent Transactions
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions and joint ventures are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.
Donna Karan/DKNY
In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $674 million after taking into account certain adjustments. DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. The acquisition of DKI fits squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We plan to leverage our demonstrated ability to drive organic growth, identify and integrate acquisitions and develop talent throughout the organization to maximize the potential of the DKNY and Donna Karan brands.
In March 2017, we entered into an agreement with Macy’s under which Macy’s serves, since February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s has the exclusive rights to sell DKNY women’s apparel, including women’s sportswear, dresses, suit separates, women’s performance wear, denim, swimwear and outerwear, handbags and women’s shoes, as well as men’s swimwear and outerwear, and luggage in all Macy’s locations and on Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand.
We sell DKNY products through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and distribution agreements. We also maintain DKNY’s agreements with international license partners and distributors outside of the United States. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories will continue to be sold to department stores, including Macy’s. In addition, we re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally.
In August 2017, we entered into a joint venture with Amlon Capital B.V. (“Amlon”) to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The principals of Amlon were formerly executives of Tommy Hilfiger and were instrumental in the expansion of the Tommy Hilfiger brand in China. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we are required to contribute an aggregate of $10 million to the joint venture by August 2018. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The joint venture commenced operations in the second half of fiscal 2018 and was operating 13 stores as of January 31, 2018.
Karl Lagerfeld Paris
In June 2015, we acquired a 49% interest in a joint venture that holds the worldwide rights to the Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand we currently use, for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We were also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s and men’s footwear and men’s apparel. We began shipping Karl Lagerfeld Paris sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016, Karl Lagerfeld Paris women’s footwear in the first quarter of fiscal 2017 and Karl Lagerfeld Paris women’s suits in the third quarter of fiscal 2017.
In February 2016, we acquired a 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between us and the owners of the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The business plan for this entity includes developing its wholesale business, expanding its outlet retail footprint and further developing out its online presence.
Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products over the past 20 years.
In September 2017, we renewed our license agreements with Levi’s and Dockers for an additional four-year term. We also recently extended through 2020 our license agreements with the National Basketball Association and with the Camuto Group for Vince Camuto dresses.

In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch by Alyssa Milano women’s lifestyle apparel.
In February 2016, we expanded our relationship with Tommy Hilfiger through a license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our existing Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. This Tommy Hilfiger womenswear license agreement has an initial term of five years and a renewal term of four years. Macy’s is the principal retailer of Tommy Hilfiger in the United States and women’s sportswear continues to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We sell Tommy Hilfiger dresses, women’s suit separates, women’s performance wear, jeans and luggage. Women’s performance wear and women’s suits began shipping during the third quarter of fiscal 2017.
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
Licensing of Proprietary Brands
As we have increased our portfolio of proprietary brands, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program has significantly increased as a result of owning the Donna Karan and DKNY brands.
We currently license the DKNY brand for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing, home furnishings, sleepwear and men’s tailored clothing. We recently licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. We also recently signed license agreements for the DKNY brand in North America for men’s sportswear, men’s dress shirts, ties, small leather goods, men’s belts, fashion jewelry and children’s apparel. In addition, we entered into a license agreement for the DKNY and Donna Karan brands in North America for women’s belts. We intend to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories.
We license G.H. Bass for the wholesale distribution of men’s and women’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks, men’s accessories and women’s hosiery.
Vilebrequin has entered into licenses for watches and sunglasses.
We currently license the Andrew Marc brand for men’s tailored clothing and men’s footwear.
Segments
We report based on two segments: wholesale operations and retail operations.
The wholesale operations segment includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the DKI, G.H. Bass, Andrew Marc and Vilebrequin businesses are included in the wholesale operations segment.
The retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. Sales through our owned websites are also included in the retail operations segment.

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
Broad portfolio of recognized brands.   In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of over 40 licensed and proprietary brands anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We believe we are a licensee of choice for well-known brands, as demonstrated by our partnerships with such brands as Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Dockers, Kenneth Cole, Cole Haan and Guess?, that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. We have selectively added the licensing rights to premier brands in women’s, men’s and team sports categories catering to a wide range of customers. In addition to our licensed brands, we own a number of proprietary brands, including DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Andrew Marc and Marc New York. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their own private label programs.
We currently market apparel and other products under, among others, the following licensed and proprietary brand names:
Women’s	Men’s	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Tommy Hilfiger	Tommy Hilfiger	Major League Baseball
Karl Lagerfeld Paris	Karl Lagerfeld Paris	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole	Kenneth Cole	Touch by Alyssa Milano
Cole Haan	Cole Haan	Hands High
Levi’s	Levi’s	Collegiate Licensing Company
Vince Camuto	Dockers	Starter
Ivanka Trump
Kensie
Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Donna Karan	G-III for Her
Andrew Marc	Andrew Marc
Marc New York	Marc New York
Vilebrequin	Vilebrequin
G.H. Bass	G.H. Bass
Black Rivet	Black Rivet
Wilsons	Wilsons
Eliza J
Jessica Howard
Diversified distribution base.   We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 2,400 customers, including a cross section of retailers such as Macy’s, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Dillard’s, Nordstrom, JC Penney, Ross Stores, Burlington Coat Factory, and TJX Companies, as well as membership clubs such as Costco and Sam’s Club We have also increased sales to pure play online retail partners such as Amazon and Fanatics. Our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations.
In addition to selling our products through a diverse range of other retailers, we also have our own retail channel. While we continue to believe that this represents an important form of diversification for us, and can provide a profitable distribution channel for our proprietary brands, we also recognize that the retail landscape continues to evolve, and we are changing our retail strategy to regain profitability in this segment going forward. We are in the process of executing a turn-around of this segment of our business, including the termination and renegotiation of long-term leases as they come up for renewal, overall cost cutting, improved merchandising strategies and re-purposing certain stores for our Karl Lagerfeld Paris or DKNY brands.
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
Leadership position in the wholesale business.   As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, manufacturing and marketing apparel have enabled us to build strong customer relationships and to become one of the leading dress and sportswear suppliers in the United States over the past several years. We have also expanded into women’s performance wear and other apparel categories, as well as to non-apparel categories such as handbags, footwear, small leather goods, cold weather accessories and luggage.
Experienced management team.   Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 40 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for 20 years, Neal S. Nackman, our Chief Financial Officer, has been with us for almost 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 15 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions and several joint ventures over the last thirteen years, while also adding numerous new licenses and licensed products.
Growth Strategy
Our goal is to continue to expand our position as an all-season diversified apparel and accessories company with a broad portfolio of brands that we offer in multiple channels of retail distribution through the following growth strategies:
Execute diversification initiatives.   We are continually seeking opportunities to produce products for all seasons. Over the past five years we have diversified through the acquisition and licensing of well-known brands. We have initiated the following key diversification efforts:
•
In December 2016, we acquired DKI, which we believe owns some of the world’s most iconic and recognizable power brands, including DKNY and Donna Karan. The acquisition of DKI fits squarely into our strategy to diversify and expand our business. We intend to focus on the expansion of the DKNY brand, while also re-establishing Donna Karan and other associated brands. We have re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. We believe that we can also capitalize on significant, untapped global licensing potential in a number of categories. We plan to leverage our demonstrated ability to drive organic growth, identify and integrate acquisitions and develop talent throughout the organization to maximize the potential of the DKNY and Donna Karan brands.
•
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license for womenswear which includes sportswear, suit separates, dresses, performance wear and denim. These categories are in addition to our other licenses for Tommy Hilfiger dresses, men’s and women’s outerwear and luggage. We believe that Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel.

•
In February 2016, we expanded our partnership with respect to the Karl Lagerfeld brand through the acquisition of an approximately 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. In June 2015, we entered into a joint venture pursuant to which we acquired a 49% ownership interest in an entity that holds brand rights to the Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand that we currently use, for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We were also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s and men’s footwear, and men’s apparel.

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

Partnering to increase business.   In growing our business, we seek to join forces with partners that can best help us achieve increased sales. For example,
•
In August 2017, we entered into a joint venture with Amlon Capital B.V. to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The principals of Amlon were formerly executives of Tommy Hilfiger and were instrumental in the expansion of the Tommy Hilfiger brand in China. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The joint venture commenced operations in the second half of fiscal 2018 and was operating 13 stores as of January 31, 2018.

•
In March 2017, we entered into an agreement with Macy’s under which Macy’s serves, since February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s has the exclusive rights to sell DKNY women’s apparel, including women’s sportswear, dresses, suit separates, women’s performance wear, denim, swimwear and outerwear, handbags and women’s shoes, as well as men’s swimwear and outerwear and luggage in all Macy’s locations and on Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories will continue to be sold to department stores, including Macy’s.

Grow our apparel business through power brands.   We have been a leader in the apparel business for many years and believe we can continue to grow our apparel business that is anchored by five power brands. Specifically, our Calvin Klein businesses benefit from Calvin Klein’s strong brand awareness and loyalty among consumers. Most recently, we acquired the Donna Karan business, including the DKNY brand, and added licenses for womenswear, outerwear and dresses under the Tommy Hilfiger brand. We are also developing Karl Lagerfeld Paris into an additional power brand sold by us.

Grow our licensing business.   As we have increased our portfolio of proprietary brands, we have licensed these brands in new categories. We began licensing Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2012 and 2013, respectively. We expect to significantly increase our licensing program as a result of our ownership of the Donna Karan and DKNY brands. Donna Karan and DKNY are two of the world’s most iconic and recognizable power brands. We believe that we can capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. G-III intends to grow royalty streams through expansion of additional categories with existing Donna Karan and DKNY licensees, as well as new categories with new licensees. We also plan to continue seeking licensing opportunities for other brands we own such as G.H. Bass, Andrew Marc and Vilebrequin.
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
We work with a diversified group of retail chains, such as Costco, Christopher A. Banks, Express, Harley Davidson, JC Penney and Ross Stores in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom-made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.
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
Wholesale Operations
Our wholesale operations segment includes sales of products licensed by us from third parties, as well as sales of products under our own proprietary brands and private label brands. Revenues from our wholesale operations accounted for 83.0% of our net sales in fiscal 2018 compared to 81.0% of our net sales in fiscal 2017 and 79.1% of our net sales in fiscal 2016. Revenues from the wholesale operations of DKI are included for the last two months of fiscal 2017 and all of fiscal 2018.
Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years. In September 2017, we renewed our license agreements with Levi’s and Dockers for an additional four-year term. We also recently extended our license agreements with the National Basketball Association and for Vince Camuto dresses through 2020. In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. We expanded our relationship with Tommy Hilfiger to include a license for womenswear in February 2016.
The following table sets forth, for each of our principal licenses, the date on which the current term ends and the date on which any potential renewal term ends.
License	Date Current Term Ends	Date Potential Renewal Term Ends
Fashion Licenses
Calvin Klein (Men’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s outerwear)	December 31, 2023	None
Calvin Klein (Women’s dresses)	December 31, 2023	None
Calvin Klein (Women’s suits)	December 31, 2023	None
Calvin Klein (Women’s performance wear)	December 31, 2023	None
Calvin Klein (Women’s better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women’s handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women’s performance retail)	December 31, 2023	None
Calvin Klein (Men’s and women’s swimwear)	December 31, 2023	None
Cole Haan (Men’s and women’s outerwear)	December 31, 2020	December 31, 2025
Dockers (Men’s outerwear)	November 30, 2021	None
Guess/Guess? (Men’s and women’s outerwear)	December 31, 2018*	December 31, 2023
Guess/Guess? (Women’s dresses)	December 31, 2018*	December 31, 2023
Ivanka Trump (Women’s sportswear, suits, dresses, activewear, jeanswear, sweaters and blouses)	December 31, 2018*	None
Karl Lagerfeld (Women’s apparel, women’s handbags, men’s and women’s outerwear, women’s shoes)	December 31, 2020	December 31, 2030
Kenneth Cole NY/Reaction Kenneth Cole (Men’s and women’s outerwear)	December 31, 2019	December 31, 2022
Kensie (Women’s sportswear, dresses, suits, activewear and sweaters)	January 31, 2021	None
Levi’s (Men’s and women’s outerwear)	November 30, 2021	None
Tommy Hilfiger (Men’s and women’s outerwear)	December 31, 2021	December 31, 2025
Tommy Hilfiger (Luggage)	December 31, 2017*	None
Tommy Hilfiger (Women’s sportswear, dresses, suit separates, performance wear and denim)	December 31, 2021	December 31, 2025
Vince Camuto (Women’s dresses)	December 31, 2020	None
Team Sports Licenses
Collegiate Licensing Company	December 31, 2018	None
Major League Baseball	October 31, 2017*	None
National Basketball Association	September 30, 2020	None

License	Date Current Term Ends	Date Potential Renewal Term Ends
National Football League	March 31, 2020	None
National Hockey League	June 30, 2017*	None
Hands High	December 31, 2018	December 31, 2026
Starter	December 31, 2019	None

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
Proprietary Brands
Dating back to the beginning of our company, G-III has sold apparel under our own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J, Jessica Howard and Andrew Marc. We acquired G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide. Most recently, we acquired DKI, which owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands.
As we have increased our portfolio of proprietary brands, we have licensed these brands in a growing group of categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program has significantly increased as a result of owning the Donna Karan and DKNY brands.
Donna Karan and DKNY
The DKI business has a portfolio of some of the world’s most iconic fashion brands, including DKNY and Donna Karan. First launched in 1984, DKI designs, sources, markets, retails, and distributes collections of women’s and men’s clothing, sportswear, accessories and shoes under the DKNY and Donna Karan brand names.
Based on Donna Karan’s and DKNY’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop a strong licensing and distribution base. We believe that the DKNY brand has the potential for significant growth. In addition, other areas for growth include the relaunch of Donna Karan Collection, as well as increased licensing revenues. We expect sales growth across multiple categories, led by sportswear, jeans and footwear.
The distribution agreement we signed with Macy’s in March 2017 for DKNY provides us with the opportunity to distribute through Macy’s retail network a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DKNY brand DNA and emphasize a strong price-value relationship. We believe that DKNY has the potential to be the premier fashion and lifestyle brand.

Products outside of women’s apparel and accessories and all products distributed by DKNY’s various licensees will continue to be sold to a broad range of department stores, including Macy’s. G-III will also maintain DKNY’s agreements with international brand partners and distributors outside of the United States.
We believe that the Donna Karan brand offers significant growth potential. We re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores located in the United States, such as Lord & Taylor, Dillard’s, Bloomingdales, Saks Fifth Avenue and Nordstrom, as well as, fine department stores overseas, such as Harvey Nichols in the UK.
We currently license the DKNY brand for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s clothing, home furnishings, sleepwear and men’s tailored clothing. We have strong relationships with category leading license partners, including Estee Lauder, Fossil, PVH Corp. (“PVH”) and Hanesbrands. We recently licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. We also recently signed license agreements for the DKNY brand in North America for men’s sportswear, men’s dress shirt, ties, small leather goods, men’s belts, fashion jewelry and children’s apparel, as well as a license agreement in North America for the DKNY and Donna Karan brands for women’s belts and cold weather accessories. We intend to focus on the expansion of licensing opportunities for the DKNY brand, while also re-establishing Donna Karan and other associated brands. We believe there is untapped global licensing potential in several men’s categories, as well as home and jewelry. G-III intends to grow royalty streams through expansion of additional categories with existing licensees, as well as new categories with new licensees.
The acquisition of DKI also strengthened our online retail channels and brick-and-mortar store base. We believe there are significant opportunities to focus and enhance the DKNY and Donna Karan websites, prudently expand retail stores over the long term, including through conversion of stores within the existing G-III retail base, and capitalize on industry relationships to ensure premium placement for certain product categories in department and other retail stores nationwide. The distribution agreement we signed with Macy’s provides us with the opportunity to bring together DKNY’s remarkable global brand recognition and Macy’s footprint as one of the largest nationwide retailers.
Vilebrequin
Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 60 countries around the world. Vilebrequin has also licensed its brand for the wholesale distribution of watches and sunglasses. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2018, Vilebrequin products were distributed through 91 company-operated stores, plus e-commerce websites in each of Europe and the United States, as well as through 66 franchised locations and select wholesale distribution.
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
Retail Operations
We are a national retailer of outerwear, apparel, footwear and accessories in the United States. As of January 31, 2018, our retail operations segment consisted of 367 leased retail stores, of which 165 are stores operated under our Wilsons Leather name, 139 are stores operated under our G.H. Bass brand, 51 stores are operated under our DKNY brand, 8 stores are operated under the licensed Karl Lagerfeld Paris brand and 4 stores are operated under the licensed Calvin Klein Performance brand. Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris each operate their own online store.
Substantially all of our Wilsons Leather, G.H. Bass and DKNY stores are operated as outlet stores and located in larger outlet centers. Wilsons Leather stores average approximately 3,605 square feet, G.H. Bass stores average approximately 5,887 square feet and DKNY stores average approximately 3,686 square feet. Given the current retail environment, we are focusing on turning around our retail business by not renewing long-term leases as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. In addition, we are implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction and to increase the efficiency and productivity of our retail operations.
At the beginning of fiscal 2018, we operated 411 retail stores across our Wilsons Leather, G.H. Bass, DKNY, Karl Lagerfeld Paris and Calvin Klein Performance brands. At January 31, 2018, the store count for these brands had decreased to 367 locations. We expect to further reduce the number of stores and anticipate closing approximately 65 to 70 stores by the end of fiscal 2019.
Our Wilsons Leather retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons Leather stores includes both products sold to us by G-III’s wholesale operations segment, as well as products sourced by us. Accessories are purchased from third parties. Our G.H. Bass stores offer casual and dress shoes for men and women under our G.H. Bass brand. Most of our G.H. Bass stores also carry apparel under its brand for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. We sell G.H. Bass products through outlet stores located in the United States. Our DKNY stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center, as well as four regional distribution centers, to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.
Our sales of apparel on e-commerce websites continue to increase. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We are building an e-commerce team to help us expand our online opportunities going forward. We also sell our Karl Lagerfeld Paris products on its website, www.karllagerfeldparis.com. We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics. We continue to develop additional marketing initiatives over the Internet, our web sites and social media to increase our e-commerce presence.
Revenues from our retail operations, before intercompany eliminations, accounted for 17.0% of our net sales in fiscal 2018 compared to 19.0% of our net sales in fiscal 2017 and 20.9% of our net sales in fiscal 2016. Revenues from DKNY’s retail operations are included for the last two months of fiscal 2017 and all of fiscal 2018.
Manufacturing and Sourcing
G-III wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, Jordan, India, Bangladesh, Pakistan, Myanmar, Sri Lanka, and Central and South America. Vilebrequin’s products are manufactured in Bulgaria, Morocco, Tunisia, Turkey, China and Romania. A small portion of our garments is manufactured in the United States.
We currently have representative offices in Hangzhou, Nanjing, Qingdao and Dongguan, China, as well as in Vietnam and Indonesia. These offices act as our liaison with manufacturers in the Far East. As of January 31, 2018, we had 435 employees in these representative offices.

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
To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. Our Hong Kong subsidiary supports third party production of products on an agency fee basis. Our Hong Kong office acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers. At January 31, 2018, we had 57 employees in our Hong Kong office.
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
A majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.
Customs and Import Restrictions
Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 32%, depending upon the type of fabric used, how the garment is constructed and the country of export. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels, as well as quota restrictions. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the recent tariffs imposed on steel and aluminum and the possible imposition of tariffs on goods imported from China, could adversely affect our business. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.
Apparel and other products sold by us are also subject to regulations that relate to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment.

Raw Materials
We purchase substantially all of the products manufactured for us on a finished goods basis. We coordinate the sourcing of raw materials used in the production of our products, which are generally available from numerous sources. The apparel industry competes with manufacturers of many other products for the supply of raw materials.
Marketing and Distribution
G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,400 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our DKNY, Donna Karan, Wilsons Leather, G.H. Bass, Vilebrequin and Andrew Marc websites, the Karl Lagerfeld Paris website, and the websites of our retail partners such as Macy’s, Nordstrom, Amazon and Fanatics.
Sales to our ten largest customers accounted for 63.2% of our net sales in fiscal 2018 compared to 64.1% of our net sales in fiscal 2017 and 63.5% of our net sales in fiscal 2016. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 22.2% of our net sales in fiscal 2018 compared to 21.8% of our net sales in fiscal 2017 and 20.8% of our net sales in fiscal 2016. Sales to Macy’s will likely increase as a percentage of our net sales as a result of our expanded license agreement with Tommy Hilfiger and sales of DKNY product to Macy’s, including as a result of the agreement that provides Macy’s with the exclusive right to sell DKNY women’s apparel and accessories since February 2018. The loss of this customer or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.
A substantial majority of our sales are made in the United States. We also market our products in Canada, Europe and the Far East, which, on a combined basis, accounted for approximately 12.1% of our net sales in fiscal 2018 compared to 8.6% of our net sales in Fiscal 2017. See Note K to our Consolidated Financial Statements for information with respect to revenues and long-lived assets attributed by geographic region.
Our products are sold primarily through a direct sales force consisting of 285 employees at January 31, 2018. Our principal executives are also actively involved in sales of our products. Some of our products are also sold by independent sales representatives located throughout the United States. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada. Sales outside of the United States are managed by 31 salespeople located in our offices across Asia. At January 31, 2018, we employed 7 salespeople located in Canada with respect to sales of Kensie product and Vilebrequin employed 27 salespeople, most of whom are located across Europe.
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
Our marketing and press efforts on behalf of the DKNY and Donna Karan brands are highly focused around communicating brand DNA and visual identity for the new evolution of DKNY and Donna Karan. We are re-building the brand image through high impact ad campaigns that feature socially relevant talent. We are striving to create noteworthy marketing initiatives, collaborations and image programs to build brand awareness and bring in a new young customer. Donna Karan and DKNY will continue to support global licensees with brand campaigns and product images to tell the brand story. We expect to invest in digital media and storytelling for brand amplification and to establish comprehensive commercial marketing tools that will support our global wholesale and retail channels.
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

Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints and expanding the range of its products to new categories such as women’s swimwear, ready-to-wear and accessories. Besides its traditional advertising networks (print and outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement and public relations. Through the growth of its network of stores, distributors and franchisees, Vilebrequin is seeking to reinforce its position in its traditional markets, such as the United States, Europe and the Middle East, and to develop new markets in Asia.
We advertise our Andrew Marc and Marc New York brands and are engaged in both cooperative advertising programs with retailers and direct to the consumer. Our marketing strategy is focused on media, public relations and channel marketing. Our media strategy for Andrew Marc includes traditional print, such as catalogs, and outdoor advertising, as well as digital and social media initiatives.
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
Seasonality
Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales to retailers from July through November. Net sales in the months of July through November accounted for approximately 54% of our net sales in fiscal 2018 and fiscal 2017, and 57% of our net sales in fiscal 2016. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.
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
Trademarks
We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our wholesale operations segment. The principal brands that we license are summarized under the heading “Licensing” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Andrew Marc, Marc New York and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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
Employees
As of January 31, 2018, we had 9,071 employees, of whom 653 worked in executive or administrative capacities, 1,527 worked in design, merchandising and sourcing, 809 worked in warehouse and distribution facilities, 285 worked in wholesale sales, and 5,797 worked in our retail stores. Additionally, during our peak retail selling season from October through January, we employed approximately 1,780 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.
G-III is a party to an agreement with a labor union. As of January 31, 2018, this agreement covers approximately 420 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2020. Through its membership in an association, G-III’s subsidiary, The Donna Karan Company LLC, is a party to an agreement with the same union. The Donna Karan agreement covers approximately 27 full time employees, most of whom work in their warehouse in New Jersey. This agreement is currently in effect through May 31, 2019.
The Donna Karan Company LLC is also a party to an agreement with another labor union. As of January 31, 2018, this agreement covers approximately 8 of our full-time employees, most of whom work as pattern makers in our New York offices. The agreement is currently in effect through May 31, 2019.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers.
Name	Age	Position
Morris Goldfarb	67	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	58	Vice Chairman, President and Director
Wayne S. Miller	60	Chief Operating Officer and Secretary
Neal S. Nackman	58	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	41	Executive Vice President and Director
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

Jeffrey Goldfarb has been our Executive Vice President and Director of Strategic Planning since June 2016, and serves as one of our directors. He has been employed by G-III in a number of other capacities since 2002. Prior to becoming Executive Vice President, he served as our Director of Business Development for more than five years. Jeffrey Goldfarb is the son of Morris Goldfarb.

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
We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2018, net sales of licensed product accounted for 58.6% of our net sales compared to 60.7% of our net sales in fiscal 2017 and 59.2% of our net sales in fiscal 2016.
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
Any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.
We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH. We have three different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. In February 2016, we significantly expanded our relationship with Tommy Hilfiger through a license for women’s sportswear, suit separates, performance and denim. Our Tommy Hilfiger dress license was also incorporated into this license. Net sales of these two brands owned by PVH constituted approximately 46% of our net sales in fiscal 2018 and approximately 44% of our net sales in fiscal 2017. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our business and the success of our products could also be harmed if we are unable to maintain or enhance the images of our proprietary brands.
Our success has also been due to the growth of our proprietary brands, their favorable images and our customers’ connection to our brands. Our recent acquisition of DKI and its DKNY and Donna Karan brands further expands our portfolio of proprietary brands that also includes G.H. Bass, Vilebrequin and Andrew Marc, among others. If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.
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
Our ten largest customers, all of which are department or discount store groups, accounted for approximately 63.2% of our net sales in fiscal 2018, 64.1% of our net sales in fiscal 2017 and 63.5% of our net sales in fiscal 2016, with the Macy’s Inc. group accounting for approximately 22.2% of our net sales in fiscal 2018 compared to 21.8% of our net sales in fiscal 2017 and 20.8% of our net sales in fiscal 2016. We expect that the percentage of our sales to Macy’s will increase as a result of our womenswear license agreement with Tommy Hilfiger and our agreement with Macy’s that provides Macy’s with the exclusive right to sell DKNY women’s apparel and accessories since February 2018. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. A number of large department or discount store groups, including Macy’s, have announced their intention to close a significant number of stores. This reduction in store count could adversely affect our results of operations.
Other than our agreement with Macy’s relating to DKNY, we do not have long-term contracts with any customers. Sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.
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

Risks Relating to Our Retail Operations
Our retail operations segment may continue to incur losses if our retail turnaround strategy and/or our execution of the turnaround strategy are unsuccessful.
The retail landscape continues to evolve and, as a result, we are changing our retail strategy in an attempt to regain profitability in our retail operations segment. We are in the process of executing a turnaround strategy of this segment of our business, including termination or renegotiation of long-term leases as they come up for renewal, overall cost cutting, improved merchandising strategies for our Wilsons and G.H. Bass store chains and re-purposing certain stores for our Karl Lagerfeld Paris or DKNY brands. We need to successfully implement this strategy in order to regain profitability in our retail operations segment.
We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail stores.
Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. For example, we recorded impairments of $10.5 million in fiscal 2017 and $6.5 million in fiscal 2018. These impairment charges may increase as we continue to evaluate our retail operations. The recording of additional impairments in the future may have a material adverse impact on our business and financial results.
Leasing of significant amounts of real estate exposes us to possible liabilities and losses.
All of the stores operated by us are leased. Accordingly, we are subject to all of the risks associated with leasing real estate. Our exposure with respect to retail store leases increased as a result of our acquisition of DKI. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot cancel our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to negotiate a renewal on commercially acceptable terms, or at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.
Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic could adversely affect our retail sales.
Substantially all of the stores in our retail operations segment are operated as outlet stores and located in larger outlet centers, many of which are located in, or near, vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Economic uncertainty, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors that could affect the success of our outlet stores include:
•
the location of the outlet mall or the location of a particular store within the mall;

•
the other tenants occupying space at the outlet mall;

•
increased competition in areas where the outlet malls are located;

•
a downturn in the economy generally or in a particular area where an outlet mall is located;

•
the shift to online shopping;

•
a downturn in foreign shoppers in the United States; and

•
the amount of advertising and promotional dollars spent on attracting consumers to outlet malls.

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2018, outlet malls experienced a reduction in consumer traffic, which adversely affected the results of our retail operations segment. Our outlet stores benefit from the ability of a mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of outlet malls as shopping destinations. Changes in areas around our existing retail locations, including the type and nature of the other retailers located near our stores, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. A reduction in outlet mall traffic as a result of these or other factors could materially adversely affect our business.
Our ability to successfully operate retail stores depends on many factors.
Our ability to successfully operate our retail stores depends on many factors, including, among others, our ability to:
•
negotiate acceptable lease terms, including desired rent and tenant improvement allowances;

•
achieve brand awareness, affinity and purchase intent in the our markets;

•
achieve increased sales and gross margins at our stores;

•
hire, train and retain store associates and field management;

•
assimilate store associates and field management into our corporate culture; and

•
source and supply sufficient inventory levels.

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

•
adoption by existing competitors of innovative retail sales methods; and

•
increased consumer preference for online apparel purchases and innovations by e-commerce retailers such as Amazon.

We may not be able to continue to compete successfully with our existing or new competitors, or be assured that prolonged periods of deep discount pricing by our competitors will not have a material adverse effect on our business.
Laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.
We collect and store customer information primarily for marketing purposes and to improve the services we provide. The use or retention of certain customer information is subject to applicable privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. Any limitations imposed on the use of such customer information by federal, state or local governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. To the extent our or our business partners’ security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, which could expose us to liability and cause damage to our reputation, brand and results of operations.
Risk Factors Relating to the Business of Donna Karan International
Our failure to realize the benefits of the DKI business in a timely and cost-efficient manner could adversely affect our results of operations.
The success of the DKI acquisition will depend, in part, on our ability to fully realize the anticipated benefits of adding the Donna Karan and DKNY businesses to our portfolio. Prior to our acquisition, sales of the DKI business were decreasing, in large part due to restructuring decisions made by the prior owner. The DKI business incurred significant net losses in the year ended December 31, 2015 and the nine months ended September 30, 2016, as well in the two months of our fiscal 2017 year and in fiscal 2018. In addition, at the time of the acquisition, its retail operations were experiencing declines in comparable store sales, sales per square foot and gross margins. To realize the anticipated benefits of the transaction, as well as operate on a profitable basis, we must increase sales of DKNY and other Donna Karan products and improve the operations of the company. Any failure to timely realize these anticipated benefits could have a material adverse effect on our results of operations and financial position. These efforts will also require substantial commitments of management time and attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to our business.
We have entered into an exclusive arrangement with Macy’s with respect to DKNY women’s apparel and accessories since February 2018. If this arrangement does not result in significant sales of DKNY product, our results of operations could be adversely affected.
In March 2017, we entered into an agreement with Macy’s under which Macy’s serves, since February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. We will need to sell a significant amount of DKNY product to Macy’s in order for us to realize the anticipated benefits of our acquisition of DKI. For this acquisition to be successful, we also need to sell DKNY product outside women’s apparel and accessories to Macy’s and other department stores and our licensees will need to sell licensed DKNY product to Macy’s and other department stores. Other department stores could decide to carry lower amounts of DKNY products, or not to carry DKNY products at all, as a result of our exclusive arrangement with Macy’s. If Macy’s is not able to sell a significant amount of DKNY product or if other department stores reduce their amount of purchases of DKNY product or decide not to sell DKNY product, our results of operations could be adversely affected.
Our indebtedness increased following the completion of the DKI acquisition, which could adversely affect us.
Our indebtedness significantly increased as a result of the acquisition of DKI. We are a party to a $650 million senior secured asset-based revolving credit facility, which replaced our previous $450 million facility, and a $300 million senior secured term loan facility (“Term Facility”) (collectively, the “Bank Debt”). In addition to the indebtedness under the Bank Debt, we also incurred $125 million of debt pursuant to a junior lien secured note in favor of LVMH. The increase in the amount of our outstanding debt could adversely affect us by decreasing our business flexibility and increasing our borrowing costs. The Bank Debt contains certain restrictive covenants imposing operating and financial restrictions on us. These covenants restrict our ability and the ability of certain of our subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. The revolving credit facility also requires us to comply with certain financial covenants.

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
If an event of default occurs, the lenders under the Bank Debt, as well as the holder of the LVMH note, may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable and exercise remedies in respect of the collateral. We may not be able to repay all amounts due under the Bank Debt or LVMH note in the event these amounts are declared due upon an event of default.
Our debt level and related debt service obligations could have negative consequences, including:
•
requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes;

•
making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•
reducing our flexibility in planning for, or reacting to, changes in our industry or market conditions;

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
DKI will be subject to additional regulatory requirements as a result of becoming part of a publicly-traded company in the United States.
Prior to our acquisition of DKI, it was an indirect, wholly-owned subsidiary of a company that is traded on the Paris Bourse. As such, DKI was not subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended and other federal securities laws, as well as the compliance obligations of the Sarbanes-Oxley Act of 2002, including with respect to internal control over financial reporting, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of

2010, including with respect to the use of so-called “conflict minerals.” Compliance with these new obligations as a result of DKI becoming a part of G-III, a publicly-traded company in the United States, will require significant resources and management attention, and any failure to comply could have a material adverse effect on us.
Risk Factors Relating to the Operation of Our Business
If we lose the services of our key personnel, or are unable to attract key personnel, our business will be harmed.
Our future success depends on Morris Goldfarb, our Chairman and Chief Executive Officer, and other key personnel. The loss of the services of Mr. Goldfarb and any negative market or industry perception arising from the loss of his services could have a material adverse effect on us and the market price of our common stock. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our success. The unexpected loss of services of one or more of these individuals or the inability to attract key personnel could also adversely affect us.
We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.
Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition, such as our acquisition of DKI. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy.
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
We conduct certain of our operations through joint ventures. There could be disagreements with our joint venture partners that could adversely affect our interest in the joint ventures.
In August 2017, we entered into a joint venture with Amlon Capital B.V. to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. In addition, in June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV pursuant to which we acquired a 49% ownership interest in KLNA, an entity that holds the worldwide rights to Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand that we currently use, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. We may enter into additional joint ventures in the future. These joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.
We may need additional financing to continue to grow.
We incurred significant additional debt in connection with our acquisition of DKI. The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our revolving credit agreement which currently extends to December 2021. Our growth is dependent on our ability to continue to be able to extend and increase our line of credit. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of this credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business.
Our business is highly seasonal.
Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales from July through November. Net sales in the months of July through November accounted for approximately 54% of our net sales in fiscal 2018 and fiscal 2017, and 57% of our net sales in fiscal 2016. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.
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
Vilebrequin sells its products through a network of both owned and franchised specialty retail stores and shops, online stores, as well as through select wholesale distribution. Our success with Vilebrequin is dependent, in part, on our ability to protect and enhance the reputation and status of the Vilebrequin brand and maintain the distinctive design and construction of Vilebrequin’s key swimwear products. The use by Vilebrequin of a specialized fabric to manufacture its swimwear products restricts the number suppliers from whom we can source this raw material. Any disruption in the operations of these suppliers could create an inability to manufacture Vilebrequin swimwear and supply required product to our stores or to our wholesale customers in a timely fashion or without a significant delay, as we may not be able to quickly find another raw material supplier that can meet Vilebrequin’s production requirements.
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
In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the overseas expansion of our Donna Karan, DKNY, Vilebrequin and G.H. Bass businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.
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
We are also dependent on these manufacturers for compliance with our policies and the policies of our licensors and customers regarding labor practices employed by factories that manufacture product for us. Any failure by these manufacturers to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States and the potential negative publicity relating to any of these events, could result in a violation by us of our license agreements, and harm us and our reputation. In addition, a manufacturer’s failure to comply with safety or content regulations and standards could result in substantial liability and harm to our reputation.
The use of foreign manufacturers subjects us to additional risks.
Our arrangements with foreign manufacturers are subject to the usual risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, mostly in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. For example, in the past, the Chinese government has reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. This tax rebate has been reinstated in certain instances. However, new or increased reductions in this rebate would cause an increase in the cost of finished products from China which could materially adversely affect our financial condition and results of operations.

Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations.
Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.
Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our Donna Karan, DKNY and Vilebrequin businesses. The economic situation in Europe is still recovering and economic performance remains uncertain. There is still some concern that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.
We have foreign currency exposures relating to buying and selling in currencies other than the U.S. dollar, our functional currency.
We have foreign currency exposure related to foreign denominated revenues and costs, which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, while certain currencies (notably the Hong Kong dollar and Chinese Renminbi) are currently managed in value in relation to the U.S. dollar by foreign central banks or governmental entities, such conditions may change, thereby exposing us to various risks as a result.
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
Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. Among other things, the Tax Act:
•
establishes a flat corporate income tax rate of 21% to replace current rates that range from 15% to 35% and eliminates the corporate alternative minimum tax;

•
creates a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries;

•
subjects certain foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax;

•
•
limits the deduction for net interest expense incurred by US companies;

•
eliminates the federal corporate alternative minimum tax;

•
permits immediate expensing of certain capital expenditures; and

•
eliminates the deduction for performance-based compensation paid to our top five executive officers, subject to the effect of a limited transition rule.

As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income could change. The Tax Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as rulemaking and interpretations by the Internal Revenue Service or Financial Accounting Standards Board, any of which could lessen or increase adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax obligations. We recognized a provisional charge against income of  $6.9 million in our fourth quarter of fiscal 2018 as a result of one-time effects of the Tax Act primarily relating to a reduction of deferred tax assets and taxes due on foreign earnings. We continue to work with our tax advisors to determine the full impact that the Tax Act will have on us. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and the impact of certain provisions of the Tax Act on our financial condition and results of operations could be adverse and such impact could be material.
We are subject to risks associated with international operations.
Our ability to capitalize on the potential of our international operations, including to realize the benefits of our Donna Karan, DKNY and Vilebrequin businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:
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
Possible new tariffs that might be imposed by the United States government could have a material adverse effect on the Company’s results of operations.
The President of the United States has ordered government officials to compile a list of products and intended tariff increases on imports from China. After a required period of notice and consultation with the appropriate parties, the list would be published and tariff increases would be implemented. Such a list could include apparel and other items imported by us from China. China has already announced a plan to impose tariffs on a wide range of American products in retaliation for new American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the President’s proposal to increase tariffs on products imported from China. There is also a concern that the imposition of additional tariffs by the United States, including the increases proposed for steel and aluminum, could result in the adoption of tariffs by other countries as well. The resulting trade war could have a significant adverse effect on world trade and the world economy. While it is too early to predict how the recently enacted tariffs on imported aluminum and steel will impact our business, the imposition of tariffs on apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on apparel imported from China could have a material adverse effect on our business and results of operations.
We have been audited by the Canadian Border Services Agency (“CBSA”) and are in the process of appealing the CBSA ruling. Loss of this appeal could have an adverse effect on our results of operations.
In October 2017, the CBSA issued a final audit report to G-III’s Canadian subsidiary that challenged the valuation used by the Canadian subsidiary for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through the date of the final report, October 27, 2017. The CBSA has requested us to reassess our customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by us to the vendor. The CBSA has also requested that we change the valuation method used to pay duties with respect to good imported in the future.
We issued a bond in the amount of CAD$26.9 million ($20.9 million) in March 2018, representing customs duty and interest that is claimed to be owed by us through December 31, 2017. In March 2018, we amended the duties filed for the month of January 2018 in accordance with the new valuation method. The additional duty claimed to be owed for January 2018 was CAD$1.4 million ($1.1 million) which is under review by the CBSA. Beginning February 1, 2018, we began paying duties in Canada on imported goods based on the price paid or payable by the Canadian retail customers. Duties paid on the higher dutiable value will be not be charged as an expense in our statement of operations, but will be recorded as a deferred expense until the appeal process has concluded.
If our appeal of the audit findings is not successful, we will have to pay the duties and interest that have been secured by the bond. This will result in a charge to our statement of operations for past duties, as well as for the additional duties we deferred beginning on February 1, 2018 through the conclusion of the appeal process. In addition, our loss of the appeal would result in increased duties paid in Canada on products imported into Canada and will increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. This could have an adverse effect on our results of operations.
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
Our use and handling of personally identifiable data is regulated at the international, federal and state levels. For example, the European Union adopted a new regulation that becomes effective on May 25, 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain additional rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. We are reviewing our operations to determine our obligations under GDPR. Violations of GDPR could result in significant penalties. The regulatory environment surrounding information security and privacy is increasingly demanding. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we fail to comply with these laws and regulations, we could be subjected to legal risk. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially.
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
Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including uncertain conditions in the credit and financial markets, which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with financial covenants in our existing credit facility.
Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our revolving credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our revolving credit facility; and interest rate fluctuations. Interest rates increased in fiscal 2018 and are expected to continue to increase in fiscal 2019. We cannot predict the effect of increasing interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.
As of January 31, 2018, we were in compliance with the financial covenants in our revolving credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.
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
We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Macy’s, JC Penney and Kohl’s, as well as other store chains, have announced their intention to close stores. Bon-Ton Stores, a customer of ours for many years, has filed for bankruptcy and may close all of its stores. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.
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
The U.S. presidential administration has threatened to impose retaliatory duties against China in order to reverse what it perceives as unfair trade practices that have negatively impacted manufacturing in the U.S. The administration has also discussed the implementation of other taxes that would impose an additional tax on imported goods regardless of origin. It is possible that the United States may impose new trade or other initiatives that adversely affect the trading status of countries where our apparel is manufactured and such initiatives could include retaliatory duties, higher tariffs or other trade sanctions. The administration has indicated it may make modifications to international trade policy or agreements or engage in other restrictive trade practices that may have the effect of reducing the amount or increasing the cost of imported goods. Changes in existing trade agreements, including the North American Free Trade Agreement, or imposition of tariffs on our products imported from China or other countries could have a material adverse effect on our operations and financial results.
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
As of March 28, 2018, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 9.3% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.
The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.
Between February 1, 2015 and March 28, 2018, the market price of our common stock has ranged from a low of  $18.00 to a high of $73.93 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:
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
From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, as occurred in fiscal 2017, the price of our common stock may decline.
If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.
As of January 31, 2018, we had goodwill, trademarks and other intangibles in an aggregate amount of $751.4 million, or approximately 39% of our total assets and approximately 67% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKI. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.
We are subject to significant corporate regulation as a public company and failure to comply with applicable regulations could subject us to liability or negatively affect our stock price.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.   PROPERTIES.
Our executive offices, sales showrooms and support staff are located at 512 Seventh Avenue in New York City. Our leases at 512 Seventh Avenue expire on March 31, 2023 for almost all of our space in this building, with a five-year renewal option. We currently lease approximately 220,000 square feet of office and showroom space in this building. Our rent for our space at 512 Seventh Avenue is expected to be $9.9 million in fiscal 2019.
We have a lease for a distribution center in Dayton, New Jersey through January 2025. This facility contains approximately 385,000 square feet of space, including the mezzanine, which is used by us for product distribution. The aggregate annual rent for this facility is expected to be $1.3 million for fiscal 2019.
We have a lease for a distribution center in Jamesburg, New Jersey, through December 31, 2020 with a five year renewal option. The distribution center consists of approximately 783,000 square feet, including the mezzanine, which we utilize for the warehousing and distribution of our products. The aggregate annual rent for this facility is expected to be $2.3 million for fiscal 2019.
In connection with our Donna Karan, Wilsons and G.H. Bass retail operations, we have a lease in Brooklyn Park, Minnesota for an office, warehouse and distribution facility of approximately 403,000 square feet through April 2022. The aggregate annual rent for this facility is expected to be $1.4 million for fiscal 2019.
We have a lease for a distribution center in Carlstadt, New Jersey, through April 30, 2024 with a ten-year renewal option through April 30, 2034. This lease was acquired by us as part of the DKI acquisition. The distribution center consists of approximately 197,000 square feet which we utilize for the warehousing and distribution of our products, as well as for office space. The aggregate annual rent for this facility is expected to be $1.6 million for fiscal 2019.
As part of the DKI acquisition, we also acquired a lease for office and showroom space located at 240 West 40th Street in New York City. We currently lease approximately 144,000 square feet in this building. The lease expires in July 2020, with a one-time ten-year renewal option. The aggregate annual rent for this facility is expected to be $7.5 million for fiscal 2019.
Retail Stores
As of January 31, 2018, we operated 458 leased store locations, of which 165 are Wilsons Leather retail stores, 139 are G.H. Bass retail stores, 91 are Vilebrequin retail stores, 51 are DKNY stores, 8 are Karl Lagerfeld Paris stores and 4 are Calvin Klein Performance retail stores.
Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between three and ten years in duration.
Our leases expire at varying dates through 2027. During fiscal 2018, we entered into 27 new store leases, renewed 44 store leases and terminated or allowed to expire 68 store leases. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 60 stores located in Europe, 25 stores located in the United States and 6 stores located in Asia. DKNY has 43 stores located in the United States, 4 stores located in Canada and 4 stores located in Europe.

The following table indicates the periods during which our retail leases expire.
Fiscal Year Ending January 31,	Number of Stores
2019	111
2020	46
2021	51
2022	39
2023 and thereafter	211
Total	458

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
Canadian Customs Duty Examination
In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), our wholly-owned subsidiary. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through the date of the final report, October 27, 2017. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to goods imported in the future.
On March 14, 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, we amended the duties filed for the month of January 2018 under the new valuation method. The additional duty claimed to be owed for January 2018 was approximately CAD$1.4 million ($1.1 million) which is under review by the CBSA. Beginning February 1, 2018, we began paying duties based on the new valuation method. The additional duties paid beginning on February 1, 2018 on the higher dutiable value will not be charged as an expense in our statement of operations, but will be recorded as a deferred expense until the appeal process has concluded.
G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.
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
	High Prices	Low Prices
Fiscal 2017
Fiscal Quarter ended April 30, 2016	$55.89	$41.14
Fiscal Quarter ended July 31, 2016	$51.81	$36.14
Fiscal Quarter ended October 31, 2016	$44.85	$25.73
Fiscal Quarter ended January 31, 2017	$32.98	$24.41
Fiscal 2018
Fiscal Quarter ended April 30, 2017	$27.48	$19.11
Fiscal Quarter ended July 31, 2017	$26.66	$18.00
Fiscal Quarter ended October 31, 2017	$31.19	$22.66
Fiscal Quarter ended January 31, 2018	$40.96	$23.19
Fiscal 2019
Fiscal Quarter ending April 30, 2018 (through March 28, 2018)	$38.94	$23.06
The last sales price of our Common Stock as reported by the Nasdaq Global Select Market on March 28, 2018 was $36.58 per share.
On March 28, 2018, there were 27 holders of record and, we believe, approximately 17,000 beneficial owners of our Common Stock.
Dividend Policy
Our Board of Directors (the “Board”) currently intends to follow a policy of retaining any earnings to finance the growth and development of our business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board. Payments for cash dividends and the repurchase of our shares may be made subject to compliance with certain covenants contained in our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 below and Note E to our Consolidated Financial Statements.
Performance Graph
The following Performance Graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that it be treated as soliciting material or incorporate it by reference into such filing.
The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500

Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2013 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.
G-III Apparel Group, Ltd.
Comparison of Cumulative Total Return
(January 31, 2013 — January 31, 2018)

ITEM 6.   SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below as of and for the years ended January 31, 2014, 2015, 2016, 2017 and 2018, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2014, 2015 and 2016, and our audited consolidated statements of income for the years ended January 31, 2014 and 2015 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
The operating results of G.H. Bass have been included in our financial statements since November 4, 2013, the date of acquisition.
The operating results of Karl Lagerfeld Paris North America BV (“KLNA”), which is 49% owned by us have been included in our financial statements since June 8, 2015, the date of acquisition. We account for the investments in Karl Lagerfeld Holding B.V. (“KLH”), which is 19% owned by us, and KLNA using the equity method of accounting. Our Vilebrequin subsidiary, KLNA and KLH report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA and KLH are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2018, the results of Vilebrequin, KLNA and KLH are included for the year ended December 31, 2017. The Company’s retail stores report results on a 52/53-week fiscal year.
The operating results of DKI have been included in our financial statements since December 1, 2016, the date of acquisition.
Fabco Holding B.V. (“Fabco”) is a Dutch limited liability company formed in August 2017 that is a joint venture which is 49% owned by the Company. This investment is accounted for using the equity method of accounting.
All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.
	Consolidated Income Statement Data Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Net sales	$2,806,938	$2,386,435	$2,344,142	$2,116,855	$1,718,231
Cost of goods sold	1,752,033	1,545,574	1,505,504	1,359,596	1,133,222
Gross profit	1,054,905	840,861	838,638	757,259	585,009
Selling, general and administrative expenses	855,247	704,436	628,762	571,990	440,506
Depreciation and amortization	37,783	32,481	25,392	20,374	13,676
Asset impairment	7,884	10,480	—	—	—
Operating profit	153,991	93,464	184,484	164,895	130,827
Other income (expense)	(454)	(27)	1,340	11,488	—
Interest and financing charges, net	(43,488)	(15,675)	(6,691)	(7,942)	(8,599)
Income before income taxes	110,049	77,762	179,133	168,441	122,228
Income tax expense	47,925	25,824	64,800	59,450	45,826
Net income	62,124	51,938	114,333	108,991	76,402
Add: Loss attributable to noncontrolling interest	—	—	—	1,370	958
Net income attributable to G-III	$62,124	$51,938	$114,333	$110,361	$77,360
Basic earnings per share	$1.27	$1.12	$2.52	$2.55	$1.90
Weighted average shares outstanding – basic	48,820	46,308	45,328	43,298	40,646
Diluted earnings per share	$1.25	$1.10	$2.46	$2.48	$1.85
Weighted average shares outstanding – diluted	49,750	47,394	46,512	44,424	41,728

	Consolidated Balance Sheet Data As of January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Working capital	$612,434	$567,519	$657,636	$557,703	$344,964
Total assets	1,915,177	1,851,944	1,184,070	1,043,761	830,897
Short-term debt	—	—	—	—	48,843
Long-term debt	391,044	461,756	—	—	20,560
Total stockholders’ equity	1,120,689	1,021,236	888,128	761,258	521,996
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2018 is referred to as “fiscal 2018.”
The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.
Overview
G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of over 40 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld. We are not only licensees, but also brand owners, and we distribute our products through multiple brick and mortar and online channels.
While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 63.5% of our net sales in 2016, 64.1% of our net sales in fiscal 2017 and 63.2% of our net sales in fiscal 2018.
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
   Segments
We report based on two segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales and revenues from license agreements related to the DKI, G.H. Bass, Andrew Marc and Vilebrequin businesses are included in the wholesale operations segment. The retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. Sales through our owned websites are also included in the retail operations segment. See Note K to our Consolidated Financial Statements for financial information with respect to these segments.
   Recent Transactions
We have acquired businesses that have broadened our product offerings, expanded our ability to serve different tiers of distribution and added a retail component to our business. Our acquisitions and joint ventures are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.

Donna Karan/DKNY
In December 2016, we acquired all of the outstanding capital stock of Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $674 million, after taking into account certain adjustments. DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. The acquisition of DKI fits squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We intend to focus on the expansion of the DKNY brand, while also re-establishing Donna Karan and other associated brands. We believe that we can also capitalize on significant, untapped global licensing potential in a number of men’s categories, as well as in home and jewelry. We plan to leverage our demonstrated ability to drive organic growth, identify and integrate acquisitions and develop talent throughout the organization to maximize the potential of the DKNY and Donna Karan brands.
In March 2017, we entered into an agreement with Macy’s under which Macy’s serves, since February 2018, as the exclusive U.S. department store for sales of DKNY women’s apparel and accessories. Under the agreement, Macy’s has the exclusive rights to sell DKNY women’s apparel, including women’s sportswear, dresses, suit separates, women’s performance wear, denim, swimwear and outerwear, handbags and women’s shoes, as well as men’s swimwear and outerwear, and luggage in all Macy’s locations and on Macys.com. The agreement also plans for increased and enhanced DKNY shop-in-shops in many Macy’s stores. G-III and Macy’s are committed to making DKNY the premier fashion and lifestyle brand.
We sell DKNY products through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and distribution agreements. We also maintain DKNY’s agreements with international license partners and distributors outside of the United States. Products outside the exclusive categories and products distributed by DKNY’s various licensees under other categories will continue to be sold to department stores, including Macy’s. In addition, we re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally.
In August 2017, we entered into a joint venture with Amlon Capital B.V. (“Amlon”) to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The principals of Amlon were formerly executives of Tommy Hilfiger and were instrumental in the expansion of the Tommy Hilfiger brand in China. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we are required to contribute an aggregate of $10.0 million to this joint venture by August 2018. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The joint venture commenced operations in the second half of fiscal 2018 and was operating 13 stores as of January, 31. 2018.
The acquisition of DKI negatively impacted our results of operations in fiscal 2017 and in fiscal 2018. We expect DKI to be profitable in fiscal 2019.
Karl Lagerfeld Paris
In June 2015, we acquired a 49% interest in a joint venture that holds the worldwide rights to the Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand we currently use, for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We were also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s and men’s footwear and men’s apparel. We began shipping Karl Lagerfeld Paris sportswear, dresses, women’s outerwear and handbags in the third quarter of fiscal 2016, Karl Lagerfeld Paris women’s footwear in the first quarter of fiscal 2017 and Karl Lagerfeld Paris women’s suits in the third quarter of fiscal 2017.
In February 2016, we acquired a 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment is intended to expand the partnership between us and the owners of the Karl Lagerfeld brand and extend their business development opportunities on a global scale. The business plan for this entity includes developing its wholesale business, expanding its outlet retail footprint and further developing out its online presence.

   Licensed Products
The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years. Sales of licensed products accounted for 58.6% of our net sales in fiscal 2018, 60.7% of our net sales in fiscal 2017 and 59.2% of our net sales in fiscal 2016.
Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.
In September 2017, we renewed our license agreements with Levi’s and Dockers for an additional four-year term. We also recently extended through 2020 our license agreements with the National Basketball Association and for Vince Camuto dresses.
In July 2016, we signed a three-year extension through March 2020 of our license agreement with the National Football League. This agreement includes men’s and women’s outerwear, Starter men’s and women’s outerwear, men’s and women’s lifestyle apparel, Hands High men’s and women’s lifestyle apparel, and Touch by Alyssa Milano women’s lifestyle apparel.
In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our other Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. The Tommy Hilfiger womenswear license agreement has an initial term of five years and a renewal term of four years. Macy’s is the principal retailer of Tommy Hilfiger in the United States and women’s sportswear continues to be a Macy’s exclusive offering. We believe Tommy Hilfiger is a classic American lifestyle brand. We intend to leverage our market expertise to help build sales of Tommy Hilfiger women’s apparel. We sell Tommy Hilfiger dresses, women’s suit separates, women’s performance wear, jeans and luggage. Women’s performance wear and women’s suits began shipping during the third quarter of fiscal 2017.
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
   Retail Operations
Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of January 31, 2018, we leased 367 retail stores, of which 165 are stores operated under our Wilsons Leather name, 139 are stores operated under our G.H. Bass brand, 51 stores are operated under our DKNY brand, 8 stores are operated under the licensed Karl Lagerfeld Paris brand and 4 stores are operated under the licensed Calvin Klein Performance brand. Wilsons Leather, G.H. Bass and DKNY and Karl Lagerfeld Paris each operates its own online store. Given the current retail environment, we are focusing on turning around our retail business by not renewing long-term leases as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. In addition, we are implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction and to increase the efficiency and productivity of our retail operations.
Trends
Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, goodwill and intangible assets, impairment of long-lived assets and equity awards. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. We continually evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
   Revenue Recognition
Goods are shipped to retailers in accordance with specific customer orders. We recognize wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by us to be when title to the merchandise passes to the customer.

We recognize retail sales upon customer receipt of the merchandise, generally at the point of sale. Retail sales are recorded net of applicable sales tax.
Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances. We estimate the amount of reserves and allowances based on current and historical information and trends. Discounts, allowances and estimates of future returns are recognized when the related revenues are recognized.
Royalty revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.
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
An allowance for discounts is based on reviews of open invoices where concessions have been extended to customers. Costs associated with allowable deductions for customer advertising expenses are charged to advertising expenses in the selling, general and administrative section of our consolidated statements of income. Costs associated with markdowns and other operational chargebacks, net of historical recoveries, are included as a reduction of net sales. All of these are part of the allowances included in accounts receivable. We reserve against known chargebacks, as well as for an estimate of potential future deductions by customers. These provisions result from seasonal negotiations with our customers as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.
   Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprises a significant portion of our inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.
We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as fashion product from prior seasons. The net realizable value of distressed inventory is based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, expected permanent retail markdowns and the value of current orders for this type of inventory. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required.
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
Identifiable intangible assets recorded as a result of our acquisition of DKI in 2016 include trademarks having a net carrying value of $370.0 million with an indefinite life and customer relationships having a net carrying value of $40.0 million with an estimated useful life of 17 years. We also recorded goodwill in the amount of $211.7 million in connection with the acquisition. Goodwill was fully assigned to the Company’s wholesale operations reporting unit as the wholesale operations reporting unit is expected to benefit from the synergies of the combination and from the future growth of DKI. These synergies will be also accomplished through the integration of DKI’s wholesale operations with G-III’s support functions such as credit and collection, IT, finance, logistics, human resources, sourcing and overseas quality control.
In accordance with ASC 350, in the first step of our goodwill impairment review, we compared the fair value of the wholesale operations reporting unit and the retail operations reporting unit to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. On January 31, 2018, we noted that both the fair value of the wholesale operations reporting unit and the fair value of the retail operations reporting unit significantly exceeded their respective carrying values. We estimated the fair value of the reporting units using a weighting of fair values derived most significantly from the market approach and, to a lesser extent, from the income approach. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units.

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
   Impairment of Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 — Property, Plant and Equipment, we annually evaluate the carrying value of our long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment would be equal to the amount by which the carrying value of the assets exceeded its fair value.
In fiscal 2018, the we recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, we recorded a $738,000 impairment charge with respect to furniture and fixtures located in certain customers’ stores.
In fiscal 2017, the Company recorded a $10.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of the performance at these stores.
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

Results of Operations
The following table sets forth selected operating data as a percentage of our net sales for the fiscal years indicated below:
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.4	64.8	64.2
Gross profit	37.6	35.2	35.8
Selling, general and administrative expenses	30.5	29.5	26.8
Depreciation and amortization	1.3	1.4	1.1
Asset impairments	0.3	0.4	—
Operating profit	5.5	3.9	7.9
Interest and financing charges, net	(1.6)	(0.6)	(0.3)
Income before income taxes	3.9	3.3	7.6
Income tax expense	1.7	1.1	2.8
Net income	2.2%	2.2%	4.8%

   Year ended January 31, 2018 (“fiscal 2018”) compared to year ended January 31, 2017 (“fiscal 2017”)
Net sales for fiscal 2018 increased to $2.81 billion from $2.39 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.
Net sales of our wholesale operations segment increased to $2.45 billion from $2.01 billion in the comparable period last year. Net sales from our DKNY and Donna Karan product lines accounted for $250.2 million in fiscal 2018 compared to $16.6 million in fiscal 2017 when we operated the business for only two months. The increase in net sales of our wholesale operations segment was also a result of a $138.6 million increase in net sales of Tommy Hilfiger licensed products primarily from our denim, women’s sportswear and women’s outerwear product categories, which were recently launched, as well as an increase in net sales in the men’s outerwear and dresses categories. The increase in net sales was also driven by a $85.7 million increase in net sales of Calvin Klein licensed products, primarily from dresses and women’s performance wear, and a $34.2 million increase in net sales of Karl Lagerfeld Paris licensed products. These increases are offset, in part, by a $38.3 million decrease in net sales of private label products and a $15.7 million decrease in net sales of Jessica Simpson licensed products, for which the license agreement was terminated in June 2017.
Net sales of our retail operations segment increased to $502.5 million from $474.2 million in the same period last year. Our retail operations report on a 52/53 week fiscal year. Net sales increased by $6.9 million as a result of fiscal 2018 containing 53 weeks compared to 52 weeks in fiscal 2017. The remainder of the increase in net sales was due to $69.9 million in net sales in fiscal 2018 from our DKNY retail stores compared to $12.3 million in net sales from these stores in fiscal 2017 when we only operated these stores for two months. These increases were offset, in part, by a decrease in net sales of  $27.8 million from the G.H. Bass and $5.9 million from the Wilsons store chains. We operated 44 fewer stores as of January 31, 2018 compared to January 31, 2017. G.H. Bass same store sales decreased by 5.8% and Wilsons Leather same stores sales decrease by 1.7% compared to the prior year. The decrease in comparable store sales for G.H. Bass and Wilsons was impacted by declining customer traffic offset, in part, by increased transaction values.
Gross profit was $1.05 billion, or 37.6% of net sales, for the fiscal year ended January 31, 2018, and $840.9 million, or 35.2% of net sales, last year. The gross profit in our wholesale operations segment was $804.3 million, or 32.8% of net sales, for the fiscal year ended January 31, 2018, and $633.6 million, or 31.3% of net sales, last year. The increase in gross profit percentage was in part the result of DKNY and Donna Karan licensing income for which there is no associated cost of goods sold. In addition, our wholesale segment’s gross profit was favorably impacted by improved gross profit as a result of increased gross margin percentage from our Calvin Klein dresses product line. Our retail operations segment gross profit percentage was 49.9% for the fiscal year ended January 31, 2018 compared to 43.6% for the same period last year. This increase in gross profit percentage of our retail operations segment is due to the increase in gross profit percentage of our G.H. Bass and Wilsons retail store chains as well as the addition of our DKNY retail stores, which had a higher gross profit percentage than our other retail stores. The increase in gross margin is also a result of a favorable weather during the outerwear season and less promotional activity than the same period in the prior year.
Selling, general and administrative expenses increased to $855.2 million in fiscal 2018 from $704.4 million in fiscal 2017. The increased expense related to our Donna Karan business represented $133.6 million of this increase. The remainder of the increase is primarily due to increased personnel costs ($16.7 million), facility costs ($13.3 million) and advertising costs ($4.8 million). Personnel costs increased due to an increase in bonus accruals related to higher profitability and an increase in stock-based compensation expense. We also incurred additional staffing costs for new product lines under our license agreements offset by a decrease in personnel costs in our retail operations segment resulting from the reduction in the number of our retail stores. Facility costs increased because of increased shipping, storage and processing costs incurred at our third party warehouses. Advertising costs increased due to higher advertising fees paid to our licensors in connection with the increase in net sales of our licensed products, and an increase in cooperative advertising related to the increase in net sales of our wholesale operations segment. These increases were offset, in part, by a decrease in professional fees ($7.4 million) related to fees incurred in fiscal 2017 in connection with the acquisition of DKI.
Depreciation and amortization increased to $37.8 million in fiscal 2018 from $32.5 million in the prior year. These expenses increased primarily because of additional depreciation and amortization expenses incurred as a result of the acquisition of DKI. These increases were offset, in part, by depreciation not incurred in fiscal 2018 relating to fixed assets impaired in the fourth quarter of fiscal 2017.
In fiscal 2018, we recorded a $7.9 million impairment charge. This impairment charge included (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores, (ii) a $738,000 impairment charge with respect to furniture and fixtures located in certain customers’ stores and (iii) a $716,000 write-off of goodwill related to the retail operations segment as a result of the performance of the retail operations segment. In fiscal 2017, we recorded a $10.5 million impairment charge with respect to leasehold improvements and furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of poor performance in these stores.
Interest and financing charges, net for fiscal 2018, were $43.5 million compared to $15.7 million for the prior year. The increase in interest and financing charges is a result of the interest incurred with respect to the bank loans and the note issued to the seller in connection with the acquisition of DKI and the amortization of the capitalized debt issuance costs related to this debt. These costs were amortized over a full year in fiscal 2018 compared to two months in fiscal 2017.
Income tax expense for fiscal 2018 was $47.9 million compared to $25.8 million for the prior year. Our effective tax rate was 43.6% in fiscal 2018 compared to 33.2% in the prior year. This increase in our effective tax rate is mainly a result of the provisional charges relating to the enactment of the Tax Cuts and Jobs Act (“TCJA”) as further discussed below and a reduced tax benefit in fiscal 2018 of  $1.4 million compared to a $3.1 million tax benefit realized in fiscal 2017 in connection with the vesting of equity awards subsequent to the adoption of ASU 2016-09.
On December 22, 2017, the U.S. government enacted a tax legislation commonly referred to as the TCJA. The TCJA significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% (effective January 1, 2018) and moving from a global taxation to a modified territorial tax regime. As part of the legislation, U.S. companies are required to pay a tax on historical foreign earnings that have not been repatriated to the U.S. and revalue its deferred tax asset and liability positions at the lower federal base tax rate of 21%. The Company incurred income tax expense of approximately $3.3 million as a result of the repatriation of foreign earnings and approximately $4.4 million related to revaluation of its deferred tax asset and liability positions for fiscal 2018.
   Year ended January 31, 2017 (“fiscal 2017”) compared to year ended January 31, 2016 (“fiscal 2016”)
Net sales for fiscal 2017 increased to $2.39 billion from $2.34 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment were $2.01 billion for fiscal 2017 compared to $1.95 billion last year. Our wholesale operations segment had $70.8 million of net sales of new Tommy Hilfiger licensed products, including dresses, denim, women’s performance wear, and women’s suits and sportswear product lines $35.0 million of net sales of new Karl Lagerfeld Paris licensed products, and $16.6 million of net sales of new DKNY and Donna Karan products. The increase in net sales of our wholesale operations division was also the result of a $43.7 million increase in net sales of Calvin Klein licensed products and a $17.9 million increase in net sales of Ivanka Trump licensed products. These increases were offset, in part, by a $41.8 million decrease in net sales of private label products, $27.5 million decrease in net sales of Kensie licensed products, a $17.2 million decrease in net sales of our Andrew Marc product lines, a $13.0 million decrease in net sales of Guess men’s and women’s licensed outerwear and a $12.9 million decrease in net sales of Kenneth Cole licensed outerwear.
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
Liquidity and Capital Resources
   Acquisition of Donna Karan International
On December 1, 2016, G-III acquired all of the outstanding capital stock of DKI from LVMH for a total purchase price of approximately $674.4 million, after taking into account certain adjustments. The purchase price was paid by us with a combination of  (i) cash, (ii) $75.0 million of newly issued shares of our common stock to LVMH and (iii) a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million. The cash portion of the purchase price was paid from proceeds of the borrowings under the new financing agreements entered into in connection with the acquisition.
   Amended and Restated Credit Agreement
On December 1, 2016, our subsidiaries, G-III Leather Fashions, Inc. (“G-III Leather”), Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., The Donna Karan Company Store LLC and The Donna Karan Company LLC (collectively, the “Borrowers”), entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650 million. We and our subsidiaries, G-III Apparel Canada ULC, AM Apparel Holdings, Inc., Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.
The ABL Credit Agreement refinances, amends and restates the Credit Agreement, dated as of August 6, 2012 as amended, supplemented or otherwise modified from time to time prior to December 1, 2016, (the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $450 million and was due to expire in August 2017.
Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. As of January 31, 2018, interest under the ABL Credit Agreement was being paid at the average rate of 2.33% per annum. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.

In addition to paying interest on any outstanding borrowings under the new revolving credit facility, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.
The ABL Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2018, the Company was in compliance with these covenants.
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
The Term Loan Credit Agreement provides for term loans in an aggregate principal amount of $350.0 million (the “Term Loans”), which were drawn in full on December 1, 2016. We used the proceeds to fund a portion of the purchase price with respect to the acquisition of DKI, with the remainder being used for general corporate purposes. Also on December 1, 2016, we prepaid $50 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300 million. The Term Loans and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”).
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
Maturity and Interest Rate
The Term Loan will mature in December 2022. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of January 31, 2018, interest under the Term Loan was being paid at the average rate of 6.55% per annum.
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

Optional Prepayment
The Term Loans may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee. On December 1, 2016, we prepaid $50.0 million of the outstanding balance of the loan. We paid a fee of  $0.5 million to the lenders in connection with this prepayment.
Mandatory Prepayment
The Term Loans are required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines.
The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2018, we were not required to make a prepayment based on excess cash flow.
Change of Control
The occurrence of specified change of control events constitute an event of default under the Term Loan Credit Agreement.
Certain Covenants
The term loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of January 31, 2018 the Company was in compliance with these covenants.
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
We incurred significant additional debt in connection with our acquisition of DKI. We had $12.0 million and $91.1 million in borrowings outstanding under the ABL Credit Agreement at January 31, 2018 and January 31, 2017, respectively, and $300.0 million in borrowings outstanding under the Term Loan Credit Agreement at both January 31, 2018 and 2017. At January 31, 2016, we had no borrowings outstanding under the Prior Credit Agreement. Our contingent liability under open letters of credit was approximately $6.4 million at January 31, 2018, $10.4 million at January 31, 2017 and $5.5 million at January 31, 2016. In addition to the amounts outstanding under these two loan agreements, at January 31, 2018 and 2017, we had $125 million of face value principal outstanding under the LVMH Note.
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
   Investment in Fabco Holding B.V.
In August 2017, we entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we are required to contribute an aggregate of  $10.0 million to the joint venture by August 2018. We funded $49,000 of this amount upon the signing of the joint venture agreement. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2018.

   Investment in Karl Lagerfeld Holding B.V.
In February 2016, we acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. We paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment is intended to expand the partnership between us and the owners of Karl Lagerfeld and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates in our Consolidated Balance Sheets at January 31, 2018.
   Investment in KL North America
In June 2015, we entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). We paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand we currently use, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry and hospitality services) and apparel in the United States, Canada and Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates in our Consolidated Balance Sheets at January 31, 2018.
   Share Repurchase Program
Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of April 2, 2018, we have approximately 49,145,809 shares of common stock outstanding.
   Cash from Operating Activities
At January 31, 2018, we had cash and cash equivalents of $45.8 million. We generated $79.7 million of cash from operating activities in fiscal 2018, primarily as a result of our net income of   $62.1 million, an increase in account payables and accrued expenses of  $10.7 million, a decrease in prepaid income taxes, net, of   $11.3 million and a decrease in other assets of  $11.0 million, as well as non-cash charges totaling  $87.3 million related to depreciation and amortization, equity based compensation, amortization of financing costs and impairment of assets. These amounts were offset, in part, by an increase of $68.8 million in inventory and $29.9 million in accounts receivable.
The increase in inventory is due to the expected increase in net sales in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The increase in accounts receivables is due to the increased net sales in the fourth quarter of fiscal 2018 compared to the same period last year. The decrease in prepaid income taxes, net is mainly the result of the timing of our tax payments compared to the same period in the prior year. The decrease in other assets was mainly driven by the adjustments made to goodwill. The increase in accounts payable and accrued expenses was the result of increased finished goods purchases to accommodate our increase in net sales.
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
In connection with the purchase agreement, G-III and LVMH agreed to make an election under Section 338(h)(10) of the Internal Revenue Code, which would allow us to step up the basis in the assets acquired. We had initially estimated that the benefit from this election would be in excess of  $10 million annually. This benefit will be realized over a fifteen-year period if the we have taxable income in the United States in an amount greater than $40 million per year. However, with the enactment of the TCJA, our estimated benefit is approximately $6 million annually reflecting the change to our federal tax rate.
At January 31, 2016, we had cash and cash equivalents of  $132.6 million. We generated $74.3 million of cash from operating activities in fiscal 2016, primarily as a result of our net income of   $114.3 million, non-cash charges of  $25.4 million for depreciation and amortization, $15.6 million for equity based compensation, and an increase in accounts payable of  $14.8 million, offset, in part, by an increase of  $59.9 million in inventories, an increase of  $23.6 million in accounts receivable and an increase in income taxes payable of  $16.9 million.
The increase in inventory is primarily a result of increased outerwear inventory due to unseasonably warm weather during the fall and winter seasons, as well as a challenging retail environment in the last quarter of fiscal 2016 that negatively impacted our sell through at the retail level. The increase in inventory compared to the prior year is also due, to a lesser extent, to the additional inventory from our new lines of Karl Lagerfeld Paris products and Tommy Hilfiger dresses. The increase in accounts receivables is due to a shift in the timing of our January shipments, as we shipped larger volumes of merchandise later in the month than in the same period in the prior year.
   Cash from Investing Activities
In fiscal 2018, we used $33.9 million of cash in investing activities. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as renovating, repurposing and relocating G.H. Bass and Wilsons Leather stores to Karl Lagerfeld Paris and DKNY stores.
In fiscal 2017, we used $525.8 million in investing activities of which $465.4 million was in connection with the acquisition of DKI. We also used $24.9 million for capital expenditures, primarily related to fixturing costs at department stores, and $35.4 million for the investment in KLH.
In fiscal 2016, we used $67.7 million of cash in investing activities of which $42.2 million was for capital expenditures, primarily related to fixturing costs at department stores, as well as for remodeling, relocating and adding new Wilsons, G.H. Bass and Vilebrequin stores. The remainder of the cash used in investing activities of  $25.5 million related to the investment in KLNA.
   Cash from Financing Activities
In fiscal 2018, we used $83.7 million of cash in financing activities primarily for the reduction in net borrowings under our credit agreement.
Cash from financing activities provided $367.6 million in fiscal 2017, primarily from additional borrowings to finance the DKI acquisition.
Cash from financing activities provided $0.5 million in fiscal 2016, primarily as a result of net proceeds from the exercise of stock options.
   Financing Needs
We believe that our cash on hand and cash generated from operations, together with funds available under the ABL Credit Agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our product offerings. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.
   New Accounting Pronouncements
Recently Adopted Accounting Guidance
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the provisions of ASU 2017-04 during the fourth quarter of fiscal 2018. As a result of this early adoption, we used a one-step approach to measure goodwill as of January 31, 2018 and recorded a $716,000 goodwill impairment charge related to the retail operations segment as a result of the retail operations segment performance.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of ASU 2015-11 during the first quarter of fiscal 2018. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.
Accounting Guidance Issued Being Evaluated for Adoption
In February 2018, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or portion thereof) is recorded. The amendments of ASU 2018-12 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments of ASU 2018-12 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently assessing the impact that adopting ASU 2018-02 will have on our financial statements and footnote disclosures.
In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017-09 are effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have an impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We do not expect ASU 2016-16 to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. We do not believe that adoption of ASU 2016-15 will have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements. Given our significant number of leases, we expect this standard will result in a significant increase to our long-term assets and liabilities but do not expect it to have a material impact on our statements of operations. We are required to adopt the new standard in the first quarter of fiscal 2020 and do not expect to early adopt this new standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption of this ASU 2016-01 will have a material impact on our statement of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update will replace the existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has continued to clarify this guidance and has issued ASU 2017-13,

“Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014-09 are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We have adopted the pronouncement using a modified retrospective approach. We performed an analysis of our current revenue streams worldwide and identified potential changes that will result from the adoption of the new guidance. We are currently implementing changes to our accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of Topic 606 will primarily affect our wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, we previously recorded markdowns and certain customer allowances when the liability was known or incurred. Under the new guidance, we will have to estimate a liability for future anticipated markdowns and allowances related to all shipments that have taken place. We will have reclassifications of certain operating expenses that are considered customer assistance, such as cooperative advertising, which aggregated approximately $28.2 million in fiscal 2018 and were recorded in selling, general and administrative expenses, which will be recorded as an offset to net sales under the new guidance. The retail operations segment will not be materially impacted by the new guidance, as our retail stores do not currently offer significant loyalty programs to customers. Under the new standard, the transition adjustment as of February 1, 2018 to retained earnings is estimated to be between approximately $39 million and $45 million. This estimate may change as we finalize the adoption of the new guidance.
Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.
Tabular Disclosure of Contractual Obligations
As of January 31, 2018, our contractual obligations were as follows (in thousands):
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$483.4	$94.2	$162.1	$121.9	$105.2
Minimum royalty payments(1)	563.0	148.3	188.7	153.5	72.5
Long-term debt obligations(2)	437.0	—	—	437.0	—
Purchase obligations(3)	6.4	6.4	—	—	—
Total	$1,489.8	$248.9	$350.8	$712.4	$177.7

(1)
Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.

(2)
Includes $12.0 million outstanding under our credit facility with an expiration in December 2021, $300.0 million related to our Term Loan that will mature in 2022 and $125.0 million related to the note issued to LVMH payable in 2023.

(3)
Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Exchange Rate Risks and Commodity Price Risk
We negotiate substantially all our purchase orders with foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, our cost for any purchase order is not subject to change after the time the order is placed. However, if the value of the United States dollar against local currencies were to decrease, manufacturers might increase their United States dollar prices for products.
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
Interest Rate Exposure
We are subject to market risk from exposure to changes in interest rates relating to our Term Loan and our revolving credit facility. We borrow under our revolving credit facility to support general corporate purposes, including capital expenditures and working capital needs. Interest rates increased in fiscal 2018 and we anticipate that increases in interest rates by the Federal Reserve in fiscal 2019 will result in a further increase in our interest expense under our Term Loan and revolving credit facility. Based on the outstanding balances of our Term Loan and our revolving credit facility as of January 31, 2018, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $3.1 million.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM 9A.   CONTROLS AND PROCEDURES.
As of January 31, 2018, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.
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
Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2018, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.
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
ITEM 9B.   OTHER INFORMATION.
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have adopted a code of ethics and business conduct, or Code of Ethics and Conduct, which applies to all of our employees, our principal executive officer, principal financial officer, principal accounting officer controller and persons performing similar functions. Our Code of Ethics and Conduct is located on our Internet website at www.g-iii.com under the heading “Investor Relations.” Any amendments to, or waivers from, a provision of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions will be disclosed on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.
The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 14, 2018, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Executive Officers of the Registrant” in Item 1 in this Form 10-K.
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
Equity Compensation Plan Information
The following table provides information as of January 31, 2018, the last day of fiscal 2018, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2018.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,835,243(1)	$11.50(2)	1,252,317
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,835,243(1)	$11.50(2)	1,252,317(3)

(1)
Includes outstanding awards of 1,772,577 shares of Common Stock issuable upon vesting of restricted stock units (‘‘RSUs’’) and stock options for 62,666 shares of common stock. Outstanding stock options have a weighted average exercise price of  $11.50 and a weighted average remaining term of 2.26 years.

(2)
RSUs are excluded when determining the weighted average exercise price of outstanding stock options.

(3)
Under our 2015 Long-Term Incentive Plan.

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
3.
Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.7(e), 10.7(f), 10.7(g), 10.7(h), 10.7(i), 10.7(j), 10.7(k), 10.8, 10.8(a), 10.8(b), 10.8(c), 10.9, 10.10, 10.10(a), 10.10(b), 10.10(c), 10.10(d), 10.13, 10.14, 10.14(a), 10.15, 10.16 and 10.17.
Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of July 22, 2016, by and between G-III Apparel Group, Ltd. (“G-III”) and LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) (including the exhibits thereto).	8-K	000-18183	7/28/2016
2.1(a)	Amendment No. 1 to Stock Purchase Agreement, dated November 30, 2016, by and between G-III and LVMH.	8-K	000-18183	12/6/2016
3.1	Certificate of Incorporation.	8-K	000-18183	7/2/2008
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.	10-Q (Q2 2007)	000-18183	9/13/2006

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.	8-K	000-18183	6/9/2011
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015.	8-K	000-18183	7/1/2015
3.2	By-Laws, as amended, of G-III.	8-K	000-18183	3/15/2013
4.1	Promissory Note, dated December 1, 2016, from G-III to LVMH.	8-K	000-18183	12/6/2016
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	2/3/2009
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/15/2013
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	5/14/2015
10.2	Amended and Restated Credit Agreement, dated as of December 1, 2016, among G-III Leather, Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company, Inc., AM Retail Group, Inc, The Donna Karan Company Store, LLC and The Donna Karan Company LLC, as Borrowers, the other Borrowers party thereto, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	000-18183	12/6/2016
10.2(a)	Credit Agreement dated as of December 1, 2016, among G-III, the other loan parties thereto, the lenders party thereto and Barclays Bank PLC, as the Administrative Agent.	8-K	000-18183	12/6/2016
10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).	10-Q (Q3 2011)	000-18183	12/10/2010

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (21st, 22nd, 23rd, 24th and 36th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(e)	Sixth Amendment of Lease, dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including mezzanine), 21 st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors).	10-Q (Q1 2014)	000-18183	6/10/2013
10.4(f)	Seventh Amendment of Lease dated April 25, 2014, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th, 39th and 40th Floors).	10-Q (Q1 2015)	000-18183	6/5/2014
10.4(g)*	Eighth Amendment Of Lease, dated June 16, 2017, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord* (2nd Floor (including mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors)	—	—	—
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 1999 Stock Option Plan for Non-Employee Directors, as amended (the “1999 Plan).	10-K (2006)	000-18183	5/1/2006
10.6(a)	Form of Option Agreement for awards made pursuant to the 1999 Plan.	10-K (2009)	000-18183	4/16/2009
10.7	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.7(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.7(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.7(c)	Form of Deferred Stock Award Agreement for restricted stock unit awards made pursuant to the 2005 Plan.	8-K	000-18183	7/2/2008
10.7(d)	Form of Deferred Stock Award Agreement for April 15, 2009 restricted stock unit grants.	8-K	000-18183	4/21/2009
10.7(e)	Form of Deferred Stock Award Agreement for March 17, 2010 restricted stock unit grants.	8-K	000-18183	3/23/2010
10.7(f)	Form of Deferred Stock Award Agreement for June 29, 2011 restricted stock unit grants.	8-K	000-18183	7/1/2011
10.7(g)	Form of Deferred Stock Award Agreement for October 5, 2012 restricted stock unit grants.	8-K	000-18183	10/11/2012
10.7(h)	Form of Deferred Stock Award Agreement for October 4, 2013 restricted stock unit grants.	8-K	000-18183	10/8/2013
10.7(i)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.	8-K	000-18183	10/28/2014
10.7(j)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on April 12, 2019.	8-K	000-18183	5/14/2015
10.7(k)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on June 12, 2020.	8-K	000-18183	5/14/2015
10.8	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	12/14/2016
10.8(a)	Form of Restricted Stock Unit Agreement for December 10, 2015 restricted stock unit grants.	8-K	000-18183	12/14/2015
10.8(b)	Form of Restricted Stock Unit Agreement for January 27, 2017 restricted stock unit grants.	8-K	000-18183	1/31/2017
10.8(c)	Form of Restricted Stock Unit Agreement for March 28, 2017 restricted stock unit grants.	8-K	000-18183	3/17/17
10.9	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.10	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.10(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.10(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.10(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.10(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.11	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.12	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.14	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.	8-K	000-18183	1/14/2013
10.14(a)	Amendment to Employment Agreement and Executive Transition Agreement, dated as of December 9, 2016, between G-III and Wayne S. Miller.	8-K	000-18183	12/14/2016
10.15	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.16	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.17	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.18	Lease, dated August 1, 2006, between 240 West 40th LLC. and The Donna Karan Company LLC.	10-K (2017)	000-18183	4/3/2017
10.19	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and The Donna Karan Company LLC.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2018.	—	—	—
101.INS*	XBRL Instance Document.	—	—	—
101.SCH*	XBRL Schema Document.	—	—	—
101.CAL*	XBRL Calculation Linkbase Document.	—	—	—
101.DEF*	XBRL Extension Definition.	—	—	—
101.LAB*	XBRL Label Linkbase Document.	—	—	—
101.PRE*	XBRL Presentation Linkbase Document.	—	—	—

*
Filed herewith.

**
Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. We will provide, without charge, a copy of these exhibits to each stockholder upon the written request of any such stockholder. All such requests should be directed to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, 31st floor, New York, New York 10018.
ITEM 16.   FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
G-III APPAREL GROUP, LTD.
By:	/s/ Morris Goldfarb Morris Goldfarb, Chief Executive Officer
April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Morris Goldfarb Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	April 2, 2018
/s/ Neal S. Nackman Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018
/s/ Sammy Aaron Sammy Aaron	Director, Vice Chairman and President	April 2, 2018
/s/ Thomas J. Brosig Thomas J. Brosig	Director	April 2, 2018
/s/ Alan Feller Alan Feller	Director	April 2, 2018
/s/ Jeffrey Goldfarb Jeffrey Goldfarb	Director	April 2, 2018
/s/ Jeanette Nostra Jeanette Nostra	Director	April 2, 2018
/s/ Laura Pomerantz Laura Pomerantz	Director	April 2, 2018
/s/ Allen Sirkin Allen Sirkin	Director	April 2, 2018
/s/ Willem van Bokhorst Willem van Bokhorst	Director	April 2, 2018
/s/ Cheryl Vitali Cheryl Vitali	Director	April 2, 2018
/s/ Richard White Richard White	Director	April 2, 2018

EXHIBIT INDEX
10.4(g)
Eighth Amendment Of Lease, dated June 16, 2017, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord (2nd Floor (including mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors).

21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

31.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

32.1
Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

32.2
Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
New York, New York
April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.
Opinion on Internal Control over Financial Reporting
We have audited G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated April 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

New York, New York
April 2, 2018

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	January 31, 2018	January 31, 2017
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,776	$79,957
Accounts receivable, net of allowances for doubtful accounts, accrued returns and sales discounts of $165,416 and $155,488, respectively	294,430	263,881
Inventories	553,323	483,269
Prepaid income taxes	15,058	8,885
Prepaid expenses and other current assets	51,014	46,946
Total current assets	959,601	882,938
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	62,422	61,171
PROPERTY AND EQUIPMENT, NET	97,857	102,571
OTHER ASSETS, NET	32,478	36,181
OTHER INTANGIBLES, NET	46,405	48,558
DEFERRED INCOME TAX ASSETS, NET	11,439	15,849
TRADEMARKS	442,265	435,414
GOODWILL	262,710	269,262
TOTAL ASSETS	$1,915,177	$1,851,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Income tax payable	$19,748	$2,242
Accounts payable	232,364	217,902
Accrued expenses	95,055	95,275
Total current liabilities	347,167	315,419
NOTES PAYABLE, net of note discount and unamortized costs	391,044	461,756
DEFERRED INCOME TAX LIABILITIES, NET	15,888	14,300
OTHER NON-CURRENT LIABILITIES	40,389	39,233
TOTAL LIABILITIES	794,488	830,708
STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock – $0.01 par value; 120,000 shares authorized; 49,219 and 49,016 shares issued, respectively	245	253
Additional paid-in capital	451,844	437,777
Accumulated other comprehensive loss	(5,522)	(27,722)
Retained earnings	674,542	612,418
Common stock held in treasury, at cost – 106 and 376 shares, respectively	(420)	(1,490)
TOTAL STOCKHOLDERS’ EQUITY	1,120,689	1,021,236
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,915,177	$1,851,944

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended January 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net sales	$2,806,938	$2,386,435	$2,344,142
Cost of goods sold	1,752,033	1,545,574	1,505,504
Gross profit	1,054,905	840,861	838,638
Selling, general and administrative expenses	855,247	704,436	628,762
Depreciation and amortization	37,783	32,481	25,392
Asset impairments	7,884	10,480	—
Operating profit	153,991	93,464	184,484
Other income (loss)	(454)	(27)	1,340
Interest and financing charges, net	(43,488)	(15,675)	(6,691)
Income before income taxes	110,049	77,762	179,133
Income tax expense	47,925	25,824	64,800
Net income	$62,124	$51,938	$114,333
NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.27	$1.12	$2.52
Weighted average number of shares outstanding	48,820	46,308	$45,328
Diluted:
Net income per common share	$1.25	$1.10	$2.46
Weighted average number of shares outstanding	49,750	47,394	46,512
Net income	$62,124	$51,938	$114,333
Other comprehensive income (loss):
Foreign currency translation adjustments	22,200	(4,033)	(13,584)
Other comprehensive income (loss)	22,200	(4,033)	(13,584)
Comprehensive income	$84,324	$47,905	$100,749

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common Stock Held in Treasury	Total
	(In thousands)
Balance as of January 31, 2015	$230	$328,885	$(10,105)	$446,147	$(3,899)	$761,258
Equity awards exercised/vested, net	(1)	(838)	—	—	1,256	417
Tax benefit from exercise/vesting of equity awards	—	10,127	—	—	—	10,127
Share-based compensation expense	—	15,576	—	—	—	15,576
Effect of exchange rate changes	—	—	(13,584)	—	—	(13,584)
Net income	—	—	—	114,333	—	114,333
Balance as of January 31, 2016	229	353,750	(23,689)	560,480	(2,643)	888,127
Equity awards exercised/vested, net	(2)	(892)	—	—	1,153	259
Adjustments related to tax withholding for share-based compensation	—	(6,956)	—	—	—	(6,956)
Shares issued to LVMH in connection with the DKI Acquisition	26	74,974	—	—	—	75,000
Share-based compensation expense	—	16,901	—	—	—	16,901
Effect of exchange rate changes	—	—	(4,033)	—	—	(4,033)
Net income	—	—	—	51,938	—	51,938
Balance as of January 31, 2017	253	437,777	(27,722)	612,418	(1,490)	1,021,236
Equity awards exercised/vested, net	(8)	516	—	—	1,070	1,578
Share-based compensation expense	—	19,665	—	—	—	19,665
Adjustments related to tax withholding for share-based compensation	—	(6,114)	—	—	—	(6,114)
Effect of exchange rate changes	—	—	22,200		—	22,200
Net income	—	—	—	62,124	—	62,124
Balance as of January 31, 2018	$245	$451,844	$(5,522)	$674,542	$(420)	$1,120,689

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended January 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$62,124	$51,938	$114,333
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	37,783	32,481	25,392
Asset impairments	7,884	10,480	—
Dividend received from unconsolidated affiliate	3,575	—	—
Equity (gain) loss in unconsolidated affiliates	454	27	(272)
Change in contingent purchase price payable	—	—	(899)
Share-based compensation	19,665	16,901	15,576
Deferred financing charges and debt discount amortization	10,890	5,157	845
Deferred income taxes	4,078	(7,319)	3,590
Loss on disposal of fixed assets	2,922	3,201	625
Changes in operating assets and liabilities:
Accounts receivable, net	(29,947)	(29,310)	(23,616)
Inventories	(68,775)	12,633	(59,908)
Income taxes, net	11,284	14,233	(16,833)
Prepaid expenses and other current assets	(3,877)	(6,300)	725
Other assets, net	10,991	(10,863)	(97)
Accounts payable, accrued expenses and other liabilities	10,683	12,436	14,835
Net cash provided by operating activities	79,734	105,695	74,296
Cash flows from investing activities
Investment in unconsolidated affiliates	(49)	(35,432)	(25,490)
Acquisition, net of cash acquired	—	(465,403)	—
Proceeds from sale of a retail store	644	—	—
Capital expenditures	(34,507)	(24,928)	(42,172)
Net cash used in investing activities	(33,912)	(525,763)	(67,662)
Cash flows from financing activities
Proceeds from term loan, net	—	283,204	—
Repayment of borrowings – new revolving credit facility	(2,018,892)	(413,282)	—
Proceeds from borrowings – new revolving credit facility	1,939,774	524,748
Repayment of borrowings – old revolving credit facility	—	(20,344)	—
Proceeds from exercise of equity awards	1,578	260	417
Taxes paid for net share settlement	(6,114)	(6,955)	—
Net cash provided by (used in) financing activities	(83,654)	367,631	417
Foreign currency translation adjustments	3,651	(193)	(2,818)
Net increase (decrease) in cash and cash equivalents	(34,181)	(52,630)	4,233
Cash and cash equivalents at beginning of year	79,957	132,587	128,354
Cash and cash equivalents at end of year	$45,776	$79,957	$132,587
Supplemental disclosures of cash flow information:
Cash payments:
Interest	$31,644	$21,773	$5,544
Income taxes, net	32,934	18,915	68,067
Non-cash investing and financing activities:
Shares of common stock issued to LVMH in connection with the acquisition of DKI	$—	$75,000	$—
Note issued to LVMH in connection with the acquisition of DKI	—	125,000	—
The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018, 2017 and 2016
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
The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America B.V. (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures that are 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”), formerly known as Kingdom Holdings 1 B.V., is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated.
Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH and KLNA are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2018, the results of Vilebrequin, KLH and KLNA are included for the year ended December 31, 2017. The Company’s retail operations segment reports results on a 52/53-week fiscal year. The Company’s year ended January 31, 2018 was a 53-week fiscal year for the retail operations segment. The Company’s years ended January 31, 2017 and 2016 were both 52-week fiscal years for the retail operations segment. For fiscal 2018, 2017 and 2016, the retail operations segment year end was February 3, 2018, January 28, 2017 and January 30, 2016, respectively.
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
Royalty revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.
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
   5.   Inventories
Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.
   6.   Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a test combining a discounted cash flow analysis and a market approach. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets.
In fiscal 2018, the Company wrote off goodwill of  $716,000 related to the retail operations segment, as a result of the performance of the retail operations segment.
   7.   Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter.
   8.   Impairment of Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 – Property, Plant and Equipment, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment would be equal to the amount by which the carrying value of the assets exceeded its fair value.
In fiscal 2018, the Company recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of its Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, the Company recorded a $738,000 impairment charge with respect to furniture and fixtures located in certain customers’ stores.
In fiscal 2017, the Company recorded a $10.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of its Wilsons and G.H. Bass stores as a result of the performance at these stores.

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
The Company recorded provisional amounts in the consolidated financial statements for the one-time income tax effects of the Tax Cuts and Jobs Act (“TCJA”) based upon currently available information.
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
Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 466,000, 384,000 and 165,000 shares for the years ended January 31, 2018, 2017 and 2016, respectively, have been excluded from the diluted net income per share calculation. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued 201,968, 194,618 and 270,630 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2018, 2017 and 2016, respectively. In addition, the Company re-issued 270,083 and 291,181 treasury shares in connection with the vesting of equity awards in fiscal 2018 and fiscal 2017, respectively.
The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:
	Year Ended January 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net income	$62,124	$51,938	$114,333
Basic net income per share:
Basic common shares	48,820	46,308	45,328
Basic net income per share	$1.27	$1.12	$2.52
Diluted net income per share:
Basic common shares	48,820	46,308	45,328
Stock options and restricted stock unit awards	930	1,086	1,184
Diluted common shares	49,750	47,394	46,512
Diluted net income per share	$1.25	$1.10	$2.46

   11.   Equity Award Compensation
ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective on February 1, 2016, the Company elected to account for forfeited awards as they occur as permitted by Accounting Standard Update (“ASU”) 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures. Restricted stock unit awards generally vest over a three to five year period and certain awards also include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. All awards are expensed on a straight-line basis other than awards with market price performance and operating performance conditions, which are expensed under the requisite acceleration method.
It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
Also effective on February 1, 2016, in accordance with ASU 2016-09, excess tax benefits arising from the lapse or exercise of an equity award are no longer recognized in additional paid-in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This change in accounting resulted in approximately 207,000 additional diluted common shares being included in the diluted net income per share calculation for the year ended January 31, 2017.
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
   13.   Shipping and Handling Costs
Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $120.2 million, $99.1 million and $83.0 million for the years ended January 31, 2018, 2017 and 2016, respectively.
   14.   Advertising Costs
The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $104.8 million, $89.5 million and $81.9 million for the years ended January 31, 2018, 2017 and 2016, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $9.7 million and $7.8 million at January 31, 2018 and 2017, respectively.
   15.   Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In determining these estimates, management must use amounts that are based upon its informed judgments

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and best estimates. The Company continually evaluates its estimates, including those related to customer allowances and discounts, product returns, bad debts, inventories, and carrying values of intangible assets. Estimates are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
   16.   Fair Value of Financial Instruments
GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.
Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.
The 2% note issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKI was issued at a discount of $40.0 million in accordance with ASC 820 — Fair Value Measurements.
The annual calculation of contingent consideration that was recorded in the fiscal year ended January 31, 2016 in connection with the acquisition of Vilebrequin reflected current market conditions at that time.
The fair values of both the promissory notes and the contingent consideration were considered Level 3 valuations in the fair value hierarchy.
   17.   Foreign Currency Translation
The Company’s international subsidiaries use different functional currencies, which are, for the most part, the local currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.
   18.   Effects of Recently Adopted and Issued Accounting Pronouncements
Recently Adopted Accounting Guidance
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of ASU 2017-04 is to simplify the subsequent

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of goodwill by removing the second step of the two-step impairment test. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 during the fourth quarter of fiscal 2018. As a result of this early adoption, the Company used a one-step approach to measure goodwill as of January 31, 2018 and recorded a $716,000 goodwill impairment charge related to the retail operations segment as a result of the performance of the retail operations segment.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of ASU 2015-11 during the first quarter of fiscal 2018. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.
Accounting Guidance Issued Being Evaluated for Adoption
In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA (or portion thereof) is recorded. The amendments of ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments of ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact that adopting ASU 2018-02 will have on its financial statements and footnote disclosures.
In May 2017, the FASB issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017-09 are effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company does not believe that adoption of ASU 2016-15 will have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements. Given the Company’s significant number of leases, the Company expects this standard will result in a significant increase to its long-term assets and liabilities but does not expect it to have a material impact on its statements of operations. The Company is required to adopt the new standard in the first quarter of fiscal 2020 and does not expect to early adopt this new standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update will replace the existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has continued to clarify this guidance and has issued ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014-09 are intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014-09 and will be effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has adopted the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified potential changes that will result from the adoption of the new guidance. The Company is implementing changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of Topic 606 will primarily affect the wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, the Company previously recorded markdowns and certain customer allowances when the liability was known or incurred. Under the new guidance, the Company will have to estimate a liability for future anticipated markdowns and allowances related to all shipments that have taken place. The Company will have reclassifications of certain operating expenses that are considered customer assistance, such as cooperative advertising, which aggregated $28.2 million in fiscal 2018 and were recorded in selling, general and administrative expenses, which will be recorded as an offset to net sales under the new guidance. The retail operations segment will not be materially impacted by the new guidance, as the Company’s retail stores do not currently offer significant loyalty programs to customers. Under the new standard, the transition adjustment as of February 1, 2018 to retained earnings is estimated to be between approximately $39 million and $45 million. This estimate may change as the Company finalizes its adoption of the new guidance.
NOTE B — INVENTORIES
Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.
Inventory held on consignment by third parties totaled $3.3 million at January 31, 2018 and $2.8 million at January 31, 2017. The Company retains the title to its inventory stored at third party facilities.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consist of:
		January 31,
		2018	2017
		(In thousands)
Machinery and equipment	5 years	$1,529	$1,376
Leasehold improvements	3 – 13 years	77,091	82,658
Furniture and fixtures	3 – 10 years	88,733	79,292
Computer equipment and software	2 – 5 years	28,301	15,907
		195,654	179,233
Less: accumulated depreciation		97,797	76,662
		$97,857	$102,571

The Company wrote off fixed assets of  $3.6 million and $3.2 million, net of accumulated depreciation, for the years ended January 31, 2018 and 2017. Depreciation expense was $32.8 million, $29.6 million and $23.0 million for the years ended January 31, 2018, 2017 and 2016, respectively. For the year ended January 31, 2018, the Company recorded (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance of these stores and (ii) a $738,000 impairment charge with respect to furniture and fixtures located in certain customers’ stores. For the year ended January 31, 2017, the Company recorded a $10.5 million impairment charge on leasehold improvements and furniture and fixtures of certain of its Wilsons and G.H. Bass stores as a result of the performance of these stores.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation process, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company needs to determine the fair value of the assets. The Company compares the carrying value of the asset to the asset’s estimated fair value. If the fair value is less than the carrying value, the Company recognizes an impairment charge. The carrying amount of the asset is reduced to the estimated fair value based on a discounted cash flow valuation. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and forecasted future retail store operating results. If the Company recognizes an impairment charge for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.
NOTE D — ACQUISITIONS AND INTANGIBLES
   Acquisition of Donna Karan International Inc.
On December 1, 2016, G-III acquired all of the outstanding capital stock of DKI from LVMH, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated July 22, 2016, by and between the Company and LVMH, for a total purchase price, including adjustments, of  $674.4 million.
DKI owns Donna Karan and DKNY, two of the world’s most iconic and recognizable power brands. DKI sells its products through department stores, specialty retailers and online retailers worldwide, as well as through company-owned retail stores, e-commerce sites and distribution agreements. The acquisition of DKI strengthens and diversifies the Company’s brand portfolio and offers additional opportunities to expand G-III’s business through the development of the DKNY and Donna Karan brands and product categories.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of DKI have been included in the Company’s consolidated financial statements since the date of acquisition.
Purchase price consideration
The purchase price, after taking into account certain adjustments, was paid by a combination of  (i) cash, (ii) 2,608,877 newly issued shares of the Company’s common stock valued at $75.0 million and (iii) a note (the “LVMH Note”) issued to LVMH in the principal amount of  $125.0 million. The cash portion of the purchase price was paid from the proceeds of a term loan facility and revolving credit facility. The purchase price has been revised to include adjustments in accordance with the Purchase Agreement.
The total consideration paid for the acquisition of DKI is as follows (in thousands):
Initial Purchase Price	$650,000
plus: 338(h)(10) tax election adjustment	38,100*
plus: aggregate adjustments to purchase price	26,278
Minus: LVMH Note discount	(40,000)
Total consideration	$674,378

*
Includes the final 338(h)(10) tax election adjustment.

Allocation of the purchase price consideration
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:
(In thousands)
Cash and cash equivalents	$44,375
Accounts receivable	18,652
Inventories	13,727
Prepaid expenses & other current assets	22,907
Property, plant and equipment	15,414
Goodwill	211,675
Tradenames	370,000
Other intangibles	40,000
Other long-term assets	3,052
Total assets acquired	739,802
Accounts payable	(21,096)
Accrued expense	(35,582)
Income taxes payable	(3,661)
Other long-term liabilities	(5,085)
Total liabilities assumed	(65,424)
Total fair value of acquisition consideration (net of $40 million imputed debt discount)	$674,378

Under ASC 805 — Business Combinations, a company may adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during the measurement period. The measurement period is the period after the acquisition date during which the acquirer may adjust the

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). During the year ended January 31, 2018, the Company reduced goodwill by $9.0 million, net due to certain adjustments related to unrecorded indemnification obligations from LVMH, asset reserves, fixed assets and the section 338(h)(10) tax election adjustment.
The Company recognized goodwill of  $211.7 million in connection with the acquisition of DKI. Goodwill was assigned to the Company’s wholesale operations segment as the wholesale operations segment is expected to benefit from the synergies of the combination and from the future growth of DKI. Subsequent to the acquisition, DKI’s wholesale operations were integrated into G-III’s credit and collection operating system and both entities share several processes such as information technology, finance, logistics, human resources, sourcing and overseas quality control. The Company and LVMH have made an election under Internal Revenue Code Section 338(h)(10). Accordingly, the book and tax basis of the acquired domestic assets and liabilities are the same as of the purchase date and the goodwill is deductible for tax purposes over a 15-year period.
The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of these identifiable intangible assets were determined using the discounted cash flow method and the Company classifies these intangibles as Level 3 fair value measurements. The Company recorded other intangible assets of $410.0 million within the wholesale operations segment, which included customer relationships of $40.0 million (17-year life), as well as tradenames of $370.0 million, which have an indefinite life.
The Company recognized $736,000 and $7.8 million of acquisition-related costs that were expensed in fiscal 2018 and fiscal 2017. These costs have been included in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.
The following table represents the reconciliation of the cash paid for the acquisition of DKI with the fair value of the acquisition consideration (in thousands):
Purchase price	$674,378
Minus cash acquired and non-cash consideration
Cash acquired	(44,375)
Note issued to LVMH, net of discount	(85,000)
338(h)(10) election tax election adjustment – paid in fiscal 2019	(4,600)
Common Stock issued to LVMH	(75,000)
Cash disbursed for the acquisition of DKI as of January 31, 2018	$(465,403)

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets balances
Intangible assets consist of:
		January 31,
	Estimated Life	2018	2017
		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,714	$18,846
Trademarks	8 – 12 years	2,194	2,194
Customer relationships	15 – 17 years	48,371	48,071
Other	5 – 10 years	5,876	4,387
Subtotal		76,155	73,498
Accumulated amortization		(29,750)	(24,940)
Total finite-lived intangible assets		46,405	48,558
Indefinite-lived intangible assets
Goodwill		262,710	269,262
Trademarks		442,265	435,414
Total indefinite-lived intangible assets		704,975	704,676
Total intangible assets, net		$751,380	$753,234

Amortization expense
Amortization expense with respect to finite-lived intangibles amounted to $4.5 million, $2.5 million and $1.9 million for the years ended January 31, 2018, 2017 and 2016, respectively.
The estimated amortization expense with respect to intangibles for the next five years is as follows:
Year Ending January 31,	Amortization Expense
(In thousands)
2019	4,453
2020	4,426
2021	3,903
2022	3,102
2023	3,057
Trademarks and customer relationships having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.
Change in Goodwill
Changes in the amounts of goodwill for each of the years ended January 31, 2018 and 2017 are summarized by reportable segment as follows (in thousands):
	Wholesale	Retail	Total
January 31, 2016	$48,721	$716	$49,437
DKI acquisition	220,649	—	220,649
Currency translation	(824)	—	(824)
January 31, 2017	268,546	716	269,262
Adjustments to acquired goodwill	(8,973)	—	(8,973)
Goodwill impairment	—	(716)	(716)
Currency translation	3,137	—	3,137
January 31, 2018	$262,710	$—	$262,710

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
In fiscal 2018, the Company reduced goodwill recorded in connection with the acquisition of DKI by $9.0 million due to certain adjustments related to unrecorded indemnification obligations from LVMH, asset reserves, fixed assets and the section 338(h)(10) tax election adjustment. The Company also wrote off the goodwill associated with the retail operations segment of  $716,000 as a result of the retail operations segment performance.
NOTE E — NOTES PAYABLE AND OTHER LIABILITIES
Accrued expenses
Accrued expenses consist of the following:
	January 31, 2018	January 31, 2017
	(in thousands)
Accrued bonuses	$36,137	$25,543
Other accrued expenses	58,918	69,732
Total	$95,055	$95,275

Long-term debt
Long-term debt consists of the following:
	January 31, 2018	January 31, 2017
	(in thousands)
Term loan	$300,000	$300,000
New revolving credit facility	12,003	91,121
Note issued to LVMH	125,000	125,000
Subtotal	437,003	516,121
Less: Net debt issuance costs(1)	(12,626)	(15,317)
Debt discount	(33,333)	(39,048)
Total	$391,044	$461,756

(1)
Does not include the debt issuance costs, net of amortization, totaling $9.5 million and $11.9 million as of January 31, 2018 and January 31, 2017, respectively, related to the new revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expense in the accompanying Consolidated Balance Sheets as required under ASU 2015-15.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan
In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). The Term Loan will mature in December 2022. The Term Loan was subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity. On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. This prepayment relieved the Company of its obligation to make quarterly amortization payments for the remainder of the Term Loan.
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
The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of January 31, 2018, the Company was in compliance with these covenants.
The Term Loan may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest, and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the “Excess Cash Flow” (as defined in the Term Loan) of the Company with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if the Company’s senior secured leverage ratio is less than 3.00 to 1.00, to 25% if the Company’s senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if the Company’s senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2018, the Company was not required to make a mandatory prepayment provision on excess cash flow as defined within the Term Loan.
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
The weighted average interest rate for amounts borrowed under the Term Loan was 6.55% for the year ended January 31, 2018. A 0.25% change in the interest rates applied to the Term Loan would change annual interest expense under the Term Loan by $750,000.
New Revolving Credit Facility
Upon closing of the acquisition of DKI, the Company’s prior credit agreement (the “prior revolving credit facility”) was refinanced and replaced by a $650 million amended and restated credit agreement (the “new revolving credit facility”). Amounts available under the new revolving credit facility are subject to

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing base formulas and over advances as specified in the new revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the new revolving credit facility agreement. The new revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the new revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitments.
The Company also incurred debt issuance costs totaling $12.4 million related to the new revolving credit facility. As permitted under ASU 2015-15, the debt issuance costs have been deferred and are presented as an asset, which is subsequently amortized ratably over the term of the new revolving credit facility.
The new revolving credit facility is secured by specified assets of the Company and certain of its subsidiaries.
The new revolving credit facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the new revolving credit facility also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that should not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2018, the Company was in compliance with these covenants.
As of January 31, 2018, interest under the new revolving credit facility was being charged at the weighted average rate of 2.33% per annum. The new revolving credit facility also includes amounts available for letters of credit. As of January 31, 2018, the Company had $12.0 million of borrowings outstanding under the new revolving credit facility, all of which are classified as long-term liabilities. As of January 31, 2018, there were outstanding trade and standby letters of credit amounting to $3.4 million and $3.0 million, respectively.
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
In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement with Barclays Bank PLC, as administrative agent for the lenders party to the Term Loan and collateral agent for the Senior Secured Parties thereunder and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and other Senior Secured Parties under the new revolving credit facility, providing that the Company’s obligations under the LVMH Note are subordinate and junior to the Company’s obligations under the new revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with the Company and its subsidiary, G-III Leather Fashions, Inc., pursuant to which the Company and G-III Leather Fashions, Inc. granted to LVMH a security interest in specified collateral to secure the Company’s payment and performance of the Company’s obligations under the LVMH Note that is subordinate and junior to the security interest granted by the Company with respect to the Company’s obligations under the new revolving credit facility agreement and Term Loan.
ASC 820 — Fair Value Measurements requires the note to be recorded at fair value. As a result, the Company recorded a $40.0 million debt discount. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Revolving Credit Facility
Prior to the acquisition of DKI, the prior revolving credit facility consisted of a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $450 million through August 2017. Amounts available under the prior revolving credit facility were subject to borrowing base formulas and other advances as specified in the related credit agreement. Borrowings bore interest, at the Company’s option, at LIBOR plus a margin of 1.5% to 2.0% or prime plus a margin of 0.5% to 1.0%, with the applicable margin determined based on availability under the prior revolving credit facility.
The prior revolving credit facility was secured by all of the assets of G-III Apparel Group, Ltd. and its subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, Andrew & Suzanne Company Inc., AM Retail Group, Inc., G-III Apparel Canada ULC, G-III License Company, LLC and AM Apparel Holdings, Inc.
The weighted average interest rate for amounts borrowed under the prior revolving credit facility was 2.1% for the period starting February 2, 2016 and ending November 30, 2016, when the prior revolving credit facility was replaced by the new revolving credit facility.
Future Debt Maturities
As of January 31, 2018, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2023 or thereafter.
Year Ending January 31,	Amount
(In thousands)
2019	$—
2020	—
2021	12,003
2022	300,000
2023 and thereafter	125,000
NOTE F — INCOME TAXES
The income tax provision is comprised of the following:
	Year Ended January 31,
	2018	2017	2016
	(In thousands)
Current
Federal	$28,723	$22,925	$47,585
State and city	2,592	4,034	5,910
Foreign	12,532	6,150	7,768
	43,847	33,109	61,263
Deferred
Federal	4,084	(4,776)	3,458
State and city	1,285	(2,807)	535
Foreign	(1,291)	298	(456)
	4,078	(7,285)	3,537
Income tax expense	$47,925	$25,824	$64,800
Income before income taxes
United States	$93,691	$55,363	$149,578
Non-United States	16,358	22,399	29,555
	$110,049	$77,762	$179,133

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA included a broad range of complex provisions impacting the taxation of multi-national companies including the Company. Specifically, the Company is impacted by the change in the U.S. Federal corporate income tax rate from 35% to 21% (effective January 1, 2018), the new regime for the taxation of overseas earnings, the one-time transition tax, taxation of certain performance-based compensation paid to the Company’s chief executive officer, chief financial officer and three other top executive officers that was previously deductible, full expensing of fixed assets and the deductibility of certain costs. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment. However, in response to the complexities and ambiguity surrounding the TCJA, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief with respect to the initial accounting for the effects of the TCJA. SAB 118 allows companies to provide a provisional estimate of the impacts of the legislation. The Company will finalize accounting for the TCJA during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, and disclosed if material, in accordance with guidance provided by SAB 118. While the Company’s accounting for the TCJA is not complete, it has recognized a provisional charge (based on information available as of January 31, 2018) of  $7.7 million primarily comprised of approximately $3.3 million related to the repatriation tax and approximately $4.4 million of tax expense related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional impacts were primarily related to U.S. federal and state tax impact of the prorated reduced federal tax rate. This provisional estimate does not reflect the effects of any state tax law changes that may arise as a result of the federal tax changes.
The significant components of the Company’s net deferred tax asset at January 31, 2018 and 2017 are summarized as follows:
	2018	2017
	(In thousands)
Deferred Income Tax Assets:
Compensation	$10,783	$10,323
Straight-line lease	6,856	4,279
Provision for bad debts and sales allowances	17,819	11,919
Supplemental employee retirement plan	415	519
Inventory write-downs	—	10,163
Net operating loss	2,983	2,274
Other	212	2,343
Gross deferred income tax assets	39,068	41,820
Less valuation allowance	(1,648)	—
Net deferred income tax assets	37,420	41,820
Deferred income tax liabilities:
Depreciation and amortization	(16,234)	(14,724)
Intangibles	(22,804)	(21,347)
Prepaid expenses and other	(2,585)	(3,383)
Inventory	(246)	—
Other	—	(817)
Total deferred income tax liabilities	(41,869)	(40,271)
Net deferred tax assets (liabilities)	$(4,449)	$1,549

As of January 31, 2018 and 2017, deferred tax liabilities of   $15.8 million and $13.8 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:
	2018	2017	2016
Provision for Federal income taxes at the statutory rate	33.8%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit	0.5	1.0	2.4
Permanent differences resulting in Federal taxable income	8.8	9.6	3.6
Tax reform	7.5	—	—
Foreign tax rate differential	0.2	(1.7)	(1.4)
ASC 718 adoption	(1.2)	(3.8)	—
Foreign tax credit	(7.7)	(6.5)	(3.1)
Valuation allowance	1.5	—	—
Other, net	0.2	(0.4)	(0.3)
Actual provision for income taxes	43.6%	33.2%	36.2%

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. As of January 2018, the company recorded a valuation allowance of  $1.6 million against its deferred tax assets.
As of January 31, 2018, there were no undistributed earnings related to the Company’s foreign subsidiaries. The primary reason there were no undistributed earnings as of January 31, 2018 was a provision of the TCJA, specifically the Section 965 transition tax, which resulted in the Company taking a one-time charge relating to the earnings of its foreign subsidiaries. As a result, the earnings of the Company’s foreign subsidiaries are considered Previously Taxed Income (“PTI”) which can be distributed to the U.S. tax free. Although the PTI can be distributed back to the U.S. tax free, the Company has not changed its APB 23 assertion that these earnings are indefinitely reinvested.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:
	2018	2017	2016
Balance at February 1,	$1,094	$1,094	$1,094
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapses of statutes of limitations	(1,012)	—	—
Balance at January 31,	$82	$1,094	$1,094

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2018, there was a decrease in the unrecognized tax position reserve of $1.0 million for lapses in the statute of limitations in the uncertain income tax positions reserves.
The Company’s policy on classification is to include interest in interest and financing charges, net and penalties in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. The Company and certain of its subsidiaries are subject to U.S.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. One of its foreign subsidiaries, T.R.B. International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. The ruling was extended to the year ending December 31, 2018.
Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2013 and forward. It is currently under audit examination by New Jersey and New York for fiscal year 2010 and forward. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits of  $429,000 (inclusive of tax, interest and penalties) will not change during the next twelve months due to the applicable statutes of limitations.
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
The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2018:
Year Ending January 31,	Amount
(In thousands)
2019	94,175
2020	86,262
2021	75,878
2022	63,917
2023	57,993
Thereafter	105,214
$483,439

Rent expense on the above operating leases for the years ended January 31, 2018, 2017 and 2016 was $110.4 million, $84.7 million and $75.6 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   License Agreements
The Company has entered into license agreements that provide for royalty payments ranging from 4% to 20% of net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of  $154.3 million, $139.0 million and $123.7 million for the years ended January 31, 2018, 2017 and 2016, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expenses), was $43.4 million, $39.2 million and $36.1 million for the years ended January 31, 2018, 2017 and 2016, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:
Year Ending January 31,	Amount
(In thousands)
2019	$148,246
2020	102,500
2021	86,203
2022	78,197
2023	75,328
Thereafter	72,503
$562,977

   Legal Proceedings
In the ordinary course of business, the Company is subject to periodic claims, investigations and lawsuits. Although the Company cannot predict with certainty the ultimate resolution of claims, investigations and lawsuits, asserted against the Company, it does not believe that any currently pending legal proceeding or proceedings to which it is a party could have a material adverse effect on its business, financial condition or results of operations except for the following:
Canadian Customs Duty Examination
In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the Company. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through the date of the final report, October 27, 2017. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to goods imported in the future.
On March 14, 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. The additional duty claimed to be owed amounted to CAD$1.4 million ($1.1 million) which is under review by the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. The additional duties paid beginning on February 1, 2018 on the higher dutiable value will not be charged as an expense in the Company’s statement of operations, but will be recorded as a deferred expense until the appeal process has concluded.
G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

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
   Share Repurchase Program
The Company’s Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in the loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws.
The Company did not repurchase any shares during fiscal 2017 and fiscal 2018.
   Long-Term Incentive Plan
As of January 31, 2018, the Company had 1,252,317 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards generally vest over a three to five year period and certain awards also include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.
   Restricted Stock Units
	Awards Outstanding	Weighted Average Grant Date Fair Value
Unvested as of January 31, 2016	2,048,883	$30.79
Granted	630,642	$25.82
Vested	(678,164)	$22.43
Canceled	(2,500)	$17.95
Unvested as of January 31, 2017	1,998,861	$31.70
Granted	279,479	$16.28
Vested	(495,372)	$26.39
Canceled	(10,391)	$28.42
Unvested as of January 31, 2018	1,772,577	$29.51

For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. For restricted stock units with no performance conditions, grant date fair value is based on the market price on the date of grant.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $19.6 million, $16.8 million and $15.6 million in compensation expense for the years ended January 31, 2018, 2017 and 2016, respectively, related to restricted stock unit grants. At January 31, 2018, 2017 and 2016, unrecognized costs related to the restricted stock units totaled $23.0 million, $40.7 million and $42.0 million, respectively.
   Stock Options
Information regarding all stock options for fiscal 2018, 2017 and 2016 is as follows:
	2018		2017		2016
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at beginning of year	251,131	$9.16	331,651	$10.59	469,176	$11.16
Exercised	(188,465)	$8.38	(20,520)	$12.65	(37,525)	$11.11
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	—	$—	(60,000)	$15.87	(100,000)	$13.08
Stock options outstanding at end of year	62,666	$11.50	251,131	$9.16	331,651	$10.59
Exercisable	62,666	$11.50	251,131	$9.16	253,151	$9.07

The following table summarizes information about stock options outstanding:
Range of Exercise Prices	Number Outstanding as of January 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2018	Weighted Average Exercise Price
$0.00 – $12.00	25,600	0.93	$6.56	25,600	$6.56
$12.01 – $16.00	20,400	2.36	$12.51	20,400	$12.51
$16.01 – $40.00	16,666	4.19	$17.85	16,666	$17.85
	62,666			62,666

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. No stock options were granted during the years ended January 31, 2018, 2017 and 2016.
Effective on February 1, 2016, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.
The weighted average remaining term for stock options outstanding was 2.3 years at January 31, 2018. The aggregate intrinsic value at January 31, 2018 was $1.6 million for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2018, the reporting date.
Proceeds received from the exercise of stock options were $1.6 million and $260,000 during the years ended January 31, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $3.6 million and $936,000 for the years ended January 31, 2018 and 2017, respectively. A portion of this amount is currently deductible for tax purposes.
The Company recognized $126,000 and $153,000 in compensation expense for the years ended January 31, 2017 and 2016, respectively, related to stock options. No compensation expense related to stock options was recognized for the year ended January 31, 2018.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — CONCENTRATION
Major Customers
One customer in the wholesale operations segment accounted for approximately 22.2%, 21.8% and 20.8% of the Company’s net sales for the years ended January 31, 2018, 2017 and 2016, respectively.
Inventory Sourcing
The Company sourced from China approximately 65.1%, 72.0% and 77.7% of the inventory purchased for the years ended January 31, 2018, 2017 and 2016, respectively. During the year ended January 31, 2018, the Company sourced 14.7% of its purchases from one vendor in China. During the years ended January 31, 2017 and 2016, the Company sourced 23.9% (13.6% and 10.3%) and 25.2% (13.0% and 12.2%), respectively, of its purchases from two vendors in China. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.
NOTE J — EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of  $3.6 million, $2.9 million and $2.3 million for the years ended January 31, 2018, 2017 and 2016, respectively. The DKI 401(k) plan and trust for U.S. based non-union employees was merged with the GIII Plan on December 31, 2016.
NOTE K — SEGMENTS
The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under brands licensed by the Company from third parties, as well as sales of products under the Company’s own brands and private label brands. Wholesale sales and revenues from license agreements related to the Donna Karan, DKNY, G.H. Bass, Andrew Marc and Vilebrequin businesses are included in the wholesale operations segment. The retail operations segment consists primarily of the Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. Sales through the Company’s owned websites are also included in the retail operations segment.
The following information, in thousands, is presented for the fiscal years ended:
	January 31, 2018
	Wholesale	Retail	Elimination(1)	Total
Net sales	$2,454,008	$502,494	$(149,564)	$2,806,938
Cost of goods sold	1,649,726	251,871	(149,564)	1,752,033
Gross profit	804,282	250,623	—	1,054,905
Selling, general and administrative	571,164	284,083	—	855,247
Depreciation and amortization	27,679	10,104	—	37,783
Asset impairments	2,310	5,574	—	7,884
Operating profit (loss)	$203,129	$(49,138)	$—	$153,991

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2017
	Wholesale	Retail	Elimination(1)	Total
Net sales(2)	$2,021,736	$474,217	$(109,518)	$2,386,435
Cost of goods sold	1,388,175	267,427	(110,028)	1,545,574
Gross profit	633,561	206,790	510	840,861
Selling, general and administrative	457,785	246,651	—	704,436
Depreciation and amortization	21,483	10,998	—	32,481
Asset impairments	—	10,480	—	10,480
Operating profit (loss)	$154,293	$(61,339)	$510	$93,464

	January 31, 2016
	Wholesale	Retail	Elimination(1)	Total
Net sales	$1,949,646	$514,027	$(119,531)	$2,344,142
Cost of goods sold	1,348,109	276,926	(119,531)	1,505,504
Gross profit	601,537	237,101	—	838,638
Selling, general and administrative	398,476	230,286	—	628,762
Depreciation and amortization	17,413	7,979	—	25,392
Operating profit (loss)	$185,648	$(1,164)	$—	$184,484

(1)
Represents intersegment sales to the Company’s retail operations segment.

(2)
Certain reclassifications have been made between the wholesale operations segment and the elimination column as a result of sales eliminations within the wholesale operations segment being misclassified as inter-segment eliminations.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.
The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:
	January 31
	2018	2017
	(In thousands)
Wholesale	$1,554,191	$1,477,259
Retail	215,568	228,352
Corporate	145,418	146,333
Total Assets	$1,915,177	$1,851,944

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net sales and long-lived assets by geographic region are as follows:
	2018		2017		2016
Geographic Region	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$2,466,107	$770,128	$2,180,409	$790,341	$2,157,889	$150,949
Non-United States	340,831	185,448	206,026	178,665	186,253	130,681
	$2,806,938	$955,576	$2,386,435	$969,006	$2,344,142	$281,630

Capital expenditures for locations outside of the United States totaled $3.7 million, $4.6 million and $4.5 million for the years ended January 31, 2018, 2017 and 2016, respectively.
NOTE L — OTHER INCOME
In fiscal 2018, other income (loss) consisted primarily of income from the minority interest share in the KLNA, KLH and Fabco joint ventures.
Other income recognized for the year ended January 31, 2016 includes an $899,000 gain with respect to the revised estimated contingent consideration payable in connection with the acquisition of Vilebrequin and includes $272,000 of income from the minority interest share in the KLNA joint venture.
NOTE M — EQUITY INVESTMENTS
Investment in Fabco Holding B.V.
In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, the Company is required to contribute an aggregate of  $10.0 million to the joint venture by August 2018. The Company funded $49,000 of this amount upon the signing of the joint venture agreement. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2018.
Investment in Karl Lagerfeld Holding B.V.
In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment is intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2018 and 2017.
Investment in KL North America
In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently uses, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2018 and 2017.
NOTE N — RELATED PARTY TRANSACTIONS
Transactions with Fabco
G-III owns a 49% ownership interest in Fabco and is considered a related party of Fabco (see Note M). The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2018, the Company sold $286,000 in inventory to Fabco. As of January 31, 2018, Fabco prepaid $517,000 to the Company for minimum royalties and marketing fees relating to the first quarter of 2018 and has a $97,000 payable balance relating to inventory purchased from the Company and its subsidiaries.
Transactions with LVMH
On December 1, 2016, in connection with the acquisition of DKI, the Company issued approximately 2.6 million shares of G-III’s common stock to LVMH equal to $75 million. LVMH’s holdings represent 5.4% of the Company’s outstanding common stock. LVMH is considered a related party as a result of its beneficial ownership in the Company’s common stock being greater than 5%.
On December 1, 2016, LVMH issued a junior lien secured promissory note in the principal amount of $125.0 million in connection with the acquisition of DKI that bears interest at the rate of 2% per annum. The Company paid interest in the amount of $2.5 million to LVMH in fiscal 2018 and has a $212,000 interest payable balance as of January 31, 2018. The Company paid interest in the amount of   $212,000 to LVMH in fiscal 2017 and had a $212,000 interest payable balance as of January 31, 2017. The Company also had a balance due from LVMH in the amount of  $7.3 million as a result of a working capital adjustment pursuant to the purchase agreement. This amount was included in prepaid expenses and other current assets in the accompanying Balance Sheet at January 31, 2017 and was paid by LVMH in March 2017.
Transaction with KL North America
G-III owns a 49% ownership interest in KLNA and is considered a related party of KLNA (see note M). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld Paris trademarks held by KLNA. The Company incurred royalty and advertising expense of  $4.8 million, $4.0 million and $1.0 million for the years ended January 31, 2018, 2017 and 2016, respectively. The Company began shipping Karl Lagerfeld Paris product in October 2015. As such, the expense for fiscal 2016 represents only four months of activity. The amount of royalty and advertising due to KLNA as of January 31, 2018, 2017 and 2016 was $1.5 million, $656,000 and $60,000, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for the fiscal years ended January 31, 2018 and 2017 are as follows (in thousands, except per share amounts):
	Quarter Ended
	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018(1)
Net sales	$529,042	$538,006	$1,024,993	$714,897
Gross profit	201,856	202,891	390,865	259,293
Net income (loss)	(10,391)	(8,568)	81,625	(542)
Net income (loss) per common share
Basic	$(0.21)	$(0.18)	$1.67	$(0.01)
Diluted	$(0.21)	$(0.18)	$1.65	$(0.01)
	Quarter Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017(2)
Net sales	$457,403	$442,267	$883,476	$603,289
Gross profit	165,669	155,643	321,452	198,097
Net income (loss)	2,771	(1,293)	70,564	(20,104)
Net income (loss) per common share
Basic	$0.06	$(0.03)	$1.54	$(0.42)
Diluted	$0.06	$(0.03)	$1.50	$(0.42)

(1)
During the fourth quarter of fiscal 2018, the Company recorded (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores, (ii) a $738,000 impairment charge with respect to furniture and fixtures located in certain customers’ stores and (iii) a $716,000 write-off of goodwill related to the retail operations segment as a result of the performance of the retail operations segment.

(2)
During the fourth quarter of fiscal 2017, the Company recorded a $10.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores.

NOTE P — SUBSEQUENT EVENTS
DKI acquisition final tax adjustment
As discussed in Note D, the Company adjusted its goodwill in connection with the 338(h)(10) tax election made in connection with the acquisition of DKI. The payment was accrued for as of January 31, 2018 and the Company paid $4.6 million to LVMH on February 5, 2018.
Bond issued in connection with the Canadian Customs Duty Examination
As discussed in Note G, CBSA issued a final audit report to G-III Canada challenging the valuation used by G-III Canada for certain goods imported into Canada. On March 14, 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. The additional duty claimed to be owed was amounted to CAD$1.4 million ($1.1 million) which is under review by the CBSA.
G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended January 31, 2018, 2017 and 2016
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions(a)	Balance at End of Period
	(In thousands)
Year ended January 31, 2018
Deducted from asset accounts
Allowance for doubtful accounts	$1,192	$854	$(47)	$2,093
Reserve for returns	59,802	32,710	31,333	61,179
Reserve for sales allowances(b)	94,494	303,734	296,084	102,144
	$155,488	$337,298	$327,370	$165,416
Year ended January 31, 2017
Deducted from asset accounts
Allowance for doubtful accounts	$1,346	$682	$836	$1,192
Reserve for returns	61,437	40,783	42,418	59,802
Reserve for sales allowances(b)	72,915	266,263	244,684	94,494
	$135,698	$307,728	$287,938	$155,488
Year ended January 31, 2016
Deducted from asset accounts
Allowance for doubtful accounts	$1,074	$515	$243	$1,346
Reserve for returns	52,740	36,620	27,923	61,437
Reserve for sales allowances(b)	52,367	212,145	191,597	72,915
	$106,181	$249,280	$219,763	$135,698

(a)
Accounts written off as uncollectible, net of recoveries.

(b)
See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1