Form 10-Q
period 2018-04-30
G III APPAREL GROUP LTD /DE/
filed 2018-06-11
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 0-18183

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 1, 2018, there were 49,169,042 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2018	April 30, 2017	January 31, 2018
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,048	$67,134	$45,776
Accounts receivable, net of allowance for doubtful accounts	429,146	256,212 (1)	294,430 (1)
Inventories	463,463	445,969	553,323
Prepaid income taxes	2,132	16,845	15,058
Prepaid expenses and other current assets	102,072	55,474	51,014
Total current assets	1,067,861	841,634	959,601
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	63,161	60,002	62,422
PROPERTY AND EQUIPMENT, NET	95,269	100,102	97,857
OTHER ASSETS, NET	33,709	35,304	32,478
OTHER INTANGIBLES, NET	45,406	47,797	46,405
DEFERRED INCOME TAX ASSETS, NET	27,982	15,901	11,439
TRADEMARKS	443,900	436,147	442,265
GOODWILL	263,275	266,901	262,710
TOTAL ASSETS	$2,040,563	$1,803,788	$1,915,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Income tax payable	$—	$—	$19,748
Accounts payable	152,854	164,521	232,364
Accrued expenses	86,058	75,197	95,055
Customer refund liabilities	214,693	—	—
Total current liabilities	453,605	239,718	347,167
NOTES PAYABLE, net of note discount and unamortized issuance costs	448,263	492,796	391,044
DEFERRED INCOME TAX LIABILITIES, NET	16,388	14,536	15,888
OTHER NON-CURRENT LIABILITIES	39,383	40,678	40,389
TOTAL LIABILITIES	957,639	787,728	794,488

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $0.01 par value; 120,000 shares authorized; 49,225, 49,031 and 49,219 shares issued, respectively	262	253	245
Additional paid-in capital	454,398	442,897	451,844
Accumulated other comprehensive loss	(2,086)	(27,654)	(5,522)
Retained earnings	630,633	602,027	674,542
Common stock held in treasury, at cost – 72, 369 and 106 shares, respectively	(283)	(1,463)	(420)
TOTAL STOCKHOLDERS’ EQUITY	1,082,924	1,016,060	1,120,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,040,563	$1,803,788	$1,915,177

(1)	Also, net of accrued returns and sales discounts

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2018	2017 (As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$611,743	$529,042
Cost of goods sold	377,216	327,326
Gross profit	234,527	201,716
Selling, general and administrative expenses	202,071	197,411
Depreciation and amortization	9,380	9,838
Operating profit (loss)	23,076	(5,533)
Other loss	(451)	(1,232)
Interest and financing charges, net	(9,620)	(9,729)
Income (loss) before income taxes	13,005	(16,494)
Income tax expense (benefit)	3,120	(6,103)
Net income (loss)	$9,885	$(10,391)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$0.20	$(0.21)
Weighted average number of shares outstanding	49,127	48,648

Diluted:
Net income (loss) per common share	$0.20	$(0.21)
Weighted average number of shares outstanding	50,137	48,648

Net income (loss)	$9,885	$(10,391)
Other comprehensive income:
Foreign currency translation adjustments	3,436	68
Other comprehensive income	3,436	68
Comprehensive income (loss)	$13,321	$(10,323)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$9,885	$(10,391)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,380	9,838
Loss on disposal of fixed assets	53	184
Equity loss in unconsolidated affiliates	1,339	1,152
Share-based compensation	3,774	4,955
Deferred financing charges and debt discount amortization	2,468	3,779
Changes in operating assets and liabilities:
Accounts receivable, net	(134,589)	7,739
Inventories	90,182	37,445
Income taxes, net	(6,838)	(10,206)
Prepaid expenses and other current assets	(62,334)	(8,503)
Other assets, net	(4,161)	349
Customer refund liabilities	148,101	—
Accounts payable, accrued expenses and other liabilities	(81,575)	(69,561)
Net cash used in operating activities	(24,315)	(33,220)

Cash flows from investing activities
Capital expenditures	(5,330)	(5,729)
Net cash used in investing activities	(5,330)	(5,729)

Cash flows from financing activities
Repayment of borrowings – revolving facility	(464,453)	(355,680)
Proceeds from borrowings – revolving facility	519,827	384,557
Proceeds from exercise of equity awards	56	169
Taxes paid for net share settlement	(1,085)	—
Net cash provided by financing activities	54,345	29,046
Foreign currency translation adjustments	572	(2,920)
Net increase (decrease) in cash and cash equivalents	25,272	(12,823)
Cash and cash equivalents at beginning of period	45,776	79,957
Cash and cash equivalents at end of period	$71,048	$67,134

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$6,578	$7,205
Income tax payments, net	9,930	1,980

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. KL North America BV (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures that are 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. The Company’s retail stores use a 52/53-week fiscal year. The Company’s three months ended April 30, 2017 and 2018 were both a 13-week fiscal quarter for the retail operations segment. For fiscal 2018 and 2019, the retail operations segment three month periods ended on April 29, 2017 and May 5, 2018, respectively.

The results for the three-month period ended April 30, 2018 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed with the Securities and Exchange Commission (the “SEC”).

Each of the Company’s international subsidiaries uses its local currency as its functional currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other income. This change resulted in an increase in cost of goods sold, a decrease in interest and financing charges, net and a decrease in other loss for the three months ended April 30, 2017, compared to the amounts previously reported.

Note 2 – Revenue Recognition

On February 1, 2018, the Company adopted Accounting Standard Codification Topic 606 (“ASC 606”) using the modified retrospective method as of January 31, 2018. The Company recognized a cumulative effect adjustment to the opening balance of stockholders’ equity at February 1, 2018 that reduced stockholders’ equity by $53.7 million, net of tax, as a result of the adoption of ASC 606.

Prospectively, the adoption of ASC 606 primarily affects the timing of recognition of certain adjustments that are recorded in net sales for the wholesale operations segment. Under ASC 606, revenue is recognized upon the transfer of goods to customers in an amount that reflects the expected consideration to be received in exchange for these goods. The difference between the amount initially billed and the amount collected represents variable consideration. Variable consideration includes trade discounts, end of season markdowns, sales allowances, cooperative advertising, return liabilities and other customer allowances. Under ASC 606, the Company estimates the anticipated variable consideration and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Prior to adopting ASC 606, certain components of variable consideration were recorded at a later date when the liability was known or incurred.

The adoption of ASC 606 also resulted in changing the presentation of certain items on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) on a go forward basis. Under the prior guidance, the liability recorded in connection with variable consideration was recorded as a reduction to accounts receivable. With the adoption of ASC 606, these amounts have been classified in the Condensed Consolidated Balance Sheet under “Customer refund liabilities” which is a current liability. Additionally, on a go forward basis, with respect to the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), the Company classified cooperative advertising as a reduction of net sales. Previously, cooperative advertising was recorded in selling, general and administrative expenses. ASC 606 requires that costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold. These restocking costs were previously recognized when incurred and recorded in selling, general and administrative expenses.

The following tables summarize the impact of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of April 30, 2018 and the Company's Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended April 30, 2018:

	April 30, 2018 (In thousands)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Assets
Accounts receivable, net	$429,146	282,902	146,244
Inventories	463,463	502,819	(39,356)
Prepaid expenses and other current assets	102,072	62,859	39,213
Deferred income tax assets, net	27,982	11,438	16,544

Liabilities
Accrued expenses	$86,058	82,648	3,410
Customer refund liabilities	214,693	-	214,693

Equity
Retained earnings	630,633	686,091	(55,458)

	For the three months ended April 30, 2018 (In thousands)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$611,743	619,341	(7,598)
Cost of goods sold	377,216	376,163	1,053
Selling general and administrative expenses	202,071	208,723	(6,652)
Income tax expense	3,120	3,389	(269)
Net income	9,885	11,615	(1,730)

Earnings per share
Basic	0.20	0.24	(0.04)
Diluted	0.20	0.23	(0.03)

The adoption of ASC 606 had no impact on the Company’s cash flows from operations, with the exception of offsetting changes in working capital balances.

Disaggregation of revenue

In accordance with ASC 606, the Company elected to disclose its revenue by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating the revenue using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company identified wholesale and direct to consumer, which includes retail store sales and e-commerce sales, as distinct sources of revenue.

Wholesale. Wholesale revenue includes sales of products to retailers under brands licensed by the Company from third parties, as well as sales of products under owned and private label brands. Wholesale revenue is recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product and has a right to payment, the customer has legal title to the product, and the customer has the significant risks and rewards of the product. Wholesale revenue is adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenue also includes licensing revenue, which consists of royalties earned through licensing the Company’s proprietary brands to licensees. As of April 30, 2018, licensing revenue represented an insignificant portion of wholesale revenue.

Direct to consumer. Retail store revenue is generated by direct sales to consumers through company-operated stores. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail revenue is recognized at the point of sale when the customer takes possession of the goods and tenders payment. E-commerce revenue primarily consists of sales to consumers through the Company’s e-commerce platforms. E-commerce revenue is recognized when the customers take possession of the goods.

The disaggregation of revenue is consistent with our segment reporting. Please refer to note 7 for further details.

Variable consideration

The Company provides customers with discounts, rebates, credit returns and price concessions. The Company may also contribute to customers’ promotional activities or incur charges for compliance violations. These adjustments to the initial selling price often occur after the sales process is completed.

The Company identified the following elements of variable consideration:

Markdowns. Markdown allowances consist of accommodations in the form of price reductions to customers for purchased merchandise. In general, markdowns are granted to full price customers, such as department stores. Markdowns may vary year-over-year and are granted based on the performance of Company merchandise at customer retail stores.

Term discounts. Term discounts represent a discount from the initial wholesale sales price to certain customers consistent with customary industry practice.

Sales Allowances. Sales allowances are reductions of the selling price agreed upon with customers. Sales allowances may be contractual or may be granted on a case-by-case basis. Non-contractual sales allowances may be granted in connection with volume discounts, billing adjustments and, in some cases, for product related issues.

Advertising Allowances. Advertising allowances consist of the Company’s financial participation in its customers’ promotional efforts. Customers may charge back a portion of the advertising expense incurred against open invoices. Advertising programs are generally agreed upon at the beginning of a season.

Other Allowances. General allowances consist of price reductions granted to a customer and may relate to the Company’s participation in costs incurred by the customer during the sales process as well as price differences, shortages and charges for operational non-compliance.

Right of Return. The Company may make accommodations for customers to return merchandise that is underperforming at their retail stores. Direct to consumer customers have 90 days to return merchandise from date of purchase.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of April 30, 2018, the customer refund liabilities amounted to $214.7 million. Historical return rates are calculated on a product line basis. The remainder of the variable consideration historical rates are calculated by customer by product lines.

Contract balances

Contract liabilities. An entity should recognize a contract liability if the customer’s payment of consideration precedes the entity’s performance. The Company had contract liability of $1.8 million as of April 30, 2018 and January 31, 2018 related to the issuance of gift cards. The Company runs a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. The Company does not disclose the remaining performance obligation related to contracts with durations of one year or less as allowed by such contracts.

Note 3 – Inventories

Substantially all of the Company’s inventories consist of finished goods. Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprises a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $39.4 million as of April 30, 2018 and January 31, 2018 and $25.3 million as of April 30, 2017. The inventory return asset is recorded under prepaid expenses and other current assets as of April 30, 2018 and under inventories as of January 31, 2018 and April 30, 2017.

Note 4 – Fair Value of Financial Instruments

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
Financial Instrument	Level	4/30/2018	1/31/2018	4/30/2018	1/31/2018
		(in thousands)
Term Loan	3	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	3	$67,377	$12,003	$67,377	$12,003
Note issued to LVMH	3	$92,860	$91,667	$85,000	$85,000

The Company's debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loan and revolving credit facility (each, as defined in Note 6) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of April 30, 2018 and January 31, 2018 for debt with similar risk characteristics and maturities.

Non-Financial Assets and Liabilities

The Company's non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering external market participant assumptions. No events or circumstances indicate an impairment has been identified subsequent to the Company’s January 31, 2018 impairment testing.

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. Approximately 341,700 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2018. All share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. For the three months ended April 30, 2018, the Company issued 6,000 shares of common stock and utilized 34,515 shares of treasury stock in connection with the exercise or vesting of equity awards. For the three months ended April 30, 2017, the Company issued 14,275 shares of common stock and utilized 6,800 shares of treasury stock in connection with the exercise or vesting of equity awards.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2018	2017

Net income (loss)	$9,885	$(10,391)
Basic net income (loss) per share:
Basic common shares	49,127	48,648
Basic net income (loss) per share	$0.20	$(0.21)

Diluted net income (loss) per share:
Basic common shares	49,127	48,648
Diluted restricted stock awards and stock options	1,010	—
Diluted common shares	50,137	48,648
Diluted net income (loss) per share	$0.20	$(0.21)

Note 6 – Notes Payable

Long-term debt consists of the following:

	April 30, 2018	April 30, 2017	January 31, 2018

Term loan	$300,000	$300,000	$300,000
Revolving credit facility	67,377	120,000	12,003
Note issued to LVMH	125,000	125,000	125,000
Subtotal	492,377	545,000	437,003
Less: Net debt issuance costs(1)	(11,974)	(14,585)	(12,626)
Debt discount	(32,140)	(37,619)	(33,333)
Total	$448,263	$492,796	$391,044

(1)	Does not include the debt issuance costs, net of amortization, totaling $8.9 million, $11.3 million and $9.5 million as of April 30, 2018, April 30, 2017 and January 31, 2018, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as required under Accounting Standards Update (“ASU”) 2015-15.

Term Loan

In connection with the acquisition of Donna Karan International Inc. (“DKI”), the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). The Term Loan will mature in December 2022. The Term Loan was subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loan per quarter, with the balance due at maturity. On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. This prepayment relieved G-III of its obligation to make quarterly amortization payments for the remainder of the term.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2018, interest under the Term Loan was being paid at an average rate of 7.01% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of April 30, 2018, the Company was in compliance with this covenant.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s previous credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of April 30, 2018, interest under the revolving credit agreement was being paid at an average rate of 3.59% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

As of April 30, 2018, the Company had $67.4 million of borrowings outstanding under the revolving credit facility all of which are classified as long-term liabilities. As of April 30, 2018, there were outstanding trade and standby letters of credit amounting to $13.9 million and $3.4 million, respectively.

LVMH Note

As part of the consideration for the acquisition of DKI, the Company issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) a junior lien secured promissory note in the principal amount of $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements requires the note to be recorded at fair value. As a result, the Company recorded a debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

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

The following information, in thousands, is presented for the three month periods indicated below:

	Three Months Ended April 30, 2018
	Wholesale	Retail	Elimination (1)	Total
Net sales	$527,673	$104,519	$(20,449)	$611,743
Cost of goods sold	341,575	56,090	(20,449)	377,216
Gross profit	186,098	48,429	—	234,527
Selling, general and administrative	136,413	65,658	—	202,071
Depreciation and amortization	7,136	2,244	—	9,380
Operating profit (loss)	$42,549	$(19,473)	$—	$23,076

	Three Months Ended April 30, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales (2)	$453,313	$99,185	$(23,456)	$529,042
Cost of goods sold	298,300	52,482	(23,456)	327,326
Gross profit	155,013	46,703	—	201,716
Selling, general and administrative	130,160	67,251	—	197,411
Depreciation and amortization	6,385	3,453	—	9,838
Operating profit (loss)	$18,468	$(24,001)	$—	$(5,533)

(1)	Represents intersegment sales to the Company’s retail operations.
(2)	Certain reclassifications have been made between the wholesale operations segment and the elimination column as a result of sales eliminations within the wholesale operations segment being misclassified as inter-segment eliminations.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	April 30, 2018	April 30, 2017	January 31, 2018
	(In thousands)
Wholesale	$1,655,714	$1,459,142	$1,554,191
Retail	211,475	205,024	215,568
Corporate	173,374	139,622	145,418
Total Assets	$2,040,563	$1,803,788	$1,915,177

Note 8 – Final Tax Adjustment of Donna Karan International acquisition

On February 5, 2018, the Company paid $4.6 million to LVMH for the final tax adjustment related to the Company’s election under Internal Revenue Code Section 338(h)(10) in connection with the acquisition of DKI.

Note 9 – Canadian Customs Duty Examination

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

On March 14, 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, we amended the duties filed for the month of January 2018 under the new valuation method. The additional duty claimed to be owed for January 2018 was approximately CAD$1.4 million ($1.1 million) which is under review by the CBSA. Beginning February 1, 2018, we began paying duties based on the new valuation method. The additional duties paid beginning on February 1, 2018 on the higher dutiable value will not be charged as an expense in our statement of operations, but will be recorded as a deferred expense until the appeal process has concluded. Amounts deferred for the three months ended April 30, 2018, related to the higher dutiable values, were $1.9 million.

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

Note 10 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017-09 are effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 during the first quarter of fiscal 2019. The adoption of ASU 2017-09 did not have any impact on the Company’s condensed consolidated financial statements.

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (“TCJA”). Due to the complexities of the TCJA, our final tax liability may materially differ from provisional estimates due to additional guidance and regulations issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities. G-III will finalize its accounting for the TCJA during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate periods, and disclosed if material, in accordance with guidance provided by SAB 118. As of April 30, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The purpose of ASU 2017-01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. The Company adopted the provisions of ASU 2017-01 during the first quarter of fiscal 2019. The adoption of ASU 2017-01 did not have any impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the provisions of ASU 2016-16 during the first quarter of fiscal 2019. The adoption of ASU 2016-16 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted the provisions of ASU 2016-15 during the first quarter of fiscal 2019. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2016-15 during the first quarter of fiscal 2019. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update replaces the previous revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB clarified this guidance by issuing ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014-09 were intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014-09 and were effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2014-09, as subsequently amended, during the first quarter of fiscal 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has adopted the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified potential changes that will result from the adoption of the new guidance. The Company has implemented changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of Topic 606 primarily affects the wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, the Company previously recorded markdowns and certain customer allowances when the liability was known or incurred. Please refer to footnote 2 for further details with respect to the adoption of this guidance by the Company.

Issued Accounting Guidance Being Evaluated for Adoption

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes technical corrections to certain aspects of ASU 2016-01 (on recognition of financial assets and financial liabilities), including the following: (i) equity securities without a readily determinable fair value — discontinuation, (ii) equity securities without a readily determinable fair value — adjustments, (iii) forward contracts and purchased options, (iv) presentation requirements for certain fair value option liabilities, (v) fair value option liabilities denominated in a foreign currency and (vi) transition guidance for equity securities without a readily determinable fair value. The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt the amendments until the interim period beginning after June 15, 2018. Early adoption of ASU 2018-03 is permitted for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, if they have adopted ASU 2016-01. The Company does not expect ASU 2018-03 to have an impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate (or portion thereof) in the TCJA is recorded. The amendments to ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments of ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact that adopting ASU 2018-02 will have on its financial statements and footnote disclosures.

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

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2019 is referred to as “fiscal 2019”. Vilebrequin, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH and KLNA are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the three-month period ended April 30, 2018, the results of Vilebrequin, KLH and KLNA are included for the three-month period ended March 31, 2018. We account for our investment in KLNA and KH1 using the equity method of accounting. The Company’s retail operations segment reports results on a 52/53-week fiscal year. The Company’s three months ended April 30, 2017 and 2018 were both a 13-week fiscal quarter for the retail operations segment. For fiscal 2018 and 2019, the retail operations segment three-month periods ended on April 29, 2017 and May 5, 2018, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to the following:

•	our dependence on licensed products;

•	our dependence on the strategies and reputation of our licensors;

•	costs and uncertainties with respect to expansion of our product offerings;

•	the performance of our products at retail and customer acceptance of new products;

•	retail customer concentration;

•	risks of doing business abroad;

•	price, availability and quality of materials used in our products;

•	the need to protect our trademarks and other intellectual property;

•	risks relating to our retail business;

•	dependence on existing management;

•	our ability to make strategic acquisitions and possible disruptions from acquisitions;

•	need for additional financing;

•	seasonal nature of our business;

•	our reliance on foreign manufacturers;

•	the need to successfully upgrade, maintain and secure our information systems;

•	data security or privacy breaches;

•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

•	the effects of competition in the markets in which we operate, including from e-commerce retailers;

•	the redefinition of the retail store landscape in light of widespread retail store closings and the bankruptcy of a number of prominent retailers;

•	consolidation of our retail customers;

•	additional legislation and/or regulation in the United States or around the world;

•	our ability to import products in a timely and cost effective manner;

•	our ability to continue to maintain our reputation;

•	fluctuations in the price of our common stock;

•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the business of DKI, including:

-	our ability to realize the anticipated benefits of the acquisition of DKI;
-	the increase in our indebtedness as a result of the acquisition; and
-	the significant increase in the amount of our goodwill and other intangibles

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, manufactures and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of over 40 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld. We are not only licensees, but also brand owners, and we distribute our products through multiple brick and mortar and online channels

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Docker’s, Kenneth Cole, Cole Haan and Guess?. In our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also sell products under private retail labels for retailers such as Costco, Christopher & Banks, Express, Harley-Davidson, JC Penney and Ross Stores.

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

Our wholesale operations segment includes sales of products under brands licensed by us from third parties, as well as sales of products under our own brands and private label brands. Wholesale sales, revenues from license agreements and internet sales related to the DKI, G.H. Bass, Andrew Marc and Vilebrequin businesses are included in the wholesale operations segment.

Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores. As of April 30, 2018, we operated 155 Wilsons Leather stores, 133 G.H. Bass stores, 49 DKNY stores, 9 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores. Wilsons Leather, G.H. Bass and DKNY each operates its own online store. Product sales through our Wilsons and G.H. Bass websites are also included in the retail operations segment.

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 20 years.

Our most significant licensor is Calvin Klein with whom we have license agreements for 10 different product categories. We have also entered into distribution agreements with respect to Calvin Klein luggage in a limited number of countries in Asia, Europe and North America.

We also have a significant relationship with Tommy Hilfiger that has grown in recent years. In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our other Tommy Hilfiger licenses for men’s and women’s outerwear and luggage. Macy’s is the principal retailer of Tommy Hilfiger in the United States and women’s sportswear continues to be a Macy’s exclusive offering.

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

Licensing of Proprietary Brands

As our portfolio of proprietary brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program has significantly increased as a result of owning the Donna Karan and DKNY brands, which were acquired in December 2016.

We currently license the DKNY and Donna Karan brands internationally for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s apparel and accessories, home furnishings, sleepwear and men’s tailored clothing. We also license the DKNY brand in North America in the following product categories: men’s sportswear, men’s dress shirts, men’s neckwear, small leather goods, fashion jewelry and the DKNY and Donna Karan brands for women’s belts. In summer 2017, we licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. More recently, we entered into a license agreement for DKNY men’s underwear and loungewear and DKNY and Donna Karan men’s and women’s socks, both in North America. We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories.

We currently license the G.H. Bass brand for a broad array of products including: men’s, women’s and children’s footwear, men’s sportswear, men’s and boy’s tailored clothing, men’s socks and women’s hosiery, and men’s accessories and small leather goods.

We recently licensed the Vilebrequin brand internationally for a denim line. The Vilebrequin brand is also licensed for sunglasses.

We currently license the Andrew Marc brand for men’s tailored clothing and men’s footwear.

Retail Operations

Given the current retail environment, we are focusing on turning around our retail business by not renewing long-term leases as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. In addition, we are implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction and to increase the efficiency and productivity of our retail operations. We expect to reduce our losses from the retail operations segment in fiscal 2019 with our ultimate goal to return to profitability.

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

Sales of apparel over the Internet continue to increase. We are addressing the increase in online shopping by developing additional marketing initiatives over the Internet, on our web sites and through social media. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We are building an e-commerce team to help us expand our online opportunities going forward. We also sell our Karl Lagerfeld Paris products on its website, www.karllagerfeldparis.com. We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics. We continue to develop additional marketing initiatives over the Internet, on our web sites and through social media to increase our e-commerce presence.

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

Results of Operations

Three months ended April 30, 2018 compared to three months ended April 30, 2017

Net sales for the three months ended April 30, 2018 increased to $611.7 million from $529.0 million in the same period last year. Net sales of our segments are reported before intercompany eliminations. Net sales of our wholesale operations segment increased to $527.7 million from $453.3 million in the comparable period last year. This increase is primarily the result of a $41.2 million increase in net sales of our DKNY and Donna Karan product, driven by our recently launched DKNY women’s performance wear and footwear product lines, as well as new product lines such as women’s suits, men’s and women’s outerwear and luggage. The increase in net sales of our wholesale operations was also the result of a $21.2 million increase in net sales of Calvin Klein licensed products, primarily from the sale of dresses and women’s suits. Net sales of Karl Lagerfeld Paris products increased by $11.3 million as a result of our sportswear and new outerwear product lines. Net sales of our retail operations segment increased to $104.5 million for the three months ended April 30, 2018 from $99.2 million in the same period last year. The increase in net sales of our retail operations was the result of increases of $5.3 million in net sales from our Wilsons retail stores and $3.4 million in net sales from our DKNY retail stores, offset, in part, by a decrease of $4.6 million in net sales from our G.H. Bass store chain. Comparable same store sales increased by 18.6% at Wilsons, which benefited from favorable weather and increased promotional activities. Comparable same store sales increased by 23.1% at DKNY retail stores as a result of the sale of products designed and developed by us. G.H. Bass same store sales decreased by 1.6% compared to the same period in the prior year.

Gross profit increased to $234.5 million, or 38.3% of net sales, for the three months ended April 30, 2018, from $201.7 million, or 38.1% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 35.3% in the three months ended April 30, 2018 compared to 34.2% in the same period last year. The increase in gross profit percentage was primarily the result of a favorable product mix in our Calvin Klein dress line, as well as an increase in gross profit percentage for our Calvin Klein sportswear and women suits. Tommy Hilfiger licensed products also contributed to the segment’s increase in gross profit percentage due to a favorable product mix in the denim and men’s outerwear products. In addition, gross profit percentage increased due to an increase in licensing revenue for which there is no associated costs of goods sold. The increase in gross profit percentage in our wholesale operations segment was reduced, in part, by the classification of cooperative advertising as a reduction to net sales beginning in fiscal 2019 as a result of changes to accounting rules. The gross profit percentage in our retail operations segment was 46.3% for the three months ended April 30, 2018 compared to 47.1% for the same period last year. This decrease is primarily the result of a decrease in our DKNY retail store’s gross profit percentage compared to the same period last year. This decrease in gross profit percentage was offset by an increase in the gross profit percentage of Wilsons and G.H. Bass compared to the same period in the prior year.

Selling, general and administrative expenses increased to $202.1 million in the three months ended April 30, 2018 from $197.4 million in the same period last year. This increase is primarily due to increased personnel costs ($8.9 million) related to increased headcount and the increased bonus expense accrual compared to the prior year as a result of our increased profitability. Advertising costs increased because of an increase in advertising purchased to promote the brands we own, increased advertising fees paid under many of our license agreements that are based on a percentage of net sales of licensed products, and an increase in expenses related to additional marketing initiatives over the Internet. These increases in advertising expense amounted to $2.6 million compared to the prior year. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under the new guidance, cooperative advertising is recorded as a reduction to net sales. This change in presentation of cooperative advertising resulted in a reduction of $6.3 million in selling, general and administrative expenses in the quarter.

Depreciation and amortization was $9.4 million in the three months ended April 30, 2018 as a result of depreciation and amortization related to capital expenditures in previous years, primarily related to fixturing costs at department stores, as well as remodeling and relocation costs with respect to our Wilsons, G.H. Bass and Vilebrequin stores.

Other loss decreased to $451,000 in the three months ended April 30, 2018 from $1.2 million in the same period last year. The decrease in other loss is primarily the result of foreign currency gains recorded in the three months ended April 30, 2018 compared to the three months ended April 30, 2017.

Interest and financing charges, net, for the three months ended April 30, 2018 were $9.6 million compared to $9.7 million for the same period last year.

Income tax expense was $3.1 million for the three months ended April 30, 2018, as a result of net income recorded in the quarter, compared to a tax benefit of $6.1 million for the same period last year when we recognized a net loss. Our effective tax rate decreased to 24.0% in the current year’s quarter from 37.0% in the prior period last year as a result of the reduction in the corporate tax rate by the TCJA. Our effective tax rate includes the effect of an income tax benefit of $391,000 in the three months ended April 30, 2018 and $78,000 in the three months ended April 30, 2017 in connection with the vesting of equity awards as provided for in ASU 2016-09.

Liquidity and Capital Resources

Term Loan

In connection with the acquisition of DKI, on December 1, 2016, we entered into a credit agreement with the lenders party thereto and Barclays Bank PLC, as administrative and collateral agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provided for term loans in the aggregate amount of $350.0 million (the “Term Loans”) that we used to fund a portion of the purchase price with respect to the acquisition of DKI. The Term Loans were subject to amortization payments of 0.625% of the original aggregate principal amount of the Term Loans per quarter, with the balance due at maturity. On December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300.0 million. This prepayment relieved us of our obligation to make quarterly amortization payments for the remainder of the term.

The Term Loans will mature in December 2022. Interest on the outstanding principal amount of the Term Loans accrues at a rate equal to LIBOR, subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2018, interest under the Term Loans was being paid at an average rate of 7.01% per annum.

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

The Term Loan Credit Agreement contains covenants that restrict our ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This Agreement also includes a mandatory prepayment provision from Excess Cash Flow as defined in the Term Loan Credit Agreement. A first lien leverage covenant requires us to maintain a level of debt to EBITDA at a ratio as defined over the term of the Term Loan Credit Agreement. As of April 30, 2018, we were in compliance with these covenants.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the Borrowers’ availability under the ABL Credit Agreement. As of April 30, 2018, interest under the ABL Credit Agreement was being paid at the average rate of 3.59% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of April 30, 2018, we were in compliance with these covenants.

LVMH Note

On December 1, 2016, we issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023.

Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of  $40.0 million in accordance with ASC 820 — Fair Value Measurements. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement with Barclays Bank PLC, as administrative agent for the lenders party to the Term Loan Credit Agreement and collateral agent for the Senior Secured Parties thereunder and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and other Senior Secured Parties under the ABL Credit Agreement, providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the ABL Credit Agreement and Term Loan Credit Agreement, and (ii) a pledge and security agreement with us and G-III Leather Fashions, Inc. (“G-III Leather”), pursuant to which we and G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the ABL Credit Agreement and Term Loan Credit Agreement.

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

We incurred significant additional debt in connection with our acquisition of DKI. We had $67.4 million and $120.0 million in borrowings outstanding under the ABL Credit Agreement at April 30, 2018 and 2017, respectively, and $300.0 million in borrowings outstanding under the Term Loan Credit Agreement at both April 30, 2018 and 2017. Our contingent liability under open letters of credit was approximately $17.3 million and $13.1 million at April 30, 2018 and 2017, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2018 and 2017, we had $125 million of face value principal outstanding under the LVMH Note.

We had cash and cash equivalents of $71.0 million on April 30, 2018 and $67.1 million on April 30, 2017.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2018. As of June 1, 2018, we had 49,169,042 shares of common stock outstanding.

Cash from Operating Activities

We used $24.3 million of cash in operating activities during the three months ended April 30, 2018, primarily because of a $134.6 million increase in accounts receivable, an $81.6 million decrease in accounts payable, accrued expenses and other liabilities and a $62.3 increase in prepaid expenses and other current assets. These increases were offset by a $148.1 million increase in customer refund liabilities, and a $90.2 million decrease in inventories.

The changes in accounts receivable, customer refund liabilities and retained earnings are mainly the result of the adoption of ASC 606. The adoption of ASC 606 resulted in recognizing the cumulative effect adjustment to the opening balance of retained earnings and classifying, on a prospective basis, the reserves for variable consideration from accounts receivable to customer refund liabilities. The adoption of ASC 606 also resulted in the classification, on a prospective basis, of the carrying value of the inventory return asset from inventories to prepaid expenses and other current assets.

Excluding the effect of the adoption of ASC 606, the changes in these operating cash flow items are generally consistent with our seasonal pattern. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of accrued year-end bonuses in our first fiscal quarter. Our inventory decreased because we experience lower sales levels in our first and second fiscal quarters than in our third and fourth fiscal quarters.

Cash from Investing Activities

We used $5.3 million of cash in investing activities in the three months ended April 30, 2018. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as to improving, remodeling and relocating retail stores.

Cash from Financing Activities

Net cash provided by financing activities was $54.3 million in the three months ended April 30, 2018, primarily as a result of the net proceeds of $55.4 million in borrowings under our revolving credit facility.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2018 are those that depend most heavily on these judgments and estimates. As of April 30, 2018, there have been no material changes to our critical accounting policies, other than the adoption of recent accounting standards as discussed in Note 2.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of April 30, 2018. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits.

10.1	Ninth Amendment of Lease, dated May 14, 2018, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including Mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 26th 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors at 512 Seventh Avenue and 2nd and Part of 3rd at 500 Seventh Avenue).

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018.

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Extension Definition.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 11, 2018	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 11, 2018	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer