Form 10-Q
period 2018-07-31
G III APPAREL GROUP LTD /DE/
filed 2018-09-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of September 4, 2018, there were 49,179,023 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017	January 31, 2018
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,306	$58,782	$45,776
Accounts receivable, net of allowance for doubtful accounts	447,576	287,570 (1)	294,430 (1)
Inventories	678,571	655,272	553,323
Prepaid income taxes	6,962	23,338	15,058
Prepaid expenses and other current assets	100,688	58,653	51,014
Total current assets	1,276,103	1,083,615	959,601
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	59,048	60,015	62,422
PROPERTY AND EQUIPMENT, NET	92,133	95,074	97,857
OTHER ASSETS, NET	34,242	35,149	32,478
OTHER INTANGIBLES, NET	44,193	47,774	46,405
DEFERRED INCOME TAX ASSETS, NET	28,360	16,081	11,439
TRADEMARKS	440,878	439,637	442,265
GOODWILL	261,677	264,706	262,710
TOTAL ASSETS	$2,236,634	$2,042,051	$1,915,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Income tax payable	$—	$—	$19,748
Accounts payable	301,427	312,191	232,364
Accrued expenses	95,464	82,387	95,055
Customer refund liabilities	204,360	—	—
Total current liabilities	601,251	394,578	347,167
NOTES PAYABLE, net of discount and unamortized issuance costs	494,206	568,834	391,044
DEFERRED INCOME TAX LIABILITIES, NET	15,393	15,721	15,888
OTHER NON-CURRENT LIABILITIES	38,567	41,884	40,389
TOTAL LIABILITIES	1,149,417	1,021,017	794,488

STOCKHOLDERS’ EQUITY
Preferred stock; 1,000 shares authorized; No shares issued and outstanding
Common stock - $0.01 par value; 120,000 shares authorized; 49,238, 49,051 and 49,219 shares issued, respectively	263	254	245
Additional paid-in capital	460,000	448,320	451,844
Accumulated other comprehensive loss	(13,587)	(19,681)	(5,522)
Retained earnings	640,774	593,501	674,542
Common stock held in treasury, at cost – 59, 343 and 106 shares, respectively	(233)	(1,360)	(420)
TOTAL STOCKHOLDERS’ EQUITY	1,087,217	1,021,034	1,120,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,236,634	$2,042,051	$1,915,177

(1)	Also, net of accrued returns and sales discounts

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS

	Three Months Ended July 31,
	2018	2017 (As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$624,698	$538,006
Cost of goods sold	393,154	335,016
Gross profit	231,544	202,990
Selling, general and administrative expenses	198,860	195,849
Depreciation and amortization	9,455	10,736
Operating profit (loss)	23,229	(3,595)
Other income (loss)	(28)	369
Interest and financing charges, net	(10,210)	(10,107)
Income (loss) before income taxes	12,991	(13,333)
Income tax expense (benefit)	2,914	(4,765)
Net income (loss)	$10,077	$(8,568)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$0.20	$(0.18)
Weighted average number of shares outstanding	49,169	48,689

Diluted:
Net income (loss) per common share	$0.20	$(0.18)
Weighted average number of shares outstanding	50,415	48,689

Net income (loss)	$10,077	$(8,568)
Other comprehensive income:
Foreign currency translation adjustments	(11,501)	7,973
Other comprehensive income (loss)	(11,501)	7,973
Comprehensive loss	$(1,424)	$(595)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended July 31,
	2018	2017 (As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

Net sales	$1,236,441	$1,067,048
Cost of goods sold	770,370	662,343
Gross profit	466,071	404,705
Selling, general and administrative expenses	400,931	393,260
Depreciation and amortization	18,835	20,574
Operating profit (loss)	46,305	(9,129)
Other loss	(479)	(863)
Interest and financing charges, net	(19,830)	(19,835)
Income (loss) before income taxes	25,996	(29,827)
Income tax expense (benefit)	6,034	(10,868)
Net income (loss)	$19,962	$(18,959)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$0.41	$(0.39)
Weighted average number of shares outstanding	49,148	48,669

Diluted:
Net income (loss) per common share	$0.40	$(0.39)
Weighted average number of shares outstanding	50,272	48,669

Net income (loss)	$19,962	$(18,959)
Other comprehensive income:
Foreign currency translation adjustments	(8,065)	8,041
Other comprehensive income (loss)	(8,065)	8,041
Comprehensive income (loss)	$11,897	$(10,918)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$19,962	$(18,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,835	20,574
Loss on disposal of fixed assets	145	339
Equity loss in unconsolidated affiliates	1,817	1,152
Share-based compensation	9,440	10,262
Deferred financing charges and debt discount amortization	4,984	5,494
Changes in operating assets and liabilities:
Accounts receivable, net	(153,396)	(23,179)
Inventories	(125,638)	(171,176)
Income taxes, net	(11,646)	(16,705)
Prepaid expenses and other current assets	(53,396)	(11,534)
Other assets, net	(2,427)	7,198
Customer refund liabilities	137,767	—
Accounts payable, accrued expenses and other liabilities	68,074	82,174
Net cash used in operating activities	(85,479)	(114,360)

Cash flows from investing activities
Capital expenditures	(11,455)	(10,611)
Net cash used in investing activities	(11,455)	(10,611)

Cash flows from financing activities
Repayment of borrowings – revolving facility	(899,720)	(708,973)
Proceeds from borrowings – revolving facility	999,143	811,807
Proceeds from exercise of equity awards	56	422
Taxes paid for net share settlements	(1,098)	(7)
Net cash provided by financing activities	98,381	103,249
Foreign currency translation adjustments	(4,917)	547
Net decrease in cash and cash equivalents	(3,470)	(21,175)
Cash and cash equivalents at beginning of period	45,776	79,957
Cash and cash equivalents at end of period	$42,306	$58,782

Supplemental disclosures of cash flow information:
Cash payments:
Interest, net	$16,648	$16,228
Income tax payments, net	18,465	3,749

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores and licenses several of its proprietary brands under various product categories.

The Company consolidates the accounts of all its wholly-owned subsidiaries. KL North America BV (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLNA and KLH report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLNA and KLH are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the six-month period ended July 31, 2018, the results of Vilebrequin, KLNA and KLH are included for the six-month period ended June 30, 2018. The Company’s retail stores use a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2017 and 2018 were a 13-week fiscal quarter and a 26-week period, respectively, for both periods for the retail operations segment. For fiscal 2018 and 2019, the three and six month periods for the retail operations segment ended on July 29, 2017 and August 4, 2018, respectively.

The results for the three and six-month periods ended July 31, 2018 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed with the Securities and Exchange Commission (the “SEC”).

Assets and liabilities of the Company’s foreign operations, where the functional currency is not the U.S. Dollar (reporting currency), are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other income (loss).

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

The adoption of ASC 606 also resulted in changing the presentation of certain items on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) prospectively. Under the prior guidance, the liability recorded in connection with variable consideration was recorded as a reduction to accounts receivable. With the adoption of ASC 606, these amounts have been classified as a current liability in the Condensed Consolidated Balance Sheet under “Customer refund liabilities” which is a current liability. Additionally, on a go forward basis, with respect to the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), the Company classified cooperative advertising as a reduction of net sales. Previously, cooperative advertising was recorded in selling, general and administrative expenses. ASC 606 requires that costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold. These restocking costs were previously recognized when incurred and recorded in selling, general and administrative expenses.

The following tables summarize the impact of adopting ASC 606 on the Company's Condensed Consolidated Balance Sheet as of July 31, 2018 and the Company's Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended July 31, 2018:

	July 31, 2018 (In thousands)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Assets
Accounts receivable, net	$447,576	$304,369	$143,207
Inventories	678,571	714,793	(36,222)
Prepaid expenses and other current assets	100,688	68,422	32,266
Deferred income tax assets, net	28,360	11,816	16,544

Liabilities
Accrued expenses	95,464	94,018	1,446
Customer refund liabilities	204,360	-	204,360

Equity
Retained earnings	640,774	690,786	(50,012)

	For the three months ended July 31, 2018 (In thousands, except per share amounts)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$624,698	$621,455	$3,243
Cost of goods sold	393,154	391,964	1,190
Selling general and administrative expenses	198,860	203,963	(5,103)
Operating profit	23,229	16,073	7,156
Income tax expense	2,914	1,204	1,710
Net income	10,077	4,631	5,446

Net income per common share
Basic	0.20	0.09	0.11
Diluted	0.20	0.09	0.11

	For the six months ended July 31, 2018 (In thousands, except per share amounts)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$1,236,441	$1,240,796	$(4,355)
Cost of goods sold	770,370	768,127	2,243
Selling general and administrative expenses	400,931	412,686	(11,755)
Operating profit	46,305	41,148	5,157
Income tax expense	6,034	4,593	1,441
Net income	19,962	16,246	3,716

Net income per common share
Basic	0.41	0.33	0.08
Diluted	0.40	0.32	0.08

The adoption of ASC 606 had no net impact on the Company’s cash flows from operations.

Disaggregation of revenue

In accordance with ASC 606, the Company elected to disclose its revenues by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company identified the wholesale operations segment and the retail operations segment, which includes retail store sales and e-commerce sales, as distinct sources of revenue.

Wholesale operations segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands and internet sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin businesses. Wholesale revenues are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. As of July 31, 2018, licensing revenue represented an insignificant portion of wholesale revenues.

Retail operations segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites which include the Donna Karan International (“DKI”), Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. E-commerce revenues primarily consist of sales to consumers through the Company’s e-commerce platforms. E-commerce revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

The disaggregation of revenue is consistent with our segment reporting. Please refer to Note 7 for further details.

Variable consideration. The difference between the amount initially billed and the amount collected represents variable consideration. The Company may provide customers with discounts, rebates, credit returns and price reductions. The Company may also contribute to customers’ promotional activities or incur charges for compliance violations. These adjustments to the initial selling price often occur after the sales process is completed.

The Company identified the following elements of variable consideration:

Markdowns. Markdown allowances consist of accommodations in the form of price reductions to wholesale customers for purchased merchandise. In general, markdowns are granted to full price customers, such as department stores. Markdowns may vary year-over-year and are granted based on the performance of Company merchandise at customer retail stores.

Term discounts. Term discounts represent a discount from the initial wholesale sales price to certain wholesale customers consistent with customary industry practice.

Sales Allowances. Sales allowances are reductions of the selling price agreed upon with wholesale customers. Sales allowances may be contractual or may be granted on a case-by-case basis. Non-contractual sales allowances may be granted in connection with billing adjustments and, in some cases, for product related issues.

Advertising Allowances. Advertising allowances consist of the Company’s financial participation in its wholesale customers’ promotional efforts. Wholesale customers may charge back a portion of the advertising expense incurred against open invoices. Advertising programs are generally agreed upon at the beginning of a season.

Other Allowances. General allowances consist of price reductions granted to a  wholesale customer and may relate to the Company’s participation in costs incurred by the customer during the sales process, as well as price differences, shortages and charges for operational non-compliance.

Return of Merchandise. The Company may make accommodations for wholesale customers to return merchandise that is underperforming at their retail stores. As a matter of Company policy, the Company’s retail customers, whether purchasing at the Company’s stores or e-commerce platforms, have up to 90 days to return merchandise from the date of purchase.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of July 31, 2018, customer refund liabilities amounted to $204.4 million. Customer refund liabilities were recorded as a reduction to accounts receivable as of January 31, 2018 and July 31, 2017. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration is calculated by customer by product lines.

Contract balances

The Company’s contract liabilities, which are recorded within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. The Company also runs a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.2 million and $6.0 million at July 31, 2018 and January 31, 2018, respectively. The Company recognized $5.4 million in revenue for the three months ended July 31, 2018, which related to contract liabilities that existed at April 30, 2018. The Company recognized $4.6 million in revenue for the six months ended July 31, 2018, which related to contract liabilities that existed at January 31, 2018. There were no contract assets recorded as of July 31, 2018 and January 31, 2018. Substantially all of the advance payments from licensees as of July 31, 2018 is expected to be recognized as revenue within the next twelve months.

Note 3 – Inventories

Substantially all of the Company’s inventories consist of finished goods. Wholesale inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprise a significant portion of the Company’s inventory. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $36.2 million, $39.4 million and $20.8 million as of July 31, 2018, January 31, 2018 and July 31, 2017, respectively. The inventory return asset is recorded within prepaid expenses and other current assets as of July 31, 2018 and within inventories as of January 31, 2018 and July 31, 2017.

Note 4 – Fair Value of Financial Instruments

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
Financial Instrument	Level	7/31/2018	1/31/2018	7/31/2018	1/31/2018
		(in thousands)
Term Loan	2	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	$111,426	$12,003	$111,426	$12,003
LVMH Note	3	$94,100	$91,667	$85,000	$85,000

The Company's debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts. For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note (as defined in Note 6) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of July 31, 2018 and January 31, 2018 for debt with similar risk characteristics and maturities.

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

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. Approximately 327,000 and 1,259,000 shares of common stock have been excluded from the diluted net income (loss) per share calculation for the three months ended July 31, 2018 and 2017, respectively. Approximately 322,000 and 1,246,000 shares of common stock have been excluded from the diluted net income (loss) per share calculation for the six months ended July 31, 2018 and 2017, respectively. All share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income (loss)	$10,077	$(8,568)	$19,962	$(18,959)
Basic net income (loss) per share:
Basic common shares	49,169	48,689	49,148	48,669
Basic net income (loss) per share	$0.20	$(0.18)	$0.41	$(0.39)

Diluted net income (loss) per share:
Basic common shares	49,169	48,689	49,148	48,669
Diluted restricted stock awards and stock options	1,246	—	1,124	—
Diluted common shares	50,415	48,689	50,272	48,669
Diluted net income (loss) per share	$0.20	$(0.18)	$0.40	$(0.39)

Note 6 – Notes Payable

Long-term debt consists of the following:

	July 31, 2018	July 31, 2017	January 31, 2018
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	111,426	193,955	12,003
Note issued to LVMH	125,000	125,000	125,000
Subtotal	536,426	618,955	437,003
Less: Net debt issuance costs(1)	(11,320)	(13,932)	(12,626)
Debt discount	(30,900)	(36,189)	(33,333)
Total	$494,206	$568,834	$391,044

(1)	Does not include debt issuance costs, net of amortization, totaling $8.3 million, $10.8 million and $9.5 million as of July 31, 2018, July 31, 2017 and January 31, 2018, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified within prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets as required under Accounting Standards Update (“ASU”) 2015-15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. The Term Loan is payable on maturity in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2018, interest under the Term Loan was being paid at an average rate of 7.24% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the agreement within certain specified deadlines. The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision based on excess cash flow as defined in the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA over the term of the agreement at a ratio as set forth in the agreement. As of July 31, 2018, the Company was in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s previous credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of July 31, 2018, interest under the revolving credit agreement was being paid at an average rate of 3.61% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

As of July 31, 2018, the Company had $111.4 million of borrowings outstanding under the revolving credit facility all of which are classified as long-term liabilities. As of July 31, 2018, there were outstanding trade and standby letters of credit amounting to $12.4 million and $3.4 million, respectively.

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

Note 7 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands and internet sales related to the Vilebrequin business. Wholesale sales also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin businesses. The retail operations segment consists primarily of Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Karl Lagerfeld Paris and Calvin Klein Performance stores. Sales through the Company’s owned websites, with the exception of Vilebrequin, are also included in the retail operations segment.

The following information, in thousands, is presented for the three and six-month periods indicated below:

	Three Months Ended July 31, 2018
	Wholesale	Retail	Elimination (1)	Total
Net sales	$544,597	$106,662	$(26,561)	$624,698
Cost of goods sold	362,756	56,959	(26,561)	393,154
Gross profit	181,841	49,703	—	231,544
Selling, general and administrative expenses	136,178	62,682	—	198,860
Depreciation and amortization	7,348	2,107	—	9,455
Operating profit (loss)	$38,315	$(15,086)	$—	$23,229

	Three Months Ended July 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales (2)	$467,769	$106,436	$(36,199)	$538,006
Cost of goods sold (3)	316,435	54,780	(36,199)	335,016
Gross profit	151,334	51,656	—	202,990
Selling, general and administrative expenses	128,484	67,365	—	195,849
Depreciation and amortization	7,229	3,507	—	10,736
Operating profit (loss)	$15,621	$(19,216)	$—	$(3,595)

	Six Months Ended July 31, 2018
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,072,270	$211,181	$(47,010)	$1,236,441
Cost of goods sold	704,331	113,049	(47,010)	770,370
Gross profit	367,939	98,132	—	466,071
Selling, general and administrative expenses	272,591	128,340	—	400,931
Depreciation and amortization	14,483	4,352	—	18,835
Operating profit (loss)	$80,865	$(34,560)	$—	$46,305

	Six Months Ended July 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales (2)	$921,083	$205,620	$(59,655)	$1,067,048
Cost of goods sold (3)	614,737	107,261	(59,655)	662,343
Gross profit	306,346	98,359	—	404,705
Selling, general and administrative expenses	258,644	134,616	—	393,260
Depreciation and amortization	13,614	6,960	—	20,574
Operating profit (loss)	$34,088	$(43,217)	$—	$(9,129)

(1)	Represents intersegment sales to the Company’s retail operations.
(2)	Certain reclassifications have been made between the wholesale operations segment and the elimination column as a result of sales eliminations within the wholesale operations segment being misclassified as inter-segment eliminations.
(3)	Certain reclassifications have been made as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other income.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2018	July 31, 2017	January 31, 2018
	(In thousands)
Wholesale	$1,880,348	$1,670,243	$1,554,191
Retail	205,268	220,668	215,568
Corporate	151,018	151,140	145,418
Total Assets	$2,236,634	$2,042,051	$1,915,177

Note 8 – Stockholders’ Equity

	Six Months Ended July 31,
	2018	2017
	(In thousands)

Balance at beginning of period	$1,120,689	$1,021,236
Comprehensive income (loss)	11,897	(10,918)
Equity awards exercised/vested, net	56	422
Share-based compensation expense	9,440	10,262
Adjustments related to tax withholding for share-based compensation	(1,098)	(7)
Other	(39)	39
ASC 606 cumulative effect to Retained Earnings opening balance	(53,728)	—
Balance at end of period	$1,087,217	$1,021,034

For the three months ended July 31, 2018, the Company issued 13,276 shares of common stock and utilized 12,738 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2017, the Company issued 20,637 shares of common stock and utilized 26,030 shares of treasury stock in connection with the exercise or vesting of equity awards. For the six months ended July 31, 2018, the Company issued 19,276 shares of common stock and utilized 47,253 shares of treasury stock in connection with the exercise or vesting of equity awards. For the six months ended July 31, 2017, the Company issued 34,912 shares of common stock and utilized 32,830 shares of treasury stock in connection with the exercise or vesting of equity awards.

Note 9 – Final Tax Adjustment of Donna Karan International acquisition

On February 5, 2018, the Company paid $4.6 million to LVMH for the final tax adjustment related to the Company’s election under Internal Revenue Code Section 338(h)(10) in connection with the acquisition of DKI.

Note 10 – Canadian Customs Duty Examination

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

On March 14, 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. The additional duty claimed to be owed for January 2018 was approximately CAD$1.4 million ($1.1 million). Beginning February 1, 2018, the Company began paying duties based on the new valuation method. The additional duties paid beginning on February 1, 2018 on the higher dutiable value will not be charged as an expense in the Company’s statement of operations, but will be recorded as a deferred expense until the appeal process has concluded. Expense amounts deferred for the three and six months ended July 31, 2018, related to the higher dutiable values, were CAD$3.4 million ($2.6 million) and CAD$5.8 million ($4.5 million), respectively.

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

Note 11 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides clarification as to when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017-09 are effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 during the first quarter of fiscal 2019. The adoption of ASU 2017-09 did not have any impact on the Company’s condensed consolidated financial statements.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that have not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (“TCJA”). Due to the complexities of the TCJA, the Company’s final tax liability may materially differ from provisional estimates due to additional guidance and regulations issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and state and local tax authorities.  G-III will finalize its accounting for the TCJA during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate periods, and disclosed if material, in accordance with guidance provided by SAB 118. As of July 31, 2018, the Company has not identified or recorded adjustments to the provisional amounts previously disclosed in its Annual Report on Form 10-K for the year ended January 31, 2018.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under ASU 2016-15, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted the provisions of ASU 2016-15 during the first quarter of fiscal 2019. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update replaces the previous revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB clarified this guidance by issuing ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014-09 were intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014-09 and were effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2014-09, as subsequently amended, during the first quarter of fiscal 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified changes that resulted from the adoption of the new guidance. The Company implemented changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of Topic 606 primarily affects the wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, the Company previously recorded markdowns and certain customer allowances when the liability was known or incurred. Please refer to Note 2 for further details with respect to the adoption of this guidance by the Company.

Issued Accounting Guidance Being Evaluated for Adoption

In June 2018, the FASB issued ASU 2018-07, “FASB Simplifies Guidance on Nonemployee Share-Based Payments”, which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-07 is permitted for all entities, but no earlier than the date on which an entity adopts ASC 606. The Company does not expect ASU 2018-07 to have an impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes technical corrections to certain aspects of ASU 2016-01 (on recognition of financial assets and financial liabilities), including the following: (i) equity securities without a readily determinable fair value — discontinuation, (ii) equity securities without a readily determinable fair value — adjustments, (iii) forward contracts and purchased options, (iv) presentation requirements for certain fair value option liabilities, (v) fair value option liabilities denominated in a foreign currency and (vi) transition guidance for equity securities without a readily determinable fair value. The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt the amendments until the interim period beginning after June 15, 2018. The Company will adopt the provisions of ASU 2018-03 for its quarter beginning August 1, 2018. The Company does not expect ASU 2018-03 to have an impact on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016-02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements. Given the Company’s significant number of leases, the Company expects this standard will result in a significant increase to its long-term assets and liabilities but does not expect it to have a material impact on its statements of operations. The Company is required to adopt the new standard in the first quarter of fiscal 2020 and does not expect to early adopt this new standard.

Note 12 – Subsequent Event

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”) to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of this joint venture, with Amlon owning the remaining 51%. The joint venture will be funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of that amount, the Company was required to contribute an aggregate of $10.0 million to the joint venture by August 2018. The Company had previously funded $49,000 of that amount upon signing the joint venture agreement. On August 7, 2018, the Company funded its remaining $9.9 million obligation to the joint venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2019 is referred to as “fiscal 2019”. Vilebrequin, KLH and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH and KLNA are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the six-month period ended July 31, 2018, the results of Vilebrequin, KLH and KLNA are included for the six-month period ended June 30, 2018. We account for our investment in KLNA, KLH and Fabco using the equity method of accounting. The Company’s retail stores use a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2017 and 2018 were a 13-week fiscal quarter and a 26-week period, respectively, for both periods for the retail operations segment. For fiscal 2018 and 2019, the three and six month periods for the retail operations segment ended on July 29, 2017 and August 4, 2018, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to the following:

•	our dependence on licensed products;
•	our dependence on the strategies and reputation of our licensors;
•	costs and uncertainties with respect to expansion of our product offerings;
•	the performance of our products at retail and customer acceptance of new products;
•	retail customer concentration;
•	risks of doing business abroad;
•	price, availability and quality of materials used in our products;
•	the need to protect our trademarks and other intellectual property;
•	risks relating to our retail business;
•	dependence on existing management;
•	our ability to make strategic acquisitions and possible disruptions from acquisitions;
•	need for additional financing;
•	seasonal nature of our business;
•	our reliance on foreign manufacturers;
•	the need to successfully upgrade, maintain and secure our information systems;
•	data security or privacy breaches;
•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
•	the effects of competition in the markets in which we operate, including from e-commerce retailers;
•	the redefinition of the retail store landscape in light of widespread retail store closings and the bankruptcy of a number of prominent retailers;
•	consolidation of our retail customers;
•	the impact on our business of the imposition of tariffs by the United States government;
•	additional legislation and/or regulation in the United States or around the world;
•	our ability to import products in a timely and cost effective manner;
•	our ability to continue to maintain our reputation;
•	fluctuations in the price of our common stock;
•	potential effect on the price of our common stock if actual results are worse than financial forecasts;
•	the effect of regulations applicable to us as a U.S. public company; and

•	matters relating to the business of DKI, including:

-	our ability to realize the anticipated benefits of the acquisition of DKI;
-	the increase in our indebtedness as a result of the acquisition; and
-	the significant increase in the amount of our goodwill and other intangibles

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018 and in Part II – Other Information, Item 1A. Risk Factors, in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of over 40 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We are not only licensees, but also brand owners, and we distribute our products through multiple brick and mortar and online channels.

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also sell products under private retail labels for retailers such as Costco, Christopher & Banks, Express, Harley-Davidson, JC Penney and Ross Stores.

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

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands and internet sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to the Donna Karan, DKNY, G.H. Bass, Andrew Marc and Vilebrequin businesses.

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites, which include the DKI, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a limited number of Karl Lagerfeld Paris and Calvin Klein Performance stores. As of July 31, 2018, we operated 155 Wilsons Leather stores, 128 G.H. Bass stores, 51 DKNY stores, 9 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores.

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

In February 2018, we expanded the product offering under our Karl Lagerfeld Paris license to include men’s apparel (previously men’s outerwear only) and men’s footwear in North America. These expanded product categories are in addition to Karl Lagerfeld Paris women’s apparel, women’s footwear and women’s handbags, all of which are produced and distributed pursuant to a long-term license agreement with KLNA.

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

Licensing of Proprietary Brands

As our portfolio of proprietary brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands in 2008, 2012 and 2013, respectively. Our licensing program has significantly increased as a result of owning the DKNY and Donna Karan brands, which were acquired in December 2016.

We currently license the DKNY and Donna Karan brands internationally for a broad array of products including fragrance, watches, hosiery, intimates, eyewear, children’s apparel and accessories, home furnishings, sleepwear and men’s tailored clothing. We also license the DKNY brand in North America in the following product categories: men’s sportswear, men’s dress shirts, men’s neckwear, small leather goods, fashion jewelry and women’s belts. In summer 2017, we licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. More recently, we entered into a license agreement for DKNY men’s underwear and loungewear and DKNY and Donna Karan men’s and women’s socks, both in North America. We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories.

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

Retail Operations

Given the current retail environment, we are focusing on turning around our retail business by allowing leases to expire as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. In addition, we continue to evaluate our operating expenses, revise our merchandising strategy and repurpose certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction and to increase the efficiency and productivity of our retail operations. We expect to reduce our losses from the retail operations segment in fiscal 2019 with our ultimate goal to return this segment to profitability.

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

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

Sales of apparel over the Internet continue to increase. We are addressing the increase in online shopping by developing additional marketing initiatives over the Internet, on our web sites and through social media. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We are building an e-commerce team to help us expand our online opportunities going forward. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. We have also increased sales to pure play online retail partners such as Amazon and Fanatics. We continue to develop additional marketing initiatives over the Internet, on our web sites and through social media to increase our e-commerce presence.

We have attempted to respond to trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Results of Operations

Three months ended July 31, 2018 compared to three months ended July 31, 2017

Net sales for the three months ended July 31, 2018 increased to $624.7 million from $538.0 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $544.6 million from $467.8 million in the comparable period last year. This increase is primarily the result of a $40.1 million increase in net sales of our DKNY and Donna Karan product, driven by our recently launched DKNY women’s performance wear and footwear product lines, as well as new product lines such as women’s suits, men’s and women’s outerwear and luggage. The increase in net sales of our wholesale operations was also the result of a $27.1 million increase in net sales of Tommy Hilfiger licensed products, primarily related to the sale of sportswear and dresses. Net sales of Karl Lagerfeld Paris products increased by $5.6 million as a result of increased sales of our sportswear, dress and shoe lines.

Net sales of our retail operations segment was $106.7 million for the three months ended July 31, 2018 compared to $106.4 million in the same period last year. Net sales increased $5.8 million at our DKNY retail stores and $1.1 million at our Wilsons retail stores and decreased $6.1 million at our G.H. Bass store chain. Comparable same store sales increased by 2.5% at Wilsons, which benefited from increased promotional activities. Comparable same store sales increased by 24.6% at DKNY retail stores as a result of the sale of products designed and developed by us. G.H. Bass same store sales decreased by 2.8% compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 378 at July 31, 2017 to 347 at July 31, 2018.

Gross profit increased to $231.5 million, or 37.1% of net sales, for the three months ended July 31, 2018, from $203.0 million, or 37.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.4% in the three months ended July 31, 2018 compared to 32.4% in the same period last year. The increase in gross profit percentage was primarily the result of a favorable product mix in our Tommy Hilfiger sportswear, performance and dress lines. Karl Lagerfeld Paris licensed products also contributed to the segment’s increase in gross profit percentage due to a favorable product mix in sportswear, dresses and men’s outerwear. In addition, gross profit percentage increased due to an increase in licensing revenue for which there is no associated costs of goods sold. The increase in gross profit percentage in our wholesale operations segment was reduced, in part, by the classification of cooperative advertising as a reduction to net sales beginning in fiscal 2019 as a result of changes to accounting rules. The gross profit percentage in our retail operations segment was 46.6% for the three months ended July 31, 2018 compared to 48.5% for the same period last year. This decrease is primarily the result of a decrease in our DKNY retail store’s gross profit percentage compared to the same period last year. This decrease in gross profit percentage was offset, in part, by an increase in the gross profit percentage at Wilsons and G.H. Bass stores compared to the same period in the prior year.

Selling, general and administrative expenses increased to $198.9 million in the three months ended July 31, 2018 from $195.8 million in the same period last year. This increase is primarily due to increased personnel costs ($5.7 million) related to increased headcount and an increase in the bonus expense accrual compared to the prior year as a result of our increased profitability. Advertising costs increased by $3.5 million compared to the same period last year because of an increase in advertising purchased to promote the brands we own, increased advertising fees paid under many of our license agreements that are based on a percentage of net sales of licensed products, and an increase in expenses related to additional web-based marketing initiatives over the Internet. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under the new guidance, cooperative advertising is recorded as a reduction to net sales. This change in presentation of cooperative advertising reduced selling, general and administrative expenses by $5.7 million in the quarter.

Depreciation and amortization was $9.5 million for the three months ended July 31, 2018 compared to $10.7 million in the same period last year. We recognized impairment charges in the prior year primarily for fixed assets related to leasehold improvements and furniture and fixtures at certain of our retail stores. Our depreciation and amortization was lower in the current quarter because these charges reduced the amount of assets subject to depreciation and amortization expense.

Other loss was $28,000 in the three months ended July 31, 2018 compared to other income of $369,000 in the same period last year. This decrease is primarily the result of equity method investment losses recorded in the three months ended July 31, 2018.

Interest and financing charges, net, for the three months ended July 31, 2018 were $10.2 million compared to $10.1 million for the same period last year. Our lower average borrowings have been offset by higher variable interest rates.

Income tax expense was $2.9 million for the three months ended July 31, 2018, as a result of pre-tax net income recorded in the quarter, compared to a tax benefit of $4.8 million for the same period last year when we recognized a pre-tax net loss. Our effective tax rate decreased to 22.4% in the current year’s quarter from 35.7% in the prior period last year primarily as a result of the reduction in the corporate tax rate by the TCJA. Our effective tax rate includes the effect of an income tax benefit of $46,000 in the three months ended July 31, 2018 and an income tax charge of $168,000 in the three months ended July 31, 2017 in connection with the vesting of equity awards as provided for in ASU 2016-09 and an income tax benefit of $338,000 in the three months ended July 31, 2018 in connection with state tax rate changes in New Jersey that increased our deferred tax assets.

Six months ended July 31, 2018 compared to six months ended July 31, 2017

Net sales for the six months ended July 31, 2018 increased to $1.24 billion from $1.07 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.07 billion from $921.1 million in the comparable period last year. This increase is primarily the result of an $80.8 million increase in net sales of our DKNY and Donna Karan product, driven by our recently launched DKNY women’s performance wear and footwear product lines, as well as new product lines such as women’s suits, men’s and women’s outerwear and luggage. The increase in net sales of our wholesale operations was also the result of a $22.2 million increase in net sales of Calvin Klein licensed products, primarily from the sale of dresses and women’s suits. Net sales of Karl Lagerfeld Paris products increased by $16.9 million as a result of our sportswear and new outerwear product lines.

Net sales of our retail operations segment increased to $211.2 million for the six months ended July 31, 2018 from $205.6 million in the same period last year. The increase in net sales of our retail operations was the result of increases of $9.2 million in net sales from our DKNY retail stores and $6.4 million in net sales from our Wilsons retail stores, offset, in part, by a decrease of $10.7 million in net sales from our G.H. Bass store chain. Comparable same store sales increased by 10.7% at Wilsons, which benefited from favorable weather and increased promotional activities. Comparable same store sales increased by 23.9% at DKNY retail stores as a result of the sale of products designed and developed by us. G.H. Bass same store sales decreased by 2.3% compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 378 at July 31, 2017 to 347 at July 31, 2018.

Gross profit increased to $466.1 million, or 37.7% of net sales, for the six months ended July 31, 2018, from $404.7 million, or 37.9% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.3% for the six months ended July 31, 2018 compared to 33.3% in the same period last year. The increase in gross profit percentage was primarily the result of a favorable product mix in our Tommy Hilfiger sportswear and dress lines. Karl Lagerfeld Paris licensed products also contributed to the segment’s increase in gross profit percentage due to a favorable product mix in sportswear, suits and men’s outerwear. In addition, gross profit percentage increased due to an increase in licensing revenue for which there is no associated costs of goods sold. The increase in gross profit percentage in our wholesale operations segment was reduced, in part, by the classification of cooperative advertising as a reduction to net sales beginning in fiscal 2019 as a result of changes to accounting rules. The gross profit percentage in our retail operations segment was 46.6% for the six months ended July 31, 2018 compared to 47.8% for the same period last year. This decrease is primarily the result of a decrease in our DKNY retail store’s gross profit percentage compared to the same period last year. This decrease in gross profit percentage was offset, in part, by an increase in the gross profit percentage at Wilsons and G.H. Bass stores compared to the same period in the prior year.

Selling, general and administrative expenses increased to $400.9 million for the six months ended July 31, 2018 from $393.3 million in the same period last year. This increase is primarily due to increased personnel costs ($14.7 million) related to increased headcount and an increase in the bonus expense accrual compared to the prior year as a result of our increased profitability. Advertising costs increased by $6.1 million compared to the same period last year due to an increase in advertising purchased to promote the brands we own, increased advertising fees paid under many of our license agreements that are based on a percentage of net sales of licensed products, and an increase in expenses related to additional marketing initiatives over the Internet. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under the new guidance, cooperative advertising is recorded as a reduction to net sales. This change in presentation of cooperative advertising reduced selling, general and administrative expenses by $11.9 million during the six months ended July 31, 2018.

Depreciation and amortization was $18.8 million for the six months ended July 31, 2018 compared to $20.6 million in the same period last year. We recognized impairment charges in the prior year primarily for fixed assets related to leasehold improvements and furniture and fixtures at certain of our retail stores. Our depreciation and amortization was lower in the current period because these charges reduced the amount of assets subject to depreciation and amortization expense.

Other loss decreased to $479,000 for the six months ended July 31, 2018 from $863,000 in the same period last year. The decrease in other loss is primarily the result of foreign currency gains recorded for the six months ended July 31, 2018 compared to the six months ended July 31, 2017.

Interest and financing charges, net, were $19.8 million for both the six months ended July 31, 2018 and 2017. Our lower average borrowings have been offset by higher variable interest rates.

Income tax expense was $6.0 million for the six months ended July 31, 2018, as a result of pre-tax net income recorded in the quarter, compared to a tax benefit of $10.9 million for the same period last year when we recognized a pre-tax net loss. Our effective tax rate decreased to 23.2% for the six months ended July 31, 2018 from 36.4% in the prior period last year as a result of the reduction in the corporate tax rate by the TCJA. Our effective tax rate includes the effect of an income tax benefit of $437,000 in the six months ended July 31, 2018 and $90,000 in the six months ended July 31, 2017 in connection with the vesting of equity awards as provided for in ASU 2016-09 and an income tax benefit of $338,000 in the six months ended July 31, 2018 in connection with state tax rate changes in New Jersey that increased our deferred tax assets.

Liquidity and Capital Resources

Term Loan

In connection with the acquisition of DKI, we borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loan. The Term Loan is payable on maturity in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2018, interest under the Term Loan was being paid at an average rate of 7.24% per annum.

The Term Loan is secured (i) on a first-priority basis by a lien on our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and by certain of our subsidiaries and (ii) by a second-priority security interest in other of our assets and certain of our subsidiaries, which secure on a first-priority basis our asset-based loan facility described below under the caption “Revolving Credit Facility.”

The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the agreement within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00.

The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of July 31, 2018, we were in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI in December 2016, our previous credit agreement was refinanced and replaced by a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of July 31, 2018, interest under the revolving credit agreement was being paid at an average rate of 3.61% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries. In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

The revolving credit facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of July 31, 2018, we were in compliance with these covenants.

LVMH Note

As part of the consideration for the acquisition of DKI, we issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) a junior lien secured promissory note in the principal amount of $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. ASC 820 - Fair Value Measurements requires the note to be recorded at fair value. As a result, we recorded a debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with us and G-III Leather Fashions, Inc. (“G-III Leather”), pursuant to which we and G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the revolving credit facility and the Term Loan.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our ABL Credit Agreement during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under the ABL Credit Agreement, cash generated from operations and the sale of our common stock.

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under the revolving credit facility of $111.4 million and $194.0 million at July 31, 2018 and 2017, respectively, and under the Term Loan of $300.0 million at both July 31, 2018 and 2017. Our contingent liability under open letters of credit was approximately $15.8 million and $16.7 million at July 31, 2018 and 2017, respectively. In addition to the amounts outstanding under these two loans, at July 31, 2018 and 2017, we had $125.0 million of face value principal outstanding under the LVMH Note.

We had cash and cash equivalents of $42.3 million on July 31, 2018 and $58.8 million on July 31, 2017.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the six months ended July 31, 2018. As of September 4, 2018, we had 49,179,023 shares of common stock outstanding.

Cash from Operating Activities

We used $85.5 million of cash in operating activities during the six months ended July 31, 2018, primarily due to a $153.4 million increase in accounts receivable, a $125.6 million increase in inventories and a $53.4 increase in prepaid expenses and other current assets. These increases were offset, in part, by a $137.8 million increase in customer refund liabilities and a $68.1 million increase in accounts payable, accrued expenses and other liabilities.

The changes in accounts receivable and customer refund liabilities are mainly the result of the adoption of ASC 606. The adoption of ASC 606 resulted in recognizing the cumulative effect adjustment to the opening balance of retained earnings and classifying, on a prospective basis, the reserves for variable consideration from accounts receivable to customer refund liabilities. The adoption of ASC 606 also resulted in the classification, on a prospective basis, of the carrying value of the inventory return asset from inventories to prepaid expenses and other current assets.

Excluding the effect of the adoption of ASC 606, the changes in these operating cash flow items are generally consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter.

Cash from Investing Activities

We used $11.5 million of cash in investing activities for the six months ended July 31, 2018. The cash used in investing activities consisted of capital expenditures related to additional fixturing costs at department stores, as well as improvements and remodels of our retail stores.

Cash from Financing Activities

Net cash provided by financing activities was $98.4 million for the six months ended July 31, 2018, primarily as a result of the net proceeds of $99.4 million in borrowings under the revolving credit facility partially offset by taxes paid for net share settlements.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available under the ABL Credit Agreement, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2018 are those that depend most heavily on these judgments and estimates. As of July 31, 2018, there have been no material changes to our critical accounting policies, other than the adoption of recent accounting standards as discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report, except for the risk factor set forth below which updates a risk factor contained in our Annual Report. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Tariffs that have been and might be imposed by the United States government or a resulting trade war could have a material adverse effect on our results of operations.

In 2018, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which has led to reciprocal tariffs being imposed by the European Union and other governments on products imported from the United States. The United States government has implemented tariffs on goods imported from China, and additional tariffs on goods imported from China are under consideration. These additional tariffs may apply to apparel, handbags, footwear and other items imported by us from China. Recently, the President of the United States threatened to institute even wider ranging tariffs on all goods imported from China. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to actual or threatened tariffs on products imported from China. The significant majority of the products that we sell in the United States are manufactured in China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how the recently enacted tariffs will impact our business. The imposition of tariffs on apparel, handbags, footwear or other items imported by us from China could require us to increase prices to our customers or, if we are unable to do so, result in lower gross margin on products sold by us. Tariffs on products imported by us from China could have a material adverse effect on our business and results of operations.

Item 6.	Exhibits.

31.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018.

31.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018.

32.1	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018.

32.2	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2018.

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Extension Definition.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 6, 2018	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 6, 2018	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer