Form 10-Q
period 2018-10-31
G III APPAREL GROUP LTD /DE/
filed 2018-12-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻    No ☒

As of December 3, 2018, there were 49,355,587 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,		January 31,
	2018	2017		2018
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$66,080	$68,229		$45,776
Accounts receivable, net of allowance for doubtful accounts	819,636	601,179	(1)	294,430	(1)
Inventories	616,162	592,822		553,323
Prepaid income taxes	—	—		15,058
Prepaid expenses and other current assets	82,933	34,841		51,014
Total current assets	1,584,811	1,297,071		959,601
Investments in unconsolidated affiliates	67,874	60,642		62,422
Property and equipment, net	89,658	98,522		97,857
Other assets, net	35,109	33,883		32,478
Other intangibles, net	43,409	47,076		46,405
Deferred income tax assets, net	28,336	16,169		11,439
Trademarks	440,505	441,490		442,265
Goodwill	261,366	264,200		262,710
Total assets	$2,551,068	$2,259,053		$1,915,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$25,194	$22,949		$19,748
Accounts payable	224,826	216,860		232,364
Accrued expenses	137,878	128,891		95,055
Customer refund liabilities	235,400	—		—
Total current liabilities	623,298	368,700		347,167
Notes payable, net of discount and unamortized issuance costs	694,277	726,608		391,044
Deferred income tax liabilities, net	15,276	16,325		15,888
Other non-current liabilities	37,262	40,488		40,389
Total liabilities	1,370,113	1,152,121		794,488

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—		—
Common stock - $0.01 par value; 120,000 shares authorized; 49,356, 49,196 and 49,219 shares issued, respectively	264	247		245
Additional paid-in capital	461,457	447,555		451,844
Accumulated other comprehensive loss	(15,566)	(15,499)		(5,522)
Retained earnings	734,800	675,084		674,542
Common stock held in treasury, at cost - 0, 115 and 106 shares, respectively	—	(455)		(420)
Total stockholders' equity	1,180,955	1,106,932		1,120,689
Total liabilities and stockholders' equity	$2,551,068	$2,259,053		$1,915,177

(1)	Also, net of accrued returns and sales discounts

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,072,982	$1,024,993	$2,309,423	$2,092,040
Cost of goods sold	690,882	633,897	1,461,252	1,296,239
Gross profit	382,100	391,096	848,171	795,801
Selling, general and administrative expenses	232,052	242,740	632,983	636,000
Depreciation and amortization	10,033	6,906	28,868	27,480
Operating profit	140,015	141,450	186,320	132,321
Other income (loss)	176	(2,072)	(303)	(2,935)
Interest and financing charges, net	(12,323)	(11,431)	(32,153)	(31,266)
Income before income taxes	127,868	127,947	153,864	98,120
Income tax expense	33,843	46,322	39,877	35,454
Net income	$94,025	$81,625	$113,987	$62,666

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.91	$1.67	$2.32	$1.29
Weighted average number of shares outstanding	49,231	48,846	49,176	48,729

Diluted:
Net income per common share	$1.86	$1.65	$2.26	$1.27
Weighted average number of shares outstanding	50,494	49,528	50,345	49,410

Net income	$94,025	$81,625	$113,987	$62,666
Other comprehensive income:
Foreign currency translation adjustments	(1,979)	4,182	(10,044)	12,223
Other comprehensive income (loss)	(1,979)	4,182	(10,044)	12,223
Comprehensive income	$92,046	$85,807	$103,943	$74,889

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$113,987	$62,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,868	27,480
Loss on disposal of fixed assets	154	2,832
Dividend received from equity investment	1,470	—
Equity loss in unconsolidated affiliates	1,421	540
Share-based compensation	14,876	15,362
Deferred financing charges and debt discount amortization	7,481	8,185
Changes in operating assets and liabilities:
Accounts receivable, net	(525,331)	(336,818)
Inventories	(63,312)	(108,284)
Income taxes, net	20,507	29,573
Prepaid expenses and other current assets	(33,958)	12,314
Other assets, net	(4,569)	8,455
Customer refund liabilities	168,954	—
Accounts payable, accrued expenses and other liabilities	33,345	32,103
Net cash used in operating activities	(236,107)	(245,592)

Cash flows from investing activities
Capital expenditures	(19,516)	(21,428)
Investment in unconsolidated affiliate	(9,951)	(49)
Net cash used in investing activities	(29,467)	(21,477)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(1,454,510)	(1,242,194)
Proceeds from borrowings - revolving facility	1,752,106	1,500,721
Proceeds from exercise of equity awards	56	1,532
Taxes paid for net share settlements	(4,843)	(6,114)
Net cash provided by financing activities	292,809	253,945

Foreign currency translation adjustments	(6,931)	1,396
Net increase (decrease) in cash and cash equivalents	20,304	(11,728)
Cash and cash equivalents at beginning of period	45,776	79,957
Cash and cash equivalents at end of period	$66,080	$68,229

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$26,071	$24,664
Income tax payments, net	$20,041	$4,564

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

The Company consolidates the accounts of all its wholly-owned subsidiaries. KL North America BV (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated. Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLNA, Fabco and KLH report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLNA, Fabco and KLH are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the nine-month period ended October 31, 2018, the results of Vilebrequin, KLNA, Fabco and KLH are included for the nine-month period ended September 30, 2018. The Company’s retail operations segment uses a 52/53‑week fiscal year. The Company’s three and nine-month periods ended October 31, 2018 and 2017 were a 13‑week fiscal quarter and a 39‑week fiscal period, respectively, for both periods for the retail operations segment. For fiscal 2019 and 2018, the three and nine month periods for the retail operations segment ended on November 3, 2018 and October 28, 2017, respectively.

The results for the three and nine-month periods ended October 31, 2018 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the fiscal year ended January 31, 2018 filed with the Securities and Exchange Commission (the “SEC”).

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

Certain reclassifications have been made to the Condensed Consolidated Statements of Income and Comprehensive Income as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other income (loss).

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

The adoption of ASC 606 also resulted in prospectively changing the presentation of certain items on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income and Comprehensive Income. Under the prior guidance, the liability recorded in connection with variable consideration was recorded as a reduction to accounts receivable. With the adoption of ASC 606, these amounts have been classified as a current liability under “Customer refund liabilities” in the Condensed Consolidated Balance Sheet. Additionally, the Company now classifies cooperative advertising as a reduction of net sales in the Condensed Consolidated Statements of Income and Comprehensive Income. Previously, cooperative advertising was recorded in selling, general and administrative expenses. ASC 606 requires that costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold. These restocking costs were previously recognized when incurred and recorded in selling, general and administrative expenses.

The following tables summarize the impact of adopting ASC 606 on the Company’s Condensed Consolidated Balance Sheet as of October 31, 2018 and the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended October 31, 2018:

	October 31, 2018
	(In thousands)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Assets
Accounts receivable	$819,636	$646,333	$173,303
Inventories	616,162	653,664	(37,502)
Prepaid expenses and other current assets	82,933	48,991	33,942
Deferred income tax assets, net	28,336	11,792	16,544

Liabilities
Accrued expenses	137,878	136,627	1,251
Customer refund liabilities	235,400	—	235,400

Equity
Retained earnings	734,800	785,164	(50,364)

	For the three months ended October 31, 2018
	(In thousands, except per share amounts)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$1,072,982	$1,081,879	$(8,897)
Cost of goods sold	690,882	690,367	515
Selling, general and administrative expenses	232,052	240,916	(8,864)
Operating profit	140,015	140,563	(548)
Income tax expense	33,843	34,039	(196)
Net income	94,025	94,377	(352)

Net income per common share
Basic	1.91	1.92	(0.01)
Diluted	1.86	1.87	(0.01)

	For the nine months ended October 31, 2018
	(In thousands, except per share amounts)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$2,309,423	$2,322,675	$(13,252)
Cost of goods sold	1,461,252	1,458,494	2,758
Selling, general and administrative expenses	632,983	653,602	(20,619)
Operating profit	186,320	181,711	4,609
Income tax expense	39,877	38,632	1,245
Net income	113,987	110,623	3,364

Net income per common share
Basic	2.32	2.25	0.07
Diluted	2.26	2.20	0.06

The adoption of ASC 606 had no net impact on the Company’s cash flows from operations.

Disaggregation of Revenue

In accordance with ASC 606, the Company elected to disclose its revenues by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to trademarks owned by the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin businesses. Wholesale revenues are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. As of October 31, 2018, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. E-commerce revenues primarily consist of sales to consumers through the Company’s e-commerce platforms. E-commerce revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

Advertising Allowances. Advertising allowances consist of the Company’s financial participation in the promotional efforts of its wholesale customers. Wholesale customers may charge back a portion of the advertising expense incurred against open invoices. Advertising programs are generally agreed upon at the beginning of a season.

Other Allowances. General allowances consist of price reductions granted to a wholesale customer and may relate to the Company’s participation in costs incurred by the customer during the sales process, as well as price differences, shortages and charges for operational non-compliance.

Return of Merchandise. For wholesale customers, the Company may make accommodations for returns of merchandise that is underperforming at a customer’s retail stores. For retail customers, as a matter of Company policy, whether merchandise is purchased at the Company’s stores or on its e-commerce platforms, the consumer has up to 90 days to return merchandise from the date of purchase.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of October 31, 2018, customer refund liabilities amounted to $235.4 million. Customer refund liabilities were recorded as a reduction to accounts receivable as of January 31, 2018 and October 31, 2017. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Condensed Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also runs a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.2 million and $6.0 million at October 31, 2018 and January 31, 2018, respectively. The Company recognized $2.8 million in revenue for the three months ended October 31, 2018, which related to contract liabilities that existed at July 31, 2018. The Company recognized $4.9 million in revenue for the nine months ended October 31, 2018, which related to contract liabilities that existed at January 31, 2018. There were no contract assets recorded as of October 31, 2018 and January 31, 2018. Substantially all of the advance payments from licensees as of October 31, 2018 are expected to be recognized as revenue within the next twelve months.

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $37.5 million, $39.4 million and $40.8 million as of October 31, 2018, January 31, 2018 and October 31, 2017, respectively. The inventory return asset is recorded within prepaid expenses and other current assets as of October 31, 2018 and within inventories as of January 31, 2018 and October 31, 2017.

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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2018	2017	2018	2018	2017	2018
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	309,599	349,648	12,003	309,599	349,648	12,003
Note issued to LVMH	3	95,345	90,239	91,667	95,345	90,239	91,667

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts. For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note (as defined in Note 6) on the initial fair value as determined at the date of the acquisition of Donna Karan International (“DKI”) and records the amortization using the effective interest method over the term of the LVMH Note.

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering external market participant assumptions. No events or circumstances indicate an impairment has been identified subsequent to the Company’s January 31, 2018 impairment testing.

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and stock options outstanding during the period. Approximately 344,000 and 1,000,000 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended October 31, 2018 and 2017, respectively. Approximately 330,000 and 1,100,000 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2018 and 2017, respectively. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Net income	$94,025	$81,625	$113,987	$62,666
Basic net income per share:
Basic common shares	49,231	48,846	49,176	48,729
Basic net income per share	$1.91	$1.67	$2.32	$1.29

Diluted net income per share:
Basic common shares	49,231	48,846	49,176	48,729
Diluted restricted stock awards and stock options	1,263	682	1,169	681
Diluted common shares	50,494	49,528	50,345	49,410
Diluted net income per share	$1.86	$1.65	$2.26	$1.27

Note 6 – Notes Payable

Long-term debt consists of the following:

	October 31, 2018	October 31, 2017	January 31, 2018
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	309,599	349,648	12,003
Note issued to LVMH	125,000	125,000	125,000
Subtotal	734,599	774,648	437,003
Less: Net debt issuance costs (1)	(10,667)	(13,279)	(12,626)
Debt discount	(29,655)	(34,761)	(33,333)
Total	$694,277	$726,608	$391,044

(1)

Does not include debt issuance costs, net of amortization, totaling $7.7 million, $10.1 million and $9.5 million as of October 31, 2018, October 31, 2017 and January 31, 2018, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified within prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015‑15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. The Term Loan is payable on maturity in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2018, interest under the Term Loan was being paid at an average rate of 7.36% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the agreement prior to specified deadlines. The Term Loan contains covenants that restrict the Company’s ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision based on excess cash flow as defined in the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA over the term of the agreement at a ratio as set forth in the agreement. As of October 31, 2018, the Company was in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s previous credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of October 31, 2018, interest under the revolving credit agreement was being paid at an average rate of 3.71% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

As of October 31, 2018, the Company had $309.6 million of borrowings outstanding under the revolving credit facility, all of which are classified as long-term liabilities. As of October 31, 2018, there were outstanding trade and standby letters of credit amounting to $8.6 million and $3.4 million, respectively.

LVMH Note

As part of the consideration for the acquisition of DKI, the Company issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) a junior lien secured promissory note in the principal amount of $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements requires the note to be recorded at fair value at issuance. As a result, the Company recorded a debt discount in the amount of $40.0 million. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Note 7 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale sales also include revenues from license agreements related to trademarks owned by the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin businesses. The retail operations segment consists primarily of Wilsons Leather, G.H. Bass and DKNY stores, as well as a limited number of Karl Lagerfeld Paris and Calvin Klein Performance stores. Sales through the Company’s owned websites, with the exception of Vilebrequin, are also included in the retail operations segment.

The following information is presented for the three and nine-month periods indicated below:

	Three Months Ended October 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$1,005,358	$110,934	$(43,310)	$1,072,982
Cost of goods sold	677,011	57,181	(43,310)	690,882
Gross profit	328,347	53,753	—	382,100
Selling, general and administrative expenses	166,423	65,629	—	232,052
Depreciation and amortization	7,709	2,324	—	10,033
Operating profit (loss)	$154,215	$(14,200)	$—	$140,015

	Three Months Ended October 31, 2017
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales (2)	$966,820	$118,709	$(60,536)	$1,024,993
Cost of goods sold (3)	636,636	57,797	(60,536)	633,897
Gross profit	330,184	60,912	—	391,096
Selling, general and administrative expenses	174,679	68,061	—	242,740
Depreciation and amortization	6,790	116	—	6,906
Operating profit (loss)	$148,715	$(7,265)	$—	$141,450

	Nine Months Ended October 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$2,077,628	$322,115	$(90,320)	$2,309,423
Cost of goods sold	1,381,342	170,230	(90,320)	1,461,252
Gross profit	696,286	151,885	—	848,171
Selling, general and administrative expenses	439,014	193,969	—	632,983
Depreciation and amortization	22,192	6,676	—	28,868
Operating profit (loss)	$235,080	$(48,760)	$—	$186,320

	Nine Months Ended October 31, 2017
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales (2)	$1,887,902	$324,329	$(120,191)	$2,092,040
Cost of goods sold (3)	1,251,372	165,058	(120,191)	1,296,239
Gross profit	636,530	159,271	—	795,801
Selling, general and administrative expenses	433,323	202,677	—	636,000
Depreciation and amortization	20,403	7,077	—	27,480
Operating profit (loss)	$182,804	$(50,483)	$—	$132,321

(1)	Represents intersegment sales to the Company’s retail operations segment.
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

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2018	October 31, 2017	January 31, 2018
	(In thousands)
Wholesale	$2,155,840	$1,871,373	$1,554,191
Retail	224,593	251,649	215,568
Corporate	170,635	136,031	145,418
Total assets	$2,551,068	$2,259,053	$1,915,177

Note 8 – Stockholders’ Equity

	Nine Months Ended October 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$1,120,689	$1,021,236
Comprehensive income	103,943	74,889
Equity awards exercised/vested, net	56	1,532
Share-based compensation expense	14,876	15,362
Adjustments related to tax withholding for share-based compensation	(4,843)	(6,114)
Other	(38)	27
ASC 606 cumulative effect to retained earnings opening balance	(53,728)	—
Balance at end of period	$1,180,955	$1,106,932

For the three months ended October 31, 2018, the Company issued 117,774 shares of common stock and utilized 58,790 shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2017, the Company issued 144,390 shares of common stock and utilized 228,378 shares of treasury stock in connection with the exercise or vesting of equity awards. For the nine months ended October 31, 2018, the Company issued 137,050 shares of common stock and utilized 106,043 shares of treasury stock in connection with the exercise or vesting of equity awards. For the nine months ended October 31, 2017, the Company issued 179,302 shares of common stock and utilized 261,208 shares of treasury stock in connection with the exercise or vesting of equity awards.

Note 9 – Final Tax Adjustment of Donna Karan International Acquisition

In February 2018, the Company paid $4.6 million to LVMH for the final tax adjustment related to the Company’s election under Internal Revenue Code Section 338(h)(10) in connection with the acquisition of DKI.

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

In March 2018, G-III Canada provided a bond to the CBSA to secure payment of the additional duties payable as a result of the reassessment required by the final audit report. The Company issued a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. The additional duty claimed to be owed for January 2018 was approximately CAD$1.4 million ($1.1 million). Beginning February 1, 2018, the Company began paying duties based on the new valuation method. The additional duties paid beginning on February 1, 2018 on the higher dutiable value will not be charged as an expense in the Company’s statement of operations, but will be recorded as a deferred expense until the appeal process has concluded. Expense amounts deferred for the three and nine months ended October 31, 2018, related to the higher dutiable values, were CAD$2.5 million ($1.9 million) and CAD$8.4 million ($6.4 million), respectively.

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

Note 11 – Investment in Fabco Holding B.V.

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”) to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of this joint venture, with Amlon owning the remaining 51%. The joint venture was funded with $25.0 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of that amount, the Company was required to contribute an aggregate of $10.0 million to the joint venture by August 2018. The Company funded $49,000 of that amount upon signing the joint venture agreement and in August 2018, the Company funded its remaining $9,951,000 obligation to the joint venture.

Note 12 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2018, the FASB issued ASU 2018‑03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes technical corrections to certain aspects of ASU 2016‑01 (on recognition of financial assets and financial liabilities), including the following: (i) equity securities without a readily determinable fair value — discontinuation, (ii) equity securities without a readily determinable fair value — adjustments, (iii) forward contracts and purchased options, (iv) presentation requirements for certain fair value option liabilities, (v) fair value option liabilities denominated in a foreign currency and (vi) transition guidance for equity securities without a readily determinable fair value. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, were not required to adopt the amendments until the interim period beginning after June 15, 2018. The Company adopted the provisions of ASU 2018‑03 during the third quarter of fiscal 2019. The adoption of ASU 2018‑03 did not have any impact on the Company’s condensed consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017‑09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017‑09 provides clarification as to when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017‑09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017‑09 are effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017‑09 during the first quarter of fiscal 2019. The adoption of ASU 2017‑09 did not have any impact on the Company’s condensed consolidated financial statements.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (“TCJA”). Due to the complexities of the TCJA, the Company’s final tax liability may materially differ from provisional estimates due to additional guidance and regulations issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and state and local tax authorities. G-III will finalize its accounting for the TCJA during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate periods, and disclosed if material, in accordance with guidance provided by SAB 118. As of October 31, 2018, the Company has not identified or recorded adjustments to the provisional amounts previously disclosed in its Annual Report on Form 10‑K for the year ended January 31, 2018.

In January 2017, the FASB issued ASU 2017‑01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The purpose of ASU 2017‑01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017‑01 should be applied prospectively on or after the effective date. The Company adopted the provisions of ASU 2017‑01 during the first quarter of fiscal 2019. The adoption of ASU 2017‑01 did not have any impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016‑16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the provisions of ASU 2016‑16 during the first quarter of fiscal 2019. The adoption of ASU 2016‑16 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016‑15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under ASU 2016‑15, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted the provisions of ASU 2016‑15 during the first quarter of fiscal 2019. The adoption of ASU 2016‑15 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01, “Financial Instruments — Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016‑01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016‑15 during the first quarter of fiscal 2019. The adoption of ASU 2016‑15 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” This update replaces the previous revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB clarified this guidance by issuing ASU 2017‑13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016‑10, “Identifying Performance Obligations and Licensing”; ASU 2016‑12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments to ASU 2014‑09 were intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with Topic 606. These new standards have the same effective date as ASU 2014‑09 and were effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2014‑09, as subsequently amended, during the first quarter of fiscal 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified changes that resulted from the adoption of the new guidance. The Company implemented changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of Topic 606 primarily affects the wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, the Company previously recorded markdowns and certain customer allowances when the liability was known or incurred. Please refer to Note 2 for further details with respect to the adoption of this guidance by the Company.

Issued Accounting Guidance Being Evaluated for Adoption

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement among or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in ASU 2018-13 modify the disclosure requirements with respect to fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2018-13 on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018‑07, “FASB Simplifies Guidance on Nonemployee Share-Based Payments”, which supersedes ASC 505‑50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018‑07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018‑07 is permitted for all entities, but no earlier than the date on which an entity adopts ASC 606. The Company does not expect ASU 2018‑07 to have an impact on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018‑02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate (or portion thereof) in the TCJA is recorded. The amendments to ASU 2018‑02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018‑02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments of ASU 2018‑02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently assessing the impact that adopting ASU 2018‑02 will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016‑02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2017‑13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016‑02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016‑02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. With the issuance of ASU 2018-11, the FASB has provided entities with an additional transition method which will not require adjustments to comparative periods or require modified disclosures in those comparative periods. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of ASU 2016‑02 on its consolidated financial statements. Given the Company’s significant number of leases, the Company expects this standard will result in a significant increase to its long-term assets and liabilities, but does not expect it to have a material impact on its statements of operations. The Company is required to adopt the new standard in the first quarter of fiscal 2020 and does not expect to early adopt this new standard.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2019 is referred to as “fiscal 2019”. Vilebrequin, KLH, Fabco and KLNA report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and KLNA are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the nine-month period ended October 31, 2018, the results of Vilebrequin, KLH, Fabco and KLNA are included for the nine-month period ended September 30, 2018. We account for our investment in KLNA, Fabco and KLH using the equity method of accounting. The Company’s retail operations segment uses a 52/53‑week fiscal year. The Company’s three and nine-month periods ended October 31, 2018 and 2017 were a 13‑week fiscal quarter and a 39‑week fiscal period, respectively, for both periods for the retail operations segment. For fiscal 2019 and 2018, the three and nine month periods for the retail operations segment ended on November 3, 2018 and October 28, 2017, respectively.

Various statements contained in this Form 10‑Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to the following:

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

-      the increase in our indebtedness as a result of the acquisition; and

-      the significant increase in the amount of our goodwill and other intangibles.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended January 31, 2018 and in the Quarterly Report on Form 10-Q for the quarter ended July 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Starter and over 150 U.S. colleges and universities. We also sell products under private retail labels for retailers such as Costco, Christopher & Banks, Harley-Davidson and JC Penney.

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

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to trademarks owned by the Donna Karan, DKNY, G.H. Bass, Andrew Marc and Vilebrequin businesses.

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a limited number of Karl Lagerfeld Paris and Calvin Klein Performance stores. As of October 31, 2018, we operated 157 Wilsons Leather stores, 125 G.H. Bass stores, 46 DKNY stores, 11 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores.

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

We also have a significant relationship with Tommy Hilfiger that has grown in recent years. In February 2016, we expanded our relationship with Tommy Hilfiger through a new license agreement for Tommy Hilfiger womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim was in addition to our existing United States and Canada Tommy Hilfiger men’s and women’s outerwear and luggage licenses.

In February 2018, we expanded the product offerings under our Karl Lagerfeld Paris license to include men’s apparel (previously men’s outerwear only) and men’s footwear in North America. These expanded product categories are in addition to our existing North America rights for Karl Lagerfeld Paris women’s apparel, women’s footwear and women’s handbags, all of which are produced and distributed pursuant to a long-term license agreement with KLNA.

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

We currently license the DKNY and Donna Karan brands internationally for a broad array of products including fragrance, watches, fashion jewelry, hosiery, intimates, eyewear, children’s apparel and accessories, home furnishings, sleepwear and men’s tailored clothing. We also license the DKNY brand in North America in the following product categories: men’s sportswear, men’s dress shirts, men’s neckwear, small leather goods, and women’s belts. In summer 2017, we licensed DKNY and Donna Karan men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. More recently, we entered into a license agreement for DKNY men’s underwear and loungewear and DKNY and Donna Karan men’s and women’s socks, both in North America. We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories.

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

Retail Operations

Given the current retail environment, we are focused on turning around our retail business by allowing leases to expire as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. In addition, we continue to evaluate our operating expenses, revise our merchandising strategy and repurpose certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of door count reduction and of increasing the efficiency and productivity of our retail operations.

Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

We sell our licensed products over the web through retail partners such as Macys.com and Nordstrom.com, each of which has a significant online business. As e-commerce sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are building an e-commerce team to help us expand our online opportunities going forward. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com.  We have also increased sales to pure play online retail partners such as Amazon and Fanatics.

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the bankruptcy of Bon-Ton earlier this year. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Tariffs

The apparel and accessories industry has been impacted by tariffs implemented by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning September 24, 2018, and are initially in the amount of 10% of the merchandise cost to us.  The level of additional tariffs on these product categories was scheduled to increase to 25% beginning January 1, 2019 and other tariffs on a broader range of apparel and accessory products are also under consideration. After the G20 summit held recently in Buenos Aires, Argentina, the United States government announced a three month postponement of the increase in tariffs to 25% while the U.S. and China seek to resolve their trade and related differences. Actions or statements by the President or other members of his administration may provide further clarification as to whether the current 10% tariff increase will continue, whether the 25% increase will take effect in the future and what other products may become subject to additional tariffs.

The tariffs imposed to date on products imported by us from China primarily impact our handbag and leather outerwear categories. These categories represent approximately 7% of our current annual net sales. Accordingly, we expect that tariffs imposed to date will have a minimal impact on our results of operations for fiscal 2019.

If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Potential tariffs on products imported by us from China would increase our costs, require us to increase prices to our customers and result in lower gross margins on the products sold by us. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including diversifying our sourcing network by arranging to move some production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands. Because of the uncertainties involved with respect to the amount of tariffs that may be applicable, the products to which any additional tariffs will be applied and the results of our mitigation efforts, we cannot estimate at this point the effect of tariffs on our results of operations for fiscal 2020.

Results of Operations

Three months ended October 31, 2018 compared to three months ended October 31, 2017

Net sales for the three months ended October 31, 2018 increased to $1.07  billion from $1.02 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.01 billion from $966.8 million in the comparable period last year. This increase is primarily the result of a $56.2 million increase in net sales of Tommy Hilfiger licensed products and a $35.1 million increase in net sales of our DKNY and Donna Karan products. The Tommy Hilfiger increase was primarily related to sportswear,  outerwear and dress product lines and the DKNY/Donna Karan increase was primarily related to DKNY sportswear, dress, outerwear and footwear product lines. Net sales of Karl Lagerfeld Paris products increased by $11.0 million as a result of increased sales of sportswear, outerwear, handbags and shoes. These increases were offset, in part, by a $27.3 million decrease in net sales of our Andrew Marc line of products, a $15.5 million decrease in net sales of Calvin Klein products, which were impacted by the Bon-Ton bankruptcy, and a $15.2 million decrease in net sales of our licensed sports divisions.

Net sales of our retail operations segment were $110.9 million for the three months ended October 31, 2018 compared to $118.7 million in the same period last year. Net sales decreased $7.0 million at our G.H. Bass store chain and $2.6 million at our Wilsons retail stores. These decreases were partially offset by a net sales increase of $1.8 million at our DKNY retail stores. Comparable same store sales increased by 12.9% at DKNY retail stores as a result of the sale of products designed and developed by us. Same store sales decreased by 9.1% at Wilsons stores and by 7.3% at G.H. Bass stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 378 at October 31, 2017 to 343 at October 31, 2018.

Gross profit decreased to $382.1 million, or 35.6% of net sales, for the three months ended October 31, 2018, from $391.1 million, or 38.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 32.7% in the three months ended October 31, 2018 compared to 34.2% in the same period last year. The decrease in gross profit percentage was primarily the result of unfavorable product mix, lower gross margins in our DKNY and Donna Karan businesses and the reclassification of cooperative advertising from selling, general and administrative expenses to a reduction in net sales beginning in fiscal 2019 in connection with the adoption of ASC 606. The decrease in gross profit percentage in our wholesale operations segment was partially offset by an increase in licensing revenue for which there is no associated costs of goods sold. The gross profit percentage in our retail operations segment was 48.5% for the three months ended October 31, 2018 compared to 51.3% for the same period last year. This decrease is primarily the result of a decline in the gross profit percentage of our DKNY stores. The gross profit percentage for our Wilsons stores was also lower as compared to the same period last year, primarily as a result of higher promotions.

Selling, general and administrative expenses decreased to $232.1 million in the three months ended October 31, 2018 from $242.7 million in the same period last year. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under the new guidance, cooperative advertising is recorded as a reduction to net sales. This change in presentation of cooperative advertising reduced selling, general and administrative expenses by $10.7 million in the quarter.

Depreciation and amortization was $10.0 million for the three months ended October 31, 2018 compared to $6.9 million in the same period last year. Depreciation expense in the prior year comparable period was lower primarily due to lower depreciation and amortization recorded in the third quarter of fiscal 2018 compared to additional depreciation expense recorded in the first and second quarters of fiscal 2018 with respect to the fixed assets acquired in connection with the acquisition of DKI. In addition, depreciation expense increased due to capital expenditures during the current year.

Other income was $176,000 in the three months ended October 31, 2018 compared to other loss of $2.1 million in the same period last year. This increase is primarily the result of lower foreign currency losses recorded for the three months ended October 31, 2018 compared to the three months ended October 31, 2017.

Interest and financing charges, net, for the three months ended October 31, 2018 were $12.3 million compared to $11.4 million for the same period last year. The increase is due to higher interest rates, offset, in part, by lower average borrowings.

Income tax expense was $33.8 million for the three months ended October 31,  2018 compared to $46.3 million for the same period last year. Our effective tax rate decreased to 26.5% in the current year’s quarter from 36.2% in last year’s comparable quarter primarily as a result of the reduction in the corporate tax rate in the TCJA. Our effective tax rate includes the effect of an income tax benefit of $663,000 in the three months ended October 31, 2018 and $1.4 million in the three months ended October 31, 2017 in connection with the vesting of equity awards as provided for in ASU 2016‑09.

Nine months ended October 31, 2018 compared to nine months ended October 31, 2017

Net sales for the nine months ended October 31, 2018 increased to $2.31 billion from $2.09 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.08 billion from $1.89 billion in the comparable period last year. This increase is primarily the result of an $115.9 million increase in net sales of our DKNY and Donna Karan product and a $92.6 million increase in net sales of Tommy Hilfiger licensed products. The DKNY/Donna Karan increase was primarily related to DKNY women’s performance wear and footwear product lines, as well as the new suits, men’s and women’s outerwear and luggage product lines and the Tommy Hilfiger increase was primarily related to sportswear, performance wear, and women’s outerwear. Net sales of Karl Lagerfeld Paris products increased by $27.9 million primarily related to the sportswear and new outerwear product lines. These increases were offset, in part, by a $20.6 million decrease in net sales of our licensed sports division and a $13.8 million decrease in net sales of our Andrew Marc line of products.

Net sales of our retail operations segment were $322.1 million for the nine months ended October 31, 2018 and $324.3 million in the same period last year. Net sales from our G.H. Bass store chain decreased by $17.7 million while net sales from our DKNY retail stores increased by $10.9 million and net sales from our Wilsons retail stores increased by $3.8 million. Comparable same store sales increased by 3.1% at Wilsons, which benefited from favorable weather and increased promotional activities and by 19.9% at DKNY retail stores as a result of the sale of products designed and developed by us. G.H. Bass same store sales decreased by 4.1% compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 378 at October 31, 2017 to 343 at October 31, 2018.

Gross profit increased to $848.2 million, or 36.7% of net sales, for the nine months ended October 31, 2018, from $795.8 million, or 38.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.5% for the nine months ended October 31, 2018 compared to 33.7% in the same period last year. The gross profit percentage in our wholesale operations segment was negatively impacted by unfavorable product mix and the reclassification of cooperative advertising from selling, general and administrative expenses to a reduction in net sales beginning in fiscal 2019 in connection with the adoption of ASC 606. The gross profit percentage in our wholesale operations segment was positively impacted by an increase in licensing revenue for which there is no associated costs of goods sold. The gross profit percentage in our retail operations segment was 47.2% for the nine months ended October 31, 2018 compared to 49.0% for the same period last year. This decrease is primarily the result of a decrease in the gross profit percentage of our DKNY retail stores and our Wilsons stores compared to the same period last year. These decreases in gross profit percentage were offset, in part, by an increase in the gross profit percentage at G.H. Bass stores compared to the same period in the prior year.

Selling, general and administrative expenses decreased to $633.0 million for the nine months ended October 31, 2018 from $636.0 million in the same period last year. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under the new guidance, cooperative advertising is recorded as a reduction to net sales. This change in presentation of cooperative advertising reduced selling, general and administrative expenses by $22.6 million during the nine months ended October 31, 2018. The Company recorded increased personnel costs of $14.1 million, primarily due to an increase in the bonus expense compared to the prior year as a result of our increased profitability. Advertising costs increased by $7.0 million compared to the same period last year due to an increase in advertising purchased to promote the brands we own, increased advertising fees paid under many of our license agreements that are based on a percentage of net sales of licensed products, and an increase in expenses related to additional digital marketing initiatives.

Depreciation and amortization was $28.9 million for the nine months ended October 31, 2018 compared to $27.5 million in the same period last year. The increase in expense is due to capital expenditures during the current year.

Other loss decreased to $303,000 for the nine months ended October 31, 2018 from $2.9 million in the same period last year. This decrease is primarily the result of foreign currency gains recorded for the nine months ended October 31, 2018 compared to foreign currency losses recorded in the prior comparable period. This was offset, in part, by increased losses in unconsolidated entities in the current year compared to the prior year.

Interest and financing charges, net, for the nine months ended October 31, 2018 were $32.2 million compared to $33.7 million for the same period last year. The increase is due to higher interest rates, offset, in part, by lower average borrowings.

Income tax expense was $39.9 million for the nine months ended October 31, 2018, compared to $35.5 million for the same period last year. Our effective tax rate decreased to 25.9% for the nine months ended October 31, 2018 from 36.1% in the last year’s comparable period as a result of the reduction in the corporate tax rate by the TCJA. Our effective tax rate includes the effect of an income tax benefit of $1.1 million in the nine months ended October 31, 2018 and $1.3 million in the nine months ended October 31, 2017 in connection with the vesting of equity awards as provided for in ASU 2016‑09. The Company’s pre-tax income increased $55.7 million compared to the prior period which resulted in increased income tax expense even though the effective tax rate decreased.

Liquidity and Capital Resources

Term Loan

In connection with the acquisition of DKI, we borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loan. The Term Loan is payable on maturity in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2018, interest under the Term Loan was being paid at an average rate of 7.36% per annum.

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

The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of October 31, 2018, we were in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI in December 2016, our previous credit agreement was refinanced and replaced by a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of October 31, 2018, interest under the revolving credit agreement was being paid at an average rate of 3.71% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries. In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the unutilized commitments.

The revolving credit facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of October 31, 2018, we were in compliance with these covenants.

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

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under our revolving credit facility, cash generated from operations and the sale of our common stock.

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under the revolving credit facility of $309.6 million and $349.6 million at October 31, 2018 and 2017, respectively, and under the Term Loan of $300.0 million at both October 31, 2018 and 2017. Our contingent liability under open letters of credit was approximately $12.0 million and $7.9 million at October 31, 2018 and 2017, respectively. In addition to the amounts outstanding under these two loans, at October 31, 2018 and 2017, we had $125.0 million of face value principal amount outstanding under the LVMH Note.

We had cash and cash equivalents of $66.1 million on October 31, 2018 and $68.2 million on October 31, 2017.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the nine months ended October 31, 2018. As of December 3, 2018, we had 49,355,587 shares of common stock outstanding.

Cash from Operating Activities

We used $236.1 million of cash in operating activities during the nine months ended October 31, 2018, primarily due to a $525.3 million increase in accounts receivable, a $63.3 million increase in inventories and a $34.0 million increase in prepaid expenses and other current assets. These increases were offset, in part, by our net income of $114.0 million, a $169.0 million increase in customer refund liabilities, a $33.3 million increase in accounts payable and accrued expenses and non-cash depreciation and amortization of $28.9 million and share-based compensation of $14.9 million.

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

Cash from Investing Activities

We used  $29.5 million of cash in investing activities for the nine months ended October 31, 2018. The cash used in investing activities consisted $19.5 million in capital expenditures primarily related to additional fixturing costs at department stores, as well as improvements and remodels of our retail stores, and $9.9 million in funding the remaining obligation of our investment in Fabco Holding B.V.

Cash from Financing Activities

Net cash provided by financing activities was $292.8 million for the nine months ended October 31, 2018, primarily as a result of the net proceeds of $297.6 million in borrowings under the revolving credit facility partially offset by taxes paid for net share settlements.

Financing Needs

We believe that our cash on hand and cash generated from operations, together with funds available under our revolving credit facility, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10‑K for the year ended January 31, 2018 are those that depend most heavily on these judgments and estimates. As of October 31, 2018, there have been no material changes to our critical accounting policies, other than the adoption of recent accounting standards as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10‑K for the year ended January 31, 2018.

Item 4.         Controls and Procedures.

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended January 31, 2018 (the “Annual Report”) and in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of October 31, 2018. The risks described in our Annual Report on Form 10‑K and in the Quarterly Report on Form 10‑Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2018.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2018.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2018.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended October 31, 2018.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 6, 2018	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 6, 2018	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer