Form 10-K
period 2019-01-31
G III APPAREL GROUP LTD /DE/
filed 2019-03-28
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 0‑18183

G-III APPAREL GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 512 Seventh Avenue, New York, New York (Address of principal executive offices)	41‑1590959 (I.R.S. Employer Identification No.) 10018 (Zip Code)

Registrant’s telephone number, including area code:

(212) 403‑0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of   “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act)  Yes ☐ No ☒

As of July 31, 2018, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $2,069,366,515.

The number of outstanding shares of the registrant’s Common Stock as of March 25, 2019 was 48,708,410.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 13, 2019, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10‑K or incorporated by reference into this Annual Report on Form 10‑K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors” and the following:

•	our dependence on licensed products;
•	our dependence on the strategies and reputation of our licensors;
•	costs and uncertainties with respect to expansion of our product offerings;
•	the performance of our products at retail and customer acceptance of new products;
•	retail customer concentration;
•	risks of doing business abroad;
•	price, availability and quality of materials used in our products;
•	the need to protect our trademarks and other intellectual property;
•	risks relating to our retail business;
•	dependence on existing management;
•	our ability to make strategic acquisitions and possible disruptions from acquisitions;
•	need for additional financing;
•	seasonal nature of our business;
•	our reliance on foreign manufacturers;
•	the need to successfully upgrade, maintain and secure our information systems;
•	data security or privacy breaches;
•	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
•	the effects of competition in the markets in which we operate, including from e-commerce retailers;
•	the redefinition of the retail store landscape in light of widespread retail store closings and the bankruptcy of a number of prominent retailers;
•	consolidation of our retail customers;
•	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
•	additional legislation and/or regulation in the United States or around the world;
•	our ability to import products in a timely and cost effective manner;
•	our ability to continue to maintain our reputation;
•	fluctuations in the price of our common stock;
•	potential effect on the price of our common stock if actual results are worse than financial forecasts;
•	the effect of regulations applicable to us as a U.S. public company; and
•	our ability to successfully implement our business strategies to realize the anticipated benefits of the acquisition of Donna Karan International Inc. (“DKI”).

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part I of this Form 10‑K under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WEBSITE ACCESS TO REPORTS

Our website is www.g-iii.com. We make available, free of charge, on our website (under the heading “Investors”) our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10‑K. Information relating to our corporate governance, including copies of our Code of Ethics and Conduct, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investors.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, 31st Floor, New York, New York 10018. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2019 is referred to as “fiscal 2019.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

All share and per share data in this Annual Report on Form 10‑K have been retroactively adjusted to reflect our two-for-one stock split effected on May 1, 2015.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We are not only licensees, but also brand owners, and we distribute our products through multiple channels of distribution including brick and mortar and online channels.

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Starter and over 150 U.S. colleges and universities. We also sell products under private retail labels for retailers such as Costco, Ross Stores and Nordstrom.

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Nordstrom, TJX Companies, Ross Stores and Burlington. We also sell our products over the web through retail partners such as macys.com and nordstrom.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

We also distribute apparel and other products through our own retail stores. Substantially all of our DKNY, Wilsons Leather and G.H. Bass stores are operated as outlet stores. As of January 31, 2019, we operated 139 Wilsons Leather stores, 111 G.H. Bass stores, 42 DKNY stores, 11 Karl Lagerfeld Paris stores and 5 Calvin Klein Performance stores, of which 300 were located in the continental United States and 8 are located internationally. Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris each operates its own online store. In addition, as of January 31, 2019, Vilebrequin products were distributed through 96 company-operated stores, as well as through 68 franchised locations and e-commerce stores in Europe and the United States.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products under brands licensed by us from third parties and sales of products under our own brands and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include royalty revenues from license agreements related to trademarks owned by the DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc businesses.

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites for the DKNY, Donna Karan, Wilsons Leather, G.H. Bass and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

•	Owning brands: We now own a portfolio of proprietary brands, including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. Owning our own brands is advantageous to us for several reasons:

-

We can realize significantly higher operating margins because we are not required to pay licensing fees on sales by us of our proprietary products and can also generate licensing revenues (which have no related cost of goods sold) for classes of products not manufactured by us.

-	There are no channel restrictions, permitting us to market our products internationally, and to utilize a variety of different distribution channels, including online and off-price channels.
-	We are able to license our proprietary brands in new categories and geographies to best in class licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

•

Focusing on our five global power brands: While we sell products under more than  30 licensed and proprietary brands, five global power brands anchor our business: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. Each of these brands has substantial name recognition and is well-known in the marketplace. We believe each brand also provides us with significant growth opportunities.

•

Expanding our international business: We continue to expand our international business and enter into new markets worldwide. We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses.

•

Increasing online business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to increase the sale of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning and distribution. We believe that consumers are increasingly engaging with brands through online channels, and that this trend will continue to grow in the coming years. The five global power brands that serve as the anchor of our business position us to be the direct beneficiaries of this trend, whether by continuing to leverage our partnerships with the online businesses operated by our licensors and major retailers to facilitate customer engagement or by building out our own online capabilities.

•

Reducing the losses in our retail business: We are also focusing on significantly reducing the losses of our retail business with the goal of attaining profitability by terminating or renegotiating long-term leases as they come up for renewal, implementing cost-cutting initiatives, revising our merchandising strategies and repurposing certain Wilsons and G.H. Bass stores for our Karl Lagerfeld Paris or DKNY brands. We also hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers.

The ongoing development of the DKI businesses serves as a pillar of our strategic efforts. The acquisition of DKI added two proprietary power brands to our growing portfolio and the ability to expand our footprint globally, while enabling us to compete more effectively in omni-channel retail. The acquisition of DKI fit squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We believe that DKNY and Donna Karan are two of the most iconic and recognizable power brands and that we are well positioned to unlock their potential, resulting in a much bigger opportunity than their previous management had realized. We are focusing on the expansion of the DKNY brand, while continuing to re-establish Donna Karan and other associated brands. We are leveraging our demonstrated ability to drive organic growth and develop talent throughout our company to maximize the potential of the DKNY and Donna Karan brands.

In fiscal 2018 and fiscal 2019, we restructured and repositioned the DKNY and Donna Karan brands.  We re-launched the DKNY apparel line and also re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. These steps began paying off in the second half of fiscal 2018 and through fiscal 2019. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We believe there is untapped global licensing and distribution potential for these brands and intend to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees. We are committed to making DKNY the premier fashion and lifestyle brand.

We also entered into a joint venture to produce and market women’s and men’s apparel and accessories under a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The operators of the joint venture were formerly executives of Tommy Hilfiger and were instrumental in the expansion of the Tommy Hilfiger brand in China.    This joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The joint venture commenced operations in the second half of fiscal 2018 and was operating approximately 50 points of sale as of January 31, 2019.

The acquisition of DKI was not our only recent important strategic initiative. We have continually expanded our relationship with Calvin Klein, our most important license relationship representing over $1 billion of our sales in fiscal 2019. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. We subsequently added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, men’s and women’s swimwear, women’s handbags and small leather goods and luggage, as well as to operate Calvin Klein Performance retail stores in the United States.

We have continued to expand our partnership with the Karl Lagerfeld Paris brand as we now design, source and produce women’s apparel, women’s handbags, men’s apparel and women’s and men’s footwear. We have expanded our licensing relationship with Tommy Hilfiger which includes all women’s apparel categories (excluding intimates, sleepwear and accessories) in the United States and Canada. This expansion complemented our other Tommy Hilfiger licenses for men’s and women’s outerwear and luggage.

Competitive Strengths

We believe that retailers today are seeking resources with the size and power to partner effectively on all aspects of the supply chain, from design, sourcing and quality control to logistics and warehousing. We believe that G-III is a partner of choice in these endeavors, and that we are able to capitalize on the following competitive strengths to expand our position as an all-season diversified apparel company:

Broad portfolio of recognized brands.  In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of more than 30 licensed and proprietary brands anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We believe we are a licensee of choice for well-known brands, as demonstrated by our partnerships with such brands as Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers that have built a loyal following of both fashion-conscious consumers and retailers who desire high quality, well designed products. In addition to our licensed brands, we own a number of proprietary brands, including DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J and Jessica Howard. Our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major department stores and retailers to select us as a designer and manufacturer for their own private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women's	Men's	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Tommy Hilfiger	Tommy Hilfiger	Major League Baseball
Karl Lagerfeld Paris	Karl Lagerfeld Paris	National Basketball Association
Guess?	Guess?	National Hockey League
Kenneth Cole	Kenneth Cole	Touch by Alyssa Milano
Cole Haan	Cole Haan	Collegiate Licensing Company
Levi's	Levi's	Starter
Vince Camuto	Dockers	Alliance of American Football
Kensie

Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Andrew Marc	G-III for Her
Andrew Marc	Marc New York
Marc New York	Vilebrequin
Vilebrequin	G. H. Bass
G. H. Bass	Black Rivet
Eliza J	Wilsons
Jessica Howard
Wilsons

Diversified distribution base.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 2,000 customers, including a cross section of retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Lord & Taylor and Saks Fifth Avenue divisions, Nordstrom, TJX Companies, Ross Stores and Burlington, as well as membership clubs such as Costco and Sam’s Club. We also sell to pure play online retail partners such as Amazon and Fanatics. Our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations.

In addition to selling our products through a diverse range of other retailers, our store network provides us with our own retail channel. We recognize that the retail landscape continues to evolve, and we are changing our retail strategy to significantly reduce our losses with the goal of attaining profitability in this segment. We are in the process of executing a turn-around of this segment of our business, including the termination and renegotiation of long-term leases as they come up for renewal, overall cost cutting, improved merchandising strategies and re-purposing certain Wilsons Leather and G.H. Bass stores for our Karl Lagerfeld Paris and/or DKNY brands. We have hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment.

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

Leadership position in the wholesale business.  As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, sourcing and marketing apparel has enabled us to build strong customer relationships and to become one of the leading dress and sportswear suppliers in the United States over the past several years. We have also expanded into other women’s and men’s apparel categories, as well as to non-apparel categories such as handbags, footwear, small leather goods, cold weather accessories and luggage.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 20 years, Neal S. Nackman, our Chief Financial Officer, has been with us for 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 15 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions and several joint ventures over the last 14 years, while also adding numerous new licenses and licensed products.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for more than 25 years. In August 2018, we renewed our license agreements with Guess? for an additional five-year term and in September 2018, we renewed our license agreement with Kenneth Cole for an additional four-year term. We also recently extended our license agreements with the National Hockey League through 2022 and for the Starter brand through 2023. Further, in November 2018, we were granted an additional five-year renewal option for our Vince Camuto dress license, through 2025.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2023	None
Calvin Klein (Women's outerwear)	December 31, 2023	None
Calvin Klein (Women's dresses)	December 31, 2023	None
Calvin Klein (Women's suits)	December 31, 2023	None
Calvin Klein (Women's performance wear)	December 31, 2023	None
Calvin Klein (Women's better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Women's performance retail)	December 31, 2023	None
Calvin Klein (Men's and women's swimwear)	December 31, 2023	None
Cole Haan (Men's and women's outerwear)	December 31, 2020	December 31, 2025
Dockers (Men's outerwear)	November 30, 2021	None
Guess/Guess? (Men's and women's outerwear)	December 31, 2023	None
Guess/Guess? (Women's dresses)	December 31, 2023	None
Karl Lagerfeld Paris (Women's and men's apparel, women's handbags, women's and men's footwear)	December 31, 2020	December 31, 2030
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2022	December 31, 2025
Kensie (Women's sportswear, dresses, suits, activewear and sweaters)	January 31, 2021	None
Levi's (Men's and women's outerwear)	November 30, 2021	None
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2021	December 31, 2025
Tommy Hilfiger (Luggage)	December 31, 2020	None
Tommy Hilfiger (Women's apparel)	December 31, 2021	December 31, 2025
Vince Camuto (Women's dresses)	December 31, 2020	December 31, 2025
Team Sports Licenses
Collegiate Licensing Company	December 31, 2019	None
Major League Baseball	December 31, 2019	None
National Basketball Association	September 30, 2020	None
National Football League	March 31, 2020	None
National Hockey League	June 30, 2022	None
Starter	December 31, 2023	December 31, 2028

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

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide. Most recently, we acquired DKI, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands.

DKNY and Donna Karan

The DKI business has a portfolio of some of the world’s most iconic fashion brands, including DKNY and Donna Karan. First launched in 1984, DKI designed, sourced, marketed, retailed, and distributed collections of women’s and men’s clothing, sportswear, accessories and shoes under the DKNY and Donna Karan brand names until it was acquired by G-III in 2016.

Based on DKNY’s and Donna Karan’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop a strong licensing and distribution base. We believe that the DKNY brand has the potential for significant growth. In addition, other areas for growth include the relaunch of Donna Karan, as well as increased licensing revenues. We expect sales growth across many categories of the business.

During fiscal 2019, we mutually agreed with Macy’s to end their exclusivity with respect to our DKNY brand. While we plan to expand the reach of this brand into additional department stores in North America, we expect Macy’s to remain a significant customer of DKNY products and play a major part in DKNY’s growth initiatives.

Our DKNY products are designed to provide a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DKNY brand DNA and emphasize a strong price-value relationship. We believe that DKNY has the potential to be the premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and international brand partners and distributors.

We believe that the Donna Karan brand offers significant growth potential. We re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores located in the United States, such as Dillard’s, Lord & Taylor, Saks Fifth Avenue, Nordstrom and Bloomingdales, as well as fine department stores internationally.

The acquisition of DKI provided us an opportunity to expand our online retail channels. We believe there are significant opportunities to focus and enhance the DKNY and Donna Karan websites, prudently expand retail stores over the long term, including through conversion of stores within the existing G-III retail base, and capitalize on industry relationships to ensure premium placement for certain product categories in department and other retail stores nationwide.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 90 countries around the world. Vilebrequin has also licensed its brand internationally for a denim line. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2019, Vilebrequin products were distributed through 96 company-operated stores, plus e-commerce websites in each of Europe and the United States, as well as through 68 franchised locations and e-commerce stores and select wholesale distribution.

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

Licensing of Proprietary Brands

As our portfolio of propriety brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands. Our licensing program has significantly increased as a result of owning the DKNY and Donna Karan brands.

We currently license the DKNY and Donna Karan brands for a broad array of products in the U.S. and internationally including fragrance, hosiery, intimates, eyewear, jewelry, home furnishings and sleepwear. The DKNY brand is licensed in the U.S. and internationally for children’s clothing, watches and men’s tailored clothing. We have strong relationships with category leading license partners, including Estee Lauder, Fossil, PVH Corp. (“PVH”) and Hanesbrands. We have also licensed DKNY and Donna Karan’s men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. Further, we license the DKNY brand in North America for the following product categories: men’s sportswear, men’s dress shirts, men’s neckwear, men’s underwear, men’s loungewear, small leather goods, women’s belts and cold weather accessories and the DKNY and Donna Karan brands in North America for socks. Most recently, we licensed DKNY men’s underwear, men’s loungewear, men’s swimwear and men’s socks in Europe, the UK and Russia. We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We currently license the G.H. Bass brand for the wholesale distribution of men’s, women’s and children’s footwear, boy’s tailored clothing, men’s sportswear, men’s socks and women’s hosiery, and men’s accessories and small leather goods and home furnishings.

We currently license the Vilebrequin brand internationally for a denim line.

We currently license the Andrew Marc brand in North America for men’s and boy’s tailored clothing.

Retail Operations

We are a national retailer of outerwear, apparel, footwear and accessories in the United States. As of January 31, 2019, our retail operations segment consisted of 308 leased retail stores, of which 139 are stores operated under our Wilsons Leather name, 111 are stores operated under our G.H. Bass brand, 42 stores are operated under our DKNY brand, 11 stores are operated under the licensed Karl Lagerfeld Paris brand and 5 stores are operated under the licensed Calvin Klein Performance brand. Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris each operates its own online store.

Substantially all of our Wilsons Leather, G.H. Bass and DKNY stores are operated as outlet stores and located in larger outlet centers. Wilsons Leather stores average approximately 3,690 square feet, G.H. Bass stores average approximately 5,900 square feet and DKNY stores average approximately 3,740 square feet. Given the current retail environment, we are focusing on significantly reducing our losses in our retail business with the goal of attaining profitability by allowing leases to expire as they come up for renewal if we are unable to satisfactorily renegotiate the terms of those leases. We also hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. In addition, we continue to evaluate our operating expenses, revise our merchandising strategy and repurpose certain Wilsons Leather and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We intend to continue our program of store count reduction and of increasing the efficiency and productivity of our retail operations.

At January 31, 2018, we operated 367 retail stores across our Wilsons Leather, G.H. Bass, DKNY, Karl Lagerfeld Paris and Calvin Klein Performance brands. At January 31, 2019, the store count for these brands had decreased to 308 locations. We expect to further reduce our store count and anticipate closing an additional approximately 40 to 45 stores by the end of fiscal 2020.

Our Wilsons Leather retail stores primarily sell men’s and women’s outerwear and accessories. Outerwear sold in our Wilsons Leather stores includes both products sold to the retail operations segment by G-III’s wholesale operations segment, as well as products sourced by the retail operations segment. Accessories are purchased from third parties. All of our G.H. Bass outlet stores offer G.H. Bass casual and dress shoes for men and women and most of our G.H. Bass stores also carry G.H. Bass apparel for men and women, including tops, bottoms and outerwear, as well as accessories such as handbags, wallets, belts and travel gear. Our DKNY stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center, as well as four regional distribution centers, to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

We sell our products over the web through retail partners such as macys.com and nordstrom.com, each of which has a substantial online business. As e-commerce sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We also sell our Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

Products — Development and Design

G-III designs, sources and markets women’s and men’s apparel at a wide range of retail price points. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market footwear and accessories including women’s handbags, small leather goods, cold weather accessories, and luggage.

G-III’s licensed apparel consists of both women’s and men’s products in a broad range of categories. See “Wholesale Operations — Licensed Products” above. Our strategy is to seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels. We also offer a wide range of products under our own proprietary brands.

We work with a diversified group of retail chains, such as Costco, Ross Stores and Nordstrom in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom-made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Manufacturing and Sourcing

G-III wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in China and, to a lesser extent, in Vietnam, Indonesia, Jordan, India, Bangladesh, Pakistan, Myanmar, Sri Lanka, Singapore, Cambodia, and Central and South America. Vilebrequin’s products are manufactured primarily in Bulgaria, Morocco, Tunisia, Turkey, China, and Italy. A small portion of our garments are manufactured in the United States. We continue to make efforts to diversify production away from China and implement strategies to further diversify our production base.

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

To facilitate better service for our customers and accommodate the volume of manufacturing in the Far East, we also have a subsidiary in Hong Kong. Our Hong Kong subsidiary supports third party production of products on an agency fee basis and acts as an agent for substantially all of our production. Our China and Hong Kong offices monitor production at manufacturers’ facilities to ensure quality control, compliance with our specifications and timely delivery of finished garments to our distribution facilities and, in some cases, direct to our customers.

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

Corporate Social Responsibility

Our business has been built on family values and the belief that with hard work, conviction and a commitment to the greater good we could redefine what is possible. While we have always worked to create value for our stakeholders, we also seek to be a positive force in making our industry and our communities better. Our goals are simple: to Engage Our People,  Protect Our Environment, and Invest in Our Communities.

•

Engage Our People -  With more than 9,000 employees across the globe, G-III’s greatest asset is our people. We have worked hard to create an environment of inclusion and diversity globally that extends to our employees as well as those who work in our contracted factories. As of January 31, 2019, approximately 55 percent of our top management positions are held by women. We collaboratively work with our license partners and various social compliance organizations to advocate for greater accountability and transparency in our supply chain and support worker well-being programs in our contracted factories.

•

Protect Our Environment - We are seeking to reduce our impact on the environment by focusing on sustainability initiatives in our operations and throughout our supply chain. We are commencing several programs to reduce our consumption of energy, paper and plastics.

•

Invest in Our Communities – The importance of community is woven into our DNA. Our philanthropic efforts span a range of causes, including health and wellness, education and development, and corporate citizenship. We also work with a number of organizations that provide financial assistance, housing, clothing and employment counseling to underserved women and families. We donate to numerous nonprofit organizations and our employees provide many hours of volunteer support.

We are committed to embedding these principles into our business and better engaging our employees and those who work in our contracted factories, protecting our environment and supporting our communities while accepting our responsibility to be a good corporate citizen.

Customs and Import Restrictions

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for textile apparel and the imposition of export duties. United States Customs duties on our textile apparel presently range from duty free to 32%, depending upon the type of fabric used, how the garment is constructed and the country of export. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels, as well as quota restrictions. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the tariffs imposed on steel and aluminum and the imposition of tariffs on goods imported from China, could adversely affect our business. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 2,000 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and, to a lesser extent, through our DKNY, Donna Karan, Wilsons Leather, G.H. Bass, Vilebrequin and Andrew Marc websites, the Karl Lagerfeld Paris website, and the websites of our retail partners such as Macy’s, Nordstrom, Amazon and Fanatics.

Sales to our ten largest customers accounted for 69.7% of our net sales in fiscal 2019 compared to 63.2% of our net sales in fiscal 2018 and 64.1% of our net sales in fiscal 2017. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 24.8% of our net sales in fiscal 2019 compared to 22.2% of our net sales in fiscal 2018 and 21.8% of our net sales in fiscal 2017. In addition, sales to TJX Companies accounted for an aggregate of 12.4% of our net sales in fiscal 2019. The loss of either of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also market our products in Canada, Central America, South America, Europe, the Middle East and the Far East, which, on a combined basis, accounted for approximately 13.7% of our net sales in fiscal 2019 compared to 12.1% of our net sales in fiscal 2018.

Our products are sold primarily through our direct sales force along with our principal executives who are also actively involved in the sale of our products. Some of our products are also sold by independent sales representatives located throughout the United States. The Canadian market is serviced by a sales and customer service team based both in the United States and in Canada. Vilebrequin products are sold through a direct sales force primarily located across Europe. Sales outside of the United States and Canada may be managed by our salespeople located in our sales offices in Europe or Asia depending on the customer.

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

Marketing efforts by Wilsons Leather and G.H. Bass are primarily focused on increasing store traffic and then converting customers to buyers. This goal is mainly accomplished through our customer relations programs, local advertising and mall marketing promotions along with marketing initiatives through the Internet, social media and public relations support. We continue to revitalize and build the G.H. Bass heritage brand through products featuring new design and comfort technology, improved assortments and additional category licenses.

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

As e-commerce sales of apparel continue to increase, we are developing initiatives to increase our digital presence through our own web sites and through the websites of our retail partners. We are working closely with our retail partners to provide consumers with a high quality viewing experience for our products. We are also working to increase our e-commerce sales through marketing, social influencers and other online drivers of sales.

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth quarter. Net sales during the third and fourth quarter accounted for approximately 61% of our net sales in fiscal 2019, 62% of our net sales in fiscal 2018 and 54% of our net sales in fiscal 2017. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We also use the licensed Calvin Klein and Karl Lagerfeld Paris brands in our retail operations segment. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

Employees

As of January 31, 2019, we employed approximately 4,100 employees on a full-time basis and approximately 3,300 employees on a part-time basis. During our peak retail selling season from October through January, we employed approximately 2,400 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

G-III is a party to an agreement with a labor union. As of January 31, 2019, this agreement covers approximately 440 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2020. As successor to the Donna Karan Company LLC (“DKC”), G-III is also subject to DKC’s agreement with the same union. The Donna Karan agreement covers approximately 26 full time employees, most of whom work in their warehouse in New Jersey. This agreement is currently in effect through May 31, 2019.

As successor to DKC, G-III is also subject to DKC’s agreement with another labor union. As of January 31, 2019, this agreement covers approximately 3 of our full-time employees, who work as tailors and sample makers in our New York offices.  The agreement is currently in effect through May 31, 2019.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	68	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	59	Vice Chairman, President and Director
Wayne S. Miller	61	Chief Operating Officer and Secretary
Neal S. Nackman	59	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	42	Executive Vice President and Director

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

ITEM 1A.    RISK FACTORS.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10‑K. Any of the following risks could materially adversely affect our business, our prospects, our operating results, our financial condition, the trading prices of our securities and the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations.

Risk Factors Relating to Our Wholesale Operations

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2019, net sales of licensed product accounted for 57.4% of our net sales compared to 58.6% of our net sales in fiscal 2018 and 60.7% of our net sales in fiscal 2017.

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

We strive to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies and designers. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability. In addition, as licensed products may be personally associated with designers, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

Any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.

We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH. We have three different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. Net sales of these two brands owned by PVH constituted approximately 46% of our net sales in both fiscal 2019 and fiscal 2018. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our failure to realize the benefits of the DKI business in a timely and cost-efficient manner could affect our results of operations.

The success of the DKI acquisition will depend, in part, on our ability to fully realize the anticipated benefits of adding the DKNY and Donna Karan businesses to our portfolio. Prior to our acquisition, sales of the DKI business were decreasing. The DKI business incurred significant net losses in the time period prior to our acquisition, as well after our acquisition in the two months of our fiscal 2017 year and in fiscal 2018.  In addition, at the time of the acquisition, DKI’s retail operations were generating losses and experiencing declines in comparable store sales, sales per square foot and gross margins. To realize the anticipated benefits of the transaction, we must increase sales of DKNY and Donna Karan products and improve the DKNY retail operations. Any failure to timely realize these anticipated benefits could have a material adverse effect on our results of operations and financial position. These efforts will also require substantial commitments of management time and attention and other resources, which could otherwise have been allocated to different uses that may have been beneficial to our business.

Our business and the success of our products could also be harmed if we are unable to maintain or enhance the images of our proprietary brands.

Our success has also been due to the growth of our proprietary brands, their favorable images and our customers’ connection to our brands. Our acquisition of DKI and its DKNY and Donna Karan brands further expanded our portfolio of proprietary brands that also includes G.H. Bass, Vilebrequin and Andrew Marc, among others. If we are unable to timely and appropriately respond to changing consumer demand, the value and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider the image of our brands to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future.

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

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 69.7% of our net sales in fiscal 2019, 63.2% of our net sales in fiscal 2018 and 64.1% of our net sales in fiscal 2017, with the Macy’s Inc. group accounting for approximately 24.8% of our net sales in fiscal 2019 compared to 22.2% of our net sales in fiscal 2018 and 21.8% of our net sales in fiscal 2017. In addition, TJX Companies accounted for approximately 12.4% of our net sales in fiscal 2019. We expect that these customers will continue to provide a significant percentage of our sales as they are important customers of our products. Consolidation in the retail industry could increase the concentration of our sales to our largest customers. A number of large department or discount store groups, including Macy’s and Lord & Taylor, have announced their intention to close a significant number of stores. This reduction in store count could adversely affect our results of operations.

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

Our retail operations segment reported an operating loss of $49.0 million in fiscal 2019 and $49.1 million in fiscal 2018. The retail landscape continues to evolve and, as a result, we are implementing a  retail turnaround strategy in an attempt to significantly reduce the losses in our retail business with the goal of attaining profitability in our retail operations segment. We are in the process of executing a turnaround strategy of this segment of our business, including termination or renegotiation of long-term leases as they come up for renewal, overall cost cutting, improved merchandising strategies for our Wilsons and G.H. Bass store chains and re-purposing certain Wilsons and G.H. Bass stores for our Karl Lagerfeld Paris or DKNY brands. We also hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. We need to successfully implement this strategy in order to significantly reduce the losses of our retail business with the goal of attaining profitability in our retail operations segment and there is no assurance that we can do so.

We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results.  We recorded impairments related to our retail operations of $2.8 million in fiscal 2019, $6.5 million in fiscal 2018 and $10.5 million in fiscal 2017. These impairment charges may increase as we continue to evaluate our retail operations segment. The recording of additional impairments in the future may have a material adverse impact on our business and financial results.

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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2019, our outlet stores continued to experience a reduction in consumer traffic, which adversely affected the results of our retail operations segment. Our outlet stores benefit from the ability of a mall’s other tenants and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of outlet malls as shopping destinations. Changes in areas around our existing retail locations, including the type and nature of the other retailers located near our stores, that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected. A reduction in outlet mall traffic as a result of these or other factors could materially adversely affect our business.

Our ability to successfully operate retail stores depends on many factors.

Our ability to successfully operate our retail stores depends on many factors, including, among others, our ability to:

•	negotiate acceptable lease terms, including desired rent and tenant improvement allowances;
•	achieve brand awareness, affinity and purchase intent in our markets;
•	achieve increased sales and gross margins at our stores;
•	hire, train and retain store associates and field management;
•	assimilate store associates and field management into our corporate culture; and
•	source and supply sufficient inventory levels.

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

Our e-commerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

We are investing in our e-commerce business and seeking to increase the amount of business derived from our e-commerce operations. The successful operation and expansion of our e-commerce business, as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits, depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include:

•

the failure of the computer systems, including those of third-party vendors, that operate our e-commerce sites including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;

•	disruptions in telecom service or power outages;
•	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;
•	rapid technology changes;
•	the failure to deliver products to customers on-time or to satisfy customers’ expectations;
•	credit or debit card fraud;
•	natural disasters or adverse weather conditions;
•	changes in applicable federal, state and international regulations;
•	liability for online content; and
•	consumer privacy concerns and regulation.

Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations.

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

We are subject to rules relating to the processing of credit card payments. Failure to comply with these rules could result in an ability to process payments which would adversely affect our retail business.

Because we process and transmit payment card information, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. We are required by payment card network rules to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the payment card network rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract the management team of our retail business and require it to undertake costly and time consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Further, changes in technology and processing procedures may result in changes to the Card Rules. Such changes may require us to make significant investments in operating systems and technology that may impact our business. Failure to keep up with changes in technology could result in the loss of business. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.

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

We own 49% in each of two joint ventures, one with respect to the Karl Lagerfeld brand in the United States, Mexico and Canada and one with respect to the use of the DKNY and Donna Karan brands in China. We may enter into additional joint ventures in the future. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

We have incurred a significant amount of debt, which could adversely affect us.

Our indebtedness significantly increased as a result of the acquisition of DKI. We are a party to a $650 million senior secured asset-based revolving credit facility, which replaced our previous $450 million facility, and a $300 million senior secured term loan facility (“Term Facility”) (collectively, the “Bank Debt”). In addition to the indebtedness under the Bank Debt, we also incurred $125 million of debt pursuant to a junior lien secured note in favor of LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”). The increase in the amount of our outstanding debt could adversely affect us by decreasing our business flexibility and increasing our borrowing costs. The Bank Debt contains certain restrictive covenants imposing operating and financial restrictions on us. These covenants restrict our ability and the ability of certain of our subsidiaries, among other things, to: incur or guarantee indebtedness; incur liens; pay dividends or repurchase stock; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers; prepay certain other indebtedness; or make investments. The revolving credit facility also requires us to comply with certain financial covenants.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our revolving credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our revolving credit facility; and interest rate fluctuations. Interest rates increased in fiscal 2018 and 2019 and may continue to increase in fiscal 2020. We cannot predict the effect of increasing interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2019, we were in compliance with the financial covenants in our revolving credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternate reference rate, may increase interest expense under our Bank Debt or future bank borrowings.

LIBOR, the London interbank offered rate, is frequently used to determine interest rates under bank borrowings. Our Bank Debt uses LIBOR or an alternate base rate (as defined in our loan agreements) to determine the interest paid under borrowings pursuant to our Bank Debt. The financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Our current revolving credit facility extends through December 2021 and our term loan extends through December 2022. We will need to extend or replace our revolving credit facility prior to its expiration and may need to do so as well with respect to our term loan. At this time, it is not possible to predict the effect on the cost of our borrowings under our Bank Debt or under any other debt we may incur in addition to or as a replacement for any of our Bank Debt as a result of the possible elimination of LIBOR or changes to the manner in which LIBOR is calculated.

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

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarter. Net sales during the third and fourth quarter accounted for approximately 61% of our net sales in fiscal 2019, 62% of our net sales in fiscal 2018 and 54% of our net sales in fiscal 2017. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Vilebrequin, Andrew Marc, G.H. Bass and Wilsons businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

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

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. We sourced 14.4% of our purchases in fiscal 2019 and 14.7% of our purchases in fiscal 2018 from one vendor in China. We sourced 23.9% (13.6% and 10.3%) of our purchases in fiscal 2017 from two vendors in China. The loss of these vendors or a disruption in receipt of products from these vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Our arrangements with foreign manufacturers are subject to the usual risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, mostly in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from China represented approximately 61.5% of our inventory purchased in fiscal 2019, 65.1% of our inventory purchased in fiscal 2018 and 72.0% of our inventory purchased in fiscal 2017. In the past, the Chinese government has reduced tax rebates to factories for the manufacture of textile and leather garments. The rebate reduction resulted in factories seeking to recoup more of their costs from customers, resulting in higher prices for goods imported from China. This tax rebate has been reinstated in certain instances. However, new or increased reductions in this rebate would cause an increase in the cost of finished products from China which could materially adversely affect our financial condition and results of operations.

Heightened terrorism security concerns could subject imported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan and Vilebrequin businesses. The economic situation in Europe is still recovering and economic performance remains uncertain. There is still some concern that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

Changes in tax legislation or exposure to additional tax liabilities could impact our business.

We are subject to income taxes in the United States and other jurisdictions. Our domestic and international tax liabilities are dependent on the allocation of revenue and expenses in various jurisdictions. Significant judgement is required in determining our global provision for income taxes. Changes in the U.S. federal, state, and international tax legislations can have an adverse impact on our income tax liabilities and effective tax rate. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our results of operations.

Our future effective tax rate could be adversely affected by a variety of factors, including changes in our business operations, changes in tax laws or rulings, or developments in government tax examinations. A number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including an examination of our existing transfer pricing policies. Adverse outcomes from examinations may lead to adjustments to our income tax liabilities or provisions for uncertain tax position reserves.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act ("TCJA") was enacted in the United States. The TCJA introduced significant changes to U.S. income tax law that have had a beneficial impact on our financial position and effective tax rate. Accounting for the income tax effects of the U.S. Tax Reform Act and subsequent guidance issued required complex calculations to be performed and significant judgments in interpreting the new legislation. Additional guidance may be issued on how the TCJA provisions will impact state and local taxation, which could have an adverse impact on our results of operations.

We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have an adverse impact on our results of operations.

We are subject to risks associated with international operations.

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan and Vilebrequin businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

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

The apparel and accessories industry has been impacted by tariffs implemented by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018, and are initially in the amount of 10% of the merchandise cost to us.  The level of additional tariffs on these product categories was scheduled to increase to 25% beginning January 1, 2019 and other tariffs on a broader range of apparel and accessory products are also under consideration. The United States government has postponed the increase in tariffs to 25% while the U.S. and China seek to resolve their trade and related differences. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. The significant majority of the products that we sell in the United States are manufactured in China. Potential tariffs on products imported by us from China would increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. Actions or statements by the President of the United States or other members of his administration may provide further clarification as to whether the current 10% tariff increase will continue, whether the 25% increase will take effect in the future and what other products may become subject to additional tariffs. These additional tariffs may apply to apparel, handbags, footwear and other items imported by us from China.

The President of the United States has, at times, threatened to institute even wider ranging tariffs on all goods imported from China. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to actual or threatened tariffs on products imported from China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how the recently enacted tariffs will impact our business.  Tariffs on products imported by us from China could have a material adverse effect on our business and results of operations.

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

We secured a bond to guarantee payment in the amount of CAD$26.9 million ($20.9 million) in March 2018, representing customs duty and interest that is claimed to be owed by us through December 31, 2017. In March 2018, we amended the duties filed for the month of January 2018 in accordance with the new valuation method. This amount was paid to the

CBSA. Beginning February 1, 2018, we began paying duties in Canada on imported goods based on the price paid or payable by the Canadian retail customers. Duties paid on the higher dutiable value are not being charged as an expense in our statement of operations, but are being recorded as a deferred expense until the appeal process is concluded.

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

Our use and handling of personally identifiable data is regulated at the international, federal and state levels. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain additional rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of GDPR could result in significant penalties. The regulatory environment surrounding information security and privacy is increasingly demanding. California recently adopted a new regulation called the California Consumer Privacy Act (“CCPA”) that is effective January 1, 2020, with enforcement expected to begin between January 1, 2020 and July 1, 2020. CCPA provides broad rights to California consumers with respect to the collection and use of their information by businesses. We are reviewing our operations to determine our obligations under CCPA. The California law could lead to similar laws in other U.S. states or at a national level. Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. If we fail to comply with these laws and regulations, we could be subjected to legal risk. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially.

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including volatility in the financial and credit markets, may adversely affect our business.

Economic conditions have affected, and in the future may adversely affect, the apparel industry and our major customers. Economic conditions have, at times, led to a reduction in overall consumer spending, which could have an adverse impact on sales of our products. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity. A significant adverse change in a customer’s financial and/or credit position could also require us to sell fewer products to that customer, assume greater credit risk relating to that customer’s receivables or could limit our ability to collect receivables related to previous purchases by that customer. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Macy’s, JC Penney and Kohl’s, as well as other store chains, have announced their intention to close stores. Bon-Ton Stores, a customer of ours for many years, filed for bankruptcy last year and closed all of its stores. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to outerwear or other apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

As previously discussed, the U.S. presidential administration has imposed retaliatory duties against China, and threatened to impose additional duties, in order to reverse what it perceives as unfair trade practices that have negatively impacted manufacturing in the U.S. The administration has also discussed the implementation of other duties that would impose an additional tax on imported goods regardless of origin. It is possible that the United States may impose new trade or other initiatives that adversely affect the trading status of countries where our apparel is manufactured and such initiatives could include retaliatory duties, higher tariffs or other trade sanctions. The administration has indicated it may make modifications to international trade policy or agreements or engage in other restrictive trade practices that may have the effect of reducing the amount or increasing the cost of imported goods. Changes in existing trade agreements or imposition of tariffs on our products imported from China or other countries could have a material adverse effect on our operations and financial results.

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

As of March 25, 2019, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 7.9% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. As a result, he may have the ability to control the outcome on matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. He also may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2016 and March 25, 2019, the market price of our common stock has ranged from a low of $18.00 to a high of $55.89 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

•	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;
•	a shortfall in revenues or net income from that expected by securities analysts and investors;
•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
•	announcements concerning our competitors;
•	changes in product pricing policies by our competitors or our customers;
•	changes in tariff and trade policies;
•	general conditions in our industry; and
•	general conditions in the securities markets.

Our actual financial results might vary from our publicly disclosed financial forecasts.

From time to time, we publicly disclose financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report on Form 10‑K and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts, the price of our common stock may decline.

If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.

As of January 31, 2019, we had goodwill, trademarks and other intangibles in an aggregate amount of $743.3 million, or approximately 34% of our total assets and approximately 63% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKI. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually during the fourth quarter of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.

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

The internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10‑K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. Discovery and disclosure of a material weakness in our internal control over financial reporting could have a material impact on our financial statements and could cause our stock price to decline.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that have required, and continue to require, the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with Dodd-Frank requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. For example, we are subject to SEC disclosure obligations relating to our use of minerals that have a risk of being so-called “conflict minerals” such as columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a number of our products.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our significant offices, sales showrooms, distribution centers and warehouses, all of which are leased, consist of:

Location	Property Type	Lease Expiration	Renewal Option	Square Footage
500 and 512 Seventh Avenue, New York City	Corporate Office and showrooms	March 2023 / March 2028	5-year	313,000
Dayton, New Jersey	Distribution center	January 2025	-	385,000
Jamesburg, New Jersey	Distribution center	December 2020	5-year	783,000
Brooklyn Park, Minnesota	Retail operations office, warehouse and distribution facility	April 2022	-	301,000
Carlstadt, New Jersey	Distribution center	April 2024	10-year	197,000
240 West 40th Street, New York City	Office and showroom	July 2020	-	144,000

Retail Stores

As of January 31, 2019, we operated 404 leased store locations, of which 139 are Wilsons Leather retail stores, 111 are G.H. Bass retail stores, 96 are Vilebrequin retail stores, 42 are DKNY stores, 11 are Karl Lagerfeld Paris stores and 5 are Calvin Klein Performance retail stores.

Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between three and ten years in duration.

Our leases expire at varying dates through 2029. During fiscal 2019, we entered into 22 new store leases, renewed 60 store leases and terminated or allowed 76 store leases to expire. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 61 stores located in Europe, 27 stores located in the United States and 8 stores located in Asia. DKNY has 34 stores located in the United States, 4 stores located in Canada and 4 stores located in Europe.

The following table indicates the periods during which our retail leases expire.

Number of
Fiscal Year Ending January 31,	Stores
2020	115
2021	63
2022	44
2023	35
2024 and thereafter	147
Total	404

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

In March 2018, G-III Canada secured a bond to guarantee payment to the CBSA for the additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, we amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, we began paying duties based on the new valuation method.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock

The Nasdaq Global Select Market is the principal United States trading market for our common stock. Our common stock is traded under the symbol “GIII”.

On March 25, 2019, there were 20 holders of record and, we believe, approximately 22,000 beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2019:

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
November 1 - November 30, 2018	—	$—	—	$5,000,000
December 1 - December 31, 2018	723,072	28.09	723,072	4,276,928
January 1 - January 31, 2019	25,434	35.18	—	4,276,928
	748,506	$31.64	723,072	$4,276,928

(1)

In December 2015, our Board of Directors reapproved and increased a previously authorized share repurchase program from the 3,750,000 shares remaining under that plan to 5,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

(2)	Included in this table are shares withheld during January 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2014 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2014 — January 31, 2019)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2019, 2018, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2017, 2016 and 2015, and our audited consolidated statements of income for the years ended January 31, 2016 and 2015 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

We consolidate the accounts of all of our wholly-owned subsidiaries. KL North America B.V. (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures, each of which is 49% owned by us. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada and Fabco operates the DKNY/Donna Karan business in China. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by us. KLH holds the worldwide rights to the Karl Lagerfeld brand. We account for these three investments using the equity method of accounting. Our Vilebrequin subsidiary, KLNA, KLH and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA, KLH and Fabco are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2019, the results of Vilebrequin, KLNA, KLH and Fabco are included for the year ended December 31, 2018. The Company’s retail stores report results on a 52/53‑week fiscal year for the retail operations segment. The Company’s year ended January 31, 2018 was a 53-week fiscal year for the retail operations segment. All other years presented were a 52-week fiscal year for the retail operations segment.

The operating results of DKI have been included in our financial statements since December 1, 2016, the date of acquisition.

	Consolidated Income Statement Data
	Year Ended January 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Net sales	$3,076,208	$2,806,938	$2,386,435	$2,344,142	$2,116,855
Cost of goods sold	1,969,099	1,752,199	1,545,107	1,505,504	1,359,596
Gross profit	1,107,109	1,054,739	841,328	838,638	757,259
Selling, general and administrative expenses	834,763	855,247	704,436	628,762	571,990
Depreciation and amortization	38,819	37,783	32,481	25,392	20,374
Asset impairment	2,813	7,884	10,480	—	—
Operating profit	230,714	153,825	93,931	184,484	164,895
Other income (loss)	(2,960)	(1,413)	(580)	1,340	11,488
Interest and financing charges, net	(43,924)	(42,363)	(15,589)	(6,691)	(7,942)
Income before income taxes	183,830	110,049	77,762	179,133	168,441
Income tax expense	45,763	47,925	25,824	64,800	59,450
Net income	138,067	62,124	51,938	114,333	108,991
Add: Loss attributable to noncontrolling interest	—	—	—	—	1,370
Net income attributable to G-III	$138,067	$62,124	$51,938	$114,333	$110,361
Basic earnings per share	$2.81	$1.27	$1.12	$2.52	$2.55
Weighted average shares outstanding - basic	49,140	48,820	46,308	45,328	43,298
Diluted earnings per share	$2.75	$1.25	$1.10	$2.46	$2.48
Weighted average shares outstanding - diluted	50,274	49,750	47,394	46,512	44,424

	Consolidated Balance Sheet Data
	Year Ended January 31,
	2019	2018	2017	2016	2015
	(In thousands)
Working capital	$673,107	$612,434	$567,519	$657,636	$557,703
Total assets	2,208,058	1,915,177	1,851,944	1,184,070	1,043,761
Long-term debt	386,604	391,044	461,756	—	—
Total stockholders' equity	1,189,009	1,120,689	1,021,236	888,128	761,258

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2019 is referred to as “fiscal 2019.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We are not only licensees, but also brand owners, and we distribute our products through multiple brick and mortar and online channels.

While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 69.7% of our net sales in 2019, 63.2% of our net sales in fiscal 2018 and 64.1% of our net sales in fiscal 2017.

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

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc.

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a limited number of Calvin Klein Performance and Karl Lagerfeld Paris stores.

Recent Transactions

We have acquired businesses that have broadened our product offerings and expanded our ability to serve different tiers of distribution. Our acquisitions and joint ventures are part of our strategy to expand our product offerings and increase the portfolio of proprietary and licensed brands that we offer through different tiers of retail distribution.

DKNY/Donna Karan

In December 2016, we acquired Donna Karan International Inc. (“DKI”) from LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) for a total purchase price of approximately $674 million, after taking into account certain adjustments. DKI owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands. The acquisition of DKI fit squarely into our strategy to diversify and expand our business and to increase our ownership of brands. We are focusing on the expansion of the DKNY brand, while also re-establishing Donna Karan and other associated brands. We are leveraging our demonstrated ability to drive organic growth, identify and integrate acquisitions and develop talent throughout the organization to maximize the potential of the DKNY and Donna Karan brands. We are committed to making DKNY the premier fashion and lifestyle brand.

In fiscal 2018 and fiscal 2019, we restructured and repositioned the DKNY and Donna Karan brands. We re-launched the DKNY apparel line and also re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. These steps began paying off in the second half of fiscal 2018 and through fiscal 2019. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We believe there is untapped global licensing potential for these brands and intend to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees.

In August 2017, we entered into a joint venture to produce and market women’s and men’s apparel and accessories under a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The operators of the joint venture were formerly executives of Tommy Hilfiger and were instrumental in the expansion of the Tommy Hilfiger brand in China. The joint venture was funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we contributed an aggregate of $10.0 million. This joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The joint venture commenced operations in the second half of fiscal 2018 and was operating approximately 50 points of sale as of January 31, 2019.

Karl Lagerfeld Paris

In June 2015, we acquired a 49% interest in a joint venture that holds the brand rights to the Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand for consumer products (with certain exceptions) and apparel in the United States, Canada and Mexico. We were also the first licensee of the joint venture, having been granted a license for women’s apparel, women’s handbags, women’s and men’s footwear, and certain men’s apparel categories in the territory.

In February 2016, we acquired a 19% minority interest in the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. This investment expanded the partnership between us and the owners of the Karl Lagerfeld brand and helped to extend their business development opportunities on a global scale. The business plan for this entity includes developing its wholesale business and further developing out its online presence.

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 25 years. Sales of licensed products accounted for 57.4% of our net sales in fiscal 2019, 58.6% of our net sales in fiscal 2018 and 60.7% of our net sales in fiscal 2017.

Our most significant licensor is Calvin Klein with whom we have ten different license agreements. We have also entered into distribution agreements with respect to Calvin Klein luggage in a number of countries in Asia, Europe and North America.

We also have a significant relationship with Tommy Hilfiger that has grown in recent years. We have an expanded license agreement with Tommy Hilfiger for womenswear in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim was in addition to our licenses in the United States and Canada for Tommy Hilfiger men’s and women’s outerwear and luggage.

In February 2018, we expanded the product offerings under our Karl Lagerfeld Paris license to include men’s apparel (previously men’s outerwear only) and men’s footwear in North America. These expanded product categories are in addition to our North America rights for Karl Lagerfeld Paris women’s apparel, women’s footwear and women’s handbags, all of which are produced and distributed pursuant to a long-term license agreement.

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

Retail Operations

Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. As of January 31, 2019, we leased 308 retail stores, of which 139 are stores operated under our Wilsons Leather name, 111 are stores operated under our G.H. Bass brand, 42 stores are operated under our DKNY brand, 11 stores are operated under the licensed Karl Lagerfeld Paris brand and 5 stores are operated under the licensed Calvin Klein Performance brand. Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris each operates its own online store.

Given the current retail environment, we are focusing on significantly reducing the losses of our retail business with the goal of attaining profitability. Our strategy includes termination or renegotiation of long-term leases as they come up for renewal, implementing cost-cutting initiatives, revising our merchandising strategy and repurposing certain Wilsons and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We also hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. We have already eliminated approximately $5.0 million of annualized expenses and salaries from our retail office support functions. In addition, we intend to continue our program of store count reduction and to increase the efficiency and productivity of our retail operations. At January 31, 2018, we operated 367 retail stores across our Wilsons, G.H. Bass, DKNY, Karl Lagerfeld Paris and Calvin Klein Performance brands. At January 31, 2019, the store count for these brands had decreased to 308 locations. We expect to further reduce our store count and anticipate closing an additional approximately 40 to 45 stores by the end of fiscal 2020.

Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them. In addition, consumer shopping preferences have continued to shift from physical stores to online shopping and retail traffic remains under pressure.  All of these factors have led to a more promotional retail environment along with aggressive markdowns in an attempt to offset declines caused by a reduction in physical store traffic.

We sell our products over the web through retail partners such as macys.com and nordstrom.com, each of which has a substantial online business. As e-commerce sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our e-commerce business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the bankruptcy of Bon-Ton last year. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Tariffs

The apparel and accessories industry has been impacted by tariffs implemented by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018, and are initially in the amount of 10% of the merchandise cost to us.  The level of additional tariffs on these product categories was scheduled to increase to 25% beginning January 1, 2019 and other tariffs on a broader range of apparel and accessory products are also under consideration.  The United States government has postponed the increase in tariffs to 25% while the U.S. and China seek to resolve their trade and related differences. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. The majority of the products that we sell in the United States are manufactured in China. Potential tariffs on products imported by us from China would increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us.

Tariffs imposed during fiscal 2019 on products imported by us from China primarily impacted our handbag and leather outerwear categories. These categories represented approximately 7% of our net sales in fiscal 2019. Accordingly, tariffs imposed during fiscal 2019 had a minimal impact on our results of operations for fiscal 2019.

If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs.  We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including diversifying our sourcing network by arranging to move some production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands. Because of the uncertainties involved with respect to the amount of tariffs that may be applicable, the products to which any additional tariffs will be applied and the results of our mitigation efforts, we cannot estimate at this point the effect of an increase in tariffs on our results of operations for fiscal 2020.

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

Revenue Recognition

On February 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606 – Revenue From Contracts With Customers (“ASC 606”) using the modified retrospective method as of January 31, 2018. Under ASC 606, wholesale revenue is recognized when control transfers to the customer. We consider control to have been transferred when we have transferred physical possession of the product, we have a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Variable consideration includes trade discounts, end of season markdowns, sales allowances, cooperative advertising, return liabilities and other customer allowances. Under ASC 606, we estimate the anticipated variable consideration and record this estimate as a reduction of revenue in the period the related product revenue is recognized. Prior to adopting ASC 606, certain components of variable consideration were recorded at a later date when the liability was known or incurred.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. Customer refund liabilities were recorded as a reduction to accounts receivable prior to the adoption of ASC 606. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

We recognize retail sales when the customer takes possession of the goods and tenders payment, generally at the point of sale. E-commerce revenues from customers through our e-commerce platforms are recognized when the customer takes possession of the goods. Our sales are recorded net of applicable sales taxes.

Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances. Under ASC 606, we now classify cooperative advertising as a reduction of net sales. Previously, cooperative advertising was recorded in selling, general and administrative expenses.

Royalty revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.

Accounts Receivable

In the normal course of business, we extend credit to our wholesale customers based on pre-defined credit criteria. Accounts receivable, as shown on our consolidated balance sheet, are net of an allowance for doubtful accounts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings, extensive delay in payment or substantial downgrading by credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions.

Estimated costs associated with trade discounts, advertising allowances, markdowns, and reserves for returns are reflected as a reduction of net sales. Under ASC 606, all of these reserves, which constitute variable consideration, are classified as current liabilities under “Customer refund liabilities”. Prior to ASC 606, these reserves were part of the allowances netting against accounts receivable. We reserve against known chargebacks, as well as for an estimate of potential future deductions by customers. These provisions result from seasonal negotiations with our customers as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

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

Goodwill and Intangible Assets

ASC Topic 350 – Intangibles – Goodwill and Other (“ASC 350”) requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test in the fourth fiscal quarter of each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. In connection with the change in our reportable segments and according to ASC 350, we reassessed the reporting units for goodwill impairment purposes. We identified two reporting units, which are wholesale operations and retail operations. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The evaluation consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing a qualitative evaluation, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to our book value and macroeconomic conditions affecting our business. In performing a quantitative evaluation, to estimate the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge. In fiscal 2019, we performed a qualitative evaluation and, in both fiscal 2018 and 2017, we performed a quantitative evaluation.

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

In accordance with ASC 350, in the first step of our goodwill impairment review, we compare the fair value of the wholesale operations reporting unit to our carrying value. If the fair value of the reporting unit exceeds our carrying value, goodwill is not impaired and no further testing is required. In fiscal 2018, we wrote off $0.7 million of the goodwill associated with the retail operations segment as a result of the performance of the retail operations segment. In fiscal 2019, we performed a qualitative evaluation where we considered the measurable performance of the wholesale operations reporting unit, our stock price and market capitalization and the current macroeconomics regarding the retail industry where our products are sold. In fiscal 2018, we performed a quantitative evaluation where we estimated the fair value of the reporting units using a weighting of fair values derived most significantly from the market approach and, to a lesser extent, from the income approach. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360 — Property, Plant and Equipment, we annually evaluate the carrying value of our long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment would be equal to the amount by which the carrying value of the assets exceeded its fair value.

In fiscal 2019, we recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2018, we recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, we recorded a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores.

In fiscal 2017, we recorded a $10.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of the performance at these stores.

Equity Awards

All share-based payments to employees, including grants of restricted stock units and employee stock options, are recognized in the consolidated financial statements as compensation expense over the service period (generally the vesting period) based on their fair values. Restricted stock units that do not have market performance conditions are valued based on the quoted market price on date of grant. Restricted stock units with market conditions are valued with the assistance of a valuation expert. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.

Results of Operations

The following table sets forth our operating results as a percentage of our net sales for the fiscal years indicated below:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.0	62.4	64.7
Gross Profit	36.0	37.6	35.3
Selling, general and administrative expenses	27.1	30.5	29.5
Depreciation and amortization	1.3	1.3	1.4
Asset impairments	0.1	0.3	0.4
Operating profit	7.5	5.5	4.0
Other loss	(0.1)	(0.1)	—
Interest and financing charges, net	(1.4)	(1.5)	(0.7)
Income before income taxes	6.0	3.9	3.3
Income tax expense	1.5	1.7	1.1
Net income	4.5%	2.2%	2.2%

Year ended January 31, 2019 (“fiscal 2019”) compared to year ended January 31, 2018 (“fiscal 2018”)

Net sales for fiscal 2019 increased to $3.08 billion from $2.81 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.72 billion from $2.45 billion in the comparable period last year. This increase is primarily the result of an $130.3 million increase in net sales of our DKNY and Donna Karan product and a $123.0 million increase in net sales of Tommy Hilfiger licensed products. The increase in sales of DKNY/Donna Karan product was primarily related to having a full year of sales of DKNY women’s dresses, sportswear, and footwear product lines designed and sourced by us, as well as the new suits, men’s and women’s outerwear and luggage product lines. The increase in sales of Tommy Hilfiger product was primarily related to denim, dresses, sportswear, performance wear, and men’s and women’s outerwear. Net sales of Karl Lagerfeld Paris products increased by $31.2 million primarily related to the sportswear, footwear, men’s and women’s outerwear and handbags. Net sales of Calvin Klein product increased $12.6 million primarily related to dresses and men’s and women’s outerwear. These increases were offset, in part, by a $20.7 million decrease in net sales of our licensed sports division and a $20.5 million decrease in net sales of our Jessica Howard and Eliza J line of products.

Net sales of our retail operations segment decreased to $476.8 million from $502.5 million in the same period last year. Our retail operations report on a 52/53 week fiscal year. Net sales decreased by $6.9 million as a result of fiscal 2018 containing 53 weeks compared to 52 weeks in fiscal 2019. Net sales from our G.H. Bass store chain decreased by $22.3 million and net sales from our Wilsons store chain decreased by $6.7 million, excluding the impact of the 53rd week in fiscal 2018.  These declines were partially offset by an increase in net sales from our DKNY retail stores of $10.3 million, excluding the impact of the 53rd week in fiscal 2018. Same store sales increased by 16.9% at DKNY retail stores. Same store sales decreased by 3.7% at G.H. Bass and by 1.6% at Wilsons. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 367 at January 31, 2018 to 308 at January 31, 2019.

Gross profit was $1.11 billion, or 36.0% of net sales, for the fiscal year ended January 31, 2019, and $1.05 billion, or 37.6% of net sales, last year. The gross profit in our wholesale operations segment was $879.6 million, or 32.4% of net sales, for the fiscal year ended January 31, 2019, and $803.9 million, or 32.8% of net sales, last year. The gross profit percentage in our wholesale operations segment was negatively impacted by unfavorable product mix and the reclassification of cooperative advertising from selling, general and administrative expenses to a reduction in net sales beginning in fiscal 2019 in connection with the adoption of ASC 606. The gross profit percentage in our wholesale operations segment was positively impacted by an increase in licensing revenue for which there is no associated costs of goods sold. Our retail operations segment gross profit percentage was 47.7% for the fiscal year ended January 31, 2019 compared to 49.9% for the same period last year. This decrease is primarily the result of a decrease in the gross profit percentage of our DKNY retail stores compared to the same period last year.

Selling, general and administrative expenses decreased to $834.8 million in fiscal 2019 from $855.2 million in fiscal 2018. Prior to the adoption of the guidance in ASC 606, cooperative advertising, relating to our participation in the advertising initiatives of our customers, was recorded under selling, general and administrative expenses. Under ASC 606, cooperative advertising expenses of $27.7 million in fiscal 2019 is recorded as a reduction to net sales. In fiscal 2018, $27.7 million of cooperative advertising was included in selling, general and administrative expenses. The Company recorded increased personnel costs of $1.7 million. Personnel expenses increased primarily as a result of an increase in bonus expense of $9.7 million resulting from higher income generated in our wholesale division offset, in part, by reduced personnel expenses as a result of store closures. Advertising costs increased by $6.3 million compared to the same period last year due to an increase in advertising purchased to promote the brands we own, increased advertising fees paid under many of our license agreements that are based on a percentage of net sales of licensed products, and an increase in expenses related to additional digital marketing initiatives. Third party warehouse expenses increased $3.9 million due to increased shipping volume. Facility expenses decreased $3.7 million primarily as a result of store closures.

Depreciation and amortization increased to $38.8 million in fiscal 2019 from $37.8 million in the prior year. The increase in expense is due to capital expenditures during the current year.

In fiscal 2019, we recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and DKNY stores as a result of the performance at these stores. In fiscal 2018, we recorded a $7.9 million impairment charge. This impairment charge included (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores, (ii) a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores and (iii) a $0.7 million write-off of goodwill related to the retail operations segment as a result of the performance of the retail operations segment.

Other loss increased to $1.4 million in fiscal 2019 from $1.0 million in fiscal 2018 as a result of greater foreign currency losses recorded for fiscal 2019. In addition, there were increased losses in our unconsolidated entities in fiscal 2019 compared to fiscal 2018.

Interest and financing charges, net for fiscal 2019, were $43.9 million compared to $43.5 million for the prior year. The increase is due to higher interest rates, offset, in part, by lower average borrowings.

Income tax expense for fiscal 2019 was $45.8 million compared to $47.9 million for the prior year. Our effective tax rate was 24.9% in fiscal 2019 compared to 43.6% in the prior year. This decrease in our effective tax rate is primarily the result of the reduction of the corporate tax rate from 35% to 21% as a result of the TCJA. Our effective tax rate in fiscal 2018 included a provisional charge recorded related to the enactment of the TCJA as discussed below.

On December 22, 2017, the TCJA was signed into law making significant changes to the Internal Revenue Code. Changes included a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with TCJA, we recorded $6.9 million as additional income tax expense in the fourth quarter of fiscal 2018, the period in which the legislation was enacted. The additional income tax expense was comprised of approximately $3.3 million related to the transition tax and approximately $4.4 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional impacts were primarily related to the state tax impact of the prorated reduced federal tax rate.   Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the TCJA.  December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to TCJA, which resulted in an immaterial impact to our overall results of operations.

Year ended January 31, 2018 (“fiscal 2018”) compared to year ended January 31, 2017 (“fiscal 2017”)

Net sales for fiscal 2018 increased to $2.81 billion from $2.39 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.45 billion from $2.01 billion in the comparable period last year. Net sales from our DKNY and Donna Karan product lines accounted for $230.9 million in fiscal 2018 compared to $16.6 million in fiscal 2017 when we operated the business for only two months. The increase in net sales of our wholesale operations segment was also a result of a $138.6 million increase in net sales of Tommy Hilfiger licensed products primarily from our denim, women’s sportswear and women’s outerwear product categories, which were recently launched, as well as an increase in net sales in the men’s outerwear and dresses categories. The increase in net sales was also driven by a $85.7 million increase in net sales of Calvin Klein licensed products, primarily from dresses and women’s performance wear, and a $34.2 million increase in net sales of Karl Lagerfeld Paris licensed products. These increases are offset, in part, by a $38.3 million decrease in net sales of private label products and a $15.7 million decrease in net sales of Jessica Simpson licensed products, for which the license agreement was terminated in June 2017.

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

In fiscal 2018, we recorded a $7.9 million impairment charge. This impairment charge included (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores, (ii) a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores and (iii) a $0.7 million write-off of goodwill related to the retail operations segment as a result of the performance of the retail operations segment. In fiscal 2017, we recorded a $10.5 million impairment charge with respect to leasehold improvements and furniture and fixtures at certain of our Wilsons and G.H. Bass stores as a result of poor performance in these stores.

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

Income tax expense for fiscal 2018 was $47.9 million compared to $25.8 million for the prior year. Our effective tax rate was 43.6% in fiscal 2018 compared to 33.2% in the prior year. This increase in our effective tax rate is mainly a result of the provisional charges relating to the enactment of the Tax Cuts and Jobs Act (“TCJA”) as further discussed below and a reduced tax benefit in fiscal 2018 of $1.4 million compared to a $3.1 million tax benefit realized in fiscal 2017 in connection with the vesting of equity awards subsequent to the adoption of ASU 2016‑09.

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

Amended and Restated Credit Agreement

On December 1, 2016, we entered into an amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinanced, amended and restated the credit agreement in effect prior to the acquisition of DKI (the “prior credit agreement”). The prior credit agreement provided for borrowings of up to $450 million and was due to expire in August 2017.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. As of January 31, 2019, interest under the ABL Credit Agreement was being paid at the average rate of 3.77% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the new revolving credit facility, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the credit agreement also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2019, the Company was in compliance with these covenants.

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

Maturity and Interest Rate

The Term Loan will mature in December 2022. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of January 31, 2019, interest under the Term Loan was being paid at the average rate of 7.48% per annum.

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

Optional Prepayment

The Term Loans may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest. On December 1, 2016, we prepaid $50.0 million of the outstanding balance of the loan. We paid a fee of $0.5 million to the lenders in connection with this prepayment.

Mandatory Prepayment

The Term Loans are required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan Credit Agreement within certain specified deadlines.

The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2019, we were not required to make a prepayment based on excess cash flow.

Change of Control

The occurrence of specified change of control events constitute an event of default under the Term Loan Credit Agreement.

Certain Covenants

The term loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of January 31, 2019 the Company was in compliance with these covenants.

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

We incurred significant additional debt in connection with our acquisition of DKI. We had no borrowings outstanding under the ABL Credit Agreement at January 31, 2019 and had $12.0 million in borrowings outstanding under the ABL Credit Agreement at January 31, 2018. In addition, we had $300.0 million in borrowings outstanding under the Term Loan Credit Agreement at both January 31, 2019 and 2018. Our contingent liability under open letters of credit was approximately $14.8 million at January 31, 2019 and $6.4 million at January 31, 2018. In addition to the amounts outstanding under these two loan agreements, at January 31, 2019 and 2018, we had $125 million of face value principal amount outstanding under the LVMH Note.

Issuance of Shares of Common Stock

As part of the purchase price for the acquisition of DKI, we issued to LVMH 2,608,877 shares of our common stock. These shares were valued at $28.748 per share, which price per share is the volume weighted average price of our common stock on the Nasdaq Stock Market over the five consecutive trading days ended November 30, 2016. The shares were issued pursuant to the exemption from registration provided under Regulation D and Section 4(a)(2) of the Securities Act, as a transaction with a single, sophisticated investor not involving a public offering.

Investment in Fabco Holding B.V.

In August 2017, we entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. We own 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture was funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, we contributed an aggregate of $10.0 million. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2019 and 2018.

Investment in Karl Lagerfeld Holding B.V.

In February 2016, we acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. We paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment is intended to expand the partnership between us and the owners of Karl Lagerfeld and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates in our Consolidated Balance Sheets at January 31, 2019 and 2018.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. During the quarter ended January 31, 2019, pursuant to this program, we acquired 723,072 of our shares of common stock for an aggregate purchase price of $20.3 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of March 25, 2019, we had approximately 48,708,410 shares of common stock outstanding.

Cash from Operating Activities

At January 31, 2019, we had cash and cash equivalents of $70.1 million. We generated $103.8 million of cash from operating activities in fiscal 2019, primarily as a result of our net income of $138.1 million, a $177.1 million increase in customer refund liabilities, non-cash depreciation and amortization of $38.8 million and non-cash share-based compensation of $19.7 million. These increases were offset, in part, by a $207.9 million increase in accounts receivable, a $48.0 million increase in prepaid expenses and other current assets, and a $23.6 million increase in inventories.

The changes in accounts receivable and customer refund liabilities are mainly the result of the adoption of ASC 606. The adoption of ASC 606 resulted in recognizing the cumulative effect adjustment to the opening balance of retained earnings and classifying, on a prospective basis, the reserves for variable consideration from accounts receivable to customer refund liabilities. The adoption of ASC 606 also resulted in the classification, on a prospective basis, of the carrying value of the inventory return asset from inventories to prepaid expenses and other current assets. Excluding the impact of ASC 606, accounts receivable would have increased approximately 10%, which is consistent with our sales growth, and inventory would have increased approximately 12%.  Inventory levels at DKNY have grown consistent with the launch and development of new product lines and we received inventory earlier in fiscal 2019 in anticipation of the Chinese New Year shutdown of certain of the factories of certain of our suppliers.

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

In connection with the purchase agreement, G-III and LVMH agreed to make an election under Section 338(h)(10) of the Internal Revenue Code, which would allow us to step up the basis in the assets acquired. We had initially estimated that the benefit from this election would be in excess of $10 million annually. This benefit will be realized over a fifteen-year period if we have taxable income in the United States in an amount greater than $40 million per year. However, with the enactment of the TCJA, our estimated benefit is approximately $6 million annually reflecting the change to our federal tax rate.

Cash from Investing Activities

In fiscal 2019, we used $37.3 million of cash in investing activities.  The cash used in investing activities consisted of $29.2 million in capital expenditures primarily related to additional fixturing costs at department stores, as well as improvements and remodels of our retail stores, and $9.9 million for funding the remaining obligation of our investment in Fabco Holding B.V.

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

Cash from Financing Activities

In fiscal 2019, we used $38.0 million of cash in financing activities. We used $20.3 million of cash to repurchase 723,072 shares of our common stock under our share repurchase program, $12.0 million to reduce net borrowings under our revolving credit facility and $5.7 million for taxes paid with respect to net share settlements.

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

Recent Accounting Pronouncements

See Note A.18 – Effects of Recently Adopted and Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our Consolidated Financial Statements when adopted.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2019, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$433.2	$94.1	$149.4	$109.7	$80.0
Minimum royalty payments (1)	478.2	154.2	187.3	136.7	—
Long-term debt obligations (2)	425.0	—	—	425.0	—
Purchase obligations (3)	11.4	11.4	—	—	—
Total	$1,347.8	$259.7	$336.7	$671.4	$80.0

(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)

Includes $300.0 million related to our Term Loan that will mature in 2022 and $125.0 million in face principal amount of the note issued to LVMH payable in 2023. We had no borrowings outstanding under our revolving credit facility as of January 31, 2019.

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

Our sales from the non-U.S. operations of Vilebrequin and DKI could be affected by currency fluctuations, primarily relating to the Euro. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. However, we believe that the risks related to these fluctuations are not material due to the low volume of transactions by us that are denominated in currencies other than the U.S. dollar.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our Term Loan and our revolving credit facility. We borrow under our revolving credit facility to support general corporate purposes, including capital expenditures and working capital needs. Interest rates increased in fiscal 2018 and 2019 and any increase in interest rates by the Federal Reserve in fiscal 2020 will result in a further increase in our interest expense under our Term Loan and revolving credit facility. Based on the outstanding balances of our Term Loan and our revolving credit facility as of January 31, 2019, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $3.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F‑1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2019, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2019, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of our independent auditors appear on pages F‑2 and F‑3 of this Form 10‑K and express unqualified opinions on the consolidated financial statements and the effectiveness of our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a code of ethics and business conduct, or Code of Ethics and Conduct, which applies to all of our employees, our principal executive officer, principal financial officer, principal accounting officer controller and persons performing similar functions. Our Code of Ethics and Conduct is located on our Internet website at www.g-iii.com under the heading “Corporate Governance.” Any amendments to, or waivers from, a provision of our Code of Ethics and Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions will be disclosed on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10‑K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 13, 2019, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Executive Officers of the Registrant” in Item 1 in this Form 10‑K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2019, the last day of fiscal 2019, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2019.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,874,130 (1)	$15.70 (2)	717,381
Equity compensation plans not approved by security holders	—	—	—
Total	1,874,130 (1)	$15.70 (2)	717,381 (3)

(1)

Includes outstanding awards of 1,821,619 shares of Common Stock issuable upon vesting of restricted stock units (‘‘RSUs’’) and stock options for 55,311 shares of common stock. Outstanding stock options have a weighted average exercise price of $15.70 and a weighted average remaining term of 1.95 years.

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

The Financial Statements and Financial Statement Schedules are listed in the accompanying index to consolidated financial statements beginning on page F‑1 of this report. All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements or are not applicable and therefore have been omitted.

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.6(b), 10.6 (c), 10.6 (d), 10.6(e), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.8, 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.12, 10.13, 10.13(a), 10.14, 10.15 and 10.16.

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
10.2

Amended and Restated Credit Agreement, dated as of December 1, 2016, among G-III Leather, Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc, and The Donna Karan Company Store, LLC, as Borrowers, the other Borrowers party thereto, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

		8-K	000-18183	12/6/2016
10.2(a)	Credit Agreement dated as of December 1, 2016, among G-III, the other loan parties thereto, the lenders party thereto and Barclays Bank PLC, as the Administrative Agent.	8-K	000-18183	12/6/2016
10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (21st, 22nd, 23rd, 24th and 36th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(e)

Sixth Amendment of Lease, dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors).

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

		10-K (2018)	000-18183	4/2/2018
10.4(h)

Ninth Amendment of Lease, dated May 14, 2018, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 26th, 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors at 512 Seventh Avenue and 2nd and Part of 3rd at 500 Seventh Avenue).

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.6(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.6(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.6(c)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.	8-K	000-18183	10/28/2014
10.6(d)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on April 12, 2019.	8-K	000-18183	5/14/2015
10.6(e)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on June 12, 2020.	8-K	000-18183	5/14/2015
10.7	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	12/14/2016

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.7(a)	Form of Restricted Stock Unit Agreement for December 10, 2015 restricted stock unit grants.	8-K	000-18183	12/14/2015
10.7(b)	Form of Restricted Stock Unit Agreement for January 27, 2017 restricted stock unit grants.	8-K	000-18183	1/31/2017
10.7(c)	Form of Restricted Stock Unit Agreement for March 28, 2017 restricted stock unit grants.	8-K	000-18183	3/17/2017
10.7(d)	Form of Restricted Stock Unit Agreement for April 26, 2018 restricted stock unit grants.	8-K	000-18183	4/30/2018
10.8	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.9	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.9(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.9(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.9(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013
10.9(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.10 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.10 (b)*	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	—	—	—
10.11	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.12	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.	8-K	000-18183	1/14/2013
10.13(a)	Amendment to Employment Agreement and Executive Transition Agreement, dated as of December 9, 2016, between G-III and Wayne S. Miller.	8-K	000-18183	12/14/2016
10.14	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.15	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.16	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.17	Lease, dated August 1, 2006, between 240 West 40th LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
10.18	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2019.	—	—	—
101.INS*	XBRL Instance Document.	—	—	—
101.SCH*	XBRL Schema Document.	—	—	—
101.CAL*	XBRL Calculation Linkbase Document.	—	—	—
101.DEF*	XBRL Extension Definition.	—	—	—
101.LAB*	XBRL Label Linkbase Document.	—	—	—
101.PRE*	XBRL Presentation Linkbase Document.	—	—	—

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

ITEM 16.    FORM 10‑K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-III APPAREL GROUP, LTD.

By:	/s/ Morris Goldfarb
Morris Goldfarb,
Chief Executive Officer

March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 28, 2019
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 28, 2019
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 28, 2019
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 28, 2019
Thomas J. Brosig

/s/ Alan Feller	Director	March 28, 2019
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 28, 2019
Jeffrey Goldfarb

/s/ Jeanette Nostra	Director	March 28, 2019
Jeanette Nostra

/s/ Laura Pomerantz	Director	March 28, 2019
Laura Pomerantz

/s/ Allen Sirkin	Director	March 28, 2019
Allen Sirkin

/s/ Willem van Bokhorst	Director	March 28, 2019
Willem van Bokhorst

/s/ Cheryl Vitali	Director	March 28, 2019
Cheryl Vitali

/s/ Richard White	Director	March 28, 2019
Richard White

EXHIBIT INDEX

10.10(b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note A to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective February 1, 2018.

Basis for Opinion

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

March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 28, 2019

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2019	2018
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$70,138	$45,776
Accounts receivable, net of allowance for doubtful accounts of $0.9 million and $2.1 million, respectively	502,133	294,430 (1)
Inventories	576,383	553,323
Prepaid income taxes	8,308	15,058
Prepaid expenses and other current assets	96,933	51,014
Total current assets	1,253,895	959,601
Investments in unconsolidated affiliates	66,587	62,422
Property and equipment, net	86,407	97,857
Other assets, net	35,459	32,478
Other intangibles, net	42,404	46,405
Deferred income tax assets, net	22,427	11,439
Trademarks	439,742	442,265
Goodwill	261,137	262,710
Total assets	$2,208,058	$1,915,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$8,859	$19,748
Accounts payable	225,499	232,364
Accrued expenses	102,841	95,055
Customer refund liabilities	243,589	—
Total current liabilities	580,788	347,167
Notes payable, net of discount and unamortized issuance costs	386,604	391,044
Deferred income tax liabilities, net	15,128	15,888
Other non-current liabilities	36,529	40,389
Total liabilities	1,019,049	794,488

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,387 and 49,219 shares issued, respectively	264	245
Additional paid-in capital	464,112	451,844
Accumulated other comprehensive loss	(15,194)	(5,522)
Retained earnings	758,881	674,542
Common stock held in treasury, at cost - 678 and 106 shares, respectively	(19,054)	(420)
Total stockholders' equity	1,189,009	1,120,689
Total liabilities and stockholders' equity	$2,208,058	$1,915,177

(1)	Also, net of accrued returns of $61.2 million and sales discounts of $102.1 million.

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
	(In thousands, except per share amounts)
Net sales	$3,076,208	$2,806,938	$2,386,435
Cost of goods sold	1,969,099	1,752,199	1,545,107
Gross profit	1,107,109	1,054,739	841,328
Selling, general and administrative expenses	834,763	855,247	704,436
Depreciation and amortization	38,819	37,783	32,481
Asset impairments	2,813	7,884	10,480
Operating profit	230,714	153,825	93,931
Other loss	(2,960)	(1,413)	(580)
Interest and financing charges, net	(43,924)	(42,363)	(15,589)
Income before income taxes	183,830	110,049	77,762
Income tax expense	45,763	47,925	25,824
Net income	$138,067	$62,124	$51,938

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.81	$1.27	$1.12
Weighted average number of shares outstanding	49,140	48,820	46,308

Diluted:
Net income per common share	$2.75	$1.25	$1.10
Weighted average number of shares outstanding	50,274	49,750	47,394

Net income	$138,067	$62,124	$51,938
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,672)	22,200	(4,033)
Other comprehensive income (loss)	(9,672)	22,200	(4,033)
Comprehensive income	$128,395	$84,324	$47,905

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
	(In thousands)
Balance as of January 31, 2016	$229	$353,750	$(23,689)	$560,480	$(2,643)	$888,127
Equity awards exercised/vested, net	(2)	(892)	—	—	1,153	259
Share-based compensation expense	—	16,901	—	—	—	16,901
Taxes paid for net share settlements	—	(6,956)	—	—	—	(6,956)
Shares issued to LVMH in connection with DKI acquisition	26	74,974	—	—	—	75,000
Other comprehensive loss, net	—	—	(4,033)	—	—	(4,033)
Net income	—	—	—	51,938	—	51,938
Balance as of January 31, 2017	253	437,777	(27,722)	612,418	(1,490)	1,021,236
Equity awards exercised/vested, net	(8)	516	—	—	1,070	1,578
Share-based compensation expense	—	19,665	—	—	—	19,665
Taxes paid for net share settlements	—	(6,114)	—	—	—	(6,114)
Other comprehensive gain, net	—	—	22,200	—	—	22,200
Net income	—	—	—	62,124	—	62,124
Balance as of January 31, 2018	245	451,844	(5,522)	674,542	(420)	1,120,689
Equity awards exercised/vested, net	19	(1,595)	—	—	1,677	101
Share-based compensation expense	—	19,694	—	—	—	19,694
Taxes paid for net share settlements	—	(5,738)	—	—	—	(5,738)
Other comprehensive loss, net	—	(93)	(9,672)	—	—	(9,765)
Repurchases of common stock	—	—	—	—	(20,311)	(20,311)
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	138,067	—	138,067
Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$138,067	$62,124	$51,938
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	38,819	37,783	32,481
Asset impairments	2,813	7,884	10,480
Dividend received from unconsolidated affiliate	—	3,575	—
Equity loss in unconsolidated affiliates	1,543	454	27
Share-based compensation	19,694	19,665	16,901
Deferred financing charges and debt discount amortization	10,052	10,890	5,157
Deferred income taxes	5,404	4,078	(7,319)
Loss on disposal of fixed assets	128	2,922	3,201
Changes in operating assets and liabilities:
Accounts receivable, net	(207,877)	(29,947)	(29,310)
Inventories	(23,568)	(68,775)	12,633
Income taxes, net	(3,866)	11,284	14,233
Prepaid expenses and other current assets	(47,959)	(3,877)	(6,300)
Other assets, net	(6,237)	10,991	(10,863)
Customer refund liabilities	177,144	—	—
Accounts payable, accrued expenses and other liabilities	(328)	10,683	12,436
Net cash provided by operating activities	103,829	79,734	105,695

Cash flows from investing activities
Capital expenditures	(29,205)	(34,507)	(24,928)
Investment in unconsolidated affiliate	(9,951)	(49)	(35,432)
Return of capital from unconsolidated affiliate	1,470	—	—
Proceeds from sale of a retail store	354	644	—
Acquisition, net of cash acquired	—	—	(465,403)
Net cash used in investing activities	(37,332)	(33,912)	(525,763)

Cash flows from financing activities
Proceeds from term loan, net	—	—	283,204
Repayment of borrowings - new revolving credit facility	(2,315,935)	(2,018,892)	(413,282)
Proceeds from borrowings - new revolving credit facility	2,303,932	1,939,774	524,748
Repayment of borrowings - old revolving credit facility	—	—	(20,344)
Proceeds from exercise of equity awards	101	1,578	260
Purchase of treasury shares	(20,311)	—	—
Taxes paid for net share settlements	(5,738)	(6,114)	(6,955)
Net cash provided by (used in) financing activities	(37,951)	(83,654)	367,631
Foreign currency translation adjustments	(4,184)	3,651	(193)
Net increase (decrease) in cash and cash equivalents	24,362	(34,181)	(52,630)
Cash and cash equivalents at beginning of year	45,776	79,957	132,587
Cash and cash equivalents at end of year	$70,138	$45,776	$79,957

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$35,807	$31,644	$21,773
Income tax payments, net	44,045	32,934	18,915
Non-cash investment and financing activities:
Shares of common stock issued to LVMH in connection with the acquisition of DKI	$—	$—	$75,000
Note issued to LVMH in connection with the acquisition of DKI	—	—	125,000

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2019, 2018 and 2017

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the year ended December 31, 2018. The Company’s retail operations segment reports results on a 52/53‑week fiscal year. The Company’s years ended January 31, 2019 and 2017 were both 52‑week fiscal years for the retail operations segment. The Company’s year ended January 31, 2018 was a 53‑week fiscal year for the retail operations segment. For fiscal 2019, 2018 and 2017, the retail operations segment year end was February 2, 2019, February 3, 2018 and January 28, 2017, respectively.

2.  Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

3.  Revenue Recognition

On February 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606 – Revenue From Contracts With Customers (“ASC 606”) using the modified retrospective method as of January 31, 2018. Under ASC 606, wholesale revenue is recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Variable consideration includes trade discounts, end of season markdowns, sales allowances, cooperative advertising, return liabilities and other customer allowances. Under ASC 606, the Company estimates the anticipated variable consideration and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Prior to adopting ASC 606, certain components of variable consideration were recorded at a later date when the liability was known or incurred.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. Customer refund liabilities were recorded as a reduction to accounts receivable prior to the adoption of ASC 606. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

The Company recognizes retail sales when the customer takes possession of the goods and tenders payment, generally at the point of sale. E-commerce revenues from customers through the Company’s e-commerce platforms are recognized when the customer takes possession of the goods. The Company’s sales are recorded net of applicable sales taxes.

Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances. Under ASC 606, the Company now classifies cooperative advertising as a reduction of net sales. Previously, cooperative advertising was recorded in selling, general and administrative expenses.

Royalty revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.

4.  Accounts Receivable

In the normal course of business, the Company extends credit to its wholesale customers based on pre-defined credit criteria. Accounts receivable are net of an allowance for doubtful accounts. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings, extensive delay in payment or substantial downgrading by credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions.

Estimated costs associated with trade discounts, advertising allowances, markdowns, and reserves for returns are reflected as a reduction of net sales. Under ASC 606, all of these reserves, which constitute variable consideration, are classified as current liabilities under “Customer refund liabilities”. Prior to ASC 606, these reserves were part of the allowances netted against accounts receivable. The Company reserves against known chargebacks, as well as for an estimate of potential future deductions by customers. These provisions result from seasonal negotiations with the Company’s customers as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

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

6.  Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill and certain intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a qualitative evaluation or a quantitative test combining a discounted cash flow analysis and a market approach. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2018, the Company wrote off goodwill of $0.7 million related to the retail operations segment, as a result of the performance of the retail operations segment.

7.  Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter.

8.  Impairment of Long-Lived Assets

In accordance with ASC Topic 360 – Property, Plant and Equipment, the Company annually evaluates the carrying value of its long-lived assets to determine whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable based on the estimated future undiscounted cash flows of the businesses to which the assets relate. Any impairment would be equal to the amount by which the carrying value of the assets exceeded its fair value.

In fiscal 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of its Wilsons, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2018, the Company recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of its Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, the Company recorded a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores.

In fiscal 2017, the Company recorded a $10.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of its Wilsons and G.H. Bass stores as a result of the performance at these stores.

9.  Income Taxes

The Company accounts for income taxes and uncertain tax positions in accordance with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures. Deferred income taxes reflect the tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, a new taxation on foreign earnings called Global Intangible Low Taxed Income (“GILTI”), and the new Base Erosion Anti-Abuse Tax (“BEAT”).

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 336,000,  466,000 and 384,000 shares for the years ended January 31, 2019, 2018 and 2017, respectively, have been excluded from the diluted net income per share calculation. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued 168,179,  201,968 and 194,618 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2019, 2018 and 2017, respectively. In addition, the Company re-issued 150,809 and 270,083 treasury shares in connection with the vesting of equity awards in fiscal 2019 and fiscal 2018, respectively.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Year Ended January 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net income	$138,067	$62,124	$51,938
Basic net income per share:
Basic common shares	49,140	48,820	46,308
Basic net income per share	$2.81	$1.27	$1.12

Diluted net income per share:
Basic common shares	49,140	48,820	46,308
Diluted restricted stock awards and stock options	1,134	930	1,086
Diluted common shares	50,274	49,750	47,394
Diluted net income per share	$2.75	$1.25	$1.10

11.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values.

The Company accounts for forfeited awards as they occur as permitted by Accounting Standard Update (“ASU”) 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock unit awards generally vest over a two to five year period and certain awards also include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. All awards are expensed on a straight-line basis other than awards with market price performance and/or operating performance conditions, which are expensed under the requisite acceleration method.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, in accordance with ASU 2016‑09, excess tax benefits arising from the lapse or exercise of an equity award are no longer recognized in additional paid-in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. This change in accounting resulted in approximately 207,000 additional diluted common shares being included in the diluted net income per share calculation for the year ended January 31, 2017.

12.  Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire, produce and prepare inventory for sale, including product costs, warehouse staff wages, freight in, import costs, packaging materials, the cost of operating the overseas offices and royalty expense. Gross margins may not be directly comparable to those of the Company’s competitors, as income statement classifications of certain expenses may vary by company. Additionally, ASC 606 requires that costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold. These restocking costs were previously recognized when incurred and recorded in selling, general and administrative expenses.

13.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $125.9 million, $120.2 million and $99.1 million for the years ended January 31, 2019, 2018 and 2017, respectively.

14.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $87.0 million, $104.8 million and $89.5 million for the years ended January 31, 2019, 2018 and 2017, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $9.0 million and $9.7 million at January 31, 2019 and 2018, respectively.

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2019	2018	2019	2018
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	—	12,003	—	12,003
Note issued to LVMH	3	96,618	91,667	88,608	91,667

The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKI was issued at a discount of $40.0 million in accordance with ASC 820 — Fair Value Measurements. For purposes of this fair value disclosure, the Company based its fair value estimate for the note issued to LVMH on the initial fair value as determined at the date of the acquisition of DKI and records the amortization using the effective interest method over the term of the note.

The fair value of the note issued to LVMH was considered a Level 3 valuation in the fair value hierarchy.

17.  Foreign Currency Translation

Certain of the Company’s international subsidiaries use different functional currencies, which are, for the most part, the local currency. In accordance with the authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within stockholders’ equity.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2018, the FASB issued ASU 2018‑03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes technical corrections to certain aspects of ASU 2016‑01 (on recognition of financial assets and financial liabilities), including the following: (i) equity securities without a readily determinable fair value — discontinuation, (ii) equity securities without a readily determinable fair value — adjustments, (iii) forward contracts and purchased options, (iv) presentation requirements for certain fair value option liabilities, (v) fair value option liabilities denominated in a foreign currency and (vi) transition guidance for equity securities without a readily determinable fair value. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, were not required to adopt the amendments until the interim period beginning after June 15, 2018. The Company adopted the provisions of ASU 2018‑03 during the third quarter of fiscal 2019. The adoption of ASU 2018‑03 did not have any impact on the Company’s consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017‑09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017‑09 provides clarification as to when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017‑09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of ASU 2017‑09 are effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017‑09 during the first quarter of fiscal 2019. The adoption of ASU 2017‑09 did not have any impact on the Company’s consolidated financial statements.

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that had not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (“TCJA”). Due to the complexities of the TCJA, the Company’s final tax liability may materially differ from provisional estimates due to additional guidance and regulations issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and state and local tax authorities. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to TCJA, which resulted in an immaterial impact to the Company’s overall financial results.

In January 2017, the FASB issued ASU 2017‑01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The purpose of ASU 2017‑01 is to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017‑01 should be applied prospectively on or after the effective date. The Company adopted the provisions of ASU 2017‑01 during the first quarter of fiscal 2019. The adoption of ASU 2017‑01 did not have any impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016‑16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to the update, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset was sold to an outside party. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the provisions of ASU 2016‑16 during the first quarter of fiscal 2019. The adoption of ASU 2016‑16 did not have a material impact on the Company’s consolidated financial statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2016, the FASB issued ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance with respect to the classification of eight specific cash flow issues. ASU 2016‑15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under ASU 2016‑15, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted the provisions of ASU 2016‑15 during the first quarter of fiscal 2019. The adoption of ASU 2016‑15 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01, “Financial Instruments — Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard (i) modifies how entities measure equity investments and present changes in the fair value of financial liabilities, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) changes presentation and disclosure requirements and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016‑01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016‑15 during the first quarter of fiscal 2019. The adoption of ASU 2016‑15 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” This update replaces the previous revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB clarified this guidance by issuing ASU 2017‑13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”; ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016‑10, “Identifying Performance Obligations and Licensing”; ASU 2016‑12, “Narrow-Scope Improvements and Practical Expedients”; and ASU 2016‑20, “Technical Corrections and Improvements to ASC 606, Revenue from Contracts with Customers.” The amendments to ASU 2014‑09 were intended to render more detailed implementation guidance with the expectation of reducing the degree of judgment necessary to comply with ASC 606. These new standards have the same effective date as ASU 2014‑09 and were effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the provisions of ASU 2014‑09, as subsequently amended, during the first quarter of fiscal 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the pronouncement using a modified retrospective approach. The Company performed an analysis of its current revenue streams worldwide and identified changes that resulted from the adoption of the new guidance. The Company implemented changes to its accounting processes and controls to support the new revenue recognition and disclosure requirements. The adoption of ASC 606 primarily affects the wholesale operations segment in the timing of recognition of certain adjustments that were recorded in net sales. For example, the Company previously recorded markdowns and certain customer allowances when the liability was known or incurred. Please refer to Note B for further details with respect to the adoption of this guidance by the Company.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Guidance Issued Being Evaluated for Adoption

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

In June 2018, the FASB issued ASU 2018‑07, “FASB Simplifies Guidance on Nonemployee Share-Based Payments”, which supersedes ASC 505‑50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018‑07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018‑07 is permitted for all entities, but no earlier than the date on which an entity adopts ASC 606. The Company does not expect ASU 2018‑07 to have an impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842).” The primary difference between the current requirement under GAAP and ASU 2016‑02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance and most recently issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors”, ASU 2018-11, “Leases (Topic 842) – Targeted Improvements”, ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2017‑13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2016‑02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on criteria that are for the most part similar to those applied in current lease accounting. ASU 2016‑02 may be adopted using a modified retrospective transition, and provides for certain practical expedients. Transactions will require application of the new guidance at the beginning of the earliest comparative period presented. With the issuance of ASU 2018-11, the FASB has provided entities with an additional transition method which will not require adjustments to comparative periods or require modified disclosures in those comparative periods. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The Company has adopted the requirements of the new lease standard effective February 1, 2019. The Company has elected the optional transition method to apply the standard as of the effective date and therefore, will not apply the standard to the comparative periods presented in its financial statements. If the Company determines any right-of-use assets are impaired at the effective date of adoption, a cumulative-effect adjustment in retained earnings will be recognized. The Company has elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets will not be elected. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component. The Company is finalizing the impact of the standard to its accounting policies, processes, disclosures, and internal controls over financial reporting.

The adoption of ASU 2016-02 will have a significant impact on the Consolidated Balance Sheet as material assets and obligations primarily related to approximately 437 retail store leases, as well to corporate office, warehouse and distribution center operating leases, will be recorded. The Company expects to record operating lease liabilities and corresponding right-of-use assets of approximately $300.0 million to $400.0 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date and certain adjustments. The Company does not expect a material impact on its Consolidated Statement of Income and Comprehensive Income or Consolidated Statement of Cash Flows as a result of the adoption of the new lease accounting standard.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its consolidated financial statements.

19.  Reclassification of Prior Year Presentation

Certain reclassifications have been made to the Consolidated Statements of Income and Comprehensive Income as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other loss.

NOTE B — REVENUE RECOGNITION

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method as of January 31, 2018. The Company recognized a cumulative effect adjustment to the opening balance of stockholders’ equity at February 1, 2018 that reduced stockholders’ equity by $53.7 million, net of tax, as a result of the adoption of ASC 606.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of ASC 606 also resulted in prospectively changing the presentation of certain items on the Consolidated Balance Sheets and the Consolidated Statements of Income and Comprehensive Income. Under the prior guidance, the liability recorded in connection with variable consideration was recorded as a reduction to accounts receivable. With the adoption of ASC 606, these amounts have been classified as a current liability under “Customer refund liabilities” in the Consolidated Balance Sheet. Additionally, the Company now classifies cooperative advertising as a reduction of net sales in the Consolidated Statements of Income and Comprehensive Income. Previously, cooperative advertising was recorded in selling, general and administrative expenses. ASC 606 requires that costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold. These restocking costs were previously recognized when incurred and recorded in selling, general and administrative expenses.

The following tables summarize the impact of adopting ASC 606 on the Company’s Consolidated Balance Sheet as of January 31, 2019 and the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended January 31, 2019:

	January 31, 2019
	(In thousands)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Assets
Accounts receivable	$502,133	$322,785	$179,348
Inventories	576,383	618,902	(42,519)
Prepaid expenses and other current assets	96,933	58,792	38,141
Deferred income tax assets, net	22,427	5,883	16,544

Liabilities
Accrued expenses	(102,841)	(102,425)	(416)
Customer refund liabilities	(243,589)	—	(243,589)

Equity
Retained earnings	(758,881)	(811,372)	52,491

	For the year ended January 31, 2019
	(In thousands, except per share amounts)
	As Reported	Without Adoption of ASC 606	Impact of Adoption of ASC 606
Net sales	$3,076,208	$3,099,114	$(22,906)
Cost of goods sold	1,969,099	1,965,153	3,946
Selling, general and administrative expenses	834,763	863,261	(28,498)
Operating profit	230,714	229,067	1,647
Income tax expense	45,763	45,353	410
Net income	138,067	136,830	1,237

Net income per common share
Basic	2.81	2.78	0.03
Diluted	2.75	2.72	0.03

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks owned by the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin businesses. As of January 31, 2019, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

The Company identified the following elements of variable consideration:

Markdowns. Markdown allowances consist of accommodations in the form of price reductions to wholesale customers for purchased merchandise. In general, markdowns are granted to full price customers, such as department stores. Markdowns may vary year-over-year and are granted based on the performance of Company merchandise at a customer’s retail stores.

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

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2019, customer refund liabilities amounted to $243.6 million. Customer refund liabilities were recorded as a reduction to accounts receivable as of January 31, 2018. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $6.4 million and $6.0 million at January 31, 2019 and 2018, respectively. The Company recognized $5.8 million in revenue for the year ended January 31, 2019 which related to contract liabilities that existed at January 31, 2018. There were no contract assets recorded as of January 31, 2019 and January 31, 2018. Substantially all of the advance payments from licenses as of January 31, 2019 are expected to be recognized as revenue within the next twelve months.

NOTE C — INVENTORIES

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $42.4 million and $39.4 million at January 31, 2019 and 2018, respectively. The inventory return asset is recorded within prepaid expenses and other current assets as of January 31, 2019 and within inventories as of January 31, 2018.

Inventory held on consignment by the Company’s customers totaled $4.9 million at January 31, 2019 and $3.3 million at January 31, 2018. The Company retains the title to its inventory stored at its customers’ facilities.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
		2019	2018
		(In thousands)
Machinery and equipment	5 years	$2,270	$1,529
Leasehold improvements	3-13 years	78,403	77,091
Furniture and fixtures	3-10 years	97,133	88,733
Computer equipment and software	2-5 years	32,537	28,301
		210,343	195,654
Less: accumulated depreciation		(123,936)	(97,797)
		$86,407	$97,857

The Company wrote off fixed assets of $2.0 million and $3.6 million, net of accumulated depreciation, for the years ended January 31, 2019 and 2018. Depreciation expense was $33.9 million, $32.8 million and $29.6 million for the years ended January 31, 2019, 2018 and 2017, respectively. For the year ended January 31, 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons, G.H. Bass and DKNY stores as a result of the performance of these stores. For the year ended January 31, 2018, the Company recorded (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance of these stores and (ii) a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores. For the year ended January 31, 2017, the Company recorded a $10.5 million impairment charge on leasehold improvements and furniture and fixtures of certain of its Wilsons and G.H. Bass stores as a result of the performance of these stores.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — INTANGIBLE ASSETS

Intangible assets consist of:

		January 31,
	Estimated Life	2019	2018
		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,395	$19,714
Trademarks	8-12 years	2,194	2,194
Customer relationships	15-17 years	48,261	48,371
Other	5-10 years	7,313	5,876
Subtotal		77,163	76,155
Accumulated amortization		(34,759)	(29,750)
Total finite-lived intangible assets		$42,404	$46,405
Indefinite-lived intangible assets
Goodwill		261,137	262,710
Trademarks		439,742	442,265
Total indefinite-lived intangible assets		700,879	704,975
Total intangible assets, net		$743,283	$751,380

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $4.6 million, $4.5 million and $2.5 million for the years ended January 31, 2019, 2018 and 2017, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2020	$4,367
2021	3,871
2022	3,421
2023	3,154
2024	2,928

Trademarks and customer relationships having finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Goodwill

Changes in the amounts of goodwill for each of the years ended January 31, 2019 and 2018 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2017	$268,546	$716	$269,262
Adjustments to acquired goodwill	(8,973)	—	(8,973)
Goodwill impairment	—	(716)	(716)
Currency translation	3,137	—	3,137
January 31, 2018	262,710	—	262,710
Currency translation	(1,573)	—	(1,573)
January 31, 2019	$261,137	$—	$261,137

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs the test in the fourth fiscal quarter of each year using a qualitative evaluation or a quantitative test that is a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies.

In fiscal 2018, the Company reduced goodwill recorded in connection with the acquisition of DKI by $9.0 million due to certain adjustments related to unrecorded indemnification obligations from LVMH, asset reserves, fixed assets and the section 338(h)(10) tax election adjustment. The Company also wrote off the goodwill associated with the retail operations segment of $0.7 million as a result of the performance of the retail operations segment.

NOTE F — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2019	January 31, 2018
	(in thousands)
Term loan	$300,000	$300,000
New revolving credit facility	—	12,003
Note issued to LVMH	125,000	125,000
Subtotal	425,000	437,003
Less: Net debt issuance costs (1)	(10,014)	(12,626)
Debt discount	(28,382)	(33,333)
Total	$386,604	$391,044

(1)

Does not include the debt issuance costs, net of amortization, totaling $7.1 million and $9.5 million as of January 31, 2019 and 2018, respectively, related to the new revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expense in the accompanying Consolidated Balance Sheets as required under ASU 2015‑15.

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

The Term Loan contains covenants that restrict the Company’s ability to among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of January 31, 2019, the Company was in compliance with these covenants.

The Term Loan may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest, and, in the case of prepayments from the proceeds of certain refinancings prior to December 1, 2017, subject to a 1% prepayment fee. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the “Excess Cash Flow” (as defined in the Term Loan) of the Company with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if the Company’s senior secured leverage ratio is less than 3.00 to 1.00, to 25% if the Company’s senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if the Company’s senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2019, the Company was not required to make a mandatory prepayment provision on excess cash flow as defined within the Term Loan.

The Company also incurred debt issuance costs totaling $18.3 million related to the Term Loan, of which $2.6 million have been expensed in connection with the $50 million prepayment. In accordance with ASU 2015‑15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Term Loan, and are amortized using the effective interest method over the remaining life of the Term Loan.

The weighted average interest rate for amounts borrowed under the Term Loan was 7.48% for the year ended January 31, 2019. A 0.25% change in the interest rates applied to the Term Loan would change annual interest expense under the Term Loan by $0.8 million.

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

The Company also incurred debt issuance costs totaling $12.4 million related to the new revolving credit facility. As permitted under ASU 2015‑15, the debt issuance costs have been deferred and are presented as an asset, which is subsequently amortized ratably over the term of the new revolving credit facility.

The new revolving credit facility is secured by specified assets of the Company and certain of its subsidiaries.

The new revolving credit facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve itself; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the new revolving credit facility also requires G-III to maintain a minimum fixed charge coverage ratio, as defined, that should not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of January 31, 2019, the Company was in compliance with these covenants.

As of January 31, 2019, interest under the new revolving credit facility was being charged at the weighted average rate of 3.77% per annum. The new revolving credit facility also includes amounts available for letters of credit. As of January 31, 2019, the Company had no borrowings outstanding under the new revolving credit facility. As of January 31, 2019, there were outstanding trade and standby letters of credit amounting to $11.4 million and $3.4 million, respectively.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

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

Future Debt Maturities

As of January 31, 2019, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2024 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2020	$—
2021	—
2022	—
2023	300,000
2024 and thereafter	125,000

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2019	January 31, 2018
	(in thousands)
Accrued bonuses	$44,519	$36,137
Other accrued expenses	58,322	58,918
Total	$102,841	$95,055

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2019	2018	2017
	(In thousands)
Current
Federal	$23,463	$28,723	$22,925
State and city	5,907	2,592	4,034
Foreign	10,989	12,532	6,150
	40,359	43,847	33,109
Deferred
Federal	4,419	4,084	(4,776)
State and city	191	1,285	(2,807)
Foreign	794	(1,291)	298
	5,404	4,078	(7,285)
Income tax expense	$45,763	$47,925	$25,824
Income before income taxes
United States	$137,748	$93,691	$55,363
Non-United States	46,082	16,358	22,399
	$183,830	$110,049	$77,762

On December 22, 2017, the U.S. government enacted comprehensive tax legislation regime commonly referred to as the TCJA. The TCJA included a broad range of complex provisions impacting the taxation of multi-national companies including the Company. Specifically, the Company is impacted by the change in the U.S. Federal corporate income tax rate from 35% to 21% (effective January 1, 2018). Further, the new regime includes a one-time transition tax on foreign earnings that were previously deferred, taxation of certain performance-based compensation paid to the Company’s top executive officers that was previously deductible, full expensing of fixed assets and the deductibility of certain costs, and GILTI.

In accordance with TCJA, the Company recorded $6.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense primarily comprised of approximately $3.3 million related to the transition tax and approximately $4.4 million tax expense related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional impacts were primarily related to the state tax impact of the prorated reduced federal tax rate. SAB 118 was issued to address the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed to complete the accounting for certain income tax effects of the TCJA. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to TCJA, which resulted in an immaterial impact to the Company’s overall financial results.

Effective January 1, 2018, the TCJA subjects a U.S. parent company to current tax on its GILTI. We elected to account for any tax on GILTI in the period in which it was incurred. At January 31, 2019, the Company incurred a GILTI tax impact of $0.2 million.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(In thousands)
Deferred income tax assets:
Compensation	$10,605	$10,783
Inventory	2,244	—
Straight-line lease	6,642	6,856
Provision for bad debts and sales allowances	33,221	17,819
Supplemental employee retirement plan	401	415
Inventory write-downs	—	—
Net operating loss	3,362	2,983
Other	2,891	212
Gross deferred income tax assets	59,366	39,068
Less: valuation allowance	(2,303)	(1,648)
Net deferred income tax assets	57,063	37,420
Deferred income tax liabilities:
Depreciation and amortization	(25,617)	(16,234)
Intangibles	(21,742)	(22,804)
Prepaid expenses and other	(2,405)	(2,585)
Inventory	—	(246)
Total deferred income tax liabilities	(49,764)	(41,869)
Net deferred tax assets (liabilities)	$7,299	$(4,449)

As of January 31, 2019 and 2018, deferred tax liabilities of $15.1 million and $15.8 million, respectively, relate to intangible assets in Switzerland. The remaining intangible assets relate primarily to the U.S.

The total undistributed earnings of the Company’s foreign subsidiaries are approximately $78.0 million for the fiscal year ended January 31, 2019. Those earnings are considered indefinitely reinvested. Even though the undistributed earnings can be distributed back generally without U.S. federal income tax as a result of the one-time transition tax under the TCJA regime, the Company will not change its indefinite reinvestment assertion with respect to those earnings. Upon distribution of those earnings in the form of dividends, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of undistributed foreign earnings.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2019	2018	2017
Provision for Federal income taxes at the statutory rate	21.0%	33.8%	35.0%
State and local income taxes, net of Federal tax benefit	2.4	0.5	1.0
Permanent differences resulting in Federal taxable income	6.6	8.8	9.6
Tax reform	—	7.5	—
Foreign tax rate differential	0.5	0.2	(1.7)
Share-based payments	(0.6)	(1.2)	(3.8)
Foreign tax credit	(5.5)	(7.7)	(6.5)
Valuation allowance	0.2	1.5	—
Other, net	0.3	0.2	(0.4)
Actual provision for income taxes	24.9%	43.6%	33.2%

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. As of January 31, 2019, the Company recorded an additional valuation allowance of $0.4 million against its deferred tax assets.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2019	2018	2017
	(In thousands)
Balance at February 1,	$82	$1,094	$1,094
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapses of statues of limitations	(82)	(1,012)	—
Balance at January 31,	$—	$82	$1,094

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2019, there was a decrease in the unrecognized tax position reserve of $0.1 million for lapses in the statute of limitations in the uncertain income tax positions reserves.

The Company’s policy on classification is to include interest in interest and financing charges, net and penalties in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state, local, and foreign jurisdictions. One of its foreign subsidiaries, T.R.B. International S.A., has a ruling with the Swiss government that taxes commercial foreign sourced income at an 11.6% rate. The ruling was extended to the year ending December 31, 2019.

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2014 and forward. The Company is currently under audit examination by New York and Canada for fiscal year 2014 and 2015. The Company believes that it is reasonably possible there will be no change to its unrecognized income tax position reserves during the next twelve months due to the applicable statues of limitations.

NOTE H — COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases warehousing, executive and sales facilities, retail stores, equipment and vehicles under operating leases with options to renew at varying terms. Leases with provisions for increasing rents have been accounted for on a straight-line basis over the life of the lease.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense in the Consolidated Statements of Income and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule sets forth the future minimum rental payments for operating leases having non-cancelable lease periods in excess of one year at January 31, 2019:

Year Ending January 31,	Amount
(In thousands)
2020	$94,089
2021	81,085
2022	68,281
2023	60,358
2024	49,416
Thereafter	79,996
$433,225

Rent expense on the above operating leases for the years ended January 31, 2019, 2018 and 2017 was $108.2 million, $110.4 million and $84.7 million, respectively.

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $165.7 million,  $154.3 million and $139.0 million for the years ended January 31, 2019, 2018 and 2017, respectively. Contractual advertising expense, which is normally based on a percentage of net sales associated with certain license agreements (included in selling, general and administrative expenses), was $46.2 million,  $43.4 million and $39.2 million for the years ended January 31, 2019, 2018 and 2017, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2020	$154,203
2021	97,827
2022	89,485
2023	87,048
2024	49,683
Thereafter	—
$478,246

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2018, G-III Canada secured a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Expense amounts deferred for the year ended January 31, 2019, related to the higher dutiable values, were CAD$10.5 million ($8.0 million).

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

NOTE I — STOCKHOLDERS’ EQUITY

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

During fiscal 2019, pursuant to this program, the Company acquired 723,072 of its shares of common stock for an aggregate purchase price of $20.3 million. The Company did not repurchase any shares during fiscal 2018.

Long-Term Incentive Plan

As of January 31, 2019, the Company had 717,381 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock unit awards generally vest over a two to five year period and certain awards also include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

		Weighted Average
	Awards	Grant Date
	Outstanding	Fair Value
Unvested as of January 31, 2016	2,048,883	$30.79
Granted	630,642	$25.82
Vested	(678,164)	$22.43
Canceled	(2,500)	$17.95
Unvested as of January 31, 2017	1,998,861	$31.70
Granted	279,479	$16.28
Vested	(495,372)	$26.39
Canceled	(10,391)	$28.42
Unvested as of January 31, 2018	1,772,577	$29.51
Granted	529,253	$32.34
Vested	(451,929)	$27.49
Canceled	(28,282)	$29.23
Unvested as of January 31, 2019	1,821,619	$30.83

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

The Company recognized $19.7 million, $19.7 million and $16.9 million in share-based compensation expense for the years ended January 31, 2019, 2018 and 2017, respectively, related to restricted stock unit grants. At January 31, 2019, 2018 and 2017, unrecognized costs related to the restricted stock units totaled $19.4 million, $23.0 million and $40.7 million, respectively.

Stock Options

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	62,666	$11.50	251,131	$9.16	331,651	$10.59
Exercised	(15,600)	$6.55	(188,465)	$8.38	(20,520)	$12.65
Granted	8,245	$30.32	—	$—	—	$—
Cancelled or forfeited	—	$—	—	$—	(60,000)	$15.87
Stock options outstanding at end of year	55,311	$15.70	62,666	$11.50	251,131	$9.16
Exercisable	47,066	$13.14	62,666	$11.50	251,131	$9.16

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2019	Contractual Life	Price	2019	Price
$5.55 - $9.20	10,000	0.26	$6.57	10,000	$6.57
$12.51 - $17.45	27,066	1.52	$13.73	27,066	$13.73
$18.11 - $30.32	18,245	3.51	$23.63	10,000	$18.11
	55,311			47,066

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The Company granted 8,245 stock options during the year ended January 31, 2019. No stock options were granted during the years ended January 31, 2018 and 2017.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for grants in fiscal 2019:

2019
Weighted-average risk free rate of interest	2.5%
Expected volatility	51.2%
Weighted-average expected award life (in years)	2.25
Dividend yield	0%
Weighted-average fair value	$9.68

The weighted average volatility was developed using historical volatility for periods equal to the expected term of the options.

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

The Company accounts for forfeited awards as they occur as permitted by ASU 2016‑09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The weighted average remaining term for stock options outstanding was 1.9 years at January 31, 2019. The aggregate intrinsic value at January 31, 2019 was $1.1 million for stock options outstanding and $1.0 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2019, the reporting date.

Proceeds received from the exercise of stock options were $0.1 million and $1.6 million during the years ended January 31, 2019 and 2018, respectively. The intrinsic value of stock options exercised was $0.4 million and $3.6 million for the years ended January 31, 2019 and 2018, respectively. A portion of this amount is currently deductible for tax purposes.

The Company recognized a nominal amount and $0.1 million in compensation expense for the year ended January 31, 2019 and 2017, respectively, related to stock options. No compensation expense related to stock options was recognized for the year ended January 31, 2018.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — CONCENTRATION

Major Customers

Two customers in the wholesale operations segment accounted for approximately 24.8% and 12.4%, respectively, of the Company’s net sales for the year ended January 31, 2019. One customer accounted for 22.2% and 21.8% of the Company’s net sales for the years ended January 31, 2018 and 2017, respectively. Two customers in the wholesale operations segment accounted for approximately 27.5% and 16.5%, respectively, of the Company’s net accounts receivable as of January 31, 2019. Two customers accounted for approximately 22.2% and 17.2%, respectively, of the Company’s net accounts receivable as of January 31, 2018.

Inventory Sourcing

The Company sourced from China approximately 61.5%,  65.1% and 72.0% of the inventory purchased for the years ended January 31, 2019, 2018 and 2017, respectively. During the year ended January 31, 2019 and 2018, the Company sourced 14.4% and 14.7% of its purchases from one vendor in China, respectively.  During the year ended January 31, 2017, the Company sourced 23.9% (13.6% and 10.3%) of its purchases from two vendors in China. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

NOTE K — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $3.8 million,  $3.6 million and $2.9 million for the years ended January 31, 2019, 2018 and 2017, respectively. The DKI 401(k) plan and trust for U.S. based non-union employees was merged with the GIII Plan on June 1, 2017.

NOTE L — SEGMENTS

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

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2019
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,716,958	$476,764	$(117,514)	$3,076,208
Cost of goods sold	1,837,335	249,278	(117,514)	1,969,099
Gross Profit	879,623	227,486	—	1,107,109
Selling, general and administrative expenses	570,290	264,473	—	834,763
Depreciation and amortization	29,644	9,175	—	38,819
Asset impairments	—	2,813	—	2,813
Operating profit (loss)	$279,689	$(48,975)	$—	$230,714

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2018
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,454,008	$502,494	$(149,564)	$2,806,938
Cost of goods sold	1,650,084	251,679	(149,564)	1,752,199
Gross Profit	803,924	250,815	—	1,054,739
Selling, general and administrative expenses	571,164	284,083	—	855,247
Depreciation and amortization	27,679	10,104	—	37,783
Asset impairments	2,310	5,574	—	7,884
Operating profit (loss)	$202,771	$(48,946)	$—	$153,825

	January 31, 2017
	Wholesale	Retail	Elimination (1)	Total
Net sales (2)	$2,021,736	$474,217	$(109,518)	$2,386,435
Cost of goods sold	1,387,274	267,351	(109,518)	1,545,107
Gross Profit	634,462	206,866	—	841,328
Selling, general and administrative expenses	457,786	246,650	—	704,436
Depreciation and amortization	21,483	10,998	—	32,481
Asset impairments	—	10,480	—	10,480
Operating profit (loss)	$155,193	$(61,262)	$—	$93,931

(1)	Represents intersegment sales to the Company’s retail operations segment.
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

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2019	2018
	(In thousands)
Wholesale	$1,834,610	$1,554,191
Retail	190,996	215,568
Corporate	182,452	145,418
Total Assets	$2,208,058	$1,915,177

The total net sales and long-lived assets by geographic region are as follows:

	2019		2018		2017
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,656,479	$762,444	$2,466,107	$770,128	$2,180,409	$790,341
Non-United States	419,729	191,719	340,831	185,448	206,026	178,665
	$3,076,208	$954,163	$2,806,938	$955,576	$2,386,435	$969,006

Capital expenditures for locations outside of the United States totaled $4.3 million, $3.7 million and $4.6 million for the years ended January 31, 2019, 2018 and 2017, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — EQUITY INVESTMENTS

Investment in Fabco Holding B.V.

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture was funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, the Company contributed an aggregate of $10.0 million. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2019 and 2018.

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2019 and 2018.

Investment in KL North America

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company currently uses, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2019 and 2018.

NOTE N — RELATED PARTY TRANSACTIONS

Transactions with Fabco

G-III owns a 49% ownership interest in Fabco and is considered a related party of Fabco (see Note M). The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2019, the Company sold $4.3 million in inventory to Fabco. The Company recorded $2.2 million and $0.2 million of licensing revenue from Fabco during the years ended January 31, 2019 and 2018, respectively. As of January 31, 2019, Fabco prepaid $0.8 million to the Company for minimum royalties and marketing fees relating to the first quarter of 2019 and has a $0.5 million payable balance relating to inventory purchased from the Company and its subsidiaries.

Transactions with KL North America

G-III owns a 49% ownership interest in KLNA and is considered a related party of KLNA (see note M). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $6.4 million, $4.8 million and $4.0 million for the years ended January 31, 2019, 2018 and 2017, respectively. The amount of royalty and advertising due to KLNA as of January 31, 2019, 2018 and 2017 was $2.1 million, $1.5 million and $0.7 million, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended January 31, 2018 and 2019 are as follows (in thousands, except per share amounts):

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019 (1)
Net sales	$611,743	$624,698	$1,072,982	$766,785
Gross Profit	234,527	231,544	382,100	258,938
Net income	9,885	10,077	94,025	24,080
Net income per common share
Basic	$0.20	$0.20	$1.91	$0.49
Diluted	$0.20	$0.20	$1.86	$0.48

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2017	2017	2017	2018 (2)
	(As Adjusted) (3)
Net sales	$529,042	$538,006	$1,024,993	$714,897
Gross Profit	201,716	202,990	391,096	258,937
Net income (loss)	(10,391)	(8,568)	81,625	(542)
Net income (loss) per common share
Basic	$(0.21)	$(0.18)	$1.67	$(0.01)
Diluted	$(0.21)	$(0.18)	$1.65	$(0.01)

(1)

During the fourth quarter of fiscal 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of Wilsons, G.H. Bass and DKNY stores as a result of the performance at these stores.

(2)

During the fourth quarter of fiscal 2018, the Company recorded (i) a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of Wilsons, G.H. Bass and Vilebrequin stores as a result of the performance at these stores, (ii) a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores and (iii) a $0.7 million write-off of goodwill related to the retail operations segment as a result of the performance of the retail operations segment.

(3)

Certain reclassifications have been made as a result of the Company’s reclassifying the impact of certain components of foreign currency gain (loss) from cost of goods sold and interest expense to other loss.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2019, 2018 and 2017

	Balance at	ASC 606	Charges to		Balance at
	Beginning	Transition	Cost and		End of
Description	of Period	Adjustment	Expenses	Deductions (1)	Period
	(In thousands)
Year ended January 31, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$2,093	$—	$(140)	$1,029	$924
Reserve for returns	61,179	—	57,777	56,678	62,278
Reserve for sales allowances (2)	102,144	66,617	375,118	362,567	181,312
	$165,416	$66,617	$432,755	$420,274	$244,514
Year ended January 31, 2018
Deducted from asset accounts
Allowance for doubtful accounts	$1,192	$—	$854	$(47)	$2,093
Reserve for returns	59,802	—	32,710	31,333	61,179
Reserve for sales allowances (2)	94,494	—	303,734	296,084	102,144
	$155,488	$—	$337,298	$327,370	$165,416
Year ended January 31, 2017
Allowance for doubtful accounts	$1,346	$—	$682	$836	$1,192
Reserve for returns	61,437	—	40,783	42,418	59,802
Reserve for sales allowances (2)	72,915	—	266,263	244,684	94,494
	$135,698	$—	$307,728	$287,938	$155,488

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1