Form 10-Q
period 2019-04-30
G III APPAREL GROUP LTD /DE/
filed 2019-06-10
CIK 821002

Table of Contents

I m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

7

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

(212) 403-0500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	GIII	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 5, 2019, there were 48,939,190 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$48,312	$71,048	$70,138
Accounts receivable, net of allowance for doubtful accounts	478,371	429,146	502,133
Inventories	538,955	463,463	576,383
Prepaid income taxes	9,369	2,132	8,308
Prepaid expenses and other current assets	96,545	102,072	96,933
Total current assets	1,171,552	1,067,861	1,253,895
Investments in unconsolidated affiliates	63,361	63,161	66,587
Property and equipment, net	89,848	95,269	86,407
Operating lease assets	320,169	—	—
Other assets, net	35,663	33,709	35,459
Other intangibles, net	41,486	45,406	42,404
Deferred income tax assets, net	25,212	27,982	22,427
Trademarks	438,675	443,900	439,742
Goodwill	260,578	263,275	261,137
Total assets	$2,446,544	$2,040,563	$2,208,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$3,588	$—	$8,859
Accounts payable	172,806	152,854	225,499
Accrued expenses	78,619	86,058	102,841
Customer refund liabilities	210,310	214,693	243,589
Current operating lease liabilities	74,761	—	—
Other current liabilities	147	—	—
Total current liabilities	540,231	453,605	580,788
Notes payable, net of discount and unamortized issuance costs	411,087	448,263	386,604
Deferred income tax liabilities, net	14,777	16,388	15,128
Noncurrent operating lease liabilities	286,663	—	—
Other non-current liabilities	6,960	39,383	36,529
Total liabilities	1,259,718	957,639	1,019,049

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,393, 49,225 and, 49,387 shares issued, respectively	264	262	264
Additional paid-in capital	456,835	454,398	464,112
Accumulated other comprehensive loss	(18,421)	(2,086)	(15,194)
Retained earnings	761,344	630,633	758,881
Common stock held in treasury, at cost - 470, 72 and 678 shares, respectively	(13,196)	(283)	(19,054)
Total stockholders' equity	1,186,826	1,082,924	1,189,009
Total liabilities and stockholders' equity	$2,446,544	$2,040,563	$2,208,058

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended April 30,
	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$633,552	$611,743
Cost of goods sold	397,488	377,216
Gross profit	236,064	234,527
Selling, general and administrative expenses	201,859	202,071
Depreciation and amortization	9,473	9,380
Gain on lease terminations	(829)	—
Operating profit	25,561	23,076
Other loss	(648)	(451)
Interest and financing charges, net	(10,320)	(9,620)
Income before income taxes	14,593	13,005
Income tax expense	2,550	3,120
Net income	$12,043	$9,885

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.25	$0.20
Weighted average number of shares outstanding	48,781	49,127

Diluted:
Net income per common share	$0.24	$0.20
Weighted average number of shares outstanding	49,774	50,137

Net income	$12,043	$9,885
Other comprehensive income:
Foreign currency translation adjustments	(3,227)	3,436
Other comprehensive income (loss)	(3,227)	3,436
Comprehensive income	$8,816	$13,321

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$12,043	$9,885
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,473	9,380
Loss on disposal of fixed assets	1,154	53
Operating lease assets	20,284	—
Gain on lease terminations	(829)	—
Dividend received from unconsolidated affiliate	1,960	—
Equity (gain)/loss in unconsolidated affiliates	(358)	1,339
Share-based compensation	4,227	3,774
Deferred financing charges and debt discount amortization	2,596	2,468
Deferred income taxes	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	23,762	(134,589)
Inventories	37,428	90,182
Income taxes, net	(6,302)	(6,838)
Prepaid expenses and other current assets	224	(62,334)
Other assets, net	(1,195)	(4,161)
Customer refund liabilities	(33,279)	148,101
Operating lease liabilities	(21,544)	—
Accounts payable, accrued expenses and other liabilities	(74,979)	(81,575)
Net cash used in operating activities	(25,329)	(24,315)

Cash flows from investing activities
Capital expenditures	(13,291)	(5,330)
Net cash used in investing activities	(13,291)	(5,330)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(482,496)	(464,453)
Proceeds from borrowings - revolving facility	505,005	519,827
Proceeds from exercise of equity awards	40	56
Taxes paid for net share settlements	(5,686)	(1,085)
Net cash provided by financing activities	16,863	54,345

Foreign currency translation adjustments	(69)	572
Net increase (decrease) in cash and cash equivalents	(21,826)	25,272
Cash and cash equivalents at beginning of period	70,138	45,776
Cash and cash equivalents at end of period	$48,312	$71,048

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$7,542	$6,578
Income tax payments, net	$8,844	$9,930

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. KL North America B.V. (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch joint venture limited liability companies that are 49% owned by the Company. Karl Lagerfeld Holding B.V. is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter. For example, with respect to the Company’s results for the three-month period ended April 30, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2019. The Company’s retail operations segment reports on a 52/53‑week fiscal year. The Company’s three month periods ended April 30, 2019 and 2018 were each 13‑week fiscal quarters for the retail operations segment. For fiscal 2020 and 2019, the three month period for the retail operations segment ended on May 4, 2019 and May 5, 2018, respectively.

The results for the three months ended April 30, 2019 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the fiscal year ended January 31, 2019 filed with the Securities and Exchange Commission (the “SEC”).

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

Note 2 – Inventories

Wholesale inventories, which comprise a significant portion of the Company’s inventory, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Retail inventories are valued at the lower of cost or market as determined by the retail inventory method. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $35.5 million, $42.4 million and $39.4 million as of April 30, 2019, January 31, 2019 and April 30, 2018, respectively. The inventory return asset is recorded within prepaid expenses and other current assets.

Inventory held on consignment by the Company’s customers totaled $3.8 million, $4.9 million and $2.9 million at April 30, 2019, January 31, 2019 and April 30, 2018, respectively. The Company retains the title to its inventory stored at its customers’ facilities.

Note 3 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2019	2018	2019	2019	2018	2019
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	22,509	67,377	—	22,509	67,377	—
Note issued to LVMH	3	97,938	92,860	96,618	90,065	85,000	88,608

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

The 2% note issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of Donna Karan International (“DKI”) was issued at a discount of $40.0 million in accordance with Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements. For purposes of this fair value disclosure, the Company based its fair value estimate for the note issued to LVMH on the initial fair value as determined at the date of the acquisition of DKI and records the amortization using the effective interest method over the term of the note.

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of operating lease assets, goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering external market participant assumptions. During the three months ended April 30, 2019, the Company recorded a $9.6 million, net of tax, impairment in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

Note 4 – Leases

On February 1, 2019, the Company adopted ASC 842 using the optional transition method to apply the standard as of the effective date and therefore, the standard has not been applied to the comparative periods presented in its financial statements.  The Company has elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets has not been elected. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component.

The Company determines whether an arrangement is or contains a lease at contract inception. The Company leases certain retail stores, warehouses, distribution centers, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including any rent holiday periods beginning upon control of the premises, and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a lease liability is recorded on the balance sheet at the present value of future payments discounted at the incremental borrowing rate (discount rate) corresponding with the lease term. An operating lease asset is recorded based on the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated operating lease asset.

The lease classification evaluation begins at the commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All retail store, warehouse, distribution center, and office leases are classified as operating leases. The Company does not have any finance leases. Operating lease expense is generally recognized on a straight-line basis over the lease term.

Certain leases contain provisions that require contingent rent payments based upon sales volume (variable lease cost). Contingent rent is accrued each period as the liabilities are incurred.

Most leases are for a term of one to ten years.  Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years.  Several of the Company’s retail store leases include an option to terminate the lease based on a certain specified sales volume.  The exercise of lease renewal and termination options are generally at the Company’s sole discretion.

Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company’s lease assets and liabilities as of April 30, 2019 consist of the following:

Leases	Classification	April 30, 2019
		(In thousands)
Assets
Operating	Operating lease assets	$320,169
Total lease assets		$320,169

Liabilities
Current operating	Current operating lease liabilities	$74,761
Noncurrent operating	Noncurrent operating lease liabilities	286,663
Total lease liabilities		$361,424

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For transition purposes, the incremental borrowing rate on February 1, 2019 was used for operating leases that commenced prior to that date.

The Company recorded lease costs of $25 million during the three months ended April 30, 2019. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $2.2 million for the three months ended April 30, 2019. Short-term lease costs are immaterial.

As of April 30, 2019, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2024 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2020	$75,311
2021	88,230
2022	74,555
2023	65,751
2024	53,097
After 2024	86,444
Total lease payments	$443,388
Less: Interest	81,964
Present value of lease liabilities	$361,424

As of April 30, 2019, there are no material leases that are legally binding but have not commenced yet.

As of April 30, 2019, the weighted average remaining lease term related to operating leases is 5.3 years. The weighted average discount rate related to operating leases is 7.7%.

Cash paid for amounts included in the measurement of operating lease liabilities is $26.4 million as of April 30, 2019.

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock awards and unexercised stock options outstanding during the period. Approximately 355,900 and 341,700 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2019 and 2018, respectively. In addition, all share based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2019	2018
	(In thousands, except per share amounts)
Net income	$12,043	$9,885
Basic net income per share:
Basic common shares	48,781	49,127
Basic net income per share	$0.25	$0.20

Diluted net income per share:
Basic common shares	48,781	49,127
Diluted restricted stock awards and stock options	993	1,010
Diluted common shares	49,774	50,137
Diluted net income per share	$0.24	$0.20

Note 6 – Notes Payable

Long-term debt consists of the following:

	April 30, 2019	April 30, 2018	January 31, 2019
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	22,509	67,377	—
Note issued to LVMH	125,000	125,000	125,000
Subtotal	447,509	492,377	425,000
Less: Net debt issuance costs (1)	(9,360)	(11,974)	(10,014)
Debt discount	(27,062)	(32,140)	(28,382)
Total	$411,087	$448,263	$386,604

(1)

Does not include debt issuance costs, net of amortization, totaling $6.4 million, $8.9 million and $7.1 million as of April 30, 2019, April 30, 2018 and January 31, 2019, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015‑15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2019, interest under the Term Loan was being paid at an average rate of 7.76% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within certain specified deadlines. The Term Loan contains covenants that restrict the Company’s ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. This loan also includes a mandatory prepayment provision based on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of April 30, 2019, the Company was in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s prior credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of April 30, 2019, interest under the revolving credit agreement was being paid at an average rate of 4.52% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitments.

As of April 30, 2019, the Company had $22.5 million of borrowings outstanding under the revolving credit facility, all of which are classified as long-term liabilities. As of April 30, 2019, there were outstanding trade and standby letters of credit amounting to $14.7 million and $3.4 million, respectively.

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

Note 7 – Revenue Recognition

Disaggregation of Revenue

In accordance with ASC 606, the Company elected to disclose its revenues by segment. Each segment has its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. As of April 30, 2019, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Condensed Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $6.3 million, $1.8 million and $6.4 million at April 30, 2019, April 30, 2018 and January 31, 2019, respectively. The Company recognized $4.3 million in revenue for the three months ended April 30, 2019, which related to contract liabilities that existed at January 31, 2019. The Company recognized $3.3 million in revenue for the three months ended April 30, 2018, which related to contract liabilities that existed at January 31, 2018. There were no contract assets recorded as of April 30, 2019, April 30, 2018 and January 31, 2019. Substantially all of the advance payments from licenses as of April 30, 2019 are expected to be recognized as revenue within the next twelve months.

Note 8 – Segments

The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including Donna Karan, DKNY, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of the Wilsons Leather, G.H. Bass and DKNY stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. Sales through the Company’s owned websites, with the exception of Vilebrequin, are also included in the retail operations segment.

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended April 30, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$570,639	$81,904	$(18,991)	$633,552
Cost of goods sold	371,580	44,899	(18,991)	397,488
Gross profit	199,059	37,005	—	236,064
Selling, general and administrative expenses	147,258	54,601	—	201,859
Depreciation and amortization	7,522	1,951	—	9,473
Gain on lease terminations	—	(829)	—	(829)
Operating profit (loss)	$44,279	$(18,718)	$—	$25,561

	Three Months Ended April 30, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$527,673	$104,519	$(20,449)	$611,743
Cost of goods sold	341,575	56,090	(20,449)	377,216
Gross profit	186,098	48,429	—	234,527
Selling, general and administrative expenses	136,413	65,658	—	202,071
Depreciation and amortization	7,136	2,244	—	9,380
Operating profit (loss)	$42,549	$(19,473)	$—	$23,076

(1)	Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	April 30, 2019	April 30, 2018	January 31, 2019
	(In thousands)
Wholesale	$1,813,238	$1,655,714	$1,834,610
Retail	376,619	211,475	190,996
Corporate	256,687	173,374	182,452
Total assets	$2,446,544	$2,040,563	$2,208,058

Note 9 – Stockholders’ Equity

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
	(In thousands)
Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(5,818)	—	—	5,858	40
Share-based compensation expense	—	4,227	—	—	—	4,227
Taxes paid for net share settlements	—	(5,686)	—	—	—	(5,686)
Other comprehensive loss, net	—	—	(3,227)	—	—	(3,227)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	12,043	—	12,043
Balance as of April 30, 2019	$264	$456,835	$(18,421)	$761,344	$(13,196)	$1,186,826

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
	(In thousands)
Balance as of January 31, 2018	$245	$451,844	$(5,522)	$674,542	$(420)	$1,120,689
Equity awards exercised/vested, net	17	(98)	—	—	137	56
Share-based compensation expense	—	3,774	—	—	—	3,774
Taxes paid for net share settlements	—	(1,085)	—	—	—	(1,085)
Other comprehensive gain, net	—	(37)	3,436	(66)	—	3,333
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	9,885	—	9,885
Balance as of April 30, 2018	$262	$454,398	$(2,086)	$630,633	$(283)	$1,082,924

For the three months ended April 30, 2019, the Company issued no shares of common stock and utilized 207,325 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2018, the Company issued 6,000 shares of common stock and utilized 34,515 shares of treasury stock in connection with the exercise or vesting of equity awards.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Expense amounts deferred for the three months ended April 30, 2019, related to the higher dutiable values, were CAD$1.6 million ($1.2 million). Cumulative expense amounts deferred through April 30, 2019, related to the higher dutiable values, were CAD$12.4 million ($9.2 million).

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III will continue to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

Note 11 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016‑02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments. The Company adopted ASU 2016-02 during the first quarter of fiscal 2020 using the optional transition method to apply the standard as of the effective date. As a result of adopting this standard, as of February 1, 2019, the Company recognized operating lease liabilities of $384.5 million and corresponding operating lease assets of $341.2 million. In addition, the Company recorded a $9.6 million impairment of the operating lease assets, net of tax, at adoption. The impairment was recorded as a reduction to retained earnings.

In June 2018, the FASB issued ASU 2018‑07, “FASB Simplifies Guidance on Nonemployee Share-Based Payments”, which supersedes ASC 505‑50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. The Company adopted ASU 2018‑07 during the first quarter of fiscal 2020.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018‑02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate (or portion thereof) in the Tax Cut and Jobs Act is recorded. The Company adopted ASU 2018‑02 during the first quarter of fiscal 2020. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III”, “us”, “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2020 is referred to as “fiscal 2020”. Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter. For example, with respect to our results for the three-month period ended April 30, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2019. We account for our investment in KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53‑week fiscal year. The Company’s three-month periods ended April 30, 2019 and 2018 were both a 13‑week fiscal quarter for the retail operations segment. For fiscal 2020 and 2019, the retail operations segment three month periods ended on May 4, 2019 and May 5, 2018, respectively.

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
•

the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by e-commerce retailers;

•	consolidation of our retail customers;
•	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
•	additional legislation and/or regulation in the United States or around the world;
•	our ability to import products in a timely and cost effective manner;
•	our ability to continue to maintain our reputation;
•	fluctuations in the price of our common stock;
•	potential effect on the price of our common stock if actual results are worse than financial forecasts;

•	the effect of regulations applicable to us as a U.S. public company; and
•	our ability to successfully implement our business strategies to realize the anticipated benefits of the acquisition of Donna Karan International Inc. (“DKI”)

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10‑K for the year ended January 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. As of April 30, 2019, we operated 134 Wilsons Leather stores, 107 G.H. Bass stores, 40 DKNY stores, 11 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores.

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 25 years.

Our most significant licensor is Calvin Klein with whom we have ten different license agreements in the US and Canada and distribution agreements with respect to Calvin Klein luggage in a number of countries in Asia, Europe, North America, Oceania, Central America, South America, the Caribbean Islands and the Middle East.

Additionally, in June 2019, we announced that we had further expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear collection in the U.S. and Canada. The launch of G-III’s first women’s Calvin Klein Jeans collection is expected for the spring 2020 season. This is our eleventh license agreement with Calvin Klein.

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

Retail Operations

Given the current retail environment, we are focused on reducing the losses of our retail business with the goal of attaining profitability. Our strategy includes termination or renegotiation of long-term leases as they approach renewal, implementing cost-cutting initiatives, revising our merchandising strategy to drive additional sales and repurposing certain Wilsons and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. We also hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. We have already eliminated approximately $5.0 million of annualized expenses and salaries from our retail office support functions. In addition, we intend to continue our program of store count reduction and to increase the efficiency and productivity of our retail operations. We anticipate closing approximately 40 to 45 stores during fiscal 2020.

Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them. In addition, consumer shopping preferences have continued to shift from physical stores to online shopping and retail traffic remains under pressure.  All of these factors have led to a more promotional retail environment that includes aggressive markdowns in an attempt to offset declines caused by a reduction in physical store traffic.

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

Retailers are seeking to differentiate their offerings by devoting more resources to the development of exclusive products, whether by focusing on their own private label products or on products produced exclusively for a retailer by a national brand manufacturer. Exclusive brands are only made available to a specific retailer, and thus customers loyal to their brands can only find them in the stores of that retailer.

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

Tariffs

The apparel and accessories industry has been impacted by tariffs implemented by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018, and were initially in the amount of 10% of the merchandise cost to us.  The level of additional tariffs on these product categories was increased to 25% beginning May 10, 2019.

The U.S. Government has also begun the process to impose a 25% tariff on substantially all remaining products imported from China which would include a broader range of apparel and accessory products.  Whether these tariffs will be imposed, and if so, what level of tariffs will be assigned to our products is not known at this time. President Trump recently indicated that he would decide whether to impose a new round of tariffs on China after the G20 summit at the end of June 2019. As of January 31, 2019, approximately 61% of the products that we sell are manufactured in China. Potential tariffs on additional products imported by us from China would increase our costs and require us to increase prices to our customers and seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs,  this would result in our realizing lower gross margins on the products sold by us.

To date, tariffs imposed on products imported by us from China primarily impacted our handbag and leather outerwear categories. These specific categories represented approximately 7% of our net sales in fiscal 2019. We estimate that, if the incremental 15% increase in tariffs on these categories remain in place for the remainder of fiscal 2020, our costs would increase by approximately $6.0 million.

If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including diversifying our sourcing network by arranging to move production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands. Because of the uncertainties involved with respect to the amount of tariffs that may be applicable, the products to which any additional tariffs will be applied and the results of our mitigation efforts, we cannot estimate at this point the effect of any additional increases in tariffs on our results of operations for fiscal 2020.

Results of Operations

Three months ended April 30, 2019 compared to three months ended April 30, 2018

Net sales for the three months ended April 30, 2019 increased to $633.6 million from $611.7 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $570.6 million from $527.7 million in the comparable period last year. This increase is primarily the result of a $44.6 million increase in net sales of Tommy Hilfiger licensed products and a $15.9 million increase in net sales of our DKNY and Donna Karan products. The Tommy Hilfiger increase was primarily related to the sportswear, dress and suit separates product lines and the DKNY/Donna Karan increase was primarily related to the sportswear, handbags and footwear product lines. These increases were offset, in part, by a $10.1 million decrease in sales of Ivanka Trump product in connection with the expiration of that license.

Net sales of our retail operations segment were $81.9 million for the three months ended April 30, 2019 compared to $104.5 million in the same period last year. Net sales decreased $11.6 million at our Wilsons retail stores, $8.3 million at our G.H. Bass store chain and $2.2 million at our DKNY retail stores. Same store sales decreased by 23.1% at Wilsons stores, 10.9% at G.H. Bass stores and 1.1% at DKNY stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 350 at April 30, 2018 to 296 at April 30, 2019.

Gross profit increased to $236.1 million, or 37.3% of net sales, for the three months ended April 30, 2019, from $234.5 million, or 38.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.8% in the three months ended April 30, 2019 compared to 35.2% in the same period last year. The gross profit percentage in our retail operations segment was 45.2% for the three months ended April 30, 2019 compared to 46.3% for the same period last year. This decrease for our retail operations segment is primarily the result of higher promotions in our Wilsons stores in the current year.

Selling, general and administrative expenses remained flat year-over-year. Increases in facility and third-party warehouse expenses of $2.7 million and annual incentive bonuses of $1.1 million were offset, in part, by a $3.0 million decrease in personnel costs primarily as a result of store closures.

Depreciation and amortization was $9.5 million for the three months ended April 30, 2019 compared to $9.4 million in the same period last year.

Other loss was $0.6 million in the three months ended April 30, 2019 compared to $0.5 million in the same period last year. This increase is primarily the result of recording $0.6 million of foreign currency losses during the three months ended April 30, 2019 compared to $0.9 million foreign currency gains recorded during the three months ended April 30, 2018. This was offset, in part, by recording a $0.1 million loss from unconsolidated affiliates in the current quarter compared to $1.3 million in the prior quarter.

Interest and financing charges, net, for the three months ended April 30, 2019 were $10.3 million compared to $9.6 million for the same period last year. This increase was due to higher interest rates, offset, in part, by lower average borrowings.

Income tax expense was $2.6 million for the three months ended April 30, 2019 compared to $3.1 million for the same period last year. Our effective tax rate decreased to 17.5% in the current year’s quarter from 24.0% in last year’s comparable quarter primarily due to an increase in excess tax benefits in connection with the vesting of equity awards. Our effective tax rate includes the effect of an income tax benefit of $1.4 million in the three months ended April 30, 2019 and $0.4 million in the three months ended April 30, 2018 in connection with the vesting of equity awards.

Liquidity and Capital Resources

Term Loan

On December 1, 2016, we borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). Additionally, on December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2019, interest under the Term Loan was being paid at the average rate of 7.76% per annum.

The Term Loan is secured (i) on a first-priority basis by a lien on, among other things, our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and by certain of our subsidiaries and (ii) by a second-priority security interest in our and certain of our subsidiaries other assets, which will secure on a first-priority basis our asset-based loan facility described below under the caption “Revolving Credit Facility.”

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

The Term Loan contains covenants that restrict the Company’s ability to, among other things, incur additional debt, sell or dispose certain assets, make certain investments, incur liens and enter into acquisitions. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of April 30, 2019, we were in compliance with these covenants.

Revolving Credit Facility

On December 1, 2016, our previous credit agreement was refinanced and replaced by a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of April 30, 2019, interest under the revolving credit agreement was being paid at the average rate of 4.52% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries. In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The revolving credit facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a minimum fixed charge coverage ratio, as defined, that may not exceed 1.00 to 1.00 for each period of twelve consecutive fiscal months of holdings. As of April 30, 2019, we were in compliance with these covenants.

LVMH Note

On December 1, 2016, we issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”), as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in the principal amount of $125.0 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with us and our subsidiary, G-III Leather Fashions, Inc. (“G-III Leather”), pursuant to which we and G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the revolving credit facility and the Term Loan.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under our revolving credit facility and cash generated from operations.

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under the revolving credit facility of $22.5 million and $67.4 million at April 30, 2019 and 2018, respectively. In addition, we had $300.0 million in borrowings outstanding under the Term Loan at both April 30, 2019 and 2018. Our contingent liability under open letters of credit was approximately $18.1 million and $17.3 million at April 30, 2019 and 2018, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2019 and 2018, we had $125.0 million of face value principal amount outstanding under the LVMH Note.

We had cash and cash equivalents of $48.3 million on April 30, 2019 and $71.0 million on April 30, 2018.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2019.  As a result of prior purchases, we have 4,276,928 authorized shares remaining under this program. As of June 5, 2019, we had 48,939,190 shares of common stock outstanding.

Cash from Operating Activities

We used $25.3 million of cash in operating activities during the three months ended April 30, 2019, primarily due to decreases of  $75.0 million in accounts payable and accrued expenses, $33.3 million in customer refund liabilities and $20.2 million in operating lease liabilities. These items were offset, in part, by net income of $12.0 million, non-cash depreciation and amortization of $9.5 million and operating lease assets of $20.3 million and decreases of $37.4 million in inventories and $23.8 million in accounts receivable.

The changes in operating cash flow items are consistent with our seasonal pattern. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of yearend bonuses in our first fiscal quarter. Our accounts receivable, customer refund liabilities and inventory decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used  $13.3 million of cash in investing activities for the three months ended April 30, 2019 for capital expenditures. Capital expenditures in the quarter primarily related to information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash provided by financing activities was $16.9 million for the three months ended April 30, 2019, primarily as a result of the net proceeds of $22.5 million in borrowings under the revolving credit facility, offset in part, by taxes paid for net share settlements.

Financing Needs

We believe that our cash on hand and cash generated from operations over the full fiscal year, together with funds available under our revolving credit facility, are sufficient to meet our expected operating and capital expenditure requirements. We may seek to acquire other businesses in order to expand our business. We may need additional financing in order to complete one or more acquisitions. We cannot be certain that we will be able to obtain additional financing, if required, on acceptable terms or at all.

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

The accounting policies and related estimates described in our Annual Report on Form 10‑K for the year ended January 31, 2019 are those that depend most heavily on these judgments and estimates. As of April 30, 2019, there have been no material changes to our critical accounting policies, other than the adoption of new lease accounting standards as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10‑K for the year ended January 31, 2019.

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

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

During the quarter ended April 30, 2019, we implemented controls to ensure we adequately evaluated our leases and properly assessed the impact of ASC 842 on our financial statements. We also implemented controls to support lease administration and accounting software to monitor and maintain appropriate internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended January 31, 2019 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of April 30, 2019. The risks described in our Annual Report on Form 10‑K  are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2019. Included in this table are shares withheld during March 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 28, 2019	—	$—	—	4,276,928
March 1 - March 31, 2019	143,956	39.50	—	4,276,928
April 1 - April 30, 2019	—	—	—	4,276,928
	143,956	$39.50	—	4,276,928

(1)

Included are shares withheld during March 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. The 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

(2)

In December 2015, our Board of Directors reapproved and increased a previously authorized share repurchase program from the 3,750,000 shares remaining under that plan to 5,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. There were no purchases under this program during the three months ended April 30, 2019.

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2019.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2019.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2019.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10‑Q for the fiscal quarter ended April 30, 2019.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 10, 2019	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 10, 2019	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer