Form 10-Q
period 2019-07-31
G III APPAREL GROUP LTD /DE/
filed 2019-09-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 3, 2019, there were 47,745,045 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$39,568	$42,306	$70,138
Accounts receivable, net of allowance for doubtful accounts	464,663	447,576	502,133
Inventories	842,136	678,571	576,383
Prepaid income taxes	12,500	6,962	8,308
Prepaid expenses and other current assets	93,353	100,688	96,933
Total current assets	1,452,220	1,276,103	1,253,895
Investments in unconsolidated affiliates	63,773	59,048	66,587
Property and equipment, net	85,548	92,133	86,407
Operating lease assets	309,421	—	—
Other assets, net	35,681	34,242	35,459
Other intangibles, net	40,444	44,193	42,404
Deferred income tax assets, net	25,253	28,360	22,427
Trademarks	439,409	440,878	439,742
Goodwill	260,687	261,677	261,137
Total assets	$2,712,436	$2,236,634	$2,208,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$6,966	$—	$8,859
Accounts payable	346,642	301,427	225,499
Accrued expenses	89,137	95,464	102,841
Customer refund liabilities	179,078	204,360	243,589
Current operating lease liabilities	74,297	—	—
Current portion of notes payable	683	—	—
Other current liabilities	425	—	—
Total current liabilities	697,228	601,251	580,788
Notes payable, net of discount and unamortized issuance costs	553,118	494,206	386,604
Deferred income tax liabilities, net	15,019	15,393	15,128
Noncurrent operating lease liabilities	272,632	—	—
Other noncurrent liabilities	6,619	38,567	36,529
Total liabilities	1,544,616	1,149,417	1,019,049

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,394, 49,238 and, 49,387 shares issued, respectively	264	263	264
Additional paid-in capital	456,195	460,000	464,112
Accumulated other comprehensive loss	(16,848)	(13,587)	(15,194)
Retained earnings	772,463	640,774	758,881
Common stock held in treasury, at cost - 1,649, 59 and 678 shares, respectively	(44,254)	(233)	(19,054)
Total stockholders' equity	1,167,820	1,087,217	1,189,009
Total liabilities and stockholders' equity	$2,712,436	$2,236,634	$2,208,058

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$643,892	$624,698	$1,277,444	$1,236,441
Cost of goods sold	412,123	393,154	809,611	770,370
Gross profit	231,769	231,544	467,833	466,071
Selling, general and administrative expenses	196,448	198,860	398,307	400,931
Depreciation and amortization	9,789	9,455	19,262	18,835
Gain on lease terminations	(1,393)	—	(2,222)	—
Operating profit	26,925	23,229	52,486	46,305
Other loss	(751)	(28)	(1,399)	(479)
Interest and financing charges, net	(10,785)	(10,210)	(21,105)	(19,830)
Income before income taxes	15,389	12,991	29,982	25,996
Income tax expense	4,270	2,914	6,820	6,034
Net income	$11,119	$10,077	$23,162	$19,962

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.23	$0.20	$0.48	$0.41
Weighted average number of shares outstanding	48,450	49,169	48,619	49,148

Diluted:
Net income per common share	$0.23	$0.20	$0.47	$0.40
Weighted average number of shares outstanding	49,116	50,415	49,436	50,272

Net income	$11,119	$10,077	$23,162	$19,962
Other comprehensive income:
Foreign currency translation adjustments	1,573	(11,501)	(1,654)	(8,065)
Other comprehensive income (loss)	1,573	(11,501)	(1,654)	(8,065)
Comprehensive income (loss)	$12,692	$(1,424)	$21,508	$11,897

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$23,162	$19,962
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,262	18,835
Loss on disposal of fixed assets	1,230	145
Non-cash operating lease costs	36,729	—
Gain on lease terminations	(2,222)	—
Dividend received from unconsolidated affiliate	1,960	—
Equity (gain)/loss in unconsolidated affiliates	(867)	1,817
Share-based compensation	9,349	9,440
Deferred financing charges and debt discount amortization	4,577	4,984
Changes in operating assets and liabilities:
Accounts receivable, net	37,470	(153,396)
Inventories	(265,753)	(125,638)
Income taxes, net	(5,987)	(11,646)
Prepaid expenses and other current assets	3,321	(53,396)
Other assets, net	(1,164)	(2,427)
Customer refund liabilities	(64,512)	137,767
Operating lease liabilities	(38,300)	—
Accounts payable, accrued expenses and other liabilities	108,838	68,074
Net cash used in operating activities	(132,907)	(85,479)

Cash flows from investing activities
Operating lease assets initial direct costs	(1,940)	—
Capital expenditures	(17,531)	(11,455)
Net cash used in investing activities	(19,471)	(11,455)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(942,973)	(899,720)
Proceeds from borrowings - revolving facility	1,102,973	999,143
Repayment of borrowings - unsecured term loan	(170)	—
Proceeds from borrowings - unsecured term loan	3,407	—
Proceeds from exercise of equity awards	116	56
Purchase of treasury shares	(35,216)	—
Taxes paid for net share settlements	(7,366)	(1,098)
Net cash provided by financing activities	120,771	98,381

Foreign currency translation adjustments	1,037	(4,917)
Net decrease in cash and cash equivalents	(30,570)	(3,470)
Cash and cash equivalents at beginning of period	70,138	45,776
Cash and cash equivalents at end of period	$39,568	$42,306

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$15,735	$16,648
Income tax payments, net	$12,791	$18,465

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2019. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2019 and 2018 were each a 13-week fiscal quarter and 26-week period, respectively, for the retail operations segment. For fiscal 2020 and 2019, the three and six-month periods for the retail operations segment ended on August 3, 2019 and August 4, 2018, respectively.

The results for the three and six-month periods ended July 31, 2019 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the Securities and Exchange Commission (the “SEC”).

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $24.8 million, $36.2 million and $42.4 million as of July 31, 2019, July 31, 2018 and January 31, 2019 respectively. The inventory return asset is recorded within prepaid expenses and other current assets.

Inventory held on consignment by the Company’s customers totaled $3.9 million, $3.7 million and $4.9 million at July 31, 2019, July 31, 2018 and January 31, 2019, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its Condensed Consolidated Balance Sheets.

Note 3 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.
●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2019	2018	2019	2019	2018	2019
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	160,000	111,426	—	160,000	111,426	—
Note issued to LVMH	3	99,266	94,100	96,618	96,437	85,000	88,608
Unsecured loan	2	3,243	—	—	3,243	—	—

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of operating lease assets, goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value, considering external market participant assumptions. During the first quarter of fiscal 2020, the Company recorded an impairment of $9.6 million, net of tax, in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

Note 4 – Leases

On February 1, 2019, the Company adopted ASC 842 using the optional transition method to apply the standard as of the effective date and, therefore, the standard has not been applied retroactively to the comparative periods presented in its financial statements.  The Company has elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. The hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets, has not been elected. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component.

The Company determines whether an arrangement is, or contains, a lease at contract inception. The Company leases certain retail stores, warehouses, distribution centers, office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including any rent holiday periods beginning upon control of the premises and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a lease liability is recorded on the balance sheet at the present value of future payments discounted at the incremental borrowing rate (discount rate) corresponding with the lease term. An operating lease asset is recorded based on the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated operating lease asset.

The lease classification evaluation begins at the commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain or the failure to exercise such option would result in an economic penalty. All retail store, warehouse, distribution center and office leases are classified as operating leases. The Company does not have any finance leases. Operating lease expense is generally recognized on a straight-line basis over the lease term.

Certain leases contain provisions that require contingent rent payments based upon sales volume (variable lease cost). Contingent rent is accrued each period as the liabilities are incurred.

Most leases are for a term of one to ten years.  Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years.  Several of the Company’s retail store leases include an option to terminate the lease based on failure to achieve a specified sales volume. The exercise of lease renewal options is generally at the Company’s sole discretion. The exercise of lease termination options is generally by mutual agreement between the Company and the lessor.

Certain of the Company’s lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company’s lease assets and liabilities as of July 31, 2019 consist of the following:

Leases	Classification	July 31, 2019
		(In thousands)
Assets
Operating	Operating lease assets	$309,421
Total lease assets		$309,421

Liabilities
Current operating	Current operating lease liabilities	$74,297
Noncurrent operating	Noncurrent operating lease liabilities	272,632
Total lease liabilities		$346,929

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For transition purposes, the incremental borrowing rate on February 1, 2019 was used for operating leases that commenced prior to that date.

The Company recorded lease costs of $24.9 million and $49.9 million during the three and six months ended July 31, 2019, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $2.7 million and $5.0 million for the three and six months ended July 31, 2019, respectively. Short-term lease costs are immaterial.

As of July 31, 2019, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2024 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2020	$49,670
2021	88,868
2022	75,281
2023	66,147
2024	52,795
After 2024	95,291
Total lease payments	$428,052
Less: Interest	81,123
Present value of lease liabilities	$346,929

As of July 31, 2019, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2019, the weighted average remaining lease term related to operating leases is 5.3 years. The weighted average discount rate related to operating leases is 7.8%.

Cash paid for amounts included in the measurement of operating lease liabilities is $51.9 million as of July 31, 2019. Right-of-use assets obtained in exchange for lease obligations were $15.6 million as of July 31, 2019.

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and unexercised stock options outstanding during the period. Approximately 794,400 and 327,000 unvested shares of common stock have been excluded from the diluted net income per share calculation for the three months ended July 31, 2019 and 2018, respectively. Approximately 606,500 and 322,000 unvested shares of common stock have been excluded from the diluted net income per share calculation for the six months ended July 31, 2019 and 2018, respectively. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income	$11,119	$10,077	$23,162	$19,962
Basic net income per share:
Basic common shares	48,450	49,169	48,619	49,148
Basic net income per share	$0.23	$0.20	$0.48	$0.41

Diluted net income per share:
Basic common shares	48,450	49,169	48,619	49,148
Diluted restricted stock unit awards and stock options	666	1,246	817	1,124
Diluted common shares	49,116	50,415	49,436	50,272
Diluted net income per share	$0.23	$0.20	$0.47	$0.40

Note 6 – Notes Payable

Long-term debt consists of the following:

	July 31, 2019	July 31, 2018	January 31, 2019
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	160,000	111,426	—
Note issued to LVMH	125,000	125,000	125,000
Unsecured loan	3,243	—	—
Subtotal	588,243	536,426	425,000
Less: Net debt issuance costs (1)	(8,708)	(11,320)	(10,014)
Debt discount	(25,734)	(30,900)	(28,382)
Current portion of long-term debt	(683)	—	—
Total	$553,118	$494,206	$386,604
(1)	Does not include debt issuance costs, net of amortization, totaling $5.8 million, $8.3 million and $7.1 million as of July 31, 2019, July 31, 2018 and January 31, 2019, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015-15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2019, interest under the Term Loan was being paid at an average rate of 7.73% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within specified deadlines. The Term Loan contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. This loan also includes a mandatory prepayment provision based on excess cash flow as defined within the agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of July 31, 2019, the Company was in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s prior credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of July 31, 2019, interest under the revolving credit agreement was being paid at an average rate of 3.68% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitments.

As of July 31, 2019, the Company had $160.0 million of borrowings outstanding under the revolving credit facility, all of which are classified as long-term liabilities. As of July 31, 2019, there were outstanding trade and standby letters of credit amounting to $10.0 million and $3.4 million, respectively.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2019, the Company was in compliance with these covenants.

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

Unsecured Loan

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan with Banque du Leman S.A (the “Unsecured Loan”). The Unsecured Loan matures on April 15, 2024. During the term of the Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable in cash.

Note 7 – Revenue Recognition

Disaggregation of Revenue

In accordance with ASC 606 – Revenue from Contracts with Customers, the Company elected to disclose its revenues by segment. Each segment has its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company has identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. As of July 31, 2019, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores, as well as a small number of Karl Lagerfeld Paris and Calvin Klein Performance stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. E-commerce revenues primarily consist of sales to consumers through the Company’s e-commerce platforms. E-commerce revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Condensed Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $6.6 million, $5.2 million and $6.4 million at July 31, 2019, July 31, 2018 and January 31, 2019, respectively. The Company recognized $4.4 million in revenue for the three months ended July 31, 2019 related to contract liabilities that existed at April 30, 2019. The Company recognized $5.2 million in revenue for the six months ended July 31, 2019 related to contract liabilities that existed at January 31, 2019. There were no contract assets recorded as of July 31, 2019, July 31, 2018 and January 31, 2019. Substantially all of the advance payments from licensees as of July 31, 2019 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three and six-month periods indicated below:

	Three Months Ended July 31, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$588,601	$83,706	$(28,415)	$643,892
Cost of goods sold	395,728	44,810	(28,415)	412,123
Gross profit	192,873	38,896	—	231,769
Selling, general and administrative expenses	141,540	54,908	—	196,448
Depreciation and amortization	7,763	2,026	—	9,789
Gain on lease terminations	—	(1,393)	—	(1,393)
Operating profit (loss)	$43,570	$(16,645)	$—	$26,925

	Three Months Ended July 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$544,597	$106,662	$(26,561)	$624,698
Cost of goods sold	362,756	56,959	(26,561)	393,154
Gross profit	181,841	49,703	—	231,544
Selling, general and administrative expenses	136,178	62,682	—	198,860
Depreciation and amortization	7,348	2,107	—	9,455
Operating profit (loss)	$38,315	$(15,086)	$—	$23,229

	Six Months Ended July 31, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$1,159,240	$165,610	$(47,406)	$1,277,444
Cost of goods sold	767,308	89,709	(47,406)	809,611
Gross profit	391,932	75,901	—	467,833
Selling, general and administrative expenses	288,797	109,510	—	398,307
Depreciation and amortization	15,284	3,978	—	19,262
Gain on lease terminations	—	(2,222)	—	(2,222)
Operating profit (loss)	$87,851	$(35,365)	$—	$52,486

	Six Months Ended July 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$1,072,270	$211,181	$(47,010)	$1,236,441
Cost of goods sold	704,331	113,049	(47,010)	770,370
Gross profit	367,939	98,132	—	466,071
Selling, general and administrative expenses	272,591	128,340	—	400,931
Depreciation and amortization	14,483	4,352	—	18,835
Operating profit (loss)	$80,865	$(34,560)	$—	$46,305

(1)Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2019	July 31, 2018	January 31, 2019
	(In thousands)
Wholesale	$2,109,198	$1,880,348	$1,834,610
Retail	362,595	205,268	190,996
Corporate	240,643	151,018	182,452
Total assets	$2,712,436	$2,236,634	$2,208,058

Note 9 – Stockholders’ Equity

The changes in stockholders’ equity for the three and six months ended July 31, 2019 and 2018 are as follows (in thousands):

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of April 30, 2019	$264	$456,835	$(18,421)	$761,344	$(13,196)	$1,186,826
Equity awards exercised/vested, net	—	(4,082)	—	—	4,158	76
Share-based compensation expense	—	5,122	—	—	—	5,122
Taxes paid for net share settlements	—	(1,680)	—	—	—	(1,680)
Other comprehensive gain, net	—	—	1,573	—	—	1,573
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Net income	—	—	—	11,119	—	11,119
Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of April 30, 2018	$262	$454,398	$(2,086)	$630,633	$(283)	$1,082,924
Equity awards exercised/vested, net	1	(51)	—	—	50	—
Share-based compensation expense	—	5,666	—	—	—	5,666
Taxes paid for net share settlements	—	(13)	—	—	—	(13)
Other comprehensive loss, net	—	—	(11,501)	64	—	(11,437)
Net income	—	—	—	10,077	—	10,077
Balance as of July 31, 2018	$263	$460,000	$(13,587)	$640,774	$(233)	$1,087,217

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(9,900)	—	—	10,016	116
Share-based compensation expense	—	9,349	—	—	—	9,349
Taxes paid for net share settlements	—	(7,366)	—	—	—	(7,366)
Other comprehensive loss, net	—	—	(1,654)	—	—	(1,654)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	23,162	—	23,162
Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of January 31, 2018	$245	$451,844	$(5,522)	$674,542	$(420)	$1,120,689
Equity awards exercised/vested, net	18	(149)	—	—	187	56
Share-based compensation expense	—	9,440	—	—	—	9,440
Taxes paid for net share settlements	—	(1,098)	—	—	—	(1,098)
Other comprehensive loss, net	—	(37)	(8,065)	(2)	—	(8,104)
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	19,962	—	19,962
Balance as of July 31, 2018	$263	$460,000	$(13,587)	$640,774	$(233)	$1,087,217

For three months ended July 31, 2019, the Company issued 1,651 shares of common stock and utilized 148,025 shares of treasury stock in connection with the exercise or vesting of equity awards. For the three months ended July 31, 2018, the Company issued 13,276 shares of common stock and utilized 12,738 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2019, the Company issued 7,651 shares of common stock and utilized 356,550 shares of treasury stock in connection with the exercise or vesting of equity awards. For the six months ended July 31, 2018, the Company issued 19,276 shares of common stock and utilized 47,253 shares of treasury stock in connection with the exercise or vesting of equity awards.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Amounts paid and deferred for the three and six months ended July 31, 2019, related to the higher dutiable values, were CAD$0.6 million ($0.5 million) and CAD$2.2 million ($1.7 million), respectively. Cumulative amounts paid and deferred through July 31, 2019, related to the higher dutiable values, were CAD$12.7 million ($9.7 million).

G-III Canada, based on the advice of counsel, believes it has positions that support its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA. G-III Canada filed its appeal with the CBSA in May 2018.

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

Note 11 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments. The Company adopted ASU 2016-02 during the first quarter of fiscal 2020 using the optional transition method to apply the standard as of the effective date. As a result of adopting this standard, as of February 1, 2019, the Company recognized operating lease liabilities of $384.5 million and corresponding operating lease assets of $341.2 million. In addition, the Company recorded a $9.6 million impairment of the operating lease assets, net of tax, at adoption. The impairment was recorded as a reduction to retained earnings.

In June 2018, the FASB issued ASU 2018-07, “FASB Simplifies Guidance on Nonemployee Share-Based Payments,” which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. The Company adopted ASU 2018-07 during the first quarter of fiscal 2020. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate (or portion thereof) in the Tax Cut and Jobs Act is recorded. The Company adopted ASU 2018-02 during the first quarter of fiscal 2020. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Issued Accounting Guidance Being Evaluated for Adoption

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Subsequently, the FASB issued amendments to clarify the codification, in addition to also clarifying the implementation dates and the items that fall within the scope of the pronouncement. This pronouncement will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been “incurred”). Under the “expected loss” model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considers past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. The new standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-13 on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement among or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in ASU 2018-13 modify the disclosure requirements with respect to fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2018-13 on its condensed consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2020 is referred to as “fiscal 2020.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2019. We account for our investment in each of KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2019 and 2018 were each a 13-week fiscal quarter and 26-week period, respectively, for the retail operations segment. For fiscal 2020 and 2019, the retail operations segment three month periods ended on August 3, 2019 and August 4, 2018, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to the following:

●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail business;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	data security or privacy breaches;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	the effects of competition in the markets in which we operate, including from e-commerce retailers;
●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by e-commerce retailers;
●	consolidation of our retail customers;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts;
●	the effect of regulations applicable to us as a U.S. public company; and

●	our ability to successfully implement our business strategies to realize the anticipated benefits of the acquisition of Donna Karan International Inc. (“DKI”).

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc and Marc New York. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Starter and over 150 U.S. colleges and universities. We also source and sell to retailers products under their private retail labels.

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

Our retail operations segment includes direct sales to consumers through company-operated stores and product sales through our owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Our retail operations segment consists primarily of our Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. As of July 31, 2019, we operated 132 Wilsons Leather stores, 106 G.H. Bass stores, 38 DKNY stores, 12 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores.

Licensed Products

For more than 25 years, the sale of licensed products has been a key element of our strategy. We have continually sought to increase our portfolio of name brands, product offerings and tiers of distribution because we believe that consumers prefer to buy brands that they know and brand owners prefer to engage licensees who have a successful track record of developing brands.

Our most significant licensor is Calvin Klein with whom we have eleven different license agreements in the United States and Canada. We also have distribution agreements with respect to Calvin Klein luggage in a number of foreign countries. In June 2019, we expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear in the United States and Canada. This was our eleventh license agreement with Calvin Klein. Shipments of our first Calvin Klein Jeans women’s jeanswear line are expected to begin this holiday season.

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada.

Licensing of Proprietary Brands

We currently license our proprietary brands in a variety of categories and continue to seek new licensing opportunities for these brands to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Estee Lauder, Fossil, Marchon, Komar and PVH Corp. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, hosiery, intimates, eyewear, jewelry, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, men’s and women’s watches, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s neckwear, men’s underwear, men’s loungewear, men’s swimwear, men’s belts and small leather goods, women’s belts and cold weather accessories and men’s and women’s socks. We have also licensed the DKNY and Donna Karan brands for men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. In July 2019, we signed a new license for DKNY furniture in the United States, Canada, Mexico and China.

We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We license the G.H. Bass brand in the United States and internationally for men’s, women’s and children’s footwear, men’s sportswear, men’s socks, women’s hosiery and men’s accessories, men’s belts and small leather goods, men’s underwear and loungewear and bedding and bath products.

We license the Vilebrequin brand internationally for a denim line and the Andrew Marc brand in North America for men’s and boy’s tailored clothing.

Retail Operations

Given the current retail environment, we remain committed to eliminating the losses from our own retail operations as swiftly and efficiently as possible. Our strategy includes termination or renegotiation of long-term leases as they approach renewal, implementing cost-cutting initiatives, revising our merchandising strategy to drive additional sales and repurposing certain Wilsons and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands. To lead this effort, in January 2019, we hired a new President of our retail business who is an industry veteran with a proven track record at leading retailers. We are moving in a parallel path of trying to improve the products offered by and the results of our retail businesses, while also reducing our store count more aggressively than we have in the past. Looking ahead for the fall and holiday season, we anticipate some performance benefits from product enhancements we have implemented. At the same time, we continue to focus on reducing our expense base. We recognize the need to be more aggressive in addressing the issues related to our own retail operations.  In July 2019, we engaged outside advisors to assist us with this process.

Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them. In addition, consumer shopping preferences have continued to shift from physical stores to online shopping and retail traffic remains under pressure.  All of these factors have led to a more promotional retail environment that includes aggressive markdowns in an attempt to offset declines caused by a reduction in physical store traffic.

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

Tariffs

The apparel and accessories industry has been impacted by tariffs implemented by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018, and were initially in the amount of 10% of the merchandise cost to us.  The level of tariffs on these product categories was increased to 25% beginning May 10, 2019.

The initial tariffs imposed on products imported by us from China primarily impacted our handbag and leather outerwear categories. These specific categories represented approximately 7% of our net sales in fiscal 2019. If the incremental 15% increase in tariffs on these categories remain in place for the remainder of fiscal 2020, we estimate that our costs would increase by approximately $6.0 million.

On August 1, 2019, the United States government announced new 10% tariffs that will cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs to go into effect would increase from 10% to 15%. The new 15% tariffs went into effect on September 1, 2019, although the additional tariffs on certain categories of products were delayed until December 15, 2019. The announcement follows an earlier proposal by the United States government that would have imposed 25% tariffs on the balance of inbound trade from China, but that were suspended pending trade negotiations with China. It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2019, approximately 61% of the products that we sold were manufactured in China. Assuming no offsets from price increases, sourcing changes or other changes to regulatory rulings, all of which are currently under review, we estimate that the additional 15% tariff effective as of September 1, 2019 will increase our costs in the second half of fiscal 2020 by approximately $12.0 million.

The United States government continues to negotiate with China with respect to a trade deal, which could lead to the removal or postponement of the additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and could harm our operating results. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including accelerating the receipt of inventory, diversifying our sourcing network by arranging to move production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands.

Results of Operations

Three months ended July 31, 2019 compared to three months ended July 31, 2018

Net sales for the three months ended July 31, 2019 increased to $643.9 million from $624.7 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $588.6 million for the three months ended July 31, 2019 from $544.6 million in the comparable period last year. This increase is primarily the result of a $23.8 million increase in net sales of Tommy Hilfiger licensed products and a $17.1 million increase in net sales of our DKNY and Donna Karan products. The Tommy Hilfiger increase was primarily related to the sportswear, outerwear, dress and suits product lines and the DKNY/Donna Karan increase was primarily related to the handbag, outerwear, sportswear, footwear and suit separates product lines. Net sales of Calvin Klein licensed products increased $14.4 million primarily related to the sportswear, outerwear and handbag product lines. These increases were offset, in part, by a $10.8 million decrease in sales of Ivanka Trump product in connection with the expiration of that license.

Net sales of our retail operations segment were $83.7 million for the three months ended July 31, 2019 compared to $106.7 million in the same period last year. Net sales decreased $12.3 million at our G.H. Bass store chain, $8.9 million at our Wilsons retail stores and $2.1 million at our DKNY retail stores. Same store sales decreased by 20.5% at Wilsons stores and 15.8% at G.H. Bass stores compared to the same period in the prior year. Same store sales increased by 2.8% at DKNY stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 347 at July 31, 2018 to 292 at July 31, 2019.

Gross profit was $231.8 million, or 36.0% of net sales, for the three months ended July 31, 2019, compared to $231.5 million, or 37.1% of net sales, in the same period last year. Retail sales generally have a higher gross profit percentage than wholesale sales. Accordingly, there is a negative impact on the gross profit percentage of our business as a whole as retail sales constitute a reduced percentage of our total sales. The gross profit percentage in our wholesale operations segment was 32.8% in the three months ended July 31, 2019 compared to 33.4% in the same period last year. The gross profit percentage in our retail operations segment was 46.5% for the three months ended July 31, 2019 compared to 46.6% for the same period last year.

Selling, general and administrative expenses decreased to $196.4 million in the three months ended July 31, 2019 from $198.9 million in the same period last year. The decrease in expenses was primarily due to a decrease of $6.2 million in rent and personnel costs resulting from store closures, which were offset, in part, by an increase of $2.3 million in the accrual for annual incentive bonuses and additional advertising of $1.0 million.

Depreciation and amortization were $9.8 million for the three months ended July 31, 2019 compared to $9.5 million in the same period last year. The increase in expense is primarily due to depreciation related to additional capital expenditures.

Other loss was $0.8 million in the three months ended July 31, 2019 compared to less than $0.1 million in the same period last year. This increase is primarily the result of recording $0.4 million of foreign currency losses during the three months ended July 31, 2019 compared to $0.4 million of foreign currency gains recorded during the three months ended July 31, 2019. In addition, we recorded a $0.4 million loss from unconsolidated affiliates during the three months ended July 31, 2019 compared to $0.5 million in the same period last year.

Interest and financing charges, net, for the three months ended July 31, 2019 were $10.8 million compared to $10.2 million for the same period last year. This increase was due to higher interest rates and higher average borrowings.

Income tax expense was $4.3 million for the three months ended July 31, 2019 compared to $2.9 million for the same period last year primarily as a result of recording additional pre-tax book income. Our effective tax rate increased to 27.7% in the current year’s quarter from 22.4% in last year’s comparable quarter. Our effective tax rate includes the effect of an income tax charge of $0.2 million in the three months ended July 31, 2019 and an income tax benefit of $0.1 million in the three months ended July 31, 2018 in connection with the vesting of equity awards. In addition, our effective tax rate for the three months ended July 31, 2018 includes a $0.3 million income tax benefit in connection with changes to state tax legislatives that increased our deferred tax assets.

Six months ended July 31, 2019 compared to six months ended July 31, 2018

Net sales for the six months ended July 31, 2019 increased to $1.28 billion from $1.24 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.16 billion for the six months ended July 31, 2019 from $1.07 billion in the comparable period last year. This increase is primarily the result of a $67.4 million increase in net sales of Tommy Hilfiger licensed products and a $32.6 million increase in net sales of our DKNY and Donna Karan products. The Tommy Hilfiger increase was primarily related to the performance, sportswear, dress, suit separates and denim product lines and the DKNY/Donna Karan increase was primarily related to the handbag, women’s outerwear, performance, sportswear and footwear product lines. Net sales of Calvin Klein licensed products increased $14.5 million primarily related to the handbag, performance and outerwear product lines. These increases were offset, in part, by a $20.9 million decrease in sales of Ivanka Trump product in connection with the expiration of that license.

Net sales of our retail operations segment were $165.6 million for the six months ended July 31, 2019 compared to $211.2 million in the same period last year. Net sales decreased $20.6 million at each of our G.H. Bass store chain and our Wilsons retail stores and $4.2 million at our DKNY retail stores. Same store sales decreased by 21.9% at Wilsons stores and 13.6% at G.H. Bass stores compared to the same period in the prior year. Same store sales increased by 1.0% at DKNY stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 347 at July 31, 2018 to 292 at July 31, 2019.

Gross profit was $467.8 million, or 36.6% of net sales, for the six months ended July 31, 2019, compared to $466.1 million, or 37.7% of net sales, in the same period last year. Retail sales generally have a higher gross profit percentage than wholesale sales. Accordingly, there is a negative impact on the gross profit percentage of our business as a whole as retail sales constitute a reduced percentage of our total sales. The gross profit percentage in our wholesale operations segment was 33.8% in the six months ended July 31, 2019 compared to 34.3% in the same period last year. The gross profit percentage in our retail operations segment was 45.8% for the six months ended July 31, 2019 compared to 46.5% for the same period last year.

Selling, general and administrative expenses decreased to $398.3 million in the six months ended July 31, 2019 from $400.9 million in the same period last year. The decrease in expenses was primarily due to a $14.2 million decrease in rent, personnel costs and other benefits primarily as a result of store closures. The decrease was offset, in part, by increases of $5.4 million for third-party warehouse expenses, $3.3 million in the accrual for annual incentive bonuses and $2.3 million of advertising expenses.

Depreciation and amortization were $19.3 million for the six months ended July 31, 2019 compared to $18.8 million in the same period last year. The increase in expense is primarily due to depreciation related to additional capital expenditures.

Other loss was $1.4 million in the six months ended July 31, 2019 compared to $0.5 million in the same period last year.  This increase is primarily the result of recording $1.0 million of foreign currency losses during the six months ended July 31, 2019 compared to $1.3 million of foreign currency gains recorded during the six months ended July 31, 2019. In addition, we recorded a $0.4 million loss from unconsolidated affiliates during the six months ended July 31, 2019 compared to $1.8 million in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2019 were $21.1 million compared to $19.8 million for the same period last year. This increase was due to higher interest rates and higher average borrowings.

Income tax expense was $6.8 million for the six months ended July 31, 2019 compared to $6.0 million for the same period last year. Our effective tax rate decreased to 22.7% in the current period from 23.2% in the same period last year. Our effective tax rate includes the effect of an income tax benefit of $1.3 million in the six months ended July 31, 2019 and $0.4 million in the six months ended July 31, 2018 in connection with the vesting of equity awards.

Liquidity and Capital Resources

Term Loan

On December 1, 2016, we borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). Additionally, on December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2019, interest under the Term Loan was being paid at the average rate of 7.73% per annum.

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

The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the agreement within specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00.

The Term Loan contains covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined over the term of the agreement. As of July 31, 2019, we were in compliance with these covenants.

Revolving Credit Facility

On December 1, 2016, our previous credit agreement was refinanced and replaced by a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of July 31, 2019, interest under the revolving credit agreement was being paid at the average rate of 3.68% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries. In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, that may not be less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2019, we were in compliance with these covenants.

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

Unsecured Loan

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan with Banque du Leman S.A (the “Unsecured Loan”). The Unsecured Loan matures on April 15, 2024. During the term of the Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable in cash.

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

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under the revolving credit facility of $160.0 million and $111.4 million at July 31, 2019 and 2018, respectively. In addition, we had $300.0 million in borrowings outstanding under the Term Loan at both July 31, 2019 and 2018. Our contingent liability under open letters of credit was approximately $13.4 million and $15.8 million at July 31, 2019 and 2018, respectively. In addition to the amounts outstanding under these two loan agreements, at July 31, 2019 and 2018, we had $125.0 million of face value principal amount outstanding under the LVMH Note. As of June 30, 2019, we also had €2.9 million ($3.3 million) outstanding under the Unsecured Loan.

We had cash and cash equivalents of $39.6 million on July 31, 2019 and $42.3 million on July 31, 2018.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. We repurchased 1,327,566 shares of our common stock during the three months ended July 31, 2019 for an aggregate purchase price of $35.2 million. We have 2,949,362 authorized shares remaining under this program. As of September 3, 2019, we had 47,745,045 shares of common stock outstanding.

Cash from Operating Activities

We used $132.9 million of cash in operating activities during the six months ended July 31, 2019, primarily due to an increase of $265.8 million in inventories and decreases of $64.5 million in customer refund liabilities and $38.3 million in operating lease liabilities. These items were offset, in part, by net income of $23.2 million, non-cash depreciation and amortization of $19.3 million, non-cash operating lease costs of $36.7 million, an increase in accounts payable and accrued expenses of $109.0 million and a decrease of $37.5 million in accounts receivable.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter. In addition, we accelerated inventory receipts in anticipation of expected increases in tariffs on apparel products imported from China. Our accounts receivable and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $19.5 million of cash in investing activities during the six months ended July 31, 2019 for capital expenditures and operating lease assets initial direct costs. Capital expenditures in the period primarily related to information technology expenditures and additional fixturing costs at department stores. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

Cash from Financing Activities

Net cash provided by financing activities was $120.8 million during the six months ended July 31, 2019 primarily as a result of the net proceeds of $160.0 million in borrowings under the revolving credit facility offset, in part, by $35.2 million of cash used to repurchase shares under our share repurchase program and $7.4 million for taxes paid in connection with net share settlements.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2019 are those that depend most heavily on these judgments and estimates. As of July 31, 2019, there have been no material changes to our critical accounting policies, other than the adoption of new lease accounting standards as discussed in Note 4 to the Condensed Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019 (the “Annual Report”), which could materially affect our business, financial condition or future results. There have been no material changes to these risk factors as of July 31, 2019. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2019. Included in this table are shares withheld during June and July 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2019	—	$—	—	4,276,928
June 1 - June 30, 2019	745,788	25.57	703,486	3,573,442
July 1 - July 31, 2019	625,349	27.62	624,080	2,949,362
	1,371,137	$26.50	1,327,566	2,949,362

(1)

Included are 43,571 shares withheld during June and July 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. The 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2019.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2019.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2019.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10Q for the fiscal quarter ended July 31, 2019.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 6, 2019	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 6, 2019	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer