Form 10-Q
period 2019-10-31
G III APPAREL GROUP LTD /DE/
filed 2019-12-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

As of December 5, 2019, there were 47,825,398 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2019	2018	2019
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$55,801	$66,080	$70,138
Accounts receivable, net of allowance for doubtful accounts	899,029	819,636	502,133
Inventories	650,633	616,162	576,383
Prepaid income taxes	2,942	—	8,308
Prepaid expenses and other current assets	77,328	82,933	96,933
Total current assets	1,685,733	1,584,811	1,253,895
Investments in unconsolidated affiliates	62,231	67,874	66,587
Property and equipment, net	90,830	89,658	86,407
Operating lease assets	293,819	—	—
Other assets, net	34,389	35,109	35,459
Other intangibles, net	39,297	43,409	42,404
Deferred income tax assets, net	25,135	28,336	22,427
Trademarks	437,247	440,505	439,742
Goodwill	259,926	261,366	261,137
Total assets	$2,928,607	$2,551,068	$2,208,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$32,029	$25,194	$8,859
Accounts payable	215,217	224,826	225,499
Accrued expenses	137,402	137,878	102,841
Customer refund liabilities	260,040	235,400	243,589
Current operating lease liabilities	66,850	—	—
Current portion of notes payable	655	—	—
Other current liabilities	1,056	—	—
Total current liabilities	713,249	623,298	580,788
Notes payable, net of discount and unamortized issuance costs	674,741	694,277	386,604
Deferred income tax liabilities, net	14,300	15,276	15,128
Noncurrent operating lease liabilities	260,010	—	—
Other noncurrent liabilities	6,005	37,262	36,529
Total liabilities	1,668,305	1,370,113	1,019,049

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,395, 49,356 and, 49,387 shares issued, respectively	264	264	264
Additional paid-in capital	457,278	461,457	464,112
Accumulated other comprehensive loss	(23,060)	(15,566)	(15,194)
Retained earnings	867,850	734,800	758,881
Common stock held in treasury, at cost - 1,570, 0 and 678 shares, respectively	(42,030)	—	(19,054)
Total stockholders' equity	1,260,302	1,180,955	1,189,009
Total liabilities and stockholders' equity	$2,928,607	$2,551,068	$2,208,058

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,128,403	$1,072,982	$2,405,847	$2,309,423
Cost of goods sold	729,384	690,882	1,538,995	1,461,252
Gross profit	399,019	382,100	866,852	848,171
Selling, general and administrative expenses	246,580	232,052	644,887	632,983
Depreciation and amortization	9,701	10,033	28,963	28,868
Gain on lease terminations	(124)	—	(2,346)	—
Operating profit	142,862	140,015	195,348	186,320
Other income (loss)	677	176	(722)	(303)
Interest and financing charges, net	(12,518)	(12,323)	(33,623)	(32,153)
Income before income taxes	131,021	127,868	161,003	153,864
Income tax expense	35,634	33,843	42,454	39,877
Net income	$95,387	$94,025	$118,549	$113,987

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.00	$1.91	$2.45	$2.32
Weighted average number of shares outstanding	47,768	49,231	48,333	49,176

Diluted:
Net income per common share	$1.97	$1.86	$2.42	$2.26
Weighted average number of shares outstanding	48,356	50,494	49,056	50,345

Net income	$95,387	$94,025	$118,549	$113,987
Other comprehensive income:
Foreign currency translation adjustments	(6,212)	(1,979)	(7,866)	(10,044)
Other comprehensive loss	(6,212)	(1,979)	(7,866)	(10,044)
Comprehensive income	$89,175	$92,046	$110,683	$103,943

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$118,549	$113,987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,963	28,868
Loss on disposal of fixed assets	1,343	154
Non-cash operating lease costs	55,048	—
Gain on lease terminations	(2,346)	—
Dividend received from unconsolidated affiliate	1,960	1,470
Equity (gain)/loss in unconsolidated affiliates	(2,248)	1,421
Share-based compensation	13,657	14,876
Deferred financing charges and debt discount amortization	6,586	7,481
Changes in operating assets and liabilities:
Accounts receivable, net	(396,895)	(525,331)
Inventories	(74,250)	(63,312)
Income taxes, net	28,614	20,507
Prepaid expenses and other current assets	19,278	(33,958)
Other assets, net	(382)	(4,569)
Customer refund liabilities	16,450	168,954
Operating lease liabilities	(61,063)	—
Accounts payable, accrued expenses and other liabilities	26,567	33,345
Net cash used in operating activities	(220,169)	(236,107)

Cash flows from investing activities
Operating lease assets initial direct costs	(2,014)	—
Capital expenditures	(31,903)	(19,516)
Investment in unconsolidated affiliate	—	(9,951)
Net cash used in investing activities	(33,917)	(29,467)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(1,536,448)	(1,454,510)
Proceeds from borrowings - revolving facility	1,816,328	1,752,106
Repayment of borrowings - unsecured term loan	(338)	—
Proceeds from borrowings - unsecured term loan	3,380	—
Proceeds from exercise of equity awards	116	56
Purchase of treasury shares	(35,216)	—
Taxes paid for net share settlements	(8,367)	(4,843)
Net cash provided by financing activities	239,455	292,809

Foreign currency translation adjustments	294	(6,931)
Net (decrease)/increase in cash and cash equivalents	(14,337)	20,304
Cash and cash equivalents at beginning of period	70,138	45,776
Cash and cash equivalents at end of period	$55,801	$66,080

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$25,822	$26,071
Income tax payments, net	$13,975	$20,041

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2019. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three and nine-month periods ended October 31, 2019 and 2018 were each a 13-week fiscal quarter and 39-week period, respectively, for the retail operations segment. For fiscal 2020 and 2019, the three and nine-month periods for the retail operations segment ended on November 2, 2019 and November 3, 2018, respectively.

The results for the three and nine months ended October 31, 2019 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $41.9 million, $37.5 million and $42.4 million as of October 31, 2019, October 31, 2018 and January 31, 2019 respectively. The inventory return asset is recorded within prepaid expenses and other current assets.

Inventory held on consignment by the Company’s customers totaled $11.0 million, $7.3 million and $4.9 million at October 31, 2019, October 31, 2018 and January 31, 2019, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 3 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.
●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2019	2018	2019	2019	2018	2019
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	279,880	309,599	—	279,880	309,599	—
Note issued to LVMH	3	100,623	95,345	96,618	100,825	95,345	88,608
Unsecured loan	2	2,948	—	—	2,948	—	—

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

The Company’s lease assets and liabilities as of October 31, 2019 consist of the following:

Leases	Classification	October 31, 2019
		(In thousands)
Assets
Operating	Operating lease assets	$293,819
Total lease assets		$293,819

Liabilities
Current operating	Current operating lease liabilities	$66,850
Noncurrent operating	Noncurrent operating lease liabilities	260,010
Total lease liabilities		$326,860

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For transition purposes, the incremental borrowing rate on February 1, 2019 was used for operating leases that commenced prior to that date.

The Company recorded lease costs of $24.4 million and $74.3 million during the three and nine months ended October 31, 2019, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $4.4 million and $11.9 million for the three and nine months ended October 31, 2019, respectively. Short-term lease costs are immaterial.

As of October 31, 2019, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2024 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2020	$20,031
2021	89,483
2022	75,858
2023	66,550
2024	53,197
After 2024	97,891
Total lease payments	$403,010
Less: Interest	76,150
Present value of lease liabilities	$326,860

As of October 31, 2019, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2019, the weighted average remaining lease term related to operating leases is 5.3 years. The weighted average discount rate related to operating leases is 7.8%.

Cash paid for amounts included in the measurement of operating lease liabilities is $75.9 million as of October 31, 2019. Right-of-use assets obtained in exchange for lease obligations were $21.3 million as of October 31, 2019.

Note 5 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and unexercised stock options outstanding during the period. Approximately 846,200 and 344,000 unvested shares of common stock have been excluded from the diluted net income per share calculation for the three months ended October 31, 2019 and 2018, respectively. Approximately 680,700 and 330,000 unvested shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2019 and 2018, respectively. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net income	$95,387	$94,025	$118,549	$113,987
Basic net income per share:
Basic common shares	47,768	49,231	48,333	49,176
Basic net income per share	$2.00	$1.91	$2.45	$2.32

Diluted net income per share:
Basic common shares	47,768	49,231	48,333	49,176
Diluted restricted stock unit awards and stock options	588	1,263	723	1,169
Diluted common shares	48,356	50,494	49,056	50,345
Diluted net income per share	$1.97	$1.86	$2.42	$2.26

Note 6 – Notes Payable

Long-term debt consists of the following:

	October 31, 2019	October 31, 2018	January 31, 2019
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	279,880	309,599	—
Note issued to LVMH	125,000	125,000	125,000
Unsecured loan	2,948	—	—
Subtotal	707,828	734,599	425,000
Less: Net debt issuance costs (1)	(8,055)	(10,667)	(10,014)
Debt discount	(24,377)	(29,655)	(28,382)
Current portion of long-term debt	(655)	—	—
Total	$674,741	$694,277	$386,604
(1)	Does not include debt issuance costs, net of amortization, totaling $5.2 million, $7.7 million and $7.1 million as of October 31, 2019, October 31, 2018 and January 31, 2019, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets in accordance with Accounting Standards Update (“ASU”) 2015-15.

Term Loan

In connection with the acquisition of DKI, the Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). On December 1, 2016, the Company prepaid $50.0 million in principal amount of the Term Loan. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2019, interest under the Term Loan was being paid at an average rate of 7.62% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within specified deadlines. The Term Loan contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. This loan also includes a mandatory prepayment provision based on excess cash flow as defined in the term loan agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of October 31, 2019, the Company was in compliance with these covenants.

Revolving Credit Facility

Upon closing of the acquisition of DKI, the Company’s prior credit agreement was refinanced and replaced by a $650 million amended and restated credit agreement (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of October 31, 2019, interest under the revolving credit agreement was being paid at an average rate of 3.30% per annum. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitments.

As of October 31, 2019, the Company had $279.9 million of borrowings outstanding under the revolving credit facility, all of which are classified as long-term liabilities. As of October 31, 2019, there were outstanding trade and standby letters of credit amounting to $3.6 million and $3.4 million, respectively.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2019, the Company was in compliance with these covenants.

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

Unsecured Loan

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan with Banque du Leman S.A (the “Unsecured Loan”). The Unsecured Loan matures on April 15, 2024. During the term of the Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly in cash.

Note 7 – Revenue Recognition

Disaggregation of Revenue

In accordance with ASC 606 – Revenue from Contracts with Customers, the Company has elected to disclose its revenues by segment. Each segment has its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company has identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. As of October 31, 2019, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.4 million, $4.2 million and $6.4 million at October 31, 2019, October 31, 2018 and January 31, 2019, respectively. The Company recognized $4.5 million in revenue for the three months ended October 31, 2019 related to contract liabilities that existed at July 31, 2019. The Company recognized $5.5 million in revenue for the nine months ended October 31, 2019 related to contract liabilities that existed at January 31, 2019. There were no contract assets recorded as of October 31, 2019, October 31, 2018 and January 31, 2019. Substantially all of the advance payments from licensees as of October 31, 2019 are expected to be recognized as revenue within the next twelve months.

Note 8 – Segments

The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. This segment also includes sales through Company-owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses.

The following segment information is presented for the three and nine-month periods indicated below:

	Three Months Ended October 31, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$1,067,858	$89,671	$(29,126)	$1,128,403
Cost of goods sold	713,063	45,447	(29,126)	729,384
Gross profit	354,795	44,224	—	399,019
Selling, general and administrative expenses	190,166	56,414	—	246,580
Depreciation and amortization	7,748	1,953	—	9,701
Gain on lease terminations	—	(124)	—	(124)
Operating profit (loss)	$156,881	$(14,019)	$—	$142,862

	Three Months Ended October 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$1,005,358	$110,934	$(43,310)	$1,072,982
Cost of goods sold	677,011	57,181	(43,310)	690,882
Gross profit	328,347	53,753	—	382,100
Selling, general and administrative expenses	166,423	65,629	—	232,052
Depreciation and amortization	7,709	2,324	—	10,033
Operating profit (loss)	$154,215	$(14,200)	$—	$140,015

	Nine Months Ended October 31, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$2,227,404	$255,282	$(76,839)	$2,405,847
Cost of goods sold	1,480,678	135,156	(76,839)	1,538,995
Gross profit	746,726	120,126	—	866,852
Selling, general and administrative expenses	478,964	165,923		644,887
Depreciation and amortization	23,033	5,930		28,963
Gain on lease terminations	—	(2,346)		(2,346)
Operating profit (loss)	$244,729	$(49,381)	$—	$195,348

	Nine Months Ended October 31, 2018
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$2,077,628	$322,115	$(90,320)	$2,309,423
Cost of goods sold	1,381,342	170,230	(90,320)	1,461,252
Gross profit	696,286	151,885	—	848,171
Selling, general and administrative expenses	439,014	193,969	—	632,983
Depreciation and amortization	22,192	6,676	—	28,868
Operating profit (loss)	$235,080	$(48,760)	$—	$186,320

(1)Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2019	October 31, 2018	January 31, 2019
	(In thousands)
Wholesale	$2,342,209	$2,155,840	$1,834,610
Retail	348,898	224,593	190,996
Corporate	237,500	170,635	182,452
Total assets	$2,928,607	$2,551,068	$2,208,058

Note 9 – Stockholders’ Equity

The changes in stockholders’ equity for the three and nine months ended October 31, 2019 and 2018 are as follows (in thousands):

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820
Equity awards exercised/vested, net	—	(2,224)	—	—	2,224	—
Share-based compensation expense	—	4,308	—	—	—	4,308
Taxes paid for net share settlements	—	(1,001)	—	—	—	(1,001)
Other comprehensive gain, net	—	—	(6,212)	—	—	(6,212)
Net income	—	—	—	95,387	—	95,387
Balance as of October 31, 2019	$264	$457,278	$(23,060)	$867,850	$(42,030)	$1,260,302

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of July 31, 2018	$263	$460,000	$(13,587)	$640,774	$(233)	$1,087,217
Equity awards exercised/vested, net	1	(234)	—	—	233	—
Share-based compensation expense	—	5,436	—	—	—	5,436
Taxes paid for net share settlements	—	(3,745)	—	—	—	(3,745)
Other comprehensive loss, net	—	—	(1,979)	1	—	(1,978)
Net income	—	—	—	94,025	—	94,025
Balance as of October 31, 2018	$264	$461,457	$(15,566)	$734,800	$—	$1,180,955

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(12,124)	—	—	12,240	116
Share-based compensation expense	—	13,657	—	—	—	13,657
Taxes paid for net share settlements	—	(8,367)	—	—	—	(8,367)
Other comprehensive loss, net	—	—	(7,866)	—	—	(7,866)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	118,549	—	118,549
Balance as of October 31, 2019	$264	$457,278	$(23,060)	$867,850	$(42,030)	$1,260,302

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
Balance as of January 31, 2018	$245	$451,844	$(5,522)	$674,542	$(420)	$1,120,689
Equity awards exercised/vested, net	19	(383)	—	—	420	56
Share-based compensation expense	—	14,876	—	—	—	14,876
Taxes paid for net share settlements	—	(4,843)	—	—	—	(4,843)
Other comprehensive loss, net	—	(37)	(10,044)	(1)	—	(10,082)
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	113,987	—	113,987
Balance as of October 31, 2018	$264	$461,457	$(15,566)	$734,800	$—	$1,180,955

For three months ended October 31, 2019, the Company issued no shares of common stock and utilized 80,353 shares of treasury stock in connection with the exercise or vesting of equity awards. For the three months ended October 31, 2018, the Company issued 117,774 shares of common stock and utilized 58,790 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2019, the Company issued 8,851 shares of common stock and utilized 435,703 shares of treasury stock in connection with the exercise or vesting of equity awards. For the nine months ended October 31, 2018, the Company issued 137,050 shares of common stock and utilized 106,043 shares of treasury stock in connection with the exercise or vesting of equity awards.

Note 10 – Canadian Customs Duty Examination

In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the Company. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through October 27, 2017, the date of the final report. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to goods imported in the future.

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Amounts paid and deferred for the nine months ended October 31, 2019, related to the higher dutiable values, were CAD$2.2 million ($1.7 million). Cumulative amounts paid and deferred through October 31, 2019, related to the higher dutiable values, were CAD$12.7 million ($9.7 million).

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2020 is referred to as “fiscal 2020.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2019, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2019. We account for our investment in each of KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three and nine-month periods ended October 31, 2019 and 2018 were each a 13-week fiscal quarter and 39-week period, respectively, for the retail operations segment. For fiscal 2020 and 2019, the retail operations segment three and nine-month periods ended on November 2, 2019 and November 3, 2018, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to the following:

●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the potential significant changes to our retail operations, as well as the impact on our business resulting from any related charges to our financial statements, which may be dilutive to our earnings in the short-term;
●	the impact on our business resulting from potential costs, obligations and charges related to the early closure of stores or the termination of long-term, non-cancellable leases;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	data security or privacy breaches;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	the effects of competition in the markets in which we operate, including from e-commerce retailers;
●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by e-commerce retailers;
●	consolidation of our retail customers;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;

●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts;
●	the effect of regulations applicable to us as a U.S. public company; and
●	our ability to successfully implement our business strategies to realize the anticipated benefits of the acquisition of Donna Karan International Inc. (“DKI”).

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019 and in Part II-Other Information, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc and Marc New York. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to retailers under their private retail labels.

We are also expanding our business globally through our distribution partners in key regions. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition. DKNY is currently being distributed in the Middle East, Russia, Indonesia, Philippines, South East Asia and Korea, as well as in China, where we operate through a joint venture.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. This segment also includes sales through our owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. As of October 31, 2019, we operated 127 Wilsons Leather stores, 104 G.H. Bass stores, 40 DKNY stores, 13 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores. In addition, as of October 31, 2019, we operated for the holiday season 5 short-term temporary Wilsons Leather stores, 6 short-term temporary G.H. Bass stores and 1 short-term temporary DKNY store.

Licensed Products

For more than 25 years, the sale of licensed products has been a key element of our strategy. We have continually sought to increase our portfolio of name brands, product offerings and tiers of distribution because we believe that consumers prefer to buy brands that they know and brand owners prefer to engage licensees who have a successful track record of developing brands.

Our most significant licensor is Calvin Klein with whom we have eleven different license agreements in the United States and Canada. We also have distribution agreements with respect to Calvin Klein luggage in a number of foreign countries. In June 2019, we expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear in the United States and Canada. This was our eleventh license agreement with Calvin Klein. Shipments of our first Calvin Klein Jeans women’s jeanswear line began during our third fiscal quarter.

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada.

We own a 49% interest in a joint venture that owns the trademarks for the Karl Lagerfeld brand in North America. As part of that relationship, we have a long-term license agreement with the joint venture for the Karl Lagerfeld Paris brand in North America, pursuant to which we produce and distribute women’s apparel, women’s footwear, women’s handbags, men’s apparel, men’s footwear and luggage under the Karl Lagerfeld Paris brand.

Licensing of Proprietary Brands

We currently license our proprietary brands in a variety of categories and continue to seek new licensing opportunities for these brands to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Estee Lauder, Fossil, Marchon and Komar. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, hosiery, intimates, eyewear, jewelry, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s neckwear, men’s underwear, men’s loungewear, men’s swimwear, men’s belts and small leather goods, women’s belts and cold weather accessories and men’s and women’s socks. We have also licensed the DKNY and Donna Karan brands for men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. In July 2019, we signed a new license for DKNY furniture in the United States, Canada, Mexico and China.

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

Retail Operations

Given the current retail environment and the losses being incurred in our retail operations segment, we intend to move more broadly with respect to store closures while remaining committed to mitigating losses from our retail operations as swiftly and efficiently as possible. In July 2019, we engaged outside advisors to assist us with this process. We are working diligently with our landlords and outside advisors to reshape and right-size our retail operations. Our strategy also includes continued execution of cost-cutting initiatives, revising our merchandising strategy to drive additional sales and repurposing certain Wilsons and G.H. Bass stores for the Karl Lagerfeld Paris or DKNY brands.

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

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Lord & Taylor and last year’s bankruptcy of Bon-Ton. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs to go into effect would increase from 10% to 15%. The new 15% tariffs went into effect on September 1, 2019, although the additional tariffs on certain categories of products were delayed until December 15, 2019. The announcement follows an earlier proposal by the United States government that would have imposed 25% tariffs on the balance of inbound trade from China, but that were suspended pending trade negotiations with China. It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2019, approximately 61% of the products that we sold were manufactured in China. For fiscal 2020, we estimate that approximately 50% of the products that we sell will have been manufactured in China. Assuming no offsets from price increases, sourcing changes or other changes to regulatory rulings, all of which are currently under review, we estimate that the additional 15% tariff effective as of September 1, 2019 will increase our costs in the second half of fiscal 2020 by approximately $12.0 million.

The United States government continues to negotiate with China with respect to a trade deal, which could lead to the removal or postponement of the additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including accelerating the receipt of inventory, diversifying our sourcing network by arranging to move production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands.

Results of Operations

Three months ended October 31, 2019 compared to three months ended October 31, 2018

Net sales for the three months ended October 31, 2019 increased to $1.13 billion from $1.07 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.07 billion for the three months ended October 31, 2019 from $1.01 billion in the comparable period last year. This increase is primarily the result of a $37.8 million increase in net sales of Calvin Klein licensed products, a $28.5 million increase in net sales of Tommy Hilfiger licensed products and a $24.8 million increase in net sales of our DKNY and Donna Karan products. The increase in sales of Tommy Hilfiger products was primarily related to outerwear and sportswear, the increase in sales of Calvin Klein products was primarily related to performancewear, outerwear and dresses, as well as the introduction of jeanswear, and the increase in sales of DKNY/Donna Karan products was primarily related to sportswear, handbags and performancewear. These increases were offset, in part, by a $12.2 million decrease in sales of Ivanka Trump product in connection with the expiration of that license.

Net sales of our retail operations segment were $89.7 million for the three months ended October 31, 2019 compared to $110.9 million in the same period last year. Net sales decreased $11.3 million at our G.H. Bass store chain, $7.9 million at our Wilsons retail stores and $2.1 million at our DKNY retail stores. Same store sales decreased by 8.4% at Wilsons stores and 14.5% at G.H. Bass stores compared to the same period in the prior year. Same store sales increased by 0.3% at DKNY stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 343 at October 31, 2018 to 288 at October 31, 2019. In addition, as of October 31, 2019, we operated 12 short-term, temporary stores for the holiday season.

Gross profit was $399.0 million, or 35.4% of net sales, for the three months ended October 31, 2019, compared to $382.1 million, or 35.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.2% in the three months ended October 31, 2019 compared to 32.7% in the same period last year. The gross profit percentage in our retail operations segment was 49.3% for the three months ended October 31, 2019 compared to 48.5% for the same period last year.

Selling, general and administrative expenses increased to $246.6 million in the three months ended October 31, 2019 from $232.1 million in the same period last year. The increase in expenses was primarily due to increases of $8.8 million in third-party warehouse expenses and $6.3 million in advertising expenses as a result of increased spending related to the marketing of our DKNY brand and, to a lesser extent, an increase in contractual advertising under our license agreements. The increase was offset, in part, by a $3.0 million decrease in rent, personnel costs and other benefits primarily as a result of store closures.

Depreciation and amortization was $9.7 million for the three months ended October 31, 2019 compared to $10.0 million in the same period last year.

Other income was $0.7 million in the three months ended October 31, 2019 compared to $0.2 million for the same period last year. This increase is primarily the result of recording $0.2 million of foreign currency losses during the three months ended October 31, 2019 compared to $0.5 million during the three months ended October 31, 2018. In addition, we recorded $0.8 million in income from unconsolidated affiliates during the three months ended October 31, 2019 compared to $0.7 million in the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2019 were $12.5 million compared to $12.3 million for the same period last year. Interest rates and borrowings were similar in both periods.

Income tax expense was $35.6 million for the three months ended October 31, 2019 compared to $33.8 million for the same period last year primarily as a result of recording additional pre-tax book income. Our effective tax rate increased to 27.2% in the current year’s quarter from 26.5% in last year’s comparable quarter. Our effective tax rate includes the effect of an income tax charge of $0.3 million in the three months ended October 31, 2019 and an income tax benefit of $0.7 million in the three months ended October 31, 2018 in connection with the vesting of equity awards.

Nine months ended October 31, 2019 compared to nine months ended October 31, 2018

Net sales for the nine months ended October 31, 2019 increased to $2.41 billion from $2.31 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.23 billion for the nine months ended October 31, 2019 from $2.08 billion in the comparable period last year. This increase is primarily the result of a $95.9 million increase in net sales of Tommy Hilfiger licensed products, a $57.4 million increase in net sales of our DKNY and Donna Karan products and a $52.4 million increase in net sales of Calvin Klein licensed products. The increase in sales of Tommy Hilfiger products was primarily related to sportswear, dress, performancewear and outerwear, the increase in sales of DKNY/Donna Karan products was primarily related to handbags, sportswear, performancewear and footwear and the increase in sales of Calvin Klein products was primarily related to performancewear and outerwear, as well as the introduction of jeanswear. These increases were offset, in part, by a $32.9 million decrease in sales of Ivanka Trump product in connection with the expiration of that license.

Net sales of our retail operations segment were $255.3 million for the nine months ended October 31, 2019 compared to $322.1 million in the same period last year. Net sales decreased $31.9 million at our G.H. Bass store chain, $28.4 million at our Wilsons retail stores and $6.3 million at our DKNY retail stores. Same store sales decreased by 17.5% at Wilsons stores and 13.9% at G.H. Bass stores compared to the same period in the prior year. Same store sales increased by 0.8% at DKNY stores compared to the same period in the prior year. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 343 at October 31, 2018 to 288 at October 31, 2019. In addition, as of October 31, 2019, we operated 12 short-term, temporary stores for the holiday season.

Gross profit was $866.9 million, or 36.0% of net sales, for the nine months ended October 31, 2019, compared to $848.2 million, or 36.7% of net sales, in the same period last year. Retail sales generally have a higher gross profit percentage than wholesale sales. Accordingly, there is a negative impact on the gross profit percentage of our business as a whole as retail sales constitute a reduced percentage of our total sales. The gross profit percentage in our wholesale operations segment was 33.5% for each of the nine months ended October 31, 2019 and 2018. The gross profit percentage in our retail operations segment was 47.1% for the nine months ended October 31, 2019 compared to 47.2% for the same period last year.

Selling, general and administrative expenses increased to $644.9 million in the nine months ended October 31, 2019 from $633.0 million in the same period last year. The increase in expenses was primarily due to increases of $14.1 million for third-party warehouse expenses and $8.5 million of advertising expenses. The increase was offset, in part, by a $12.6 million decrease in rent, personnel costs and other benefits primarily as a result of store closures.

Depreciation and amortization was $29.0 million for the nine months ended October 31, 2019 compared to $28.9 million in the same period last year.

Other loss was $0.7 million in the nine months ended October 31, 2019 compared to $0.3 million in the same period last year.  This increase is primarily the result of recording $1.1 million of foreign currency losses during the nine months ended October 31, 2019 compared to $0.8 million of foreign currency gains recorded during the nine months ended October 31, 2018, while also recording $0.4 million of income from unconsolidated affiliates during the nine months ended October 31, 2019 compared to $1.1 million of losses in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2019 were $33.6 million compared to $32.2 million for the same period last year. Interest rates and borrowings were similar in both periods.

Income tax expense was $42.5 million for the nine months ended October 31, 2019 compared to $39.9 million for the same period last year. Our effective tax rate increased to 26.4% in the current period from 25.9% in the same period last year. Our effective tax rate includes the effect of an income tax benefit of $1.0 million in the nine months ended October 31, 2019 and $1.1 million in the nine months ended October 31, 2018 in connection with the vesting of equity awards.

Liquidity and Capital Resources

Term Loan

On December 1, 2016, we borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”). Additionally, on December 1, 2016, we prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of October 31, 2019, interest under the Term Loan was being paid at the average rate of 7.62% per annum.

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

The Term Loan contains covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of October 31, 2019, we were in compliance with these covenants.

Revolving Credit Facility

On December 1, 2016, our previous credit agreement was refinanced and replaced by a five-year senior secured revolving credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”). Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of  (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. As of October 31, 2019, interest under the revolving credit agreement was being paid at the average rate of 3.30% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries. In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, that may not be less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of October 31, 2019, we were in compliance with these covenants.

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

Unsecured Loan

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan with Banque du Leman S.A (the “Unsecured Loan”). The Unsecured Loan matures on April 15, 2024. During the term of the Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly in cash.

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

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under the revolving credit facility of $279.9 million and $309.6 million at October 31, 2019 and 2018, respectively. In addition, we had $300.0 million in borrowings outstanding under the Term Loan at both October 31, 2019 and 2018. Our contingent liability under open letters of credit was approximately $7.0 million and $12.0 million at October 31, 2019 and 2018, respectively. In addition to the amounts outstanding under these two loan agreements, at October 31, 2019 and 2018, we had $125.0 million of face value principal amount outstanding under the LVMH Note. As of September 30, 2019, we also had €2.7 million ($2.9 million) outstanding under the Unsecured Loan.

We had cash and cash equivalents of $55.8 million on October 31, 2019 and $66.1 million on October 31, 2018.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. We repurchased 1,327,566 shares of our common stock in the nine months ended October 31, 2019 for an aggregate purchase price of $35.2 million. We have 2,949,362 authorized shares remaining under this program. As of December 5, 2019, we had 47,825,398 shares of common stock outstanding.

Cash from Operating Activities

We used $220.2 million of cash in operating activities during the nine months ended October 31, 2019, primarily due to increases of $397.0 million in accounts receivable and $74.3 million in inventories and a decrease of $61.1 million in operating lease liabilities. These items were offset, in part, by net income of $118.5 million and non-cash charges in the aggregate amount of $103.0 million relating primarily to operating lease costs ($55.0 million), depreciation and amortization ($29.0 million) and share-based compensation ($13.7 million). These items were further offset by increases of $28.6 million in our income tax liability and $26.6 million in accounts payable and accrued expenses.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts receivable and payable. The fall shipping season begins during the latter half of our second quarter. In addition, we accelerated inventory receipts in anticipation of expected increases in tariffs on apparel products imported from China.

Cash from Investing Activities

We used $34.0 million of cash in investing activities during the nine months ended October 31, 2019 for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to information technology expenditures and additional fixturing costs at department stores. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

Cash from Financing Activities

Net cash provided by financing activities was $239.5 million during nine months ended October 31, 2019 primarily as a result of the net proceeds of $280.0 million in borrowings under our revolving credit facility offset, in part, by $35.2 million of cash used to repurchase shares under our share repurchase program and $8.4 million for taxes paid in connection with net share settlements.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2019 are those that depend most heavily on these judgments and estimates. As of October 31, 2019, there have been no material changes to our critical accounting policies, other than the adoption of new lease accounting standards as discussed in Note 4 to the condensed consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. There have been no material changes in our risk factors from those disclosed in our Annual Report, except for the risk factors set forth below, which serve as an update to these two risk factors that were contained in our Annual Report. The risks described in our Annual Report and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Our retail operations segment may continue to incur losses if the potential significant revisions to our retail operations do not significantly improve our results of operations.

Our retail operations segment reported an operating loss of $49.4 million in the nine months ended October 31, 2019, $49.0 million in fiscal 2019 and $49.1 million in fiscal 2018. Given the overall uncertainty of the retail landscape, we are continuing our efforts to significantly reduce the losses in our retail operations. We intend to move more broadly with respect to store closures and have engaged outside advisors to assist us with this process. Our strategy also includes overall cost cutting, revising our merchandising strategies to drive additional sales and re-purposing certain Wilsons and G.H. Bass stores for our Karl Lagerfeld Paris or DKNY brands.  We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations. There is no assurance that we can do so.

We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements, operating lease assets or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. We recorded impairments related to our retail operations of $2.8 million in fiscal 2019, $6.5 million in fiscal 2018 and $10.5 million in fiscal 2017 and may be required to record additional impairments or other charges relating to our retail operations in our financial statements. These impairment or other charges may increase as we continue to evaluate our retail operations. The recording of additional impairments or other charges in the future may have a material adverse impact on our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended October 31, 2019. Included in this table are shares withheld during October 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
August 1 - August 31, 2019	—	$—	—	2,949,362
September 1 - September 30, 2019	—	—	—	2,949,362
October 1 - October 31, 2019	40,797	24.55	—	2,949,362
	40,797	$24.55	—	2,949,362

(1)

Included are 40,797 shares withheld during October 2019 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. The 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019.

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Extension Definition.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 6, 2019	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 6, 2019	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer