Form 10-K
period 2020-01-31
G III APPAREL GROUP LTD /DE/
filed 2020-03-30
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

As of July 31, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,302,446,621.

The number of outstanding shares of the registrant’s Common Stock as of March 23, 2020 was 48,009,346.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 11, 2020, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors” and the following:

●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations, as well as the impact on our business and financial statements resulting from any related costs and charges which may be dilutive to our earnings;
●	the impact on our business and financial statements related to the early closure of stores or the termination of long-term leases;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	data security or privacy breaches;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	the effects of competition in the markets in which we operate, including from e-commerce retailers;
●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations from e-commerce retailers;
●	consolidation of our retail customers;
●	the outbreak of the coronavirus and the numerous adverse effects, including the impact on our supply chain, restrictions on travel and group gatherings, the closing of stores and shopping malls, the reduction of consumer purchases of the types of products we sell and the general material adverse effect on the economy in the U.S. and around the world, all of which negatively impact our business, sales and results of operations;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts; and
●	the effect of regulations applicable to us as a U.S. public company.

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

WEBSITE ACCESS TO REPORTS

Our website is www.g-iii.com. We make available, free of charge, on our website (under the heading “Investors”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including copies of our Code of Ethics and Conduct, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investors.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, G-III Apparel Group, Ltd., 512 Seventh Avenue, 31st Floor, New York, New York 10018. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2020 is referred to as “fiscal 2020.”

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc and Marc New York. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Kenneth Cole, Cole Haan, Guess?, Vince Camuto, Levi’s and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Lord & Taylor, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products over the web through retail partners such as macys.com and nordstrom.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

We also distribute apparel and other products through our own retail stores. Substantially all of our DKNY, Wilsons Leather and G.H. Bass stores are operated as outlet stores. As of January 31, 2020, we operated 124 Wilsons Leather stores, 99 G.H. Bass stores, 43 DKNY stores, 12 Karl Lagerfeld Paris stores and 4 Calvin Klein Performance stores, of which 275 were located in the continental United States and 7 are located internationally. Wilsons Leather, G.H. Bass, Andrew Marc, DKNY and Karl Lagerfeld Paris each operates its own online store. We are currently in the process of restructuring our retail operations segment which is expected to substantially reduce the number of stores we operate. In addition, as of January 31, 2020, Vilebrequin products were distributed through 106 company-operated stores, 58 franchised locations and e-commerce stores located internationally and in the United States.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores, composed primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. This segment also includes sales through our owned websites for the DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass businesses.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

●	Owning brands: We now own a portfolio of proprietary brands, including DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass and Andrew Marc. Owning our own brands is advantageous to us for several reasons:

-	We can realize significantly higher operating margins because we are not required to pay licensing fees on sales by us of our proprietary products and can also generate licensing revenues (which have no related cost of goods sold) for classes of products not manufactured by us.
-	There are no channel restrictions, permitting us to market our products internationally, and to utilize a variety of different distribution channels, including online and off-price channels.
-	We are able to license our proprietary brands in new categories and geographies to best in class licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

●	Focusing on our five global power brands: While we sell products under more than 30 licensed and proprietary brands, five global power brands anchor our business: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. Each of these brands has substantial name recognition and is well-known in the marketplace. We believe each brand also provides us with significant growth opportunities. We have leveraged the strength of our power brands to become a supplier of choice in a diversified range of product categories. This year, we expanded our expertise into the denim category and launched our first Calvin Klein Jeans denim collection during our third quarter of fiscal 2020. We expect to launch our Tommy Hilfiger Jeans and DKNY Jeans denim collections in fiscal 2021. We believe that our ability to add new product categories to our portfolio is one of our core competencies and that denim will provide another area of growth for us.

●	Expanding our international business: We continue to expand our international business and enter into new markets worldwide. We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are expanding our DKNY business globally through our distribution partners in key regions. The key markets in which our DKNY merchandise is currently distributed include the Middle East, Russia, Indonesia, the Philippines, South East Asia and Korea, as well as in China where we operate through a joint venture. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition.

●	Increasing online business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to increase the sale of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning and distribution. We believe that consumers are increasingly engaging with brands through online channels, and that this trend will continue to grow in the coming years. The five global power brands that serve as the anchor of our business position us to be the direct beneficiaries of this trend, whether by continuing to leverage our partnerships with the online businesses operated by our licensors and major retailers to facilitate customer engagement or by building out our own online capabilities.

●	Reducing the losses in our retail operations: We are working towards the restructuring of our retail operations, which would greatly reduce the number of stores we operate and the losses we are incurring. We are working diligently with our landlords and outside advisors with a view to closing a significant number of stores in order to reshape and right-size our retail operations. Our ongoing plan for our retail business focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as our e-commerce business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.

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

In fiscal 2018 and fiscal 2019, we restructured and repositioned the DKNY and Donna Karan brands.  We re-launched the DKNY apparel line and also re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. These steps began paying off in the second half of fiscal 2018 and through fiscal 2019. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We believe there is untapped global licensing and distribution potential for these brands and intend to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees. We are committed to making DKNY the premier fashion and lifestyle brand. We expect to launch our DKNY Jeans denim collection during fiscal 2021.

The acquisition of DKI was not our only recent important strategic initiative. We have continually expanded our relationship with Calvin Klein, our most important license relationship representing over $1 billion of our sales in fiscal 2020. Initially, we had licenses for Calvin Klein men’s and women’s outerwear. We subsequently added licenses for women’s suits, dresses, women’s performance wear, women’s better sportswear, men’s and women’s swimwear, women’s handbags and small leather goods and luggage. In June 2019, we expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear in the United States and Canada. Shipments of our first Calvin Klein Jeans women’s jeanswear line began during our third quarter of fiscal 2020.

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada. We expect to launch our Tommy Hilfiger Jeans denim collection in fiscal 2021.

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

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women's	Men's	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Calvin Klein Jeans	Tommy Hilfiger	Major League Baseball
Tommy Hilfiger	Karl Lagerfeld Paris	National Basketball Association
Karl Lagerfeld Paris	Guess?	National Hockey League
Guess?	Kenneth Cole	Touch
Kenneth Cole	Cole Haan	IMG Collegiate Licensing Company
Cole Haan	Levi's	Starter
Levi's	Dockers
Vince Camuto
Kensie
Chaps

Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Andrew Marc	G-III for Her
Andrew Marc	Marc New York
Marc New York	Vilebrequin
Vilebrequin	G. H. Bass
G. H. Bass	Black Rivet
Eliza J	Wilsons Leather
Jessica Howard
Black Rivet
Wilsons Leather

Diversified distribution base.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 1,800 customers, including a cross section of retailers such as Macy’s, Dillard’s, Lord & Taylor, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington, as well as membership clubs such as Costco and Sam’s Club. We also sell to pure play online retail partners such as Amazon and Fanatics. Our strong relationships with retailers have been established through many years of personal customer service and adherence to meeting or exceeding retailer expectations. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment.

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

Leadership position in the wholesale business.  As one of the largest wholesalers of outerwear, dresses and sportswear, we are widely recognized within the apparel industry for our high-quality and well-designed products. Our expertise and reputation in designing, sourcing and marketing apparel has enabled us to build strong customer relationships and to become one of the leading dress and sportswear suppliers in the United States over the past several years, in addition to our long-term leadership position with respect to outerwear. We have also expanded into other women’s and men’s apparel categories, as well as to non-apparel categories such as handbags, footwear, small leather goods, cold weather accessories and luggage.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 20 years, Neal S. Nackman, our Chief Financial Officer, has been with us for over 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 15 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions and several joint ventures over the last 15 years, while also adding numerous new licenses and licensed products.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 25 years. Sales of licensed products accounted for 59.4% of our net sales in fiscal 2020, 57.4% of our net sales in fiscal 2019 and 58.6% of our net sales in fiscal 2018.

Our most significant licensor is Calvin Klein with whom we have ten different license agreements in the United States and Canada. We have also entered into distribution agreements with respect to Calvin Klein luggage in a number of foreign countries. In June 2019, we expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear in the United States and Canada. This was our eleventh license agreement with Calvin Klein. Shipments of our first Calvin Klein Jeans women’s jeanswear line began during our third quarter of fiscal 2020.

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada. We expect to launch our Tommy Hilfiger Jeans denim collection in fiscal 2021.

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

In November 2019, we renewed our license agreement with the National Football League for an additional three-year term. In September 2018, we renewed our license agreement with Kenneth Cole for an additional four-year term and, in August 2018, we renewed our license agreement with Guess! for an additional five-year term.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2023	None
Calvin Klein (Women's outerwear)	December 31, 2023	None
Calvin Klein (Women's dresses)	December 31, 2023	None
Calvin Klein (Women's suits)	December 31, 2023	None
Calvin Klein (Women's performance wear)	December 31, 2023	None
Calvin Klein (Women's better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Men's and women's swimwear)	December 31, 2023	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Cole Haan (Men's and women's outerwear)	December 31, 2020	December 31, 2025
Dockers (Men's outerwear)	November 30, 2021	None
Guess/Guess? (Men's and women's outerwear)	December 31, 2023	None
Guess/Guess? (Women's dresses)	December 31, 2023	None
Karl Lagerfeld Paris (Women's and men's apparel, women's handbags, women's and men's footwear)	December 31, 2020	December 31, 2030
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2022	December 31, 2025
Kensie (Women's dresses)	January 31, 2023	None
Levi's (Men's and women's outerwear)	November 30, 2021	None
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2021	December 31, 2025
Tommy Hilfiger (Luggage)	December 31, 2020	None
Tommy Hilfiger (Women's apparel)	December 31, 2021	December 31, 2025
Vince Camuto (Women's dresses)	December 31, 2020	December 31, 2025
Team Sports Licenses
IMG Collegiate Licensing Company	December 31, 2020	None
Major League Baseball	December 31, 2023	None
National Basketball Association	September 30, 2020	None
National Football League	March 31, 2023	None
National Hockey League	June 30, 2022	None
Starter	December 31, 2023	December 31, 2028

We have continually sought to increase our portfolio of name brands, product offerings and tiers of distribution because we believe that consumers prefer to buy brands they know and brand owners prefer to engage licensees who have a successful track record of developing brands.

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements may also restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or otherwise fail to meet our obligations under a license agreement, a licensor usually will have the right to terminate our license. License agreements also typically restrict our ability to assign or transfer the agreement without the prior written consent of a licensor and generally provide that a change in control, including as a result of the acquisition of us by another company, is considered to be a transfer of the license agreement that would give a licensor the right to terminate the license unless it has approved the transaction. Our ability to renew the current term of a license agreement may be subject to the discretion of the licensor or to attaining minimum sales and/or royalty levels and to our compliance with the provisions of the agreement.

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, which provides us with a premier brand selling status products worldwide. In our most significant acquisition, we acquired DKI, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands. We currently design, manufacture, distribute and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories. We continue to seek new licensing opportunities to broaden the reach of these brands.

DKNY and Donna Karan

The DKI business has a portfolio of some of the world’s most iconic fashion brands, including DKNY and Donna Karan. First launched in 1984, DKI designs, sources, markets, retails and distributes collections of women’s and men’s clothing, sportswear, accessories and shoes under the DKNY and Donna Karan brand names. We acquired DKI in 2016.

Based on DKNY’s and Donna Karan’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop an even stronger licensing and distribution base. We believe that both the DKNY and Donna Karan brands have the potential for significant growth. In addition, we expect additional revenues from licensing and from sales growth across many categories of the business.

Our DKNY products are designed to provide a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DKNY brand DNA and emphasize a strong price-value relationship. We believe that DKNY has the potential to be the premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, e-commerce sites and international brand partners and distributors. We expect to launch our DKNY Jeans collection in fiscal 2021.

We believe that the Donna Karan brand offers significant growth potential. We re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores located in the United States, such as Dillard’s, Lord & Taylor, Saks Fifth Avenue, Nordstrom and Bloomingdales, as well as fine department stores internationally.

The acquisition of DKI provided us an opportunity to expand our online retail channels. We believe there are significant opportunities to focus and enhance the DKNY and Donna Karan websites, prudently expand retail stores over the long term and capitalize on industry relationships to ensure premium placement for certain product categories in department and other retail stores nationwide.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin sells its products in over 90 countries around the world. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2020, Vilebrequin products were distributed through 106 company-operated stores, plus e-commerce websites located internationally and in the United States, as well as through 58 franchised locations and e-commerce stores and select wholesale distribution.

Vilebrequin’s iconic designs and reputation are linked to its French Riviera heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, fabric quality and well-designed cuts. In addition to men’s swimwear, Vilebrequin sells a collection of women’s swimwear, children’s swimwear, men’s resort wear products, women’s resort wear products, children’s resort wear products and related accessories including hats, beach bags, beach towels, shoes, sunglasses, watches and pool floats. Vilebrequin also offers a collection of women’s swimwear and resort wear. We believe that Vilebrequin is a powerful brand. We plan to continue adding more company operated and franchised retail locations and increase our wholesale distribution of Vilebrequin product throughout the world, as well as develop the business beyond its heritage in men’s swimwear, resort wear and related accessories.

Licensing of Proprietary Brands

As our portfolio of propriety brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin and G.H. Bass in selected categories after acquiring these brands. Our licensing program has significantly increased as a result of owning the DKNY and Donna Karan brands. We currently license our proprietary brands in a variety of categories and continue to seek new licensing opportunities to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Estee Lauder, Fossil, Marchon and Komar. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, hosiery, intimates, eyewear, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s neckwear, men’s underwear, men’s loungewear, men’s swimwear, men’s belts and small leather goods, women’s belts and cold weather accessories and men’s and women’s socks. We have also licensed the DKNY and Donna Karan brands for men’s and women’s apparel and accessories in China pursuant to a long-term license agreement with a joint venture of which we are a 49% owner. In July 2019, we signed a new license for DKNY furniture in the United States, Canada, Mexico and China.

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

Retail Operations

As of January 31, 2020, our retail operations segment consisted of 282 leased retail stores, of which 124 are stores operated under our Wilsons Leather name, 99 are stores operated under our G.H. Bass brand, 43 stores are operated under our DKNY brand, 12 stores are operated under the licensed Karl Lagerfeld Paris brand and 4 stores are operated under the licensed Calvin Klein Performance brand. Wilsons Leather, G.H. Bass, DKNY, Donna Karan, Andrew Marc and Karl Lagerfeld Paris each operates its own online store.

Substantially all of our Wilsons Leather, G.H. Bass and DKNY stores are operated as outlet stores and located in larger outlet centers. We are working towards the restructuring of our retail operations, which would greatly reduce the number of stores we operate and the losses we are incurring. We are working diligently with our landlords and outside advisors with a view to closing a significant number of stores in order to reshape and right-size our retail operations. Our ongoing plan for our retail business focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as our e-commerce business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.

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

Our DKNY stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Our Karl Lagerfeld Paris stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags and footwear. Merchandise is shipped from our main Brooklyn Park, Minnesota distribution center, as well as four regional distribution centers, to replenish stores as needed with key styles and to build inventory for the peak holiday selling season.

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

We work with a diversified group of retail chains, such as Costco, Kohl’s, Ross Stores and Nordstrom in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom-made products for department and specialty chain stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in China, Vietnam, Indonesia and, to a lesser extent, Jordan, India, Cambodia, Bangladesh, Pakistan, the Philippines, Turkey, Sri Lanka, and Central and South America. Vilebrequin’s products are manufactured primarily in Bulgaria, Morocco, Tunisia, Turkey, Italy and Romania. A small portion of our garments are manufactured in the United States.

We continue to make efforts to diversify production and implement strategies to further diversify our production base. Inventory sourced by us from China represented 49.5% of inventory purchased in fiscal 2020 compared to 61.5% in fiscal 2019 and 65.1% in fiscal 2018. Our experienced production teams in China, Vietnam and the Middle East support our efforts to further develop quality production partners in South East Asia and Africa.

We currently have representative offices in Hangzhou, Nanjing and Dongguan, China, as well as in Hong Kong, Vietnam, Indonesia, Bangladesh, Jordan and India. These offices act as our liaison with manufacturers in the Far East. G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. The personnel in our liaison offices assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, compliance, quality, availability of production capacity, pricing and ability to meet changing production requirements.

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

As is customary, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We sourced from one vendor in China 11.4% of our purchases in fiscal 2020, 14.4% of our purchases in fiscal 2019 and 14.7% of our purchases in fiscal 2018. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.

A majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations.

Code of Conduct

We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Vendor Code of Conduct. Our Vendor Code of Conduct specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training and guidance to the factories our contractors use related to our Vendor Code of Conduct and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Vendor Code of Conduct. In addition to the contractual obligation, we evaluate our suppliers' compliance with our Vendor Code of Conduct through audits conducted both by our employees and third-party compliance auditing firms.

Corporate Social Responsibility

Our business has been built on family values and the belief that with hard work, conviction and a commitment to the greater good we could redefine what is possible. By maintaining a commitment to our principles of Engage our People, Protect our Environment and Invest in Our Communities, over the past year we have taken meaningful steps to ensure that our business continues to drive value for all of our stakeholders, while also making a positive impact on our communities and the world around us.

●	Engage Our People - Our greatest asset is the more than 8,000 employees across the globe who come to work every day with incredible dedication, drive, compassion and care. Our focus remains on further enhancing the working environment for our employees and taking steps to ensure that G-III remains a great company to work for. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future and a significant portion of the top 34 management positions are currently occupied by women. We continue to benchmark our programs and practices to our peer group and provide recommendations where appropriate. Finally, our commitment to Board diversity has not waivered, and we are actively exploring opportunities for new perspectives that can enhance our already strong Director group.

As our sourcing and licensing footprints continue to expand, we have taken steps to foster sustainability throughout the organization.  As we expand our supplier relationships beyond China, we are committed to scaling our social and factory compliance programs accordingly. We are also working to formalize and enhance our initiatives and laying the foundation for future programs. We lead multi-brand sustainability training sessions and pilot shared audit programs with our key business partners that are designed to allow us to reach more stakeholders with greater efficiency. We initiated a program to develop additional resources in the field by mentoring interns on sustainability matters.

●	Protect Our Environment - Our efforts to reduce environmental impacts in fiscal 2020 spanned both immediate and longer-term projects that we believe will lead to meaningful reductions in waste and energy usage. We implemented several projects, including installing LED lighting at our largest warehouse and as part of our New York office renovations, as well as conducting an office-wide energy assessment to better understand our footprint and incorporate solutions to cut our energy use. We provided reusable coffee mugs and water bottles to employees and started various recycling programs. This momentum also extends to our key divisions, where we are now piloting the use of lower impact materials in our products.
●	Invest in Our Communities – Organization-wide, we continued our deep levels of support for the Ronald McDonald House of New York, celebrated the 10th year of G-III and DKNY’s partnership with City Harvest, and also worked to mentor students at the Fashion Institute of Technology on business and sustainability insights. We worked with Women In Need (WIN) to provide back-to-school packed backpacks and holiday gifts. However, our commitment to community extends far beyond the reaches of New York with our support of WIN’s sponsorship of International Women’s Day, as well as supporting My Friend’s Place in their efforts to help homeless youth. G-III continued its strong financial backing for important organizations including the Hetrick-Martin Institute and DeliveringGood. For all of these examples, there are countless others of G-III employees around the world taking time out of their schedules to volunteer with numerous other groups that are making a difference.

We are committed to embedding these principles into our business and better engaging our employees and those who work in our contracted factories, protecting our environment and supporting our communities while accepting our responsibility to be a good corporate citizen.

Customs and Import Restrictions

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for products and the imposition of export duties. United States Customs duties on our products presently range from duty free to 37.5%, depending upon the composition, construction and country of origin. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels, as well as quota restrictions. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the tariffs imposed on steel and aluminum and the imposition of tariffs on goods manufactured in China, could adversely affect our business. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,800 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through our DKNY, Donna Karan, Wilsons Leather, G.H. Bass, Vilebrequin and Andrew Marc websites, the Karl Lagerfeld Paris website, and the websites of our retail partners such as Macy’s, Nordstrom, Amazon and Fanatics.

Sales to our ten largest customers accounted for 72.4% of our net sales in fiscal 2020, 69.7% of our net sales in fiscal 2019 and 63.2% of our net sales in fiscal 2018. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 26.3% of our net sales in fiscal 2020, 24.8% of our net sales in fiscal 2019 and 22.2% of our net sales in fiscal 2018. In addition, sales to TJX Companies accounted for an aggregate of 13.2% of our net sales in fiscal 2020 and 12.4% of our net sales in fiscal 2019. The loss of either of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also market our products in Canada, Central America, South America, Europe, the Middle East and the Far East, which, on a combined basis, accounted for approximately 12.2% of our net sales in fiscal 2020 and 13.7% of our net sales in fiscal 2019.

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

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2020, 61% of our net sales in fiscal 2019 and 62% of our net sales in fiscal 2018. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

Competition

We have numerous competitors with respect to the sale of our products, including brand owners, distributors that import products from abroad, and domestic retailers with established foreign manufacturing capabilities. Some of our competitors have greater financial, marketing and manufacturing resources than we do. Our retail business competes against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We also use the licensed Karl Lagerfeld Paris brand in our retail operations segment. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

Employees

As of January 31, 2020, we employed approximately 4,000 employees on a full-time basis and approximately 2,400 employees on a part-time basis. During our peak retail selling season from October through January, we employed approximately 1,700 additional seasonal associates in our retail stores. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

G-III is a party to an agreement with a labor union. As of January 31, 2020, this agreement covers approximately 420 of our full-time employees, most of whom work in our warehouses located in New Jersey, and is currently in effect through November 15, 2020. As successor to the Donna Karan Company LLC (“DKC”), G-III is also subject to DKC’s agreement with the same union. The DKC agreement covers approximately 40 full time employees, most of whom work in its warehouse in New Jersey. This agreement is currently in effect through October 31, 2020.

As successor to DKC, G-III is also subject to DKC’s agreement with another labor union. As of January 31, 2020, this agreement covers approximately 3 of our full-time employees, who work as tailors and sample makers in our New York offices. The agreement is currently in effect through May 31, 2022.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	69	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	60	Vice Chairman, President and Director
Wayne S. Miller	62	Chief Operating Officer and Secretary
Neal S. Nackman	60	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	43	Executive Vice President and Director

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

The recent coronavirus outbreak is having a material adverse effect on our business.

The coronavirus outbreak is having a material adverse impact on our business, operating results and financial condition. The coronavirus outbreak has impacted our worldwide sourcing operations in China and elsewhere. There is hardly anywhere in the world that is not being impacted by the effects of coronavirus. Travel within and between many countries has been restricted. The length of these travel restrictions is not certain at this time. Travel restrictions may impact our suppliers’ ability to obtain necessary materials and inhibit travel by our employees and our suppliers’ employees. As a result of any travel restrictions, potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced for us in China and other countries adversely impacted by the coronavirus outbreak, or threat or perceived threat of such outbreak, we may be unable to obtain adequate inventory from these regions, which could adversely affect our business, results of operations and financial condition. Potential financial impacts associated with the outbreak include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales, and potential incremental costs associated with mitigating the effects of the outbreak. As our suppliers open their factories for production, we will need to balance the production orders given to these factories against the demand for our products in the United States.

Restrictions on travel and group gatherings, the closing of restaurants, sports leagues and all forms of communal entertainment and the fear of contracting coronavirus has materially adversely affected store traffic and retail sales. In addition, many retail store chains and shopping malls have announced closures for periods of time. The restrictions imposed as a result of the coronavirus outbreak and the closing of retail stores in connection with the outbreak are causing a significant adverse effect on the economy in the United States and around the world. If the retail economy continues to weaken and/or consumers reduce purchases in the near or long-term as a result of the negative effects of the coronavirus on the U.S. and worldwide economies due to the coronavirus outbreak, retailers may need to further reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the coronavirus outbreak and the governmental restrictions imposed in the United States and around the world as a result thereof would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

The coronavirus outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain the outbreak or to treat its impact makes it difficult to forecast its effects on our fiscal 2021 results. While it is difficult at this time to predict the magnitude of the effect of the coronavirus outbreak, we expect our results for fiscal 2021 to be materially adversely affected compared to fiscal 2020 as a result of the impact of the coronavirus outbreak.

Risk Factors Relating to Our Wholesale Operations

The failure to maintain our license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2020, net sales of licensed product accounted for 59.4% of our net sales compared to 57.4% of our net sales in fiscal 2019 and 58.6% of our net sales in fiscal 2018.

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

We have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH. We have three different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. Net sales of these two brands owned by PVH constituted approximately 50% of our net sales in fiscal 2020 and approximately 46% of our net sales in fiscal 2019. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our business and the success of our products could be harmed if we are unable to maintain or enhance the images of our proprietary brands.

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. The ownership of the DKNY and Donna Karan brands expanded our portfolio of proprietary brands that also includes G.H. Bass, Vilebrequin and Andrew Marc, among others. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

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

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 72.4% of our net sales in fiscal 2020, 69.7% of our net sales in fiscal 2019 and 63.2% of our net sales in fiscal 2018, with the Macy’s Inc. group accounting for approximately 26.3% of our net sales in fiscal 2020, 24.8% of our net sales in fiscal 2019 and 22.2% of our net sales in fiscal 2018. In addition, TJX Companies accounted for approximately 13.2% of our net sales in fiscal 2020, and 12.4% of our net sales in fiscal 2019. We expect that these customers will continue to provide a significant percentage of our sales as they are important customers of our products. Macy’s recently announced that it intends to close approximately 125 stores over the next three years. According to Macy’s these closures represent approximately 25% of its locations and approximately 6% of its annual revenues. Reductions in store count by Macy’s or other large retailers could adversely affect our sales.

Sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, increase the use of their own private label brands, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. The loss of any of our large customers, the reduction in stores operated by a large customer or the bankruptcy or serious financial difficulty of any of our large customers, could have a material adverse effect on us.

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

Risks Relating to Our Retail Operations

Our retail operations segment may continue to incur losses if the restructuring of our retail operations that we plan to implement does not significantly improve our results of operations.

Our retail operations segment reported an operating loss of $74.6 million in fiscal 2020, $49.0 million in fiscal 2019 and $48.9 million in fiscal 2018. This segment may continue to report operating losses for at least the next two to three years. We reviewed our retail operations and have determined to significantly reduce the number of stores we operate. We are working diligently with our landlords and outside advisors with a view to closing a significant number of stores in order to reshape and right-size our retail operations. We expect to reduce corporate headcount, reduce administrative costs by leveraging functions such as IT, human resources and finance through the use of parent company personnel and reduce the impact of the cost of the warehouse used to support retail operations by also using that warehouse to support our wholesale businesses. We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of attaining profitability in our retail operations segment. If we are not successful in implementing and managing our plans with respect to restructuring and operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions, which could adversely impact our business, results of operations and financial condition. Even if we are able to restructure our retail operations segment, the long-term effects of the coronavirus outbreak may prevent us from achieving improved results of operations in our retail operations segment.

Our efforts to reshape and right-size our retail operations and to improve the results in our retail operations segment may not be successful.

We may not be able to implement the restructuring of our retail operations segment, including a significant reduction in the number of stores we operate, in the timeframe, on the terms or in the manner we expect. Any of the foregoing could also result in increased costs to us. This could adversely impact our business, operating results, financial position and cash flows.

In addition, our attempt to reshape and right-size our retail operations involves numerous risks including, but not limited to:

●	the inability to retain qualified personnel necessary for the orderly closing of retail stores;
●	attrition beyond any planned reduction in workforce and/or a decrease in employee morale;
●	higher than anticipated write-offs of assets or lease termination, store closing and severance costs;
●	potential disruption of the operations of the rest of our businesses and diversion of management’s attention away from our other businesses and operations;
●	exposure to unknown, contingent or other liabilities, including litigation arising in connection with changes made to our retail operations;
●	a negative impact on our business relationships or reputation including, but not limited to, potential relationships with customers, suppliers, vendors, lessors, licensors, licensees and employees; and
●	unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully restructure our retail operations, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expenses relating to our retail operations segment that otherwise would be used on the development and expansion of our other businesses, which could adversely impact our business, operating results, financial position and cash flows.

We have recorded asset impairments in the past and may be required in the future to record impairments of fixed assets or right-of-use assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our assets related to the operation of our retail stores requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements, operating lease assets, right-of-use assets or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. We recorded impairments related to our retail operations of $19.8 million, net of gain on lease terminations, in fiscal 2020, $2.8 million in fiscal 2019 and $6.5 million in fiscal 2018. We may be required to record additional impairments or other charges relating to restructuring our retail operations. The recording of additional impairments or other charges in the future may have a material adverse impact on our business, financial condition and/or future results.

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

Substantially all of the stores in our retail operations segment are operated as outlet stores and located in larger outlet centers, many of which are located in, or near, vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Economic uncertainty, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors that could affect the success of our outlet stores include:

●	the location of the outlet mall or the location of a particular store within the mall;
●	the other tenants occupying space at the outlet mall;
●	increased competition in areas where the outlet malls are located;
●	a downturn in the economy generally or in a particular area where an outlet mall is located;
●	the shift to online shopping;
●	a downturn in foreign shoppers in the United States; and
●	the amount of advertising and promotional dollars spent on attracting consumers to outlet malls.

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2020, our outlet stores continued to experience a reduction in consumer traffic, which adversely affected the results of our retail operations segment. Beginning in fiscal 2021, traffic at all retail stores has been significantly adversely affected by the coronavirus outbreak. In addition, more recently, many stores and shopping malls have announced closures or been required to close for certain periods of time to assist in containing the outbreak. We cannot predict how long this outbreak will affect store closures or purchases by consumers at retail stores nor how large an effect this outbreak will have on retail sales volume.

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

Our ability to successfully operate retail stores depends on many factors.

Our ability to successfully operate our retail stores depends on many factors, including, among others, our ability to:

●	negotiate acceptable lease terms, including desired rent and tenant improvement allowances;
●	achieve brand awareness, affinity and purchase intent in our markets;
●	achieve increased sales and gross margins at our stores;
●	hire, train and retain store associates and field management;
●	assimilate store associates and field management into our corporate culture; and
●	source and supply sufficient inventory levels.

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

The retail industry is intensely competitive. We compete against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and e-commerce retailers. We also compete in particular markets with a number of retailers that specialize in the products that we sell. A number of different competitive factors could have a material adverse effect on our retail business, results of operations and financial condition including:

●	increased operational efficiencies of competitors;
●	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;
●	expansion of product offerings by existing competitors;
●	entry by new competitors into markets in which we operate retail stores;
●	adoption by existing competitors of innovative retail sales methods; and
●	increased consumer preference for online apparel purchases and innovations by e-commerce retailers such as Amazon.

We may not be able to continue to compete successfully with our existing or new competitors, or be assured that prolonged periods of deep discount pricing by our competitors will not have a material adverse effect on our business.

Our e-commerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

We are investing in our e-commerce business and seeking to increase the amount of business derived from our e-commerce operations. The successful operation and expansion of our e-commerce business, as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits, depends on operating an appealing digital platform and providing an efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include:

●	the failure of the computer systems, including those of third-party vendors, that operate our e-commerce sites including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
●	disruptions in the Internet or telecom service or power outages;
●	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;
●	rapid technology changes;
●	the failure to deliver products to customers on-time or to satisfy customers’ expectations;
●	credit or debit card fraud and other payment processing issues;
●	natural disasters or adverse weather conditions;
●	changes in applicable federal, state and international regulations;
●	liability for online content; and
●	cybersecurity and consumer privacy concerns and regulation.

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

Because we process and transmit payment card information, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. We are required by Card Rules to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in Card Rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract the management team of our retail business and require it to undertake costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach. Further, changes in technology and processing procedures may result in changes to the Card Rules. Such changes may require us to make significant investments in operating systems and technology that may impact our business. Failure to keep up with changes in technology could result in the loss of business. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.

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

Acquisitions could also result in:

●	substantial cash expenditures;
●	potentially dilutive issuances of equity securities;
●	the incurrence of debt and contingent liabilities;
●	a decrease in our profit margins;
●	amortization of intangibles and potential impairment of goodwill;
●	reduction of management attention to other parts of our business;
●	failure to generate expected financial results or reach business goals; and
●	increased expenditures on human resources and related costs.

If acquisitions disrupt our operations, our business may suffer.

We conduct certain of our operations through joint ventures. Joint ventures could fail to meet our expectations or cease to deliver anticipated benefits. There could also be disagreements with our joint venture partners that could adversely affect our interest a joint venture.

We own 49% in each of two joint ventures, one that holds a license to the Karl Lagerfeld Paris brand in the United States, Mexico and Canada and one that licenses the use of the DKNY and Donna Karan brands in China. We may enter into additional joint ventures in the future. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

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

Our debt level and related debt service obligations could have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes;
●	making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;
●	reducing our flexibility in planning for, or reacting to, changes in our industry or market conditions;
●	making us more vulnerable in the event of a downturn in our business operations or in the economy; and
●	exposing us to interest rate risk given that a substantial portion of our debt obligations is at variable interest rates.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our revolving credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our revolving credit facility, interest rate fluctuations and the adverse impact of the coronavirus outbreak on the U.S. and world-wide economies and on our business. Interest rates increased in fiscal 2018 and 2019, but decreased in fiscal 2020. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2020, we were in compliance with the financial covenants in our revolving credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy, including as a result of the coronavirus outbreak, could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

Changes in the method of determining LIBOR or the replacement of LIBOR with an alternate reference rate may increase interest expense under our Bank Debt or future bank borrowings.

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

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2020, 61% of our net sales in fiscal 2019 and 62% of our net sales in fiscal 2018. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

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

The retail and apparel industries are subject to sudden shifts in consumer trends and consumer spending. Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard. We need to anticipate and respond to changing trends quickly, efficiently and effectively in order to be successful. Our failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, shopping and spending patterns could lead to, among other things, excess inventories or a shortage of products and could have a material adverse effect on our financial condition and results of operations.

Our ability to deliver our products to the market could be disrupted if we encounter problems affecting our logistics and distribution systems.

We rely on distribution facilities operated by us or by third parties to transport, warehouse and ship products to our customers. Our logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few key locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the adverse effects that could be caused by significant disruptions affecting our distribution facilities. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Vilebrequin, Andrew Marc, G.H. Bass and Wilsons Leather businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brands and adversely impact our business, financial condition and results of operations.

We are subject to the risk that our licensees may not generate expected sales or maintain the value of our brands.

We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks, to third parties. If our licensees fail to successfully market and sell licensed products, or fail to obtain sufficient capital or effectively manage their business operations, customer relationships, labor relationships, supplier relationships or credit risks, it could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.

We also rely on our licensees to help preserve the value of our brand. Although we attempt to protect our brand through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brand by our licensees. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be harmed. Moreover, the misuse of our brand by, or negative publicity involving, a licensee could have a material adverse effect on our brand and on us.

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

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. We sourced 11.4% of our purchases in fiscal 2020, 14.4% of our purchases in fiscal 2019 and 14.7% of our purchases in fiscal 2018 from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Our arrangements with foreign manufacturers are subject to the usual risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China, political or economic instability in China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from China represented approximately 49.5% of our inventory purchased in fiscal 2020, 61.5% of our inventory purchased in fiscal 2019 and 65.1% of our inventory purchased in fiscal 2018.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan and Vilebrequin businesses. The strength of the economy in Europe is uncertain and has been significantly affected by the impacts of the coronavirus outbreak. There is some concern that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

We are subject to income taxes in the United States and other jurisdictions. Our domestic and international tax liabilities are dependent on the allocation of revenue and expenses in various jurisdictions. Significant judgment is required in determining our global provision for income taxes. Changes in the U.S. federal, state, and international tax legislations can have an adverse impact on our income tax liabilities and effective tax rate.  Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our results of operations.

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

We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have an adverse impact on our results of operations.

We are subject to risks associated with international operations.

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan and Vilebrequin businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

●	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
●	local product preferences and product requirements;
●	more stringent regulation relating to privacy and data access to, or use of, commercial or personal information, particularly in Europe;
●	less rigorous protection of intellectual property;
●	compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;
●	unexpected changes in regulatory requirements; and
●	new tariffs or other barriers in international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

●	political instability and terrorist attacks;
●	changes in diplomatic and trade relationships; and
●	general and economic fluctuations in specific countries or markets.

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

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs to go into effect would increase from 10% to 15%. The new 15% tariffs went into effect on September 1, 2019, although the additional tariffs on certain categories of products were delayed until December 15, 2019. The announcement followed an earlier proposal by the United States government that would have imposed 25% tariffs on the balance of inbound trade from China, but that were suspended pending trade negotiations with China. The additional tariffs have not yet gone into effect as the United States and China entered into a “phase one” trade agreement in January 2020.

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2019, approximately 61% of the products that we sold were manufactured in China. For fiscal 2020, approximately 50% of the products that we sold were manufactured in China.

The United States government continues to negotiate with China with respect to a “phase two” trade agreement, which could lead to the removal, lowering or postponement of the additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including accelerating the receipt of inventory, diversifying our sourcing network by arranging to move production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands. These efforts may not enable us to offset the adverse effects of any increases in tariffs.

We have been audited by the Canadian Border Services Agency (“CBSA”) and are in the process of appealing the CBSA ruling. Loss of this appeal could have an adverse effect on our results of operations.

In October 2017, the CBSA issued a final audit report to G-III’s Canadian subsidiary that challenged the valuation used by the Canadian subsidiary for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through October 27, 2017, the date of the final report. The CBSA has requested us to reassess our customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by us to the vendor. The CBSA has also requested that we change the valuation method used to pay duties with respect to goods imported in the future.

We secured a bond to guarantee payment in the amount of CAD$26.9 million ($20.9 million) in March 2018, representing customs duty and interest that is claimed to be owed by us through December 31, 2017. In March 2018, we amended the duties filed for the month of January 2018 in accordance with the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, we began paying duties in Canada on imported goods based on the price paid or payable by the Canadian retail customers. Duties paid on the higher dutiable value through May 31, 2019 were not charged as an expense in our statement of operations, but were recorded as a deferred expense until the appeal process is concluded. Effective June 1, 2019, we commenced paying based on the dutiable value of our imports in Canada based on pre-audit levels.

If our appeal of the audit findings is not successful, we will have to pay the duties and interest that have been secured by the bond. This will result in a charge to our statement of operations for past duties, as well as for the additional duties we deferred or have not paid beginning on February 1, 2018 through the conclusion of the appeal process. In addition, our loss of the appeal would result in increased duties paid in Canada on products imported into Canada and will increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. This could have an adverse effect on our results of operations.

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

We collect, process, transmit and store personal, sensitive and confidential information, including our proprietary business information and that of consumers (including users of our websites) and our wholesale partners, distributors, employees, suppliers and business partners. The protection of customer, employee and company data is critical to us. Customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach or attack could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.

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

Our use and handling of personally identifiable data is regulated at the international, federal and state levels. We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted regulations that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain additional rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of GDPR could result in significant penalties. The regulatory environment surrounding information security and privacy is increasingly demanding. California recently adopted a new regulation called the California Consumer Privacy Act (“CCPA”) that went into effect January 1, 2020, with enforcement expected to begin by July 1, 2020. CCPA provides broad rights to California consumers with respect to the collection and use of their information by businesses. It also creates a new and potentially severe statutory framework for violations. The California law could lead to similar laws in other U.S. states or at a national level.

Privacy and information security laws and regulations change from time to time, and compliance with them may result in cost increases due to necessary systems changes and the development of new processes. The interplay of federal and state laws may be subject to varying interpretations by courts and governmental agencies, creating complex compliance issues for us, consumers and our wholesale partners. If we fail to comply with these laws and regulations, we could be subjected to legal risk. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the cost of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially.

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

If major department, mass merchant and specialty store chains consolidate, continue to close stores or cease to do business, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Our largest customer, Macy’s, recently announced that it intended to close approximately 125 stores over the next three years. In addition, Lord & Taylor, JC Penney and Kohl’s, as well as other store chains, have announced their intention to close stores. Bon-Ton Stores, a customer of ours for many years, filed for bankruptcy in 2018 and closed all of its stores. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

The effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, such as the recent outbreak of the coronavirus, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

Other Risks Relating to Ownership of Our Common Stock

Our Chairman and Chief Executive Officer may be in a position to control matters requiring a stockholder vote.

As of March 23, 2020, Morris Goldfarb, our Chairman and Chief Executive Officer, beneficially owned approximately 8.1% of our common stock. His significant role in our management and his reputation in the apparel industry could make his support crucial to the approval of any major transaction involving us. He may have the ability to control our management and affairs.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2017 and March 23, 2020, the market price of our common stock has ranged from a low of $2.96 to a high of $51.20 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

●	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;
●	a shortfall in revenues or net income from that expected by securities analysts and investors;
●	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
●	announcements concerning our competitors;
●	changes in product pricing policies by our competitors or our customers;
●	changes in tariff and trade policies;
●	actual or perceived adverse effects from the coronavirus outbreak;
●	general conditions in our industry; and
●	general conditions in the securities markets.

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

As of January 31, 2020, we had goodwill, trademarks and other intangibles in an aggregate amount of $737.6 million, or approximately 29% of our total assets and approximately 57% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKI. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively impact our stock price.

Similar to many companies, our market capitalization has been negatively impacted recently as stock prices have dropped dramatically in the past month. The uncertainty caused by the coronavirus outbreak has made it impracticable to forecast our business with any certainty for the balance of the fiscal year.  As a result, we will likely have to evaluate the value of our intangibles with indefinite lives, including trademarks, goodwill and other long-lived assets, which could result in impairments to such assets in fiscal 2021.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The offices, sales showrooms, distribution centers and warehouses that are material to us, all of which are leased, consist of:

Location	Property Type	Lease Expiration	Renewal Option	Square Footage
500 and 512 Seventh Avenue, New York City	Corporate Office and showrooms	March 2023 / March 2028	5-year	313,000
240 West 40th Street, New York City	Corporate Office and showrooms	July 2020	-	120,000
231 West 39th Street, New York City	Corporate Office and showrooms	April 2034	-	22,000
Dayton, New Jersey	Distribution center	January 2025	-	385,000
Jamesburg, New Jersey	Distribution center	December 2020	5-year	783,000
Carlstadt, New Jersey	Distribution center	April 2024	10-year	197,000
Brooklyn Park, Minnesota	Retail operations office, warehouse and distribution facility	April 2022	-	301,000

Retail Stores

As of January 31, 2020, we operated 388 leased store locations, of which 124 are Wilsons Leather retail stores, 99 are G.H. Bass retail stores, 106 are Vilebrequin retail stores, 43 are DKNY stores, 12 are Karl Lagerfeld Paris stores and 4 are Calvin Klein Performance retail stores.

Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between three and ten years in duration.

Our leases expire at varying dates through 2030. During fiscal 2020, we entered into 41 new store leases, renewed 70 store leases and terminated or allowed 57 store leases to expire. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 59 stores located in Europe, 26 stores located in the United States, 10 stores located in Asia and 11 stores in the Caribbean. DKNY has 36 stores located in the United States, 3 stores located in Canada and 4 stores located in Europe.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2021	123
2022	46
2023	45
2024	30
2025 and thereafter	144
Total	388

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for the additional duties payable as a result of the reassessment required by the final audit report. We secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, we amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, we began paying duties based on the new valuation method.

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

On March 23, 2020, there were 19 holders of record and, we believe, approximately 31,000 beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2020:

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2019	—	$—	—	$2,949,362
December 1 - December 31, 2019	3,101	29.83	—	2,949,362
January 1 - January 31, 2020	291,893	28.47	—	2,949,362
	294,994	$28.49	—	$2,949,362
(1)	Included in this table are 294,994 shares withheld during December 2019 and January 2020 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In December 2015, our Board of Directors reapproved and increased a previously authorized share repurchase program from the 3,750,000 shares remaining under that plan to 5,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2015 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2015 — January 31, 2020)

$200
$150
$100
$50
$0
PRICE
1/31/2015
1/31/2016
1/31/2017
1/31/2018
1/31/2019
1/31/2020
DATE
GIII
S&P 500 (SPX)
S&P 500 Textiles, Apparel & Luxury Goods

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2020, 2019, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2018, 2017 and 2016, and our audited consolidated statements of income for the years ended January 31, 2017 and 2016 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

We consolidate the accounts of all of our wholly-owned subsidiaries. KL North America B.V. (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch limited liability companies that are joint ventures, each of which is 49% owned by us. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada and Fabco operates the DKNY/Donna Karan business in China. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by us. KLH holds the worldwide rights to the Karl Lagerfeld brand. We account for these three investments using the equity method of accounting. Our Vilebrequin subsidiary, KLNA, KLH and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA, KLH and Fabco are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2020, the results of Vilebrequin, KLNA, KLH and Fabco are included for the year ended December 31, 2019. The Company’s retail stores report results on a 52/53-week fiscal year for the retail operations segment. The Company’s year ended January 31, 2018 was a 53-week fiscal year for the retail operations segment. All other years presented were a 52-week fiscal year for the retail operations segment.

The operating results of DKI have been included in our financial statements since December 1, 2016, the date of acquisition.

	Consolidated Income Statement Data
	Year Ended January 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Net sales	$3,160,464	$3,076,208	$2,806,938	$2,386,435	$2,344,142
Cost of goods sold	2,042,524	1,969,099	1,752,199	1,545,107	1,505,504
Gross profit	1,117,940	1,107,109	1,054,739	841,328	838,638
Selling, general and administrative expenses	832,180	834,763	855,247	704,436	628,762
Depreciation and amortization	38,735	38,819	37,783	32,481	25,392
Asset impairment, net of gain on lease terminations	19,371	2,813	7,884	10,480	—
Operating profit	227,654	230,714	153,825	93,931	184,484
Other income (loss)	(1,149)	(2,960)	(1,413)	(580)	1,340
Interest and financing charges, net	(44,407)	(43,924)	(42,363)	(15,589)	(6,691)
Income before income taxes	182,098	183,830	110,049	77,762	179,133
Income tax expense	38,261	45,763	47,925	25,824	64,800
Net income	$143,837	$138,067	$62,124	$51,938	$114,333
Basic earnings per share	$2.98	$2.81	$1.27	$1.12	$2.52
Weighted average shares outstanding - basic	48,209	49,140	48,820	46,308	45,328
Diluted earnings per share	$2.94	$2.75	$1.25	$1.10	$2.46
Weighted average shares outstanding - diluted	48,895	50,274	49,750	47,394	46,512

	Consolidated Balance Sheet Data
	Year Ended January 31,
	2020	2019	2018	2017	2016
	(In thousands)
Working capital	$754,728	$673,107	$612,434	$567,519	$657,636
Total assets	2,565,137	2,208,058	1,915,177	1,851,944	1,184,070
Short-term debt	673	—	—	—	—
Long-term debt	396,794	386,604	391,044	461,756	—
Total stockholders' equity	1,290,672	1,189,009	1,120,689	1,021,236	888,128

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2020 is referred to as “fiscal 2020.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2019 compared to the fiscal year ended January 31, 2018 (“fiscal 2018”), other financial information related to fiscal 2018 and information with respect to Liquidity and Capital Resources at January 31, 2018 and for fiscal 2018 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

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

While our products are sold at a variety of price points through a broad mix of retail partners and our own stores, a majority of our sales are concentrated with our ten largest customers. Sales to our ten largest customers comprised 72.4% of our net sales in fiscal 2020, 69.7% of our net sales in fiscal 2019 and 63.2% of our net sales in fiscal 2018.

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

We believe that consumers prefer to buy brands they know, and we have continually sought to increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We have increased the portfolio of brands we offer through licenses, acquisitions and joint ventures. We focus our efforts on the sale of products under our five power brands, two of which we own and three of which we license. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners and seeking to acquire established brands.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores, composed primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. This segment also includes sales through our owned websites for the DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass businesses.

Trends

Impact of Coronavirus Outbreak

Our operations and related strategies discussed in this Form 10-K do not take into account the developing impacts of the coronavirus pandemic. Beginning in late February 2020, this outbreak has had multiple impacts on our business, including, but not limited to, the temporary closure of our customers’ stores and closures of our own stores in North America, a mandate to require our employees who work in our headquarters to work remotely and temporary disruption of our global supply chain. These impacts are expected to result in lower sales, lower liquidity and higher leverage than previously anticipated for fiscal 2021.

We have taken temporary precautionary measures intended to help minimize the risk of coronavirus to our employees, including temporarily requiring employees to work remotely. Temporarily requiring employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. Some of our retail partners have closed their stores in North America, including our largest customer, Macy’s. Some of our customers, such as Costco and Sam’s Club, remain open for business. Our retail partners that have closed stores have asked to extend their payment terms with us. We are in the process of negotiating resolutions with our retail partners that are equitable and fiscally responsible for each of us.

There is significant uncertainty around the breadth and duration of store closures and other business disruptions related to the coronavirus outbreak, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores once they re-open. The extent to which coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus outbreak and the actions taken to contain it or treat its impact.

In response to these challenges, we have taken measures to contain costs that include, but are not limited to, salary reductions and deferral of capital projects. We are also reviewing our inventory needs and working with suppliers to curtail, or cancel, production of product which we believe will not be able to be sold in season. We have also been working with our suppliers, landlords and licensors to negotiate extended payment terms in order to preserve capital.

We believe that we have sufficient cash and available capacity under our revolving credit facilities to meet our liquidity needs. As of March 26, 2020, we had cash of approximately $646 million and the capacity under our revolving credit facility was approximately $130 million. Our cash balance includes draw downs in March 2020 of $500.0 million under our revolving credit facility.

Industry Trends

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

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Macy’s, Lord & Taylor and JCPenney and the bankruptcy of Bon-Ton. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs to go into effect would increase from 10% to 15%. The new 15% tariffs went into effect on September 1, 2019, although the additional tariffs on certain categories of products were delayed until December 15, 2019. The announcement follows an earlier proposal by the United States government that would have imposed 25% tariffs on the balance of inbound trade from China, but that were suspended pending trade negotiations with China. In January 2020, the U.S. and China signed their Phase One Deal that rolled back certain tariffs and postponed certain tariffs that had been scheduled to go into effect on December 15, 2020.

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2019, approximately 61% of the products that we sold were manufactured in China. For fiscal 2020, we estimate that approximately 50% of the products that we sold were manufactured in China.

Notwithstanding the Phase One Deal, the United States government continues to negotiate with China with respect to a trade deal, which could lead to the removal or postponement of additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have engaged in a number of efforts to mitigate the effect on our results of operations of increases in tariffs on products imported by us from China, including accelerating the receipt of inventory, diversifying our sourcing network by arranging to move production out of China, negotiating with our vendors in China to receive vendor support to lessen the impact of increased tariffs on our cost of goods sold, and discussing with our customers the implementation of price increases that we believe our products can absorb because of the strength of our portfolio of brands.

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

Goodwill and Intangible Assets

ASC Topic 350 – Intangibles – Goodwill and Other (“ASC 350”) requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test in the fourth fiscal quarter of each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. We have identified two reporting units, which are wholesale operations and retail operations. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our goodwill and intangible assets with an indefinite life.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The evaluation consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing a qualitative evaluation, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to our book value and macroeconomic conditions affecting our business. In performing a quantitative evaluation, to estimate the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge. In both fiscal 2020 and 2019, we performed a qualitative evaluation and, in fiscal 2018, we performed a quantitative evaluation.

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

In accordance with ASC 350, in the first step of our goodwill impairment review, we compare the fair value of the wholesale operations reporting unit to our carrying value. If the fair value of the reporting unit exceeds our carrying value, goodwill is not impaired and no further testing is required. In fiscal 2018, we wrote off $0.7 million of the goodwill associated with the retail operations segment as a result of the performance of the retail operations segment. In fiscal 2020 and fiscal 2019, we performed a qualitative evaluation where we considered the measurable performance of the wholesale operations reporting unit, our stock price and market capitalization and the current macroeconomics regarding the retail industry where our products are sold. In fiscal 2018, we performed a quantitative evaluation where we estimated the fair value of the reporting units using a weighting of fair values derived most significantly from the market approach and, to a lesser extent, from the income approach. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units.

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

Impairment of Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets are less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets.

In fiscal 2020, we recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2019, we recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2018, we recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons Leather, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, we recorded a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores.

Equity Awards

Restricted Stock Units

Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and vest over a three year period.  The grant date fair value for RSU’s are based on the quoted market price on the date of grant.  Compensation expense for RSU’s is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

Performance Based Restricted Stock Units

Performance based restricted stock units consist of both performance based restricted stock units (“PRSU’s”) and performance stock units (“PSU’s”).

PRSU’s were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target.  PRSU’s generally vest over a two to five year period.  For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSU’s are expensed over the service period under the requisite acceleration method.

PSU’s were granted to executives in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the requisite acceleration method and based on an estimated percentage of achievement of certain pre-established goals.

Stock Options

Compensation expense for employee stock options is recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options.

Results of Operations

The following table sets forth our operating results as a percentage of our net sales for the fiscal years indicated below:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.6	64.0	62.4
Gross Profit	35.4	36.0	37.6
Selling, general and administrative expenses	26.3	27.1	30.5
Depreciation and amortization	1.2	1.3	1.3
Asset impairments, net of gain on lease terminations	0.6	0.1	0.3
Operating profit	7.3	7.5	5.5
Other loss	—	(0.1)	(0.1)
Interest and financing charges, net	(1.4)	(1.4)	(1.5)
Income before income taxes	5.9	6.0	3.9
Income tax expense	1.2	1.5	1.7
Net income	4.7%	4.5%	2.2%

Year ended January 31, 2020 (“fiscal 2020”) compared to year ended January 31, 2019 (“fiscal 2019”)

Net sales for fiscal 2020 increased to $3.16 billion from $3.08 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.86 billion from $2.72 billion in the comparable period last year. This increase is primarily the result of a $105.0 million increase in net sales of Tommy Hilfiger licensed products, an $85.7 million increase in net sales of our DKNY and Donna Karan products and a $48.5 million increase in net sales of Calvin Klein licensed products. The increase in sales of Tommy Hilfiger products was primarily related to sportswear, dress, performancewear and outerwear, the increase in sales of DKNY/Donna Karan products was primarily related to handbags, performancewear, sportswear and footwear and the increase in sales of Calvin Klein products was primarily related to performancewear and outerwear, as well as the introduction of jeanswear. These increases were offset, in part, by a $34.0 million decrease in sales of Ivanka Trump product in connection with the expiration of that license, a $31.9 million decrease in sales of Andrew Marc products and a $15.1 million decrease in sales of private label products.

Net sales of our retail operations segment decreased to $385.9 million from $476.8 million in the same period last year. Net sales from our G.H. Bass store chain decreased by $44.3 million and net sales from our Wilsons Leather store chain decreased by $40.4 million. Net sales from our DKNY retail stores decreased by $5.9 million. Same store sales decreased by 14.4% at G.H. Bass, 14.3% at Wilsons Leather and 0.4% at DKNY retail stores. Net sales of our retail operations segment were negatively affected by the decrease in the number of stores operated by us from 308 at January 31, 2019 to 282 at January 31, 2020.

Gross profit was $1.12 billion, or 35.4% of net sales, for fiscal 2020 and $1.11 billion, or 36.0% of net sales, last year. Retail sales generally have a higher gross profit percentage than wholesale sales. Accordingly, there is a negative impact on the gross profit percentage of our business as a whole as retail sales constitute a reduced percentage of our total sales. The gross profit percentage in our wholesale operations segment was 32.7% for the year ended January 31, 2020 as compared to 32.4% for the year ended January 31, 2019. The gross profit percentage in our retail operations segment was 46.7% for the year ended January 31, 2020 compared to 47.7% for the same period last year.

Selling, general and administrative expenses decreased to $832.2 million in fiscal 2020 from $834.8 million in fiscal 2019. The decrease in expenses was due to decreased facility expenses of $12.4 million, primarily as a result of store closures. Personnel expenses decreased primarily as a result of a decrease in salary expenses of $4.1 million resulting from store closures, as well as an aggregate $6.1 million decrease in bonus and stock compensation expense. The decrease was offset, in part, by increases of $13.1 million for third-party warehouse expenses and $7.4 million of advertising expenses.

Depreciation and amortization increased to $38.7 million in fiscal 2020 from $38.8 million in the prior year. The increase in expense is due to capital expenditures during the current year.

In fiscal 2020, we recorded a $19.4 million impairment charge, net of gain on lease terminations, related to leasehold improvements, furniture and fixtures and operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores. In fiscal 2019, we recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons Leather, G.H. Bass and DKNY stores.

Other loss was $1.2 million in fiscal 2020 compared to $3.0 million in fiscal 2019. The decrease is primarily the result of recording $0.3 million of income from unconsolidated affiliates during fiscal 2020 compared to $1.5 million of losses in fiscal 2019.

Interest and financing charges, net for fiscal 2020, were $44.4 million compared to $43.9 million for the prior year. Interest rates and borrowings were similar in both periods.

Income tax expense for fiscal 2020 was $38.3 million compared to $45.8 million for the prior year. Our effective tax rate was 21.0% in fiscal 2020 compared to 24.9% in the prior year. This decrease in our effective tax rate is primarily the result of the enactment of the Switzerland tax reform.  The change in Switzerland tax laws resulted in a decrease in the deferred tax liabilities related to our foreign owned intangible assets.  Our effective tax rate in fiscal 2020 includes a provisional benefit of $6.1 million.

Liquidity and Capital Resources

ABL Credit Agreement

We are party to an amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries are Loan Guarantors under the ABL Credit Agreement.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and over advances as specified in the ABL Credit Agreement. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. As of January 31, 2020, interest under the ABL Credit Agreement was being paid at the average rate of 3.26% per annum. The ABL Credit Agreement is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the ABL Credit Agreement with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The ABL Credit Agreement contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, that may not be less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of January 31, 2020, the Company was in compliance with these covenants.

Term Loan Credit Agreement

General

We are also party to a Credit Agreement with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (the “Term Loan Credit Agreement”).

The Term Loan Credit Agreement provides for term loans in an original aggregate principal amount of $350.0 million (the “Term Loans”). We used the proceeds to fund a portion of the purchase price with respect to the acquisition of DKI, with the remainder being used for general corporate purposes. On December 1, 2016, we prepaid $50 million in principal amount of the Term Loans, reducing the principal balance of the Term Loans to $300 million. The Term Loans and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”).

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

Maturity and Interest Rate

The Term Loan will mature in December 2022. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR, subject to 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of January 31, 2020, interest under the Term Loan was being paid at the average rate of 7.58% per annum.

Collateral

Subject to certain permitted liens and other exclusions and exceptions, the Term Loans are secured (i) on a first-priority basis by a lien on, among other things, our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in our and the Guarantors’ other assets (together with the Term Priority Collateral, the “Collateral”), which will secure on a first-priority basis our asset-based loan facility described above under the caption “ABL Credit Agreement”.

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

The Term Loans are also required to be prepaid in an amount equal to 75% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if our senior secured leverage ratio is less than 3.00 to 1.00, to 25% if our senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if our senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2020, we were not required to make a prepayment based on excess cash flow.

Change of Control

The occurrence of specified change of control events constitute an event of default under the Term Loan Credit Agreement.

Certain Covenants

The Term Loan contains covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires us to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of January 31, 2020, the Company was in compliance with these covenants.

The Term Loan Credit Agreement limits our and our restricted subsidiaries’ ability to:

●	incur additional indebtedness;
●	make dividend payments or other restricted payments;
●	create liens;
●	sell assets (including securities of our restricted subsidiaries);
●	permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries;
●	enter into certain types of transactions with shareholders and affiliates; and
●	enter into mergers, consolidations or sales of all or substantially all of our assets.

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

We incurred significant additional debt in connection with our acquisition of DKI. We had no borrowings outstanding under the ABL Credit Agreement at January 31, 2020 and had no borrowings outstanding under the ABL Credit Agreement at January 31, 2019. In addition, we had $300.0 million in borrowings outstanding under the Term Loan Credit Agreement at both January 31, 2020 and 2019. Our contingent liability under open letters of credit was approximately $11.8 million at January 31, 2020 and $14.8 million at January 31, 2019. In addition to the amounts outstanding under these two loan agreements, at January 31, 2020 and 2019, we had $125.0 million of face value principal amount outstanding under the LVMH Note. As of January 31, 2020, we also had €2.6 million ($2.9 million) outstanding under the Unsecured Loan. As of March 26, 2020, we had cash of approximately $646.0 million and borrowing capacity under our revolving credit facility of approximately $130.0 million. Our cash balance as of March 26, 2020 includes draw downs in March 2020 of $500.0 million under our ABL Credit Agreement.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. Pursuant to this program, during fiscal 2020 we acquired 1,327,566 of our shares of common stock for an aggregate purchase price of $35.2 million and during fiscal 2019 we acquired 723,072 of our shares of common stock for an aggregate purchase price of $20.3 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2020, we had 2,949,362 authorized shares remaining under this program. As of March 23, 2020, we had approximately 48,009,346 shares of common stock outstanding.

Cash from Operating Activities

At January 31, 2020, we had cash and cash equivalents of $197.4 million. We generated $209.0 million of cash from operating activities in fiscal 2020, primarily as a result of our net income of $143.8 million, and non-cash charges in the aggregate amount of $151.4 million relating primarily to operating lease costs ($73.3 million), depreciation and amortization ($38.7 million), asset impairment charges ($21.8 million) and share-based compensation ($17.6 million). We also generated cash from operating activities from decreases of $24.5 million in inventories and $15.9 million in prepaid expenses and other current assets. These items were offset, in part, by a decrease of $79.8 million in operating lease liabilities, an increase of $28.0 million in accounts receivable, a decrease of $18.6 million in accounts payable and accrued expenses, and a decrease of $10.2 million in customer refund liabilities.

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

Cash from Investing Activities

In fiscal 2020, we used $40.1 million of cash in investing activities for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to information technology expenditures and additional fixturing costs at department stores. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

In fiscal 2019, we used $37.3 million of cash in investing activities.  The cash used in investing activities consisted of $29.2 million in capital expenditures primarily related to additional fixturing costs at department stores, as well as improvements and remodels of our retail stores, and $9.9 million for funding the remaining obligation of our investment in Fabco Holding B.V.

Cash from Financing Activities

In fiscal 2020, we used $44.5 million of cash in financing activities. We used $35.2 million of cash to repurchase 1,327,566 shares of our common stock under our share repurchase program and $12.2 million for taxes paid with respect to net share settlements.

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

Recent Accounting Pronouncements

See Note A.19 – Effects of Recently Adopted and Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our Consolidated Financial Statements when adopted.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined in Item 303 of Regulation S-K of the SEC rules.

Tabular Disclosure of Contractual Obligations

As of January 31, 2020, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$384.8	$84.9	$145.4	$97.4	$57.1
Minimum royalty payments (1)	370.4	153.3	164.5	52.6	—
Long-term debt obligations (2)	427.9	0.7	301.4	125.8	—
Purchase obligations (3)	6.5	6.5	—	—	—
Total	$1,189.6	$245.4	$611.3	$275.8	$57.1
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes $300.0 million related to our Term Loan that will mature in 2022 and $125.0 million in face principal amount of the note issued to LVMH payable in 2023. Long-term debt obligations also includes our Unsecured Loan which matures in 2024 and requires us to make quarterly installment payments of €0.2 million. We had no borrowings outstanding under our revolving credit facility as of January 31, 2020.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our Term Loan and our revolving credit facility. We borrow under our revolving credit facility to support general corporate purposes, including capital expenditures and working capital needs. Interest rates increased in fiscal 2019 and decreased in fiscal 2020. Any future increase in interest rates by the Federal Reserve will result in increases in our interest expense under our Term Loan and ABL Credit Facility. Based on the outstanding balances of our Term Loan and our revolving credit facility as of January 31, 2020, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $3.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2020, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2020, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 11, 2020, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

The information required by Item 405 of Regulation S-K is contained under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement and is incorporated herein by reference. The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is contained under the heading “Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2020, the last day of fiscal 2020, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2020.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,340,964 (1)	$18.51 (2)	2,756,905 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,340,964 (1)	$18.51 (2)	2,756,905 (3)
(1)	Includes outstanding awards of 1,301,653 shares of Common Stock issuable upon vesting of restricted stock units (‘‘RSUs’’) and stock options for 39,311 shares of common stock. Outstanding stock options have a weighted average exercise price of $18.51 and a weighted average remaining term of 1.47 years.
(2)	RSUs are excluded when determining the weighted average exercise price of outstanding stock options.
(3)	Under our 2015 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.6(b), 10.6 (c), 10.6 (d), 10.6(e), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.7(e), 10.8, 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.12, 10.13, 10.13(a), 10.14, 10.15 and 10.16.

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of July 22, 2016, by and between G-III Apparel Group, Ltd. (“G-III”) and LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) (including the exhibits thereto).	8-K	000-18183	7/28/2016
2.1(a)	Amendment No. 1 to Stock Purchase Agreement, dated November 30, 2016, by and between G-III and LVMH.	8-K	000-18183	12/6/2016
3.1	Certificate of Incorporation.	8-K	000-18183	7/2/2008
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.	10-Q (Q2 2007)	000-18183	9/13/2006
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.	8-K	000-18183	6/9/2011
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015.	8-K	000-18183	7/1/2015
3.2	By-Laws, as amended, of G-III.	8-K	000-18183	3/15/2013
4.1	Promissory Note, dated December 1, 2016, from G-III to LVMH.	8-K	000-18183	12/6/2016
4.2*	Description of Securities	—	—	—
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	2/3/2009
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/15/2013
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	5/14/2015
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

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.6(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.6(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.6(c)	Form of Deferred Stock Award Agreement for October 23, 2014 restricted stock unit grant.	8-K	000-18183	10/28/2014
10.6(d)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on April 12, 2019.	8-K	000-18183	5/14/2015
10.6(e)	Form of Deferred Stock Award Agreement for May 12, 2015 restricted stock unit grant vesting on June 12, 2020.	8-K	000-18183	5/14/2015
10.7	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	6/13/2019
10.7(a)	Form of Restricted Stock Unit Agreement for December 10, 2015 restricted stock unit grants.	8-K	000-18183	12/14/2015
10.7(b)	Form of Restricted Stock Unit Agreement for January 27, 2017 restricted stock unit grants.	8-K	000-18183	1/31/2017
10.7(c)	Form of Restricted Stock Unit Agreement for March 28, 2017 restricted stock unit grants.	8-K	000-18183	3/17/2017
10.7(d)	Form of Restricted Stock Unit Agreement for April 26, 2018 restricted stock unit grants.	8-K	000-18183	4/30/2018
10.7(e)	Form of Performance Share Unit Agreement for April 17, 2019 performance share unit grants.	8-K	000-18183	4/23/2019
10.8	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.9	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010

10.9(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.9(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.9(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013
10.9(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.10 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.10 (b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	10-K (2019)	000-18183	3/28/2019
10.11	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.12	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.	8-K	000-18183	1/14/2013
10.13(a)	Amendment to Employment Agreement and Executive Transition Agreement, dated as of December 9, 2016, between G-III and Wayne S. Miller.	8-K	000-18183	12/14/2016
10.14	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.15	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.16	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.17	Lease, dated August 1, 2006, between 240 West 40th LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
10.18	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2020.	—	—	—

101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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

ITEM 16.    FORM 10-K SUMMARY.

Not applicable.

EXHIBIT INDEX

4.2	Description of Securities.
21	Subsidiaries of G-III.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

101.INS	iXBRL Instance Document.
101.SCH	iXBRL Schema Document.
101.CAL	iXBRL Calculation Linkbase Document.
101.DEF	iXBRL Extension Definition.
101.LAB	iXBRL Label Linkbase Document.
101.PRE	iXBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-III APPAREL GROUP, LTD.

By:	/s/ Morris Goldfarb
Morris Goldfarb,
Chief Executive Officer

March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 30, 2020
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 30, 2020
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 30, 2020
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 30, 2020
Thomas J. Brosig

/s/ Alan Feller	Director	March 30, 2020
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 30, 2020
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 30, 2020
Victor Herrero

/s/ Jeanette Nostra	Director	March 30, 2020
Jeanette Nostra

/s/ Laura Pomerantz	Director	March 30, 2020
Laura Pomerantz

/s/ Willem van Bokhorst	Director	March 30, 2020
Willem van Bokhorst

	Director	March , 2020
Cheryl Vitali

/s/ Richard White	Director	March 30, 2020
Richard White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a)) G-III Apparel Group, Ltd. and Subsidiaries

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, accordingly, are omitted.

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note B to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective February 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note A to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective February 1, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Wholesale revenue variable consideration
Description of the Matter

As described in Note A and Note B to the consolidated financial statements, wholesale revenue is adjusted by variable consideration arising from implicit or explicit obligations. The reserves for variable consideration are recorded as customer refund liabilities and totaled $233.4 million as of January 31, 2020.

Auditing the Company's measurement of variable consideration related to non-contractual markdowns and returns from wholesalers is especially challenging because the calculation involves subjective management assumptions about estimates of the expected markdowns and returns. For example, in addition to historical experience, estimates of future markdown allowances and returns from wholesale customers are adjusted to reflect management’s assumptions about performance of the Company’s merchandise, specific known events, and industry trends. Changes in the assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for estimating variable consideration. For example, we tested controls over management’s review of the significant assumptions underlying the estimates of the refund liabilities for markdown allowances and returns from wholesale customers.

To test the Company’s measurement of variable consideration related to wholesale customers, our audit procedures included, among others, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management's analyses. For example, we tested the calculation of the historical chargeback and return rates and assessed management’s evaluation of the appropriateness of the rates used in developing its customer refund liabilities based on economic factors and other qualitative conditions including specific known events or industry trends. Further, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the significant assumptions. In addition, we performed a retrospective review of actual chargebacks and returns to evaluate the historical accuracy of the Company’s estimates.

Fair value of operating lease assets
Description of the Matter

As of January 31, 2020, the Company’s operating lease assets had an aggregate carrying value of $270 million. As described in Note D and Note E to the consolidated financial statements, long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment is recognized equal to the amount by which the carrying value of the asset exceeds its fair value.  During the year ended January 31, 2020, the Company recognized an impairment charge of $9.9 million related to the operating lease assets at certain of its retail stores. In addition, upon adoption of ASC 842, Leases, the Company recorded a $9.6 million impairment, net of tax, of operating lease assets at certain of its retail stores as a reduction to retained earnings on February 1, 2019.

Auditing the Company’s measurement of the impairment of its operating lease assets related to retail store leases was especially challenging and involved a high degree of subjectivity as a result of the uncertainty inherent in estimating their fair value.  The fair value estimates developed by the Company, with the assistance of a third-party valuation specialist, were sensitive to significant assumptions such as current comparable market rental rates, market rental growth rates, occupancy cost ratios, fixed expenses growth rates and discount rates. Changes in these assumptions could have a significant effect on the fair value of operating lease assets and the related impairment charge recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company's process to evaluate its long-lived assets for impairment including the process to estimate the fair value of the operating lease assets.  For example, we tested controls over management’s review of the valuation of the operating lease assets prepared by management’s valuation specialists as well as the calculation of the impairments recorded.

To test the estimated fair value of the operating lease assets related to retail stores, our audit procedures included, among others, involving our internal valuation specialists to assist in evaluating the methodologies used and significant assumptions described above and testing the completeness and accuracy of the data used in the analyses.  For example, our internal valuation specialists performed independent market research to evaluate the appropriateness of the significant assumptions used in the valuation of a sample of leases.  This included identifying comparable leases for similar properties taking into consideration the remaining lease term.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd and subsidiaries’ internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 30, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 30, 2020

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2020	2019
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$197,372	$70,138
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.9 million, respectively	530,137	502,133
Inventories	551,918	576,383
Prepaid income taxes	8,566	8,308
Prepaid expenses and other current assets	80,695	96,933
Total current assets	1,368,688	1,253,895
Investments in unconsolidated affiliates	61,987	66,587
Property and equipment, net	76,023	86,407
Operating lease assets	270,032	—
Other assets, net	32,629	35,459
Other intangibles, net	38,363	42,404
Deferred income tax assets, net	18,135	22,427
Trademarks	438,658	439,742
Goodwill	260,622	261,137
Total assets	$2,565,137	$2,208,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income tax payable	$8,468	$8,859
Accounts payable	204,786	225,499
Accrued expenses	101,838	102,841
Customer refund liabilities	233,418	243,589
Current operating lease liabilities	63,166	—
Current portion of notes payable	673	—
Other current liabilities	1,611	—
Total current liabilities	613,960	580,788
Notes payable, net of discount and unamortized issuance costs	396,794	386,604
Deferred income tax liabilities, net	7,952	15,128
Noncurrent operating lease liabilities	249,040	—
Other non-current liabilities	6,719	36,529
Total liabilities	1,274,465	1,019,049

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,387 shares issued, respectively	264	264
Additional paid-in capital	452,142	464,112
Accumulated other comprehensive loss	(18,008)	(15,194)
Retained earnings	893,138	758,881
Common stock held in treasury, at cost - 1,386 and 678 shares, respectively	(36,864)	(19,054)
Total stockholders' equity	1,290,672	1,189,009
Total liabilities and stockholders' equity	$2,565,137	$2,208,058

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$3,160,464	$3,076,208	$2,806,938
Cost of goods sold	2,042,524	1,969,099	1,752,199
Gross profit	1,117,940	1,107,109	1,054,739
Selling, general and administrative expenses	832,180	834,763	855,247
Depreciation and amortization	38,735	38,819	37,783
Asset impairments, net of gain on lease terminations	19,371	2,813	7,884
Operating profit	227,654	230,714	153,825
Other loss	(1,149)	(2,960)	(1,413)
Interest and financing charges, net	(44,407)	(43,924)	(42,363)
Income before income taxes	182,098	183,830	110,049
Income tax expense	38,261	45,763	47,925
Net income	$143,837	$138,067	$62,124

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$2.98	$2.81	$1.27
Weighted average number of shares outstanding	48,209	49,140	48,820

Diluted:
Net income per common share	$2.94	$2.75	$1.25
Weighted average number of shares outstanding	48,895	50,274	49,750

Net income	$143,837	$138,067	$62,124
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,814)	(9,672)	22,200
Other comprehensive income (loss)	(2,814)	(9,672)	22,200
Comprehensive income	$141,023	$128,395	$84,324

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
	(In thousands)
Balance as of January 31, 2017	$253	$437,777	$(27,722)	$612,418	$(1,490)	$1,021,236
Equity awards exercised/vested, net	(8)	516	—	—	1,070	1,578
Share-based compensation expense	—	19,665	—	—	—	19,665
Taxes paid for net share settlements	—	(6,114)	—	—	—	(6,114)
Other comprehensive gain, net	—	—	22,200	—	—	22,200
Net income	—	—	—	62,124	—	62,124
Balance as of January 31, 2018	245	451,844	(5,522)	674,542	(420)	1,120,689
Equity awards exercised/vested, net	19	(1,595)	—	—	1,677	101
Share-based compensation expense	—	19,694	—	—	—	19,694
Taxes paid for net share settlements	—	(5,738)	—	—	—	(5,738)
Other comprehensive loss, net	—	(93)	(9,672)	—	—	(9,765)
Repurchases of common stock	—	—	—	—	(20,311)	(20,311)
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	138,067	—	138,067
Balance as of January 31, 2019	264	464,112	(15,194)	758,881	(19,054)	1,189,009
Equity awards exercised/vested, net	—	(17,290)	—	—	17,406	116
Share-based compensation expense	—	17,559	—	—	—	17,559
Taxes paid for net share settlements	—	(12,239)	—	—	—	(12,239)
Other comprehensive gain/loss, net	—	—	(2,814)	—	—	(2,814)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	143,837	—	143,837
Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$143,837	$138,067	$62,124
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	38,735	38,819	37,783
Loss on disposal of fixed assets	2,500	128	2,922
Non-cash operating lease costs	73,273	—	—
Gain on lease terminations	(2,415)	—	—
Asset impairments	21,787	2,813	7,884
Dividend received from unconsolidated affiliate	3,675	—	3,575
Equity (gain)/loss in unconsolidated affiliates	(3,200)	1,543	454
Share-based compensation	17,559	19,694	19,665
Deferred financing charges and debt discount amortization	10,491	10,052	10,890
Deferred income taxes	319	5,404	4,078
Changes in operating assets and liabilities:
Accounts receivable, net	(28,003)	(207,877)	(29,947)
Inventories	24,465	(23,568)	(68,775)
Income taxes, net	(621)	(3,866)	11,284
Prepaid expenses and other current assets	15,929	(47,959)	(3,877)
Other assets, net	(731)	(6,237)	10,991
Customer refund liabilities	(10,172)	177,144	—
Operating lease liabilities	(79,843)	—	—
Accounts payable, accrued expenses and other liabilities	(18,564)	(328)	10,683
Net cash provided by operating activities	209,021	103,829	79,734

Cash flows from investing activities
Operating lease assets initial direct costs	(2,104)	—	—
Capital expenditures	(37,990)	(29,205)	(34,507)
Investment in unconsolidated affiliate	—	(9,951)	(49)
Return of capital from unconsolidated affiliate	—	1,470	—
Proceeds from sale of a retail store	—	354	644
Net cash used in investing activities	(40,094)	(37,332)	(33,912)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	(2,388,766)	(2,315,935)	(2,018,892)
Proceeds from borrowings - revolving credit facility	2,388,766	2,303,932	1,939,774
Repayment of borrowings - unsecured term loan	(504)	—	—
Proceeds from borrowings - unsecured term loan	3,362	—	—
Proceeds from exercise of equity awards	115	101	1,578
Purchase of treasury shares	(35,216)	(20,311)	—
Taxes paid for net share settlements	(12,239)	(5,738)	(6,114)
Net cash used in financing activities	(44,482)	(37,951)	(83,654)

Foreign currency translation adjustments	2,789	(4,184)	3,651
Net increase (decrease) in cash and cash equivalents	127,234	24,362	(34,181)
Cash and cash equivalents at beginning of year	70,138	45,776	79,957
Cash and cash equivalents at end of year	$197,372	$70,138	$45,776

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$34,311	$35,807	$31,644
Income tax payments, net	39,020	44,045	32,934

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020, 2019 and 2018

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the year ended December 31, 2019. The Company’s retail operations segment reports results on a 52/53-week fiscal year. The Company’s years ended January 31, 2020 and 2019 were both 52-week fiscal years for the retail operations segment. The Company’s year ended January 31, 2018 was a 53-week fiscal year for the retail operations segment. For fiscal 2020, 2019 and 2018, the retail operations segment year end was February 1, 2020, February 2, 2019 and February 3, 2018, respectively.

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

Estimated costs associated with trade discounts, advertising allowances, markdowns, and reserves for returns are reflected as a reduction of net sales. Under ASC 606, all of these reserves, which constitute variable consideration, are classified as current liabilities under “Customer refund liabilities”. Prior to ASC 606, these reserves were part of the allowances netted against accounts receivable. The Company reserves against known chargebacks, as well as for an estimate of potential future deductions by customers. These provisions result from seasonal negotiations with the Company’s customers, as well as historical deduction trends, net of historical recoveries and the evaluation of current market conditions.

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

7.  Leases

On February 1, 2019, the Company adopted ASC Topic 842 – Leases (“ASC 842”) using the optional transition method to apply the standard as of the effective date. The Company determines if an arrangement is, or contains, a lease at contract inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For leases with an initial term greater than 12 months, a lease liability is recorded on the balance sheet at the present value of future payments discounted at the incremental borrowing rate (discount rate) corresponding with the lease term. An operating lease asset is recorded based on the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated operating lease asset. The Company has elected to account for lease and non-lease components as a single component.

The lease classification evaluation begins at the commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain or the failure to exercise such option would result in an economic penalty. All of the Company’s leases are classified as operating leases.

8.  Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter.

9.  Impairment of Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets.

In fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain of its Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

In fiscal 2018, the Company recorded a $6.5 million impairment charge related to leasehold improvements and furniture and fixtures at certain of our Wilsons Leather, G.H. Bass and Vilebrequin stores as a result of the performance at these stores. In addition, the Company recorded a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes

The Company accounts for income taxes and uncertain tax positions in accordance with ASC Topic 740 — Income Taxes (“ASC 740”). Income taxes are accounted for under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the tax bases of assets and liabilities and their financial reporting amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures.  It is also the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the Company's effective tax rate in a given financial statement period may be materially affected.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) provides for a reduced corporate income tax rate of 21% and requires that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. For fiscal 2020, the Company recognized an immaterial provision for GILTI and has elected to treat the tax effect of GILTI as a current period expense. For the current and future tax years, the Company expects other TCJA tax implications to be immaterial.

On May 19, 2019, Switzerland approved the Federal Act on Tax Reform and Old-Age and Survivors Insurance Financing. The effective date of the Swiss tax reform for federal and cantonal jurisdictions began on January 1, 2020. Tax implications on the enacted Swiss tax reform are discussed in Note H - Income Taxes.

11.  Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 692,000, 336,000 and 466,000 shares for the years ended January 31, 2020, 2019 and 2018, respectively, have been excluded from the diluted net income per share calculation. In addition, all share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued 8,851, 168,179 and 201,968 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2020, 2019 and 2018, respectively. In addition, the Company re-issued 619,651 and 150,809 treasury shares in connection with the vesting of equity awards in fiscal 2020 and fiscal 2019, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Year Ended January 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net income	$143,837	$138,067	$62,124
Basic net income per share:
Basic common shares	48,209	49,140	48,820
Basic net income per share	$2.98	$2.81	$1.27

Diluted net income per share:
Basic common shares	48,209	49,140	48,820
Dilutive restricted stock awards and stock options	686	1,134	930
Diluted common shares	48,895	50,274	49,750
Diluted net income per share	$2.94	$2.75	$1.25

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values.

The Company accounts for forfeited awards as they occur as permitted by Accounting Standard Update (“ASU”) 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and generally vest over a three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSU’s generally vest over a two to five year period. Performance stock units (“PSU’s”) were granted to executives in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. RSU’s and employee stock options are expensed on a straight-line basis. PRSU’s are expensed under the requisite acceleration method. PSU’s are expensed under the requisite acceleration method and based on an estimated percentage of achievement of certain pre-established goals.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Also, in accordance with ASU 2016-09, excess tax benefits arising from the lapse or exercise of an equity award are no longer recognized in additional paid-in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

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

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $138.8 million, $125.9 million and $120.2 million for the years ended January 31, 2020, 2019 and 2018, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $94.7 million, $87.8 million and $105.6 million for the years ended January 31, 2020, 2019 and 2018, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $8.7 million and $9.0 million at January 31, 2020 and 2019, respectively.

16.  Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. The Company continually evaluates its estimates, including those related to customer allowances and discounts, product returns, bad debts, inventories, equity awards, income taxes, carrying values of intangible assets and long-lived assets including right of use assets. Estimates are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

17.  Fair Value of Financial Instruments

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2020	2019	2020	2019
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	—	—	—	—
Note issued to LVMH	3	102,009	96,618	95,126	88,608
Unsecured loan	2	2,860	—	2,860	—

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For impaired assets, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During the fourth quarter of fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores. In addition, during the first quarter of fiscal 2020, the Company recorded an impairment of $9.6 million, net of tax, in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2016-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted the standard effective February 1, 2020. The Company does not expect the adoption of ASU 2016-13 to result in a material change to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement among or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in ASU 2018-13 modify the disclosure requirements with respect to fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective February 1, 2020. The Company does not expect the adoption of ASU 2018-13 to result in a material change to its consolidated financial statements.

On August 29, 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract which addresses the accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract.  The Company adopted ASU 2018-15 effective February 1, 2020. The Company does not expect the adoption ASU 2018-15 to result in a material change to its consolidated financial statements.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of January 31, 2020, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites for the DKNY, Donna Karan, Wilsons Leather, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. E-commerce revenues primarily consist of sales to consumers through the Company’s e-commerce platforms. E-commerce revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

Return of Merchandise. For wholesale customers, the Company may make accommodations for returns of merchandise that is underperforming at a customer’s retail stores. For retail customers, as a matter of Company policy, whether merchandise is purchased at the Company’s stores or on its e-commerce platforms, the consumer generally has up to 90 days to return merchandise from the date of purchase.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2020 and 2019, customer refund liabilities amounted to $233.4 million and $243.6 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.9 million and $6.4 million at January 31, 2020 and 2019, respectively. The Company recognized $6.3 million in revenue for the year ended January 31, 2020 which related to contract liabilities that existed at January 31, 2019. There were no contract assets recorded as of January 31, 2020 and January 31, 2019. Substantially all of the advance payments from licenses as of January 31, 2020 are expected to be recognized as revenue within the next twelve months.

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $31.0 million and $42.4 million at January 31, 2020 and 2019, respectively. The inventory return asset is recorded within prepaid expenses and other current assets as of January 31, 2020 and 2019.

Inventory held on consignment by the Company’s customers totaled $9.1 million and $4.9 million at January 31, 2020 and 2019, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2020	2019
		(In thousands)
Machinery and equipment	5 years	$1,867	$2,270
Leasehold improvements	3-13 years	75,808	78,403
Furniture and fixtures	3-10 years	109,284	97,133
Computer equipment and software	2-5 years	41,040	32,537
		227,999	210,343
Less: accumulated depreciation		(151,976)	(123,936)
		$76,023	$86,407

The Company wrote off fixed assets of $5.4 million and $2.0 million, net of accumulated depreciation, for the years ended January 31, 2020 and 2019. Depreciation expense was $33.8 million, $33.9 million and $32.8 million for the years ended January 31, 2020, 2019 and 2018, respectively. For the year ended January 31, 2020, the Company recorded a $11.5 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores. For the year ended January 31, 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather, G.H. Bass and Vilebrequin stores as a result of the performance of these stores. For the year ended January 31, 2018, the Company recorded a $10.5 million impairment charge on leasehold improvements and furniture and fixtures of certain of its Wilsons Leather and G.H. Bass stores as a result of the performance of these stores and a $0.7 million impairment charge with respect to furniture and fixtures located in certain customers’ stores.

The Company evaluates long-lived assets, which consist primarily of property and equipment and operating lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation process, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company needs to determine the fair value of the assets. The Company compares the carrying value of the asset or asset group to its estimated fair value. If the fair value is less than the carrying value, the Company recognizes an impairment charge. The carrying amount of the asset or asset group is reduced to the estimated fair value based on a discounted cash flow valuation. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and forecasted future retail store operating results. If the Company recognizes an impairment charge for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.

NOTE E — LEASES

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

The Company’s lease assets and liabilities as of January 31, 2020 consist of the following:

Leases	Classification	January 31, 2020
		(In thousands)
Assets
Operating	Operating lease assets	$270,032
Total lease assets		$270,032

Liabilities
Current operating	Current operating lease liabilities	$63,166
Noncurrent operating	Noncurrent operating lease liabilities	249,040
Total lease liabilities		$312,206

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

The Company recorded lease costs of $98.4 million during the year ended January 31, 2020. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $16.8 million for the year ended January 31, 2020. Short-term lease costs are immaterial. During fiscal 2020, the Company recorded a $9.9 million impairment charge related to the operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores. The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

As of January 31, 2020, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2025 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2021	$84,407
2022	77,162
2023	67,646
2024	53,962
2025	43,425
After 2025	57,137
Total lease payments	$383,739
Less: Interest	71,533
Present value of lease liabilities	$312,206

As of January 31, 2020, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2020, the weighted average remaining lease term related to operating leases is 5.2 years. The weighted average discount rate related to operating leases is 7.8%.

Cash paid for amounts included in the measurement of operating lease liabilities is $100.8 million as of January 31, 2020. Right-of-use assets obtained in exchange for lease obligations were $27.0 million during the year ended January 31, 2020.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2020	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,258	$(16,107)	$3,151
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,214	(14,831)	33,383
Other	5-10 years	7,757	(5,928)	1,829
Total finite-lived intangible assets		$77,423	$(39,060)	$38,363
Indefinite-lived intangible assets
Goodwill				260,622
Trademarks				438,658
Total indefinite-lived intangible assets				699,280
Total intangible assets, net				$737,643

January 31, 2019	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,395	$(15,692)	$3,703
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,261	(11,887)	36,374
Other	5-10 years	7,313	(4,986)	2,327
Total finite-lived intangible assets		$77,163	$(34,759)	$42,404
Indefinite-lived intangible assets
Goodwill				261,137
Trademarks				439,742
Total indefinite-lived intangible assets				700,879
Total intangible assets, net				$743,283

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $4.5 million, $4.6 million and $4.5 million for the years ended January 31, 2020, 2019 and 2018, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2021	$3,999
2022	3,523
2023	3,200
2024	2,962
2025	2,934

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for each of the years ended January 31, 2020 and 2019 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2018	$262,710	—	262,710
Currency translation	(1,573)	—	(1,573)
January 31, 2019	261,137	—	261,137
Currency translation	(515)	—	(515)
January 31, 2020	$260,622	$—	$260,622

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs the test as of January 31 of each year using a qualitative evaluation or a quantitative test that is a combination of a discounted cash flow analysis and a market approach. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The market approach estimates the fair value based on comparisons with the market values and market multiples of earnings and revenues of similar public companies.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2020	January 31, 2019
	(in thousands)
Term loan	$300,000	$300,000
Revolving credit facility	—	—
Note issued to LVMH	125,000	125,000
Unsecured loan	2,860	—
Subtotal	427,860	425,000
Less: Net debt issuance costs (1)	(7,402)	(10,014)
Debt discount	(22,991)	(28,382)
Current portion of long-term debt	(673)	—
Total	$396,794	$386,604
(1)	Does not include the debt issuance costs, net of amortization, totaling $4.6 million and $7.1 million as of January 31, 2020 and 2019, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets as required under ASU 2015-15.

Term Loan

The Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that matures in December 2022. The Company prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300 million. The Term Loan is guaranteed by certain of the Company’s subsidiaries.

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

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on the Company’s real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by the Company and by certain of the Company’s subsidiaries and (ii) by a second-priority security interest in other assets of the Company and certain of its subsidiaries, which secure on a first-priority basis the Company’s asset-based loan facility described below under the caption “Revolving Credit Facility”.

The Term Loan contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of January 31, 2020, the Company was in compliance with these covenants.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan may be prepaid, at the option of the Company, in whole or in part, at any time at par plus accrued interest. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within certain specified deadlines. The Term Loan is also required to be prepaid in an amount equal to 75% of the “Excess Cash Flow” (as defined in the Term Loan) of the Company with respect to each fiscal year ending on or after January 31, 2018. The percentage of Excess Cash Flow that must be so applied is reduced to 50% if the Company’s senior secured leverage ratio is less than 3.00 to 1.00, to 25% if the Company’s senior secured leverage ratio is less than 2.75 to 1.00 and to 0% if the Company’s senior secured leverage ratio is less than 2.25 to 1.00. As of January 31, 2020, the Company was not required to make a mandatory prepayment provision on excess cash flow as defined within the Term Loan.

The Company also incurred debt issuance costs totaling $18.3 million related to the Term Loan, of which $2.6 million were expensed during each of the years ended January 31, 2020, 2019 and 2018 in connection with the $50 million prepayment. In accordance with ASU 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Term Loan, and are amortized using the effective interest method over the remaining life of the Term Loan.

The weighted average interest rate for amounts borrowed under the Term Loan was 7.58% for the year ended January 31, 2020. A 25 basis point change in the interest rates applied to the Term Loan would change annual interest expense under the Term Loan by $0.8 million.

Revolving Credit Facility

The Company has a $650 million credit agreement (the “revolving credit facility”) under which amounts available are subject to borrowing base formulas and over advances as specified in the revolving credit facility agreement. Borrowings bear interest, at the Company’s option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on the availability under the revolving credit facility agreement. The revolving credit facility has a five-year term ending December 1, 2021. In addition to paying interest on any outstanding borrowings under the revolving credit facility, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a rate equal to 0.25% per annum on the average daily amount of the available commitments.

The Company also incurred debt issuance costs totaling $12.4 million related to the revolving credit facility. As permitted under ASU 2015-15, the debt issuance costs have been deferred and are presented as an asset, which is amortized ratably over the term of the revolving credit facility.

The revolving credit facility is secured by specified assets of the Company and certain of its subsidiaries.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2020, the Company was in compliance with these covenants.

As of January 31, 2020, interest under the revolving credit facility was being charged at the weighted average rate of 3.26% per annum. The revolving credit facility also includes amounts available for letters of credit. As of January 31, 2020, the Company had no borrowings outstanding under the revolving credit facility. As of January 31, 2020, there were outstanding trade and standby letters of credit amounting to $6.5 million and $5.3 million, respectively.

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

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement providing that the Company’s obligations under the LVMH Note are subordinate and junior to the Company’s obligations under the revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with the Company and its subsidiary, G-III Leather Fashions, Inc., pursuant to which the Company and G-III Leather Fashions, Inc. granted to LVMH a security interest in specified collateral to secure the Company’s payment and performance of the Company’s obligations under the LVMH Note that is subordinate and junior to the security interest granted by the Company with respect to the Company’s obligations under the revolving credit facility agreement and Term Loan.

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

Future Debt Maturities

As of January 31, 2020, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2025 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2021	$673
2022	673
2023	300,673
2024	125,673
2025 and thereafter	168

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2020	January 31, 2019
	(in thousands)
Accrued bonuses	$40,980	$44,519
Other accrued expenses	60,858	58,322
Total	$101,838	$102,841

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2020	2019	2018
	(In thousands)
Current
Federal	$22,471	$23,463	$28,723
State and city	4,856	5,907	2,592
Foreign	10,615	10,989	12,532
	37,942	40,359	43,847
Deferred
Federal	8,250	4,419	4,084
State and city	315	191	1,285
Foreign	(8,246)	794	(1,291)
	319	5,404	4,078
Income tax expense	$38,261	$45,763	$47,925
Income before income taxes
United States	$138,292	$137,748	$93,691
Non-United States	43,806	46,082	16,358
	$182,098	$183,830	$110,049

During the fourth quarter of fiscal 2020, the United States Treasury issued final regulations related to certain aspects of the TCJA. The tax implications of the final regulations were not material to the Company’s consolidated financial statements as the majority of the TCJA tax implications was recorded in fiscal years prior to January 31, 2020.

Effective January 1, 2018, TCJA subjects a U.S. parent company to current tax on its GILTI. The Company has elected to account for any tax on GILTI in the period in which it was incurred. At January 31, 2020, the Company incurred a GILTI net tax impact of $0.1 million.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2020 and 2019 are summarized as follows:

	2020	2019
	(In thousands)
Deferred income tax assets:
Compensation	$8,379	$10,605
Inventory	4,498	2,244
Straight-line lease	—	6,642
Provision for bad debts and sales allowances	34,197	33,221
Supplemental employee retirement plan	511	401
Net operating loss	4,877	3,362
Operating lease liability	67,044	—
Other	1,148	2,891
Gross deferred income tax assets	120,654	59,366
Less: valuation allowance	(4,929)	(2,303)
Net deferred income tax assets	115,725	57,063
Deferred income tax liabilities:
Depreciation and amortization	(33,539)	(25,617)
Intangibles	(13,602)	(21,742)
Operating lease asset	(55,801)	—
Prepaid expenses and other	(2,600)	(2,405)
Total deferred income tax liabilities	(105,542)	(49,764)
Net deferred tax assets	$10,183	$7,299

As of January 31, 2020 and 2019, deferred tax liabilities of $7.9 million and $15.1 million, respectively, relate to intangible assets in Switzerland. In May 2019, Switzerland approved the Federal Act on Tax Reform and Old-Age and Survivors Insurance Financing as adopted by its Federal Parliament last fall. The tax reform replaces certain preferential tax regimes and provides a broad reduction of the cantonal corporate tax rates. As a result of this Swiss tax reform, the Company recognized a $6.1 million tax benefit related to revaluing its Swiss deferred tax liabilities.

The total undistributed earnings of the Company’s foreign subsidiaries are approximately $85.0 million for the fiscal year ended January 31, 2020. Those earnings are considered indefinitely reinvested. Even though the undistributed earnings can be distributed back generally without U.S. federal income tax as a result of the one-time transition tax under the TCJA regime, the Company will not change its indefinite reinvestment assertion with respect to those earnings. Upon distribution of those earnings in the form of dividends, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of undistributed foreign earnings.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2020	2019	2018
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	33.8%
State and local income taxes, net of Federal tax benefit	1.9	2.4	0.5
Permanent differences resulting in Federal taxable income	5.9	6.6	8.8
Tax reform	—	—	7.5
Foreign tax rate differential	(3.8)	0.5	0.2
Share-based payments	(0.8)	(0.6)	(1.2)
Foreign tax credit	(3.5)	(5.5)	(7.7)
Valuation allowance	0.9	0.2	1.5
Other, net	(0.6)	0.3	0.2
Actual provision for income taxes	21.0%	24.9%	43.6%

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective tax rate decreased 3.9% percent in fiscal 2020 compared to fiscal 2019. The decrease in the tax rate is primarily attributable to the Swiss tax reform that was enacted in May 2019. Our effective tax rate decreased 18.7% percent in fiscal 2019 as compared to fiscal 2018. This decrease in the tax rate was primarily due to the effects of the TCJA, which included the reduction in the statutory U.S. federal corporate income tax rate from 35% to 21% and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2020, the Company recorded an additional valuation allowance of $1.9 million against its deferred tax assets for its standalone state tax losses.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2020	2019	2018
	(In thousands)
Balance at February 1,	$—	$82	$1,094
Additions for tax positions of prior years	2,111	—	—
Lapses of statues of limitations	—	(82)	(1,012)
Balance at January 31,	$2,111	$—	$82

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2020, there was an increase in the unrecognized tax position reserve of $2.1 million related to recent state and local tax return filings.

The Company’s policy on classification is to include interest in interest and financing charges, net and penalties in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income. The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state, local, and foreign jurisdictions.

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2014 and forward. The Company is currently under audit examination by New York, New Jersey and Canada for fiscal years 2014 through 2018. The Company believes that it is reasonably possible there will be no change to its unrecognized income tax position reserves during the next twelve months due to the applicable statues of limitations.

NOTE I — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $178.8 million, $165.7 million and $154.3 million for the years ended January 31, 2020, 2019 and 2018, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $48.3 million, $46.2 million and $43.4 million for the years ended January 31, 2020,

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019 and 2018, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2021	153,265
2022	100,835
2023	63,711
2024	52,629
2025	—
Thereafter	—
$370,440

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Expense amounts deferred for the year ended January 31, 2020, related to the higher dutiable values, were CAD$12.8 million ($9.7 million).

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

NOTE J — STOCKHOLDERS’ EQUITY

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

During fiscal 2020, pursuant to this program, the Company acquired 1,327,566 of its shares of common stock for an aggregate purchase price of $35.2 million. During fiscal 2019, the Company acquired 723,072 of its shares of common stock for an aggregate purchase price of $20.3 million.

Long-Term Incentive Plan

As of January 31, 2020, the Company had 2,756,905 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. RSU’s generally vest over a three year period. PRSU’s granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PSU’s granted to executives in fiscal 2020 vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Restricted Stock Units and Performance Based Restricted Stock Units

	Restricted Stock Units		Performance Based Restricted Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2017	435,102	$30.36	1,599,472	$30.32
Granted	52,891	$26.83	190,875	$13.36
Vested	(150,588)	$28.75	(344,784)	$25.35
Cancelled	(10,391)	$28.42	—	$—
Unvested as of January 31, 2018	327,014	$30.59	1,445,563	$29.26
Granted	137,723	$38.32	391,530	$30.23
Vested	(159,663)	$30.38	(292,266)	$25.91
Cancelled	(23,249)	$29.69	(5,033)	$27.10
Unvested as of January 31, 2019	281,825	$34.56	1,539,794	$30.15
Granted	142,594	$37.74	332,651	$35.77
Vested	(168,781)	$32.32	(810,655)	$24.58
Cancelled	(12,695)	$35.09	(3,080)	$42.41
Unvested as of January 31, 2020	242,943	$37.95	1,058,710	$36.15

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and vest over a three year period.  The grant date fair value for RSU’s are based on the quoted market price on the date of grant.  Compensation expense for RSU’s is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

Performance Based Restricted Stock Units

Performance based restricted stock units consist of both performance based restricted stock units (“PRSU’s”) and performance stock units (“PSU’s”).

PRSU’s were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target.  PRSU’s generally vest over a two to five year period.  For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSU’s are expensed over the service period under the requisite acceleration method.

PSU’s were granted to executives in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the requisite acceleration method and based on an estimated percentage of achievement of certain pre-established goals.

The Company accounts for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The Company recognized $17.5 million, $19.7 million and $19.7 million in share-based compensation expense for the years ended January 31, 2020, 2019 and 2018, respectively, related to restricted stock unit grants. At January 31, 2020, 2019 and 2018, unrecognized costs related to the restricted stock units totaled $18.7 million, $19.4 million and $23.0 million, respectively. The total fair value of awards for which restrictions lapsed was $31.0 million, $17.5 million and $14.3 million as of January 31, 2020, 2019 and 2018, respectively.

Stock Options

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	55,311	$15.70	62,666	$11.50	251,131	$9.16
Exercised	(13,200)	$8.71	(15,600)	$6.55	(188,465)	$8.38
Granted	—	$—	8,245	$30.32	—	$—
Cancelled or forfeited	(2,800)	$9.20	—	$—	—	$—
Stock options outstanding at end of year	39,311	$18.51	55,311	$15.70	62,666	$11.50
Exercisable	35,188	$17.12	47,066	$13.14	62,666	$11.50

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2020	Contractual Life	Price	2020	Price
$12.51 - $17.45	21,066	0.56	$14.07	21,066	$14.07
$18.11 - $30.32	18,245	2.51	$23.63	14,122	$21.67
	39,311			35,188

Stock Options

Compensation expense for employee stock options is recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options. No stock options were granted during the years ended January 31, 2020 and January 31, 2018. The Company granted 8,245 stock options during the year ended January 31, 2019.

The Company accounts for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The weighted average remaining term for stock options outstanding was 1.5 years at January 31, 2020. The aggregate intrinsic value at January 31, 2020 was $0.4 million for stock options outstanding and $0.4 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2020, the reporting date.

Proceeds received from the exercise of stock options were $0.1 million during the years ended January 31, 2020 and 2019. The intrinsic value of stock options exercised was $0.3 million and $0.4 million for the years ended January 31, 2020 and 2019, respectively. A portion of this amount is currently deductible for tax purposes.

The Company recognized $0.1 million in compensation expense for the year ended January 31, 2020 related to stock options. The Company recognized a nominal amount in compensation expense for the year ended January 31, 2019. No compensation expense related to stock options was recognized for the year ended January 31, 2018.

NOTE K — CONCENTRATION

Major Customers

Two customers in the wholesale operations segment accounted for approximately 26.3% and 13.2%, respectively, of the Company’s net sales for the year ended January 31, 2020. Two customers accounted for 24.8% and 12.4% of the Company’s net sales for the year ended January 31, 2019. One customer accounted for 22.2% of the Company’s net sales for the year ended January 31, 2018. Three customers in the wholesale operations segment accounted for approximately 25.7%, 17.0% and 10.0%, respectively, of the Company’s net accounts receivable as of January 31, 2020. Two customers accounted for approximately 27.5% and 16.5%, respectively, of the Company’s net accounts receivable as of January 31, 2019.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Sourcing

The Company sourced from China approximately 49.5%, 61.5% and 65.1% of the inventory purchased for the years ended January 31, 2020, 2019 and 2018, respectively. During the years ended January 31, 2020, 2019 and 2018, respectively, the Company sourced 11.4%, 14.4% and 14.7% of its purchases from one vendor in China. The Company believes it has alternative manufacturing sources available to meet its current and future production requirements in the event the Company is required to change current manufacturers or current manufacturers are unavailable to fulfill the Company’s production needs.

NOTE L — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $4.7 million, $3.8 million and $3.6 million for the years ended January 31, 2020, 2019 and 2018, respectively. The DKI 401(k) plan and trust for U.S. based non-union employees was merged with the GIII Plan on June 1, 2017.

NOTE M — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. Sales through the Company’s owned websites, with the exception of Vilebrequin, are also included in the retail operations segment.

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2020
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,862,889	$385,910	$(88,335)	$3,160,464
Cost of goods sold	1,925,062	205,797	(88,335)	2,042,524
Gross profit	937,827	180,113	—	1,117,940
Selling, general and administrative expenses	604,377	227,803	—	832,180
Depreciation and amortization	30,806	7,929	—	38,735
Asset impairments, net of gain on lease terminations	412	18,959	—	19,371
Operating profit (loss)	$302,232	$(74,578)	$—	$227,654

	January 31, 2019
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,716,958	$476,764	$(117,514)	$3,076,208
Cost of goods sold	1,837,335	249,278	(117,514)	1,969,099
Gross profit	879,623	227,486	—	1,107,109
Selling, general and administrative expenses	570,290	264,473	—	834,763
Depreciation and amortization	29,644	9,175	—	38,819
Asset impairments	—	2,813	—	2,813
Operating profit (loss)	$279,689	$(48,975)	$—	$230,714

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2018
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,454,008	$502,494	$(149,564)	$2,806,938
Cost of goods sold	1,650,084	251,679	(149,564)	1,752,199
Gross profit	803,924	250,815	—	1,054,739
Selling, general and administrative expenses	571,164	284,083	—	855,247
Depreciation and amortization	27,679	10,104	—	37,783
Asset impairments	2,310	5,574	—	7,884
Operating profit (loss)	$202,771	$(48,946)	$—	$153,825
(1)	Represents intersegment sales to the Company’s retail operations segment.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2020	2019
	(In thousands)
Wholesale	$1,912,175	$1,834,610
Retail	272,832	190,996
Corporate	380,130	182,452
Total Assets	$2,565,137	$2,208,058

The total net sales and long-lived assets by geographic region are as follows:

	2020		2019		2018
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,774,492	$964,476	$2,656,479	$762,444	$2,466,107	$770,128
Non-United States	385,972	231,973	419,729	191,719	340,831	185,448
	$3,160,464	$1,196,449	$3,076,208	$954,163	$2,806,938	$955,576

Capital expenditures for locations outside of the United States totaled $4.6 million, $4.3 million and $3.7 million for the years ended January 31, 2020, 2019 and 2018, respectively.

NOTE N — EQUITY INVESTMENTS

Investment in Fabco Holding B.V.

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owns 49% of the joint venture, with Amlon owning the remaining 51%. The joint venture was funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, the Company contributed an aggregate of $10.0 million. Starting January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory. The investment in Fabco, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2020 and 2019.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2020 and 2019.

Investment in KL North America

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company currently uses, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2020 and 2019.

NOTE O — RELATED PARTY TRANSACTIONS

Transactions with Fabco

G-III owns a 49% ownership interest in Fabco and is considered a related party of Fabco (see Note N). The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2020, the Company sold $4.4 million in inventory to Fabco. The Company recorded $3.1 million and $2.2 million of licensing revenue from Fabco during the years ended January 31, 2020 and 2019, respectively. As of January 31, 2020, Fabco prepaid $0.5 million to the Company for minimum royalties and marketing fees relating to the first quarter of 2020 and has a $0.1 million payable balance relating to inventory purchased from the Company and its subsidiaries.

Transactions with KL North America

G-III owns a 49% ownership interest in KLNA and is considered a related party of KLNA (see Note N). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $6.8 million, $6.4 million and $4.8 million for the years ended January 31, 2020, 2019 and 2018, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended January 31, 2020 and 2019 are as follows (in thousands, except per share amounts):

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2019	2019	2019	2020 (1)
Net sales	$633,552	$643,892	$1,128,403	$754,617
Gross profit	236,064	231,769	399,019	251,088
Net income	12,043	11,119	95,387	25,288
Net income per common share
Basic	$0.25	$0.23	$2.00	$0.53
Diluted	$0.24	$0.23	$1.97	$0.52

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2018	2018	2018	2019 (2)
Net sales	$611,743	$624,698	$1,072,982	$766,785
Gross profit	234,527	231,544	382,100	258,938
Net income	9,885	10,077	94,025	24,080
Net income per common share
Basic	$0.20	$0.20	$1.91	$0.49
Diluted	$0.20	$0.20	$1.86	$0.48
(1)	During the fourth quarter of fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.
(2)	During the fourth quarter of fiscal 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain of Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

NOTE Q — SUBSEQUENT EVENTS

Coronavirus

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company’s retail stores and the stores of some of its department store partners globally have been impacted by temporary closures. The Company cannot reasonably estimate the length or severity of this pandemic, but it currently anticipates a material adverse impact on the consolidated financial statements in fiscal 2021.

Revolving Credit Facility

During March 2020, the Company borrowed an aggregate of $500.0 million under its revolving credit facility.

G-III Apparel Group, Ltd. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2020, 2019 and 2018

	Balance at	ASC 606	Charges to		Balance at
	Beginning	Transition	Cost and		End of
Description	of Period	Adjustment	Expenses	Deductions (1)	Period
	(In thousands)
Year ended January 31, 2020
Deducted from asset accounts
Allowance for doubtful accounts	$924	$—	$(72)	$142	$710
Reserve for returns	62,278	—	56,440	72,229	46,489
Reserve for sales allowances (2)	181,312	—	422,628	417,011	186,929
	$244,514	$—	$478,996	$489,382	$234,128
Year ended January 31, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$2,093	$—	$(140)	$1,029	$924
Reserve for returns	61,179	—	57,777	56,678	62,278
Reserve for sales allowances (2)	102,144	66,617	375,118	362,567	181,312
	$165,416	$66,617	$432,755	$420,274	$244,514
Year ended January 31, 2018
Allowance for doubtful accounts	$1,192	$—	$854	$(47)	$2,093
Reserve for returns	59,802	—	32,710	31,333	61,179
Reserve for sales allowances (2)	94,494	—	303,734	296,084	102,144
	$155,488	$—	$337,298	$327,370	$165,416

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1