Form 10-Q
period 2020-04-30
G III APPAREL GROUP LTD /DE/
filed 2020-06-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

As of June 4, 2020, there were 48,052,834 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$616,183	$48,312	$197,372
Accounts receivable, net of allowance for doubtful accounts of $10.4 million, $0.9 million and $0.7 million, respectively	421,143	478,371	530,137
Inventories	500,410	538,955	551,918
Prepaid income taxes	9,724	9,369	8,566
Prepaid expenses and other current assets	66,594	96,545	80,695
Total current assets	1,614,054	1,171,552	1,368,688
Investments in unconsolidated affiliates	58,299	63,361	61,987
Property and equipment, net	72,918	89,848	76,023
Operating lease assets	251,565	320,169	270,032
Other assets, net	32,691	35,663	32,629
Other intangibles, net	37,321	41,486	38,363
Deferred income tax assets, net	34,548	25,212	18,135
Trademarks	437,643	438,675	438,658
Goodwill	259,922	260,578	260,622
Total assets	$2,798,961	$2,446,544	$2,565,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$512	$—	$673
Accounts payable	114,750	172,806	204,786
Accrued expenses	60,523	78,619	101,838
Customer refund liabilities	157,886	210,310	233,418
Current operating lease liabilities	63,632	74,761	63,166
Income tax payable	9,115	3,588	8,468
Other current liabilities	116	147	1,611
Total current liabilities	406,534	540,231	613,960
Notes payable, net of discount and unamortized issuance costs	900,682	411,087	396,794
Deferred income tax liabilities, net	7,797	14,777	7,952
Noncurrent operating lease liabilities	231,323	286,663	249,040
Other noncurrent liabilities	6,391	6,960	6,719
Total liabilities	1,552,727	1,259,718	1,274,465

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 48,052, 49,393 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	449,840	456,835	452,142
Accumulated other comprehensive loss	(22,034)	(18,421)	(18,008)
Retained earnings	853,843	761,344	893,138
Common stock held in treasury, at cost - 1,344, 470 and 1,386 shares, respectively	(35,679)	(13,196)	(36,864)
Total stockholders' equity	1,246,234	1,186,826	1,290,672
Total liabilities and stockholders' equity	$2,798,961	$2,446,544	$2,565,137

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2020	2019
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$405,131	$633,552
Cost of goods sold	280,730	397,488
Gross profit	124,401	236,064
Selling, general and administrative expenses	154,620	201,859
Depreciation and amortization	9,867	9,473
Loss (gain) on lease terminations	3,187	(829)
Operating profit (loss)	(43,273)	25,561
Other loss	(2,056)	(648)
Interest and financing charges, net	(10,379)	(10,320)
Income (loss) before income taxes	(55,708)	14,593
Income tax expense (benefit)	(16,413)	2,550
Net income (loss)	$(39,295)	$12,043

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.82)	$0.25
Weighted average number of shares outstanding	48,025	48,781

Diluted:
Net income (loss) per common share	$(0.82)	$0.24
Weighted average number of shares outstanding	48,025	49,774

Net income (loss)	$(39,295)	$12,043
Other comprehensive income:
Foreign currency translation adjustments	(4,026)	(3,227)
Other comprehensive loss	(4,026)	(3,227)
Comprehensive income (loss)	$(43,321)	$8,816

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total
	(Unaudited)
	(In thousands)
Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(1,185)	—	—	1,185	—
Share-based compensation expense	—	(811)	—	—	—	(811)
Taxes paid for net share settlements	—	(306)	—	—	—	(306)
Other comprehensive loss, net	—	—	(4,026)	—	—	(4,026)
Net loss	—	—	—	(39,295)	—	(39,295)
Balance as of April 30, 2020	$264	$449,840	$(22,034)	$853,843	$(35,679)	$1,246,234

Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(5,818)	—	—	5,858	40
Share-based compensation expense	—	4,227	—	—	—	4,227
Taxes paid for net share settlements	—	(5,686)	—	—	—	(5,686)
Other comprehensive loss, net	—	—	(3,227)	—	—	(3,227)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	12,043	—	12,043
Balance as of April 30, 2019	$264	$456,835	$(18,421)	$761,344	$(13,196)	$1,186,826

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(39,295)	$12,043
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,867	9,473
Loss on disposal of fixed assets	180	1,154
Non-cash operating lease costs	17,443	20,284
Loss (gain) on lease terminations	3,187	(829)
Dividend received from unconsolidated affiliate	1,960	1,960
Equity (gain) loss in unconsolidated affiliates	580	(358)
Share-based compensation	(811)	4,227
Deferred financing charges and debt discount amortization	2,704	2,596
Deferred income taxes	(16,415)	6
Changes in operating assets and liabilities:
Accounts receivable, net	108,994	23,762
Inventories	51,508	37,428
Income taxes, net	(422)	(6,302)
Prepaid expenses and other current assets	13,900	224
Other assets, net	(1,046)	(1,195)
Customer refund liabilities	(75,532)	(33,279)
Operating lease liabilities	(13,129)	(21,544)
Accounts payable, accrued expenses and other liabilities	(136,769)	(74,979)
Net cash used in operating activities	(73,096)	(25,329)

Cash flows from investing activities
Operating lease assets initial direct costs	(1,918)	—
Capital expenditures	(6,391)	(13,291)
Net cash used in investing activities	(8,309)	(13,291)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(355,477)	(482,496)
Proceeds from borrowings - revolving facility	855,477	505,005
Repayment of borrowings - unsecured term loan	(118)	—
Proceeds from borrowings - unsecured term loan	1,832	—
Proceeds from exercise of equity awards	—	40
Taxes paid for net share settlements	(306)	(5,686)
Net cash provided by financing activities	501,408	16,863

Foreign currency translation adjustments	(1,192)	(69)
Net increase (decrease) in cash and cash equivalents	418,811	(21,826)
Cash and cash equivalents at beginning of period	197,372	70,138
Cash and cash equivalents at end of period	$616,183	$48,312

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$6,839	$7,542
Income tax payments, net	$653	$8,844

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores and licenses its proprietary brands for several product categories.

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2020. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three-month periods ended April 30, 2020 and 2019 were each 13-week fiscal quarters for the retail operations segment. For fiscal 2021 and 2020, the three-month period for the retail operations segment ended on May 2, 2020 and May 4, 2019, respectively.

The results for the three months ended April 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the significant effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounting Policies

On April 10, 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 outbreak. Consequently, for lease concessions related to the effects of the COVID-19 outbreak, an entity will not have to analyze each lease to determine whether the enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the outbreak (e.g., deferrals of lease payments, cash payments made to the lessee, or reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to not apply the lease modification guidance for contracts with COVID-19 related rent concessions. As of April 30, 2020, the Company has $6.8 million of deferred lease payments recorded within accounts payable on its condensed consolidated balance sheets.

Liquidity and Impact of COVID-19

The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are the seasonal buildup in inventory, compensation paid to employees, payments to suppliers in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and earnings in the first quarter of fiscal 2021, which had a corresponding impact on the Company’s liquidity. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions. The Company has taken preemptive actions to enhance its ability to meet its short-term liquidity needs, including, but not limited to, reducing payroll costs through employee furloughs and salary reductions, reduction of all discretionary spending, deferring certain lease payments, deferral of capital projects and drawing down on its revolving credit facility. In addition, the Company is closely monitoring its inventory needs and is working with its suppliers to curtail, or cancel, production of product that the Company believes will not be able to be sold in season. The Company has also been working with its suppliers and licensors to negotiate extended payment terms in order to preserve capital.

In March 2020, in response to the uncertainty of the circumstances surrounding the COVID-19 outbreak, the Company borrowed an aggregate of $500 million under its revolving credit facility as a precautionary measure, to provide the Company with additional financial flexibility to manage its business during the unknown duration and impact of the COVID-19 pandemic. In May and June 2020, the Company repaid an aggregate of $500 million of its borrowings under the revolving credit facility as financial markets stabilized. As of April 30, 2020, the Company was in compliance with all covenants under its term loan and revolving credit facility.

Note 2 – Allowance for Doubtful Accounts

On February 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which had no material impact on the Company’s financial statements. The Company’s financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. The Company considers its trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit the Company has extended to its wholesale customers based on pre-defined criteria and are generally due within 30 to 60 days. As a result of the COVID-19 pandemic, certain of the Company’s wholesale customers have asked for extended payment terms. Retail trade receivables primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days. The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2020 were:

	April 30, 2020
	Wholesale	Retail	Total
	(In thousands)
Accounts receivable, gross	$428,762	$2,828	$431,590
Allowance for doubtful accounts	(10,419)	(28)	(10,447)
Accounts receivable, net	$418,343	$2,800	$421,143

The allowance for doubtful accounts for wholesale trade receivables is estimated based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings (including potential bankruptcy filings), extensive delay in payment or substantial downgrading by credit rating agencies), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the end of the reporting period for financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. The Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

The allowance for doubtful accounts for retail trade receivables is estimated as the credit card chargeback rate applied to the previous 90 days of credit card sales. In addition, the Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

During the three months ended April 30, 2020, the Company recorded a $9.7 million increase in its allowance for doubtful accounts primarily due to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or possible bankruptcy filings. The Company had the following activity in its allowance for credit losses for the three months ended April 30, 2020:

	April 30, 2020
	Wholesale	Retail	Total
	(In thousands)
Beginning balance	$(628)	$(82)	$(710)
Provision for credit losses	(9,791)	54	(9,737)
Ending balance	$(10,419)	$(28)	$(10,447)

Note 3 – Inventories

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $21.3 million, $35.5 million and $31.0 million as of April 30, 2020, April 30, 2019 and January 31, 2020 respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $6.6 million, $3.8 million and $9.1 million at April 30, 2020, April 30, 2019 and January 31, 2020, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 4 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2020	2019	2020	2020	2019	2020
		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	500,000	22,509	—	500,000	22,509	—
Note issued to LVMH	3	103,438	97,938	102,009	109,910	90,065	95,126
Unsecured loans	2	4,504	—	2,860	4,504	—	2,860

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

Note 5 – Leases

The Company leases retail stores, warehouses, distribution centers, office space and certain equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The Company’s lease assets and liabilities as of April 30, 2020, April 30, 2019 and January 31, 2020 consist of the following:

Leases	Classification	April 30, 2020	April 30, 2019	January 31, 2020
		(In thousands)
Assets
Operating	Operating lease assets	$251,565	$320,169	$270,032
Total lease assets		$251,565	$320,169	$270,032

Liabilities
Current operating	Current operating lease liabilities	$63,632	$74,761	$63,166
Noncurrent operating	Noncurrent operating lease liabilities	231,323	286,663	249,040
Total lease liabilities		$294,955	$361,424	$312,206

The Company recorded lease costs of $22.4 million and $25.0 million during the three months ended April 30, 2020 and 2019, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recorded variable lease costs and short-term lease costs of $3.4 million and $3.3 million for the three months ended April 30, 2020 and 2019, respectively. Short-term lease costs are immaterial.

As of April 30, 2020, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2025 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2021	$63,890
2022	76,088
2023	66,758
2024	52,732
2025	42,709
After 2025	58,068
Total lease payments	$360,245
Less: Interest	65,290
Present value of lease liabilities	$294,955

As of April 30, 2020, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2020, the weighted average remaining lease term related to operating leases is 5.1 years. The weighted average discount rate related to operating leases is 7.9%.

Cash paid for amounts included in the measurement of operating lease liabilities is $23.4 million and $26.4 million during the periods ended April 30, 2020 and 2019, respectively. Right-of-use assets obtained in exchange for lease obligations were $4.6 million and $1.8 million as of April 30, 2020 and 2019, respectively.

Note 6 – Goodwill and Intangible Assets

As of April 30, 2020, there is $259.9 million of goodwill and $437.6 million of indefinite-lived trademarks recorded on the Company’s condensed consolidated balance sheet. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Due to the impact of the COVID-19 pandemic on the Company’s operations, the Company performed a quantitative test of its goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The Company also performed quantitative tests of each of its indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. There were no impairments identified as of April 30, 2020 as a result of these tests.

While no impairment was identified as of the test date, $370.0 million of the Company’s indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of these assets at April 30, 2020. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact the Company’s assumptions relating to net sales growth rates, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

Note 7 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 355,900 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2019. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2020	2019
	(In thousands, except per share amounts)
Net income (loss)	$(39,295)	$12,043
Basic net income (loss) per share:
Basic common shares	48,025	48,781
Basic net income (loss) per share	$(0.82)	$0.25

Diluted net income (loss) per share:
Basic common shares	48,025	48,781
Dilutive restricted stock unit awards and stock options	—	993
Diluted common shares	48,025	49,774
Diluted net income (loss) per share	$(0.82)	$0.24

Note 8 – Notes Payable

Long-term debt consists of the following:

	April 30, 2020	April 30, 2019	January 31, 2020
	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	500,000	22,509	—
Note issued to LVMH	125,000	125,000	125,000
Unsecured loans	4,504	—	2,860
Subtotal	929,504	447,509	427,860
Less: Net debt issuance costs (1)	(6,748)	(9,360)	(7,402)
Debt discount	(21,562)	(27,062)	(22,991)
Current portion of long-term debt	(512)	—	(673)
Total	$900,682	$411,087	$396,794
(1)	Does not include debt issuance costs, net of amortization, totaling $3.9 million, $6.4 million and $4.6 million as of April 30, 2020, April 30, 2019 and January 31, 2020, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets in accordance with ASU 2015-15.

Term Loan

The Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that matures in December 2022. The Company prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million. The Term Loan is guaranteed by certain of the Company’s subsidiaries.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2020, interest under the Term Loan was being paid at a weighted average rate of 6.66% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within specified deadlines. The Term Loan contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. This loan also includes a mandatory prepayment provision based on excess cash flow as defined in the term loan agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of April 30, 2020, the Company was in compliance with these covenants.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2020, the Company was in compliance with these covenants.

As of April 30, 2020, the Company had $500 million of borrowings outstanding under the revolving credit facility, all of which are classified as long-term liabilities. This borrowing was a precautionary measure in response to the uncertainty of the circumstances surrounding the COVID-19 outbreak. The Company subsequently repaid an aggregate of $500 million of its borrowing under the revolving credit facility in May and June 2020.

As of April 30, 2020, interest under the revolving credit agreement was being paid at an average rate of 2.13% per annum. The revolving credit facility also includes amounts available for letters of credit. As of April 30, 2020, there were outstanding trade and standby letters of credit amounting to $10.5 million and $5.2 million, respectively.

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

Unsecured Loans

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan (the “2019 Unsecured Loan”). During the term of the 2019 Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the 2019 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The 2019 Unsecured Loan originally matured on April 15, 2024. Due to the COVID-19 outbreak, the bank agreed to amend the 2019 Unsecured Loan to suspend the March and June 2020 quarterly installment payments and add these payments to the balance due at the end of the loan term. The 2019 Unsecured Loan now matures on September 15, 2024.

On February 3, 2020, TRB borrowed €1.7 million under another unsecured loan (the “2020 Unsecured Loan”). During the term of the 2020 Unsecured Loan, TRB is required to make quarterly installment payments of €0.1 million. Interest on the outstanding principal amount of the 2020 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The 2020 Unsecured Loan originally matured on March 31, 2025. Due to the COVID-19 outbreak, the bank agreed to amend the 2020 Unsecured Loan to suspend the June 2020 quarterly installment payment and add this payment to the balance due at the end of the loan term. The 2020 Unsecured Loan now matures on June 30, 2025.

Note 9 – Revenue Recognition

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of April 30, 2020, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.1 million, $6.3 million and $5.9 million at April 30, 2020, April 30, 2019 and January 31, 2020, respectively. The Company recognized $3.5 million in revenue for the three months ended April 30, 2020 related to contract liabilities that existed at January 31, 2020. The Company recognized $4.3 million in revenue for the three months ended April 30, 2019 related to contract liabilities that existed at January 31, 2019. There were no contract assets recorded as of April 30, 2020, April 30, 2019 and January 31, 2019. Substantially all of the advance payments from licensees as of April 30, 2020 are expected to be recognized as revenue within the next twelve months.

Note 10 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores. Sales through Company-owned websites, with the exception of Vilebrequin, are also included in the retail operations segment.

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended April 30, 2020
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$378,871	$33,908	$(7,648)	$405,131
Cost of goods sold	266,639	21,739	(7,648)	280,730
Gross profit	112,232	12,169	—	124,401
Selling, general and administrative expenses	112,600	42,020	—	154,620
Depreciation and amortization	8,292	1,575	—	9,867
(Gain) loss on lease terminations	(5)	3,192	—	3,187
Operating profit (loss)	$(8,655)	$(34,618)	$—	$(43,273)

	Three Months Ended April 30, 2019
	Wholesale	Retail	Elimination (1)	Total
	(In thousands)
Net sales	$570,639	$81,904	$(18,991)	$633,552
Cost of goods sold	371,580	44,899	(18,991)	397,488
Gross profit	199,059	37,005	—	236,064
Selling, general and administrative expenses	147,258	54,601	—	201,859
Depreciation and amortization	7,522	1,951	—	9,473
Gain on lease terminations	—	(829)	—	(829)
Operating profit (loss)	$44,279	$(18,718)	$—	$25,561

(1)Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	April 30, 2020	April 30, 2019	January 31, 2020
	(In thousands)
Wholesale	$1,754,052	$1,813,238	$1,912,175
Retail	232,626	376,619	272,832
Corporate	812,283	256,687	380,130
Total assets	$2,798,961	$2,446,544	$2,565,137

Note 11 – Stockholders’ Equity

For the three months ended April 30, 2020, the Company issued no shares of common stock and utilized 42,195 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2019, the Company issued no shares of common stock and utilized 207,325 shares of treasury stock in connection with the vesting of equity awards.

Note 12 – Income Taxes

The Company recorded an income tax benefit of $16.4 million for the three months ended April 30, 2020. The Company recorded income tax expense of $2.6 million for the three months ended April 30, 2019. Historically, the Company has calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, the Company used a discrete effective tax rate method to calculate taxes for the three-month period ended April 30, 2020. The Company will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Note 13 – Canadian Customs Duty Examination

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three months ended April 30, 2020, related to the higher dutiable values. Cumulative amounts paid and deferred through April 30, 2020, related to the higher dutiable values, were CAD$13.5 million ($9.7 million).

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

Note 14 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This pronouncement changed how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaced the “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) was recognized only when an event had occurred (such as a payment delinquency) that caused the entity to believe that a loss was probable (i.e., that it had been “incurred”). Under the “expected loss” model, an entity recognizes a loss (or allowance) upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considered past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. The Company adopted ASU 2016-16 as of February 1, 2020. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which made a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement among or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in ASU 2018-13 modified the disclosure requirements with respect to fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively in the initial fiscal year of adoption. All other amendments have been applied retrospectively to all periods presented in the initial year of adoption. The Company adopted the standard effective February 1, 2020. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract which addresses the accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligned the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amended ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract.  The Company adopted the standard effective February 1, 2020. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective upon issuance, and may be applied prospectively through December 31, 2022. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 15 – Subsequent Events

In May and June 2020, the Company repaid an aggregate of $500 million of its borrowings under its revolving credit facility as financial markets stabilized.

On June 5, 2020, the Company announced the restructuring of its retail operations segment including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, the Company will close all Calvin Klein Performance stores. In connection with the restructuring of the retail operations segment, the Company expects to incur an aggregate charge of approximately $100 million related to landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The Company expects the cash portion of this charge to be approximately $65 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2021 is referred to as “fiscal 2021.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2020. We account for our investment in each of KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three-month period ended April 30, 2020 and 2019 were both a 13-week fiscal quarter for the retail operations segment. For fiscal 2021 and 2020, the retail operations segment three-month periods ended on May 2, 2020 and May 4, 2019 respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the outbreak of COVID-19 and its numerous adverse effects, including the closing of stores and shopping malls, the reduction of consumer purchases of the types of products we sell, the impact on our supply chain, restrictions on travel and group gatherings and the general material adverse effect on the economy in the U.S. and around the world, all of which negatively impact our business, sales and results of operations;
●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	risks related to the proposal to implement a national security law in Hong Kong;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations, as well as the impact on our business and financial statements resulting from any related costs and charges which may be dilutive to our earnings;
●	the impact on our business and financial statements related to the early closure of stores or the termination of long-term leases;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	data security or privacy breaches;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	the effects of competition in the markets in which we operate, including from e-commerce retailers;
●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by e-commerce retailers;
●	consolidation of our retail customers;

●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts; and
●	the effect of regulations applicable to us as a U.S. public company.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020 and in Part II-Other Information, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Developments

Restructuring of Our Retail Operations Segment

On June 5, 2020, we announced a restructuring of our retail operations segment, including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, we will close all Calvin Klein Performance stores. We have hired Hilco Global to assist in the liquidation of these stores, which will begin immediately or as stores reopen.

After completion of the restructuring, our retail operations segment will consist of 41 DKNY stores and 13 Karl Lagerfeld Paris stores, as well as the e-commerce sites for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld store operations. In addition to the stores operated as part of our retail operations segment, as of April 30, 2020, Vilebrequin products were distributed through 104 company-operated stores, as well as through 63 franchised locations and e-commerce stores in Europe and the United States.

In connection with the restructuring of our retail operations, we expect to incur an aggregate charge of approximately $100 million related to landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. A significant portion of these charges will be incurred during our second fiscal quarter ending July 31, 2020. We expect the cash portion of this charge to be approximately $65 million. We believe that this restructuring plan will enable us to greatly reduce our retail losses and to ultimately have this segment become profitable.

Impact of COVID-19 Pandemic

Outbreaks of COVID-19 were detected beginning in December 2019 and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The President of the United States has declared a national emergency as a result of the COVID-19 pandemic. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic has had multiple impacts on our business, including, but not limited to, the temporary closure of our customers’ stores and closures of our own stores in North America, a mandate to require our employees who work in our headquarters to work remotely and temporary disruption of our global supply chain. The COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of fiscal 2021 resulting in lower sales, lower liquidity and higher leverage. COVID-19 could continue to have an adverse impact on our results of operations and liquidity, the operations of our suppliers, vendors and customers, and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. Even as businesses slowly begin to reopen as governmental restrictions are loosened with respect to stay at home orders and previously closed businesses, the ultimate economic impact of the COVID-19 pandemic is highly uncertain.  We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted for at least the balance of fiscal 2021.

During this crisis we are focused on protecting the health and safety of our employees, our customers, and our communities. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including temporarily requiring employees to work remotely and temporarily closing all of our retail stores. Requiring our employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

Most of our retail partners have closed their stores in North America, including our largest customer, Macy’s. Some of our customers, such as Costco and Sam’s Club, remain open for business. Our retail partners that have closed stores have asked to extend their payment terms with us. We continue to negotiate resolutions with our retail partners that are equitable and fiscally responsible for each of us. Certain of our retail partners have publicized actual or potential bankruptcy filings or other liquidity issues that could impact our anticipated income and cash flows, as well as require us to record additional accounts receivable reserves. In addition, we could be required to record increased excess and obsolete inventory reserves due to decreased sales or noncash impairment charges related to our intangible assets or goodwill due to reduced market values and cash flows.

There is significant uncertainty around the breadth and duration of store closures and other business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores once they re-open. Recently, consumer businesses have begun to re-open in many areas of the United States under governmental social distancing and other restrictions that are expected to limit the scope of operations compared to pre-COVID-19 business operations for an unknown period of time. These restrictions are expected to adversely impact sales even as retail stores continue to reopen. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic. The continued impact of COVID-19 remains highly uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the actions taken to contain COVID-19 or treat its impact may change or become more restrictive if a second wave of infections occurs as a result of the loosening of governmental restrictions.

In response to these challenges, we have taken measures to contain costs that include, but are not limited to, employee furloughs, temporary salary reductions, reduced advertising and other promotional spending and deferral of capital projects. We are also reviewing our inventory needs and working with suppliers to curtail, or cancel, production of product which we believe will not be able to be sold in season. We have also been working with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital.

Due to the impact of the COVID-19 pandemic on our operations, we performed a quantitative test of our goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. We also performed quantitative tests of each of our indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. While no impairment was identified as of April 30, 2020 as a result of these tests, $370.0 million of our indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of the assets at April 30, 2020. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact our assumptions relating to net sales growth rates, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

We believe that we have sufficient cash and available capacity under our revolving credit facility to meet our liquidity needs. As of April 30, 2020, we had cash of approximately $616.2 million. Our cash balance included draw downs in March 2020 of $500 million under our revolving credit facility taken as a precautionary measure to provide us with additional financial flexibility to manage our business. In May and June 2020, we repaid an aggregate of $500 million of our borrowings under our revolving credit facility as the financial markets stabilized.

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

We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are also expanding our DKNY business globally through our distribution partners in key regions. The key markets in which our DKNY merchandise is currently distributed include the Middle East, Russia, Indonesia, the Philippines, South East Asia and Korea, as well as in China where we operate through a joint venture. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition.

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

Our retail operations segment historically consisted primarily of direct sales to consumers through our company-operated stores. Prior to our restructuring of this segment, it was composed primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. After completion of the restructuring, our retail operations segment will initially consist of 41 DKNY and 13 Karl Lagerfeld Paris stores, as well as the e-commerce sites for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Our ongoing plan for our retail business focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as our e-commerce business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.

Trends

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding e-commerce sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them. In addition, consumer shopping preferences have continued to shift from physical stores to online shopping and retail traffic remains under pressure.  All of these factors have led to a more promotional retail environment that includes aggressive markdowns in an attempt to offset declines caused by a reduction in physical store traffic. The effects of the COVID-19 pandemic have accelerated these trends.

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

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Macy’s and Lord & Taylor, the announced bankruptcy filings of JCPenney, Neiman Marcus and other retailers and the potential bankruptcy of other retailers. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Results of Operations

Three months ended April 30, 2020 compared to three months ended April 30, 2019

Net sales for the three months ended April 30, 2020 decreased to $405.1 million from $633.6 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $378.9 million for the three months ended April 30, 2020 from $570.6 million in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands due to the effects of restrictions on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America beginning in mid-March, 2020, including our largest customer, Macy’s. These closures were still in effect as of April 30, 2020, the end of our first fiscal quarter. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the second half of the three month period.

Net sales of our retail operations segment were $33.9 million for the three months ended April 30, 2020 compared to $81.9 million in the same period last year. This decrease primarily reflected the closure of our retail stores in March 2020 and reduced demand as a result of disruptions related to COVID-19. Same store sales decreased across all store brands due to the COVID-19 related store closures. Net sales of our retail operations segment were also negatively affected by the decrease in the number of stores operated by us from 296 at April 30, 2019 to 257 at April 30, 2020. The number of retail stores operated by us and, as a result, the net sales of our retail operations segment will be reduced significantly as a result of the restructuring of our retail operations segment.

Gross profit was $124.4 million, or 30.7% of net sales, for the three months ended April 30, 2020, compared to $236.1 million, or 37.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 29.6% in the three months ended April 30, 2020 compared to 34.8% in the same period last year. The gross profit percentage in our retail operations segment was 35.9% for the three months ended April 30, 2020 compared to 45.2% for the same period last year. Gross profit for both our wholesale and retail segment were negatively impacted by the negative effects of the COVID-19 pandemic on our net sales caused by closures of our retail stores and the stores of most of our retail partners. In addition, our wholesale gross profit percentage was negatively impacted as a result of recognizing certain fixed costs, primarily higher effective royalty rates, over a reduced sales base.

Selling, general and administrative expenses decreased to $154.6 million in the three months ended April 30, 2020 from $201.9 million in the same period last year. The decrease in expenses was primarily due to a decrease of $36.1 million in personnel costs including salaries, bonus, share-based compensation and payroll taxes as a result of employee furloughs and salary reductions implemented by us in response to the COVID-19. In addition, there were decreases of $10.2 million in advertising, $3.2 million in rent and facility costs and $2.8 million in third-party warehouse expenses. These decreases were offset, in part, by a $9.7 million increase in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or potential bankruptcy filings. Selling, general and administrative expenses will be further reduced as a result of the restructuring of our retail operations segment, but will increase as we bring back furloughed employees as we respond to the re-opening of the U.S. economy.

Depreciation and amortization was $9.9 million for the three months ended April 30, 2020 compared to $9.5 million in the same period last year. The increase in expense is due to capital expenditures during the last twelve months.

Other loss was $2.1 million in the three months ended April 30, 2020 compared to $0.6 million for the same period last year. This increase is primarily the result of recording $1.5 million of foreign currency losses during the three months ended April 30, 2020 compared to $0.1 million during the three months ended April 30, 2019. In addition, we recorded $0.6 million in losses from unconsolidated affiliates during the three months ended April 30, 2020 compared to $0.1 million of losses in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2020 were $10.4 million compared to $10.3 million for the same period last year. Borrowings were greater in the three months ended April 30, 2020 due to our borrowing of $500 million under our revolving credit facility during March 2020 as a precautionary measure to maintain our financial liquidity during the COVID-19 pandemic.  However, interest expense was only slightly higher for the three month period because interest rates were lower during the three months ended April 30, 2020 as compared to the same period last year.

Income tax benefit was $16.4 million for the three months ended April 30, 2020 compared to income tax expense of $2.6 million for the same period last year primarily due to our net loss position resulting from the significant decrease in net sales due to the effects of the COVID-19 pandemic. Our effective tax rate increased to 29.5% in the current year’s quarter from 17.5% in last year’s comparable quarter primarily due to a U.S. federal net operating loss carryback to a tax year with a 35% federal tax rate compared to the current federal tax rate of 21% as well as a decrease in excess tax benefits in connection with the vesting of equity awards.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three-month period ended April 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Liquidity and Capital Resources

Cash Requirements and Trends and Uncertainties Affecting Liquidity

We rely on our cash flows generated from operations and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The primary cash requirements of our business are the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and earnings in the first quarter of fiscal 2021, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions. We have taken preemptive actions to enhance our ability to meet our short-term liquidity needs including, but not limited to, reducing payroll costs through employee furloughs and salary reductions, deferring certain lease payments, deferral of capital projects and drawing down on our revolving credit facility. In addition, we are closely monitoring our inventory needs and we are working with our suppliers to curtail, or cancel, production of product that we believe will not be able to be sold in season. We have also been working with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital.

In March 2020, in response to the uncertainty surrounding the COVID-19 pandemic, we borrowed an aggregate of $500 million under our revolving credit facility as a precautionary measure to provide us with additional financial flexibility to manage our business during the unknown duration and impact of the COVID-19 pandemic. In May and June 2020, we repaid an aggregate of $500 million of our borrowings under the revolving credit facility. As of April 30, 2020, we were in compliance with all covenants under our term loan and revolving credit facility.

We cannot be sure that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 outbreak. As a result, the impact of COVID-19 on our future earnings and cash flows could continue to have a material impact on our results of operations and financial condition depending on the duration of the COVID-19 pandemic. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.

Revolving Credit Facility

We are party to a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”).

Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the revolving credit facility . As of April 30, 2020, interest under the revolving credit facility was being paid at the weighted average rate of 2.13% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, which may not be less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of April 30, 2020, we were in compliance with these covenants.

As of April 30, 2020, we had $500 million of borrowings outstanding under the revolving credit facility that had been borrowed in March 2020 as a precautionary measure in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic outbreak. In May and June 2020, we repaid an aggregate of $500 million of our borrowings under the revolving credit facility.

Term Loan

On December 1, 2016, we borrowed $350 million under a senior secured term loan facility (the “Term Loan”). Additionally, on December 1, 2016, we prepaid $50 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300 million. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of April 30, 2020, interest under the Term Loan was being paid at the average rate of 6.66% per annum.

The Term Loan is secured (i) on a first-priority basis by a lien on, among other things, our real estate assets, equipment and fixtures, equity interests and intellectual property and certain related rights owned by us and by certain of our subsidiaries and (ii) by a second-priority security interest in our and certain of our subsidiaries other assets, which will secure on a first-priority basis our revolving credit facility.

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

The Term Loan contains covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of April 30, 2020, we were in compliance with these covenants.

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

Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of  $40 million in accordance with ASC 820 — Fair Value Measurements. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement providing that our obligations under the LVMH Note are subordinate and junior to our obligations under the revolving credit facility and Term Loan and (ii) a pledge and security agreement with us and our subsidiary, G-III Leather, pursuant to which we and G-III Leather granted to LVMH a security interest in specified collateral to secure our payment and performance of our obligations under the LVMH Note that is subordinate and junior to the security interest granted by us with respect to our obligations under the revolving credit facility and Term Loan.

Unsecured Loans

On April 15, 2019, T.R.B. International SA (“TRB”), a subsidiary of Vilebrequin, borrowed €3.0 million under an unsecured loan (the “2019 Unsecured Loan”). During the term of the 2019 Unsecured Loan, TRB is required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the 2019 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The 2019 Unsecured Loan originally matured on April 15, 2024. Due to the COVID-19 pandemic, the bank agreed to amend the 2019 Unsecured Loan to suspend the March and June 2020 quarterly installment payments and add these payments to the balance due at the end of the loan term. The 2019 Unsecured Loan now matures on September 15, 2024.

On February 3, 2020, TRB borrowed €1.7 million under another unsecured loan (the “2020 Unsecured Loan”). During the term of the 2020 Unsecured Loan, TRB is required to make quarterly installment payments of €0.1 million. Interest on the outstanding principal amount of the 2020 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The 2020 Unsecured Loan originally matured on March 31, 2025. Due to the COVID-19 pandemic, the bank agreed to amend the 2020 Unsecured Loan to suspend the June 2020 quarterly installment payment and add this payment to the balance due at the end of the loan term. The 2020 Unsecured Loan now matures on June 30, 2025.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and, in prior years, cash generated from operations.

We incurred significant additional debt in connection with our acquisition of DKI. We had borrowings outstanding under our revolving credit facility of $500 million and $22.5 million at April 30, 2020 and 2019, respectively. We borrowed $500 million in March 2020 as a precautionary measure in connection with disruptions caused by the COVID-19 pandemic and repaid an aggregate of $500 million of those borrowings in May and June 2020. In addition, we had $300 million in borrowings outstanding under the Term Loan at both April 30, 2020 and 2019. Our contingent liability under open letters of credit was approximately $15.8 million and $18.1 million at April 30, 2020 and 2019, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2020 and 2019, we had $125 million of face value principal amount outstanding under the LVMH Note. As of April 30, 2020, we also had €4.1 million ($4.5 million) outstanding under the 2019 and 2020 Unsecured Loans.

We had cash and cash equivalents of $616.2 million on April 30, 2020 and $48.3 million on April 30, 2019.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2020. We have 2,949,362 authorized shares remaining under this program. As of June 4, 2020, we had 48,052,834 shares of common stock outstanding.

Cash from Operating Activities

We used $73.1 million of cash in operating activities during three months ended April 30, 2020, primarily due to our net loss of $39.3 million, and decreases of $136.8 million in accounts payable, accrued expenses and other liabilities, $75.5 million in customer refund liabilities and $13.1 million in operating lease liabilities. In addition, we had a non-cash charge of $16.4 million in deferred income taxes. These items were offset, in part, by decreases of $109.0 million in accounts receivable, $51.5 million in inventories and $13.9 million in prepaid expenses and other current assets and non-cash charges relating primarily to operating lease costs of $17.4 million and depreciation and amortization of $9.9 million.

The changes in operating cash flow items are generally consistent with our seasonable pattern. The decrease in accounts payable, accrued expenses and other liabilities is primarily attributable to vendor payments related to inventory purchases and the payment of year-end bonuses in our first quarter. Our accounts receivable, customer refund liabilities and inventory decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters. The COVID-19 pandemic exacerbated these trends in the first quarter. Our reported net loss for the quarter also contributed to the increase in use of cash in our operating activities.

Cash from Investing Activities

We used $8.3 million of cash in investing activities during three months ended April 30, 2020 for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores prior to the onset of the COVID-19 pandemic. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

Cash from Financing Activities

Net cash provided by financing activities was $501.4 million during three months ended April 30, 2020 primarily as a result of the net proceeds of $500 million in borrowings in March 2020 under our revolving credit facility that were drawn down a precautionary measure in response to the uncertainty of the circumstances surrounding the COVID-19 pandemic. In May and June 2020, we repaid an aggregate of $500 million of these borrowings.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2020 are those that depend most heavily on these judgments and estimates. As of April 30, 2020, there have been no material changes to our critical accounting policies, other than the adoption ASU 2016-13 as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. There have been no material changes in our risk factors from those set forth in our Annual Report, except for the risk factors set forth below, which serve as an update to our risk factors contained in our Annual Report. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, a significant adverse effect on our business, financial condition and results of operations.

Outbreaks of COVID-19 were detected beginning in December 2019 and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The President of the United States has declared a national emergency as a result of the COVID-19 pandemic. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

●	the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
●	“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, brick-and-mortar retailers, including stores operated by us, as a result of store closures or reduced operating hours and decreased retail traffic;
●	difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to operate our business;
●	a prolonged disruption of our business may impact our ability to satisfy the terms of our revolving credit facility and Term Loan ,including the covenants contained in those agreements, which could constitute an event of default under the terms of the revolving credit facility and Term Loan, which may result in an acceleration of payment under those agreements;
●	our success in attempting to reduce operating costs and conserve cash;
●	our inability to obtain rent and other relief from our landlords with respect to closed retail stores, which may involve litigation or other disruptions;
●	the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
●	the risk that even after the pandemic has initially subsided, social distancing measures and general consumer behaviors due to the COVID-19 pandemic may continue to impact mall and store traffic and the fear of COVID-19 re-occurrence could cause customers to avoid public places, such as malls and outlets, where the retail stores of our wholesale customers and our stores are located;

●	obstacles and delays in re-opening company-owned stores as we may have to hire and train a substantial number of new employees as a result of the temporary furlough of our retail employees in the United States and the risk that some of those employees may seek employment elsewhere during the furlough; and
●	we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

As stated, COVID-19 has had and is continuing to have a material adverse impact on our business, operating results and financial condition. The COVID-19 outbreak has impacted our worldwide sourcing operations in China and elsewhere. There is hardly anywhere in the world that is not being impacted by the effects of COVID-19. Travel within and between many countries has been restricted. The length of these travel restrictions is not certain at this time. Travel restrictions may impact our suppliers’ ability to obtain necessary materials and inhibit travel by our employees and our suppliers’ employees. As a result of any travel restrictions, potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced for us in China and other countries adversely impacted by the coronavirus outbreak, or threat or perceived threat of such outbreak, we may be unable to obtain adequate inventory from these regions, which could adversely affect our business, results of operations and financial condition. Potential financial impacts associated with the outbreak include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales, and potential incremental costs associated with mitigating the effects of the outbreak. As our suppliers open their factories for production, we will need to balance the production orders given to these factories against the demand for our products in the United States.

Restrictions on travel and group gatherings, the closing of restaurants, sports leagues and all forms of communal entertainment and the fear of contracting COVID-19 has materially adversely affected store traffic and retail sales. Many retail store chains and shopping malls closed their store operations beginning in March 2020 and have only recently begun to reopen on a limited basis. The restrictions imposed as a result of the COVID-19 outbreak and the closing of retail stores in connection with the outbreak are causing a significant adverse effect on the economy in the United States and around the world. If the retail economy continues to weaken and/or consumers continue to reduce purchases in the near or long-term as a result of the negative effects of on the U.S. and worldwide economies caused by COVID-19, retailers may need to further reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the coronavirus outbreak and the governmental restrictions imposed in the United States and around the world as a result thereof would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

If economic conditions caused by the COVID-19 outbreak worsen and our earnings and operating cash flows do not begin to recover, this could impact our ability to maintain compliance with our debt covenants and could require us to seek modifications to our term loan and revolving credit facility. In the unlikely event we are not able to obtain such modifications on acceptable terms, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay lenders.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain the outbreak or to treat its impact makes it difficult to forecast its effects on our fiscal 2021 results. Our results of operations for the first quarter of fiscal 2021 reflected some of the impacts of the COVID-19 pandemic and we expect that the results for our second quarter of fiscal 2021, and potentially for the balance of fiscal 2021, will likely reflect further impacts. It is difficult, if not impossible, at this time to predict the magnitude of the effect of the COVID-19 outbreak on our business and results of operations. However, we expect our results for fiscal 2021 to be materially adversely affected compared to fiscal 2020 as a result of the impact of COVID-19.

There are risks associated with the restructuring of our retail operations segment.

In June 2020, we announced a restructuring of our retail operations segment, including the closing of all Wilsons Leather, and G.H. Bass stores. Additionally, we will close all Calvin Klein Performance stores. We have hired Hilco Global to assist in the liquidation of these stores, which will begin immediately or as stores reopen. After completion of the restructuring, our retail operations segment will initially consist of 41 DKNY stores and 13 Karl Lagerfeld Paris stores, as well as the e-commerce sites for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld store operations.

In connection with this restructuring of our retail operations segment, we anticipate incurring an aggregate charge of approximately $100 million relating primarily to landlord termination fees, severance costs, store liquidation and closing costs, write-offs relating to right-of-use assets and professional fees. A significant portion of these charges will be incurred during our second fiscal quarter ending July 31, 2020. We expect the cash portion of this charge to be approximately $65 million. We may incur additional costs during fiscal 2021 until the restructuring is completed which may include, among other costs, additional severance, lease termination, inventory liquidation or non-cash asset impairment costs. Additional costs and impairment charges could materially exceed our estimates. In connection with the restructuring of our retail business, we negotiated the termination of leases for a majority of our retail stores in return for certain cash payments made to lessors. There can be no assurance that we would be able to negotiate termination of any other leases if we should desire to do so.

As indicated, part of our restructuring plan includes the liquidation of our retail inventory. The ability to liquidate our retail inventory is currently severely limited by COVID-19 restrictions on retail businesses. Even as these restrictions continue to be loosened, our ability to liquidate retail inventory will still be adversely affected by the reduction in the disposable income of consumers, the reduced desire and ability of consumers to spend on apparel and accessories and the general turbulent environment caused by the COVID-19 pandemic and its aftereffects. In addition, we will face significant competition in the marketplace as retailers are opening their stores and are expected to reduce prices significantly in order to sell their excess inventory resulting from store closures and other COVID-19 related restrictions that were put in place in mid-March and have only recently begun to be modified. All of these factors may result in the reduction in the net proceeds we receive from the liquidation of our inventory and in the increase in the time period we need to close our stores, both of which would have an adverse effect on our financial condition and results of operation.

We may not be able to complete the restructuring of our retail operations segment, including the closing of the substantial majority of the stores we currently operate, in the timeframe, on the terms or in the manner we expect. Any of the foregoing could also result in the cost of the restructuring exceeding our estimates. If the actual restructuring costs or impairment charges exceed our estimates, this could adversely impact our business, operating results, financial position and cash flows.

In addition, the announced restructuring involves numerous risks including, but not limited to:

●	the inability to bring back from furlough, hire or retain qualified personnel necessary for the orderly liquidation of inventory and closing of retail stores;
●	attrition beyond any planned reduction in workforce and/or a decrease in employee morale;
●	higher than anticipated write-offs of assets or lease termination, store closing and severance costs;
●	potential disruption of the operations of the rest of our businesses and diversion of management’s attention away from our other businesses and operations;
●	exposure to unknown, contingent or other liabilities, including litigation arising in connection with the restructuring;
●	a negative impact on our business relationships or reputation including, but not limited to, potential relationships with customers, suppliers, vendors, lessors, licensors, licensees and employees; and
●	unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement the restructuring, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expenses relating to the restructuring that otherwise would be used on the development and expansion of our other businesses, which could adversely impact our business, operating results, financial position and cash flows.

The recently approved proposal to implement a national security law in Hong Kong may result in disruptions to our business operations in Hong Kong and additional tariffs and trade restrictions.

On May 28, 2020, China’s legislature approved a proposal to implement a national security law that would change the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This proposal would increase the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis. A legislative committee will draft the law, a process that is expected to take a couple of months. The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong to the United States. Further, the U.S. may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions could have an adverse impact on our results of operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2020. Included in this table are shares withheld during March and April 2020 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 29, 2020	—	$—	—	2,949,362
March 1 - March 31, 2020	39,285	7.75	—	2,949,362
April 1 - April 30, 2020	165	9.75	—	2,949,362
	39,450	$7.76	—	2,949,362

(1)

Included in this table are 39,450 shares withheld during March and April 2020 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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

Item 6.        Exhibits.

10.1	Form of Restricted Stock Unit Agreement for April 27, 2020 restricted stock unit grants.
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 9, 2020	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 9, 2020	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer