Form 10-Q
period 2020-07-31
G III APPAREL GROUP LTD /DE/
filed 2020-09-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of September 4, 2020, there were 48,358,688 shares of issuer’s common stock, par value $0.01 per share, outstanding.

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – July 31, 2020, July 31, 2019 and January 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - For the Three and Six Months Ended July 31, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity – July 31, 2020 and July 31, 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows - For the Six Months Ended July 31, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Part II	OTHER INFORMATION
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6.	Exhibits	61

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$252,798	$39,568	$197,372
Accounts receivable, net of allowance for doubtful accounts of $11.2 million, $0.9 million and $0.7 million, respectively	276,502	464,663	530,137
Inventories	574,767	842,136	551,918
Prepaid income taxes	13,949	12,500	8,566
Prepaid expenses and other current assets	55,709	93,353	80,695
Total current assets	1,173,725	1,452,220	1,368,688
Investments in unconsolidated affiliates	59,132	63,773	61,987
Property and equipment, net	66,627	85,548	76,023
Operating lease assets	168,071	309,421	270,032
Other assets, net	31,900	35,681	32,629
Other intangibles, net	36,423	40,444	38,363
Deferred income tax assets, net	34,548	25,253	18,135
Trademarks	438,721	439,409	438,658
Goodwill	260,667	260,687	260,622
Total assets	$2,269,814	$2,712,436	$2,565,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$3,717	$683	$673
Accounts payable	192,192	346,642	204,786
Accrued expenses	60,257	89,137	101,838
Customer refund liabilities	115,370	179,078	233,418
Current operating lease liabilities	91,700	74,297	63,166
Income tax payable	9,075	6,966	8,468
Other current liabilities	109	425	1,611
Total current liabilities	472,420	697,228	613,960
Notes payable, net of discount and unamortized issuance costs	405,003	553,118	396,794
Deferred income tax liabilities, net	7,960	15,019	7,952
Noncurrent operating lease liabilities	140,283	272,632	249,040
Other noncurrent liabilities	6,399	6,619	6,719
Total liabilities	1,032,065	1,544,616	1,274,465

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,394 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	444,384	456,195	452,142
Accumulated other comprehensive loss	(18,260)	(16,848)	(18,008)
Retained earnings	838,867	772,463	893,138
Common stock held in treasury, at cost - 1,037, 1,649 and 1,386 shares, respectively	(27,506)	(44,254)	(36,864)
Total stockholders' equity	1,237,749	1,167,820	1,290,672
Total liabilities and stockholders' equity	$2,269,814	$2,712,436	$2,565,137

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$297,212	$643,892	$702,343	$1,277,444
Cost of goods sold	162,519	412,123	443,249	809,611
Gross profit	134,693	231,769	259,094	467,833
Selling, general and administrative expenses	122,102	196,448	276,722	398,307
Depreciation and amortization	9,691	9,789	19,558	19,262
Asset impairments, net of gain on lease modifications	14,302	(1,393)	17,489	(2,222)
Operating profit (loss)	(11,402)	26,925	(54,675)	52,486
Other income (loss)	1,943	(751)	(113)	(1,399)
Interest and financing charges, net	(9,177)	(10,785)	(19,556)	(21,105)
Income (loss) before income taxes	(18,636)	15,389	(74,344)	29,982
Income tax expense (benefit)	(3,660)	4,270	(20,073)	6,820
Net income (loss)	$(14,976)	$11,119	$(54,271)	$23,162

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Net income (loss) per common share	$(0.31)	$0.23	$(1.13)	$0.48
Weighted average number of shares outstanding	48,214	48,450	48,121	48,619

Diluted:
Net income (loss) per common share	$(0.31)	$0.23	$(1.13)	$0.47
Weighted average number of shares outstanding	48,214	49,116	48,121	49,436

Net income (loss)	$(14,976)	$11,119	$(54,271)	$23,162
Other comprehensive income:
Foreign currency translation adjustments	3,774	1,573	(252)	(1,654)
Other comprehensive income (loss)	3,774	1,573	(252)	(1,654)
Comprehensive income (loss)	$(11,202)	$12,692	$(54,523)	$21,508

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2020	$264	$449,840	$(22,034)	$853,843	$(35,679)	$1,246,234
Equity awards exercised/vested, net	—	(7,993)	—	—	8,173	180
Share-based compensation expense	—	2,548	—	—	—	2,548
Taxes paid for net share settlements	—	(11)	—	—	—	(11)
Other comprehensive income, net	—	—	3,774	—	—	3,774
Net loss	—	—	—	(14,976)	—	(14,976)
Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749

Balance as of April 30, 2019	$264	$456,835	$(18,421)	$761,344	$(13,196)	$1,186,826
Equity awards exercised/vested, net	—	(4,082)	—	—	4,158	76
Share-based compensation expense	—	5,122	—	—	—	5,122
Taxes paid for net share settlements	—	(1,680)	—	—	—	(1,680)
Other comprehensive income, net	—	—	1,573	—	—	1,573
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Net income	—	—	—	11,119	—	11,119
Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820

Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(9,178)	—	—	9,358	180
Share-based compensation expense	—	1,737	—	—	—	1,737
Taxes paid for net share settlements	—	(317)	—	—	—	(317)
Other comprehensive loss, net	—	—	(252)	—	—	(252)
Net loss	—	—	—	(54,271)	—	(54,271)
Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749

Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(9,900)	—	—	10,016	116
Share-based compensation expense	—	9,349	—	—	—	9,349
Taxes paid for net share settlements	—	(7,366)	—	—	—	(7,366)
Other comprehensive loss, net	—	—	(1,654)	—	—	(1,654)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	23,162	—	23,162
Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2020	2019

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(54,271)	$23,162
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,558	19,262
Loss on disposal of fixed assets	169	1,230
Non-cash operating lease costs	44,732	36,729
Gain on lease modifications	(2,524)	(2,222)
Asset impairments	20,013	—
Dividend received from unconsolidated affiliate	2,695	1,960
Equity (gain) loss in unconsolidated affiliates	175	(867)
Share-based compensation	1,737	9,349
Deferred financing charges and debt discount amortization	5,425	4,577
Deferred income taxes	(16,414)	—
Changes in operating assets and liabilities:
Accounts receivable, net	253,634	37,470
Inventories	(22,849)	(265,753)
Income taxes, net	(4,979)	(5,987)
Prepaid expenses and other current assets	25,128	3,321
Other assets, net	(678)	(1,164)
Customer refund liabilities	(118,047)	(64,512)
Operating lease liabilities	(37,785)	(38,300)
Accounts payable, accrued expenses and other liabilities	(55,914)	108,838
Net cash provided by (used in) operating activities	59,805	(132,907)

Cash flows from investing activities
Operating lease assets initial direct costs	(3,968)	(1,940)
Capital expenditures	(9,101)	(17,531)
Net cash used in investing activities	(13,069)	(19,471)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(676,019)	(942,973)
Proceeds from borrowings - revolving facility	676,019	1,102,973
Repayment of borrowings - unsecured term loan	—	(170)
Proceeds from borrowings - unsecured term loan	7,071	3,407
Proceeds from exercise of equity awards	180	116
Purchase of treasury shares	—	(35,216)
Taxes paid for net share settlements	(317)	(7,366)
Net cash provided by financing activities	6,934	120,771

Foreign currency translation adjustments	1,756	1,037
Net increase (decrease) in cash and cash equivalents	55,426	(30,570)
Cash and cash equivalents at beginning of period	197,372	70,138
Cash and cash equivalents at end of period	$252,798	$39,568

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$12,937	$15,735
Income tax payments, net	$1,385	$12,791

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2020. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2020 and 2019 were each 13-week and 26-week periods, respectively, for the retail operations segment. For fiscal 2021 and 2020, the three and six-month periods for the retail operations segment ended on August 1, 2020 and August 3, 2019, respectively.

The results for the three and six months ended July 31, 2020 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the significant effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

Accounting Policies

On April 10, 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 outbreak. Consequently, for lease concessions related to the effects of the COVID-19 outbreak, an entity will not have to analyze each lease to determine whether the enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the outbreak (e.g., deferrals of lease payments, lease payment forgiveness, cash payments made to the lessee or reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to not apply the lease modification guidance for contracts with COVID-19 related rent concessions. As of July 31, 2020, the Company has $8.0 million of deferred lease payments recorded within accounts payable on its condensed consolidated balance sheets.

Liquidity and Impact of COVID-19

The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are the seasonal buildup in inventory, compensation paid to employees, payments to suppliers in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and earnings in the first and second quarters of fiscal 2021. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions. The Company has taken preemptive actions to enhance its ability to meet its short-term liquidity needs, including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in discretionary spending, deferring certain lease payments and deferral of capital projects. In addition, the Company is closely monitoring its inventory needs and is working with its suppliers to curtail, or cancel, production of product that the Company believes will not be able to be sold in season. The Company has also been working with its suppliers and licensors to negotiate extended payment terms in order to preserve capital.

As of July 31, 2020, the Company had cash and cash equivalents of $252.8 million. The Company believes it has adequate cash flows to meet the cash requirements of its business. As of July 31, 2020, the Company was in compliance with all covenants under its term loan and revolving credit facility. On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note 16 – Subsequent Events.

Note 2 – Retail Restructuring

On June 5, 2020, the Company announced the restructuring of its retail operations segment including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, the Company will close its Calvin Klein Performance stores. In connection with the restructuring of the retail operations segment, the Company expects to incur an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The Company expects the net cash outflow from the retail restructuring to be approximately $65 million.

As a result of the restructuring of the Company’s retail operations, the Company recorded a charge of $1.2 million during the three months ended July 31, 2020. The charge consisted primarily of severance payments, benefit continuation costs and store closing costs. Restructuring charges are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The following is a reconciliation of the accrual for the quarter ended July 31, 2020:

	Severance and Benefit Costs	Store Closing Costs	Total

	(In thousands)
Balance at April 30, 2020	$—	$—	$—
Amounts charged to expense	480	792	1,272
Cash payments	(26)	—	(26)
Balance at July 31, 2020	$454	$792	$1,246

The Company has accounted for the remaining rent and termination payments under Accounting Standards Codification (“ASC”) 842 – Leases. As of July 31, 2020, the total operating lease liability related to Wilsons Leather, G.H Bass, and Calvin Klein Performance stores is $54.5 million and will be paid by the end of fiscal 2021.

Note 3 – Allowance for Doubtful Accounts

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2020 were:

	July 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$284,031	$3,679	$287,710
Allowance for doubtful accounts	(11,178)	(30)	(11,208)
Accounts receivable, net	$272,853	$3,649	$276,502

The allowance for doubtful accounts for wholesale trade receivables is estimated based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation (such as in the case of bankruptcy filings (including potential bankruptcy filings), extensive delay in payment or substantial downgrading by credit rating agencies), a specific reserve for bad debts is recorded against amounts due from that customer to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the end of the reporting period for financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. The Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

The allowance for doubtful accounts for retail trade receivables is estimated as the credit card chargeback rate applied to the previous 90 days of credit card sales. In addition, the Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

During the three and six months ended July 31, 2020, the Company recorded a $0.8 million and $10.5 million increase in its allowance for doubtful accounts primarily due to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or possible bankruptcy filings. The Company had the following activity in its allowance for credit losses for the six months ended July 31, 2020:

	July 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(10,557)	52	(10,505)
Accounts written off as uncollectible	7	—	7
Balance as of July 31, 2020	$(11,178)	$(30)	$(11,208)

Note 4 – Inventories

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $15.1 million, $24.8 million and $31.0 million as of July 31, 2020, July 31, 2019 and January 31, 2020 respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $6.3 million, $3.9 million and $9.1 million at July 31, 2020, July 31, 2019 and January 31, 2020, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 5 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2020	2019	2020	2020	2019	2020

		(In thousands)
Term loan	2	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Revolving credit facility	2	—	160,000	—	—	160,000	—
Note issued to LVMH	3	104,884	99,266	102,009	102,304	96,437	95,126
Unsecured loans	2	6,401	3,243	2,860	6,401	3,243	2,860
Overdraft facilities	2	3,530	—	—	3,530	—	—

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts. On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note 16 – Subsequent Events.

The 2% note in the principal amount of $125 million issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of Donna Karan International (“DKI”) was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements. For purposes of this fair value disclosure, the Company based its fair value estimate for the note issued to LVMH on the initial fair value as determined at the date of the acquisition of DKI and records the amortization using the effective interest method over the term of the note.

The fair value of the note issued to LVMH was considered a Level 3 valuation in the fair value hierarchy.

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For impaired assets, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During the second quarter of fiscal 2021, the Company recorded a $20 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather, G.H. Bass, DKNY and Vilebrequin stores as a result of the performance at these stores. During the first quarter of fiscal 2020, the Company recorded an impairment of $9.6 million, net of tax, in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

Note 6 – Leases

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

The Company’s lease assets and liabilities as of July 31, 2020, July 31, 2019 and January 31, 2020 consist of the following:

Leases	Classification	July 31, 2020	July 31, 2019	January 31, 2020

		(In thousands)
Assets
Operating	Operating lease assets	$168,071	$309,421	$270,032
Total lease assets		$168,071	$309,421	$270,032

Liabilities
Current operating	Current operating lease liabilities	$91,700	$74,297	$63,166
Noncurrent operating	Noncurrent operating lease liabilities	140,283	272,632	249,040
Total lease liabilities		$231,983	$346,929	$312,206

The Company’s operating lease assets and operating lease liabilities significantly declined during the second quarter of fiscal 2021 due to the restructuring of the retail operations segment. As a result of this restructuring, the Company expects to close all of its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores by the end of fiscal 2021. In addition, primarily due to the restructuring, in the second quarter of fiscal 2021 the Company recorded a $19.4 million impairment charge related to the operating lease assets at certain Wilsons Leather, G.H. Bass, DKNY and Vilebrequin stores as a result of the performance at these stores.

The Company recorded lease costs of $36.0 million and $58.4 million during the three and six months ended July 31, 2020, respectively. The Company recorded lease costs of $24.9 million and $49.9 million during the three and six months ended July 31, 2019, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recorded negative variable lease costs and short-term lease costs of ($4.3) million and ($0.9) million for the three and six months ended July 31, 2020, respectively. The negative variable lease costs were primarily due to rent forgiveness received by the Company’s retail operations segment that was recorded as negative variable lease costs in accordance with the Staff Q&A issued by the FASB on April 10, 2020. The Company recorded variable leases costs and short-term lease costs of $2.7 million and $5.0 million for the three and six months ended July 31, 2019, respectively. Short-term lease costs are immaterial.

As of July 31, 2020, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2025 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2021	$79,178
2022	50,509
2023	43,058
2024	31,339
2025	24,239
After 2025	46,971
Total lease payments	$275,294
Less: Interest	43,311
Present value of lease liabilities	$231,983

As of July 31, 2020, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2020, the weighted average remaining lease term related to operating leases is 4.1 years. The weighted average discount rate related to operating leases is 8.1%.

Cash paid for amounts included in the measurement of operating lease liabilities is $51.0 million and $51.9 million during the six months ended July 31, 2020 and July 31, 2019, respectively. Right-of-use assets obtained in exchange for lease obligations were $10.8 million and $15.6 million as of July 31, 2020 and July 31, 2019, respectively.

Note 7 – Goodwill and Intangible Assets

As of July 31, 2020, there is $260.7 million of goodwill and $438.7 million of indefinite-lived trademarks recorded on the Company’s condensed consolidated balance sheet. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Due to the impact of the COVID-19 pandemic on the Company’s operations, the Company performed a quantitative test of its goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The Company also performed quantitative tests of each of its indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. There were no impairments identified as of April 30, 2020 as a result of these tests.

While no impairment was identified as of April 30, 2020, $370.0 million of the Company’s indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of these assets at July 31, 2020.

During the second quarter of 2020, the Company conducted a review to assess whether indicators of impairment existed. As a result of this review, the Company concluded that no indicators existed that would make management believe it is more likely than not that the fair value of its goodwill or indefinite-lived trademarks is less than its carrying value. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact the Company’s assumptions relating to future net sales, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

Note 8 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. All unvested restricted stock unit awards and stock options have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2020 as a result of the Company recording a net loss during each of those periods. Approximately 794,400 and 606,500 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2019, respectively. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income (loss)	$(14,976)	$11,119	$(54,271)	$23,162
Basic net income (loss) per share:
Basic common shares	48,214	48,450	48,121	48,619
Basic net income (loss) per share	$(0.31)	$0.23	$(1.13)	$0.48

Diluted net income (loss) per share:
Basic common shares	48,214	48,450	48,121	48,619
Dilutive restricted stock unit awards and stock options	—	666	—	817
Diluted common shares	48,214	49,116	48,121	49,436
Diluted net income (loss) per share	$(0.31)	$0.23	$(1.13)	$0.47

Note 9 – Notes Payable

Long-term debt consists of the following:

	July 31, 2020	July 31, 2019	January 31, 2020

	(In thousands)
Term loan	$300,000	$300,000	$300,000
Revolving credit facility	—	160,000	—
Note issued to LVMH	125,000	125,000	125,000
Unsecured loans	6,401	3,243	2,860
Overdraft facilities	3,530	—	—
Subtotal	434,931	588,243	427,860
Less: Net debt issuance costs (1)	(6,095)	(8,708)	(7,402)
Debt discount	(20,116)	(25,734)	(22,991)
Current portion of long-term debt	(3,717)	(683)	(673)
Total	$405,003	$553,118	$396,794
(1)	Does not include debt issuance costs, net of amortization, totaling $3.3 million, $5.8 million and $4.6 million as of July 31, 2020, July 31, 2019 and January 31, 2020, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets in accordance with ASU 2015-15.

On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note 16 – Subsequent Events.

Term Loan

The Company borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that matures in December 2022. The Company prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million. The Term Loan is guaranteed by certain of the Company’s subsidiaries.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% or (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2020, interest under the Term Loan was being paid at a weighted average rate of 6.45% per annum.

The Term Loan is secured by certain assets of the Company and certain of its subsidiaries. The Term Loan is required to be prepaid with the proceeds of certain asset sales if such proceeds are not applied as required by the Term Loan within specified deadlines. The Term Loan contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. This loan also includes a mandatory prepayment provision based on excess cash flow as defined in the term loan agreement. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of July 31, 2020, the Company was in compliance with these covenants.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2020, the Company was in compliance with these covenants.

As of July 31, 2020, the Company had no borrowings outstanding under the revolving credit facility. As of July 31, 2020, interest under the revolving credit agreement was being paid at an average rate of 2.06% per annum. The revolving credit facility also includes amounts available for letters of credit. As of July 31, 2020, there were outstanding trade and standby letters of credit amounting to $7.0 million and $3.4 million, respectively.

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

On February 3, 2020, TRB borrowed €1.7 million under another unsecured loan (the “February 2020 Unsecured Loan”). During the term of the February 2020 Unsecured Loan, TRB is required to make quarterly installment payments of €0.1 million. Interest on the outstanding principal amount of the February 2020 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The February 2020 Unsecured Loan originally matured on March 31, 2025. Due to the COVID-19 outbreak, the bank agreed to amend the 2020 Unsecured Loan to suspend the June 2020 quarterly installment payment and add this payment to the balance due at the end of the loan term. The February 2020 Unsecured Loan now matures on June 30, 2025.

On June 12, 2020, a subsidiary of TRB borrowed €1.5 million under a French state backed loan provided by UBS Bank (the “June 2020 Unsecured Loan”) as part of a COVID-19 relief program. The June 2020 Unsecured Loan provides for an initial one year term with the option to extend the term by an additional one to five years at the end of the initial term. The June 2020 Unsecured Loan requires no interest or principal payments during the initial term of the agreement.

Overdraft Facilities

During the second quarter of fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2020, TRB had an aggregate €3.1 million drawn across these various facilities.

Note 10 – Revenue Recognition

Disaggregation of Revenue

In accordance with ASC 606 – Revenue from Contracts with Customers, the Company discloses its revenues by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company has identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of July 31, 2020, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital-based revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital-based revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax. As a result of the restructuring of the Company’s retail operations, the Company is in the process of closing all of its Wilsons Leather and G.H. Bass retail stores. After completion of the restructuring, the Company’s retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.1 million, $6.6 million and $5.9 million at July 31, 2020, July 31, 2019 and January 31, 2020, respectively. The Company recognized $1.3 million in revenue for the three months ended July 31, 2020 related to contract liabilities that existed at April 30, 2020. The Company recognized $4.0 million in revenue for the six months ended July 31, 2020 related to contract liabilities that existed at January 31, 2020. There were no contract assets recorded as of July 31, 2020, July 31, 2019 and January 31, 2020. Substantially all of the advance payments from licensees as of July 31, 2020 are expected to be recognized as revenue within the next twelve months.

Note 11 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores. Sales through Company-owned channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company is in the process of closing all of its Wilsons Leather and G.H. Bass retail stores. After completion of the restructuring, the Company’s retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass.

The following segment information is presented for the three and six-month periods indicated below:

	Three Months Ended July 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$266,809	$34,507	$(4,104)	$297,212
Cost of goods sold	143,340	23,283	(4,104)	162,519
Gross profit	123,469	11,224	—	134,693
Selling, general and administrative expenses	76,727	45,375	—	122,102
Depreciation and amortization	8,392	1,299	—	9,691
Asset impairments, net of gain on lease modifications	612	13,690	—	14,302
Operating profit (loss)	$37,738	$(49,140)	$—	$(11,402)

	Three Months Ended July 31, 2019
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$588,601	$83,706	$(28,415)	$643,892
Cost of goods sold	395,728	44,810	(28,415)	412,123
Gross profit	192,873	38,896	—	231,769
Selling, general and administrative expenses	141,540	54,908	—	196,448
Depreciation and amortization	7,763	2,026	—	9,789
Gain on lease modifications	—	(1,393)	—	(1,393)
Operating profit (loss)	$43,570	$(16,645)	$—	$26,925

	Six Months Ended July 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$645,681	$68,415	$(11,753)	$702,343
Cost of goods sold	409,981	45,021	(11,753)	443,249
Gross profit	235,700	23,394	—	259,094
Selling, general and administrative expenses	189,327	87,395	—	276,722
Depreciation and amortization	16,683	2,875	—	19,558
Asset impairments, net of gain on lease modifications	608	16,881	—	17,489
Operating profit (loss)	$29,082	$(83,757)	$—	$(54,675)

	Six Months Ended July 31, 2019
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,159,240	$165,610	$(47,406)	$1,277,444
Cost of goods sold	767,308	89,709	(47,406)	809,611
Gross profit	391,932	75,901	—	467,833
Selling, general and administrative expenses	288,797	109,510	—	398,307
Depreciation and amortization	15,284	3,978	—	19,262
Gain on lease modifications	—	(2,222)	—	(2,222)
Operating profit (loss)	$87,851	$(35,365)	$—	$52,486

(1)Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2020	July 31, 2019	January 31, 2020

	(In thousands)
Wholesale	$1,685,530	$2,109,198	$1,912,175
Retail	139,373	362,595	272,832
Corporate	444,911	240,643	380,130
Total assets	$2,269,814	$2,712,436	$2,565,137

Note 12 – Stockholders’ Equity

For the three months ended July 31, 2020, the Company issued no shares of common stock and utilized 307,147 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2019, the Company issued 1,651 shares of common stock and utilized 148,025 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2020, the Company issued no shares of common stock and utilized 349,342 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2019, the Company issued 7,651 shares of common stock and utilized 356,550 shares of treasury stock in connection with the vesting of equity awards.

Note 13 – Income Taxes

The Company recorded an income tax benefit of $3.7 million and $20.1 million for the three and six months ended July 31, 2020, respectively. The Company recorded income tax expense of $4.3 million and $6.8 million for the three and six months ended July 31, 2019, respectively. Historically, the Company has calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, the Company used a discrete effective tax rate method to calculate taxes for the three- and six-month periods ended July 31, 2020. The Company will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Note 14 – Canadian Customs Duty Examination

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three and six months ended July 31, 2020, related to the higher dutiable values. Cumulative amounts paid and deferred through July 31, 2020, related to the higher dutiable values, were CAD$13.0 million ($9.7 million).

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

Note 15 – Recent Adopted and Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract, which addresses the accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligned the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amended ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract.  The Company adopted the standard effective February 1, 2020. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

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

Note 16 – Subsequent Events

Secured Notes

On August 7, 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay the Company’s existing term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes.

The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

The Notes are unconditionally guaranteed on a senior-priority secured basis by the Company’s current and future wholly-owned domestic subsidiaries that guarantee any of the Company’s credit facilities, including the Company’s ABL facility (the “ABL Facility”) pursuant to the ABL Credit Agreement, or certain future capital markets indebtedness of the Company or guarantors.

The Notes and the related guarantees are secured by (i) first priority liens on the Company’s Cash Flow Priority Collateral (as defined in the Indenture), and (ii) a second-priority lien on the Company’s ABL Priority Collateral (as defined in the Indenture), in each case subject to permitted liens described in the Indenture.

In connection with the issuance of the Notes and execution of the Indenture, the Company and the Guarantors entered into a pledge and security agreement (the “Pledge and Security Agreement”), among the Company, the Guarantors and the Collateral Agent.

The Notes are subject to the terms of the intercreditor agreement which governs the relative rights of the secured parties in respect of the ABL Facility and the Notes (the “Intercreditor Agreement”). The Intercreditor Agreement restricts the actions permitted to be taken by the Collateral Agent with respect to the Collateral on behalf of the holders of the Notes. The Notes are also subject to the terms of the seller note subordination agreement which governs the relative rights of the secured parties in respect of the Seller Note (as defined therein), the ABL Facility and the Notes.

At any time prior to August 15, 2022, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date plus a “make-whole” premium, as described in the Indenture. On or after August 15, 2022, the Company may redeem some or all of the Notes at any time and from time to time at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to August 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at the redemption price set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to August 15, 2022, during any twelve month period, the Company may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If the Company experiences a Change of Control (as defined in the Indenture), the Company is required to offer to repurchase the Notes at 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, incur restrictions on the ability of the Company’s restricted subsidiaries that are not guarantors to pay dividends or make certain other payments, create or incur certain liens, sell assets and subsidiary stock, impair the security interests, transfer all or substantially all of the Company’s assets or enter into merger or consolidation transactions, and enter into transactions with affiliates. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in the Indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the Notes failure to pay certain final judgments, and certain events of bankruptcy or insolvency.

Second Amended and Restated ABL Credit Agreement

On August 7, 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and its subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date, subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.

Fabco Holding B.V.

On August 31, 2020, the Company and Amlon Capital B.V. (“Amlon”) amended, effective October 1, 2020, their joint venture agreement for Fabco Holding B.V. Fabco operates the DKNY/Donna Karan business in China. Pursuant to this amended agreement, the Company, through a wholly-owned subsidiary, will own 75% of the joint venture and Amlon will own 25%. Prior to the effectiveness of this amended agreement, the Company owns 49% of the joint venture with Amlon owning the remaining 51% interest. Beginning on October 1, 2020, the Company will consolidate Fabco’s results of operations into its consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2021 is referred to as “fiscal 2021.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2020. We account for our investment in each of KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three and six-month periods ended July 31, 2020 and 2019 were each 13-week and 26-week periods, respectively, for the retail operations segment. For fiscal 2021 and 2020, the three and six month periods for the retail operations segment ended on August 1, 2020 and August 3, 2019 respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the outbreak of COVID-19 and its numerous adverse effects, including the closing of stores and shopping malls, the reduction of consumer purchases of the types of products we sell, the impact on our supply chain, restrictions on travel and group gatherings and the general material adverse effect on the economy in the U.S. and around the world, all of which negatively impact our business, sales and results of operations;
●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	risks related to the recent adoption of a national security law in Hong Kong;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations, as well as the impact on our business and financial statements resulting from any related costs and charges which may be dilutive to our earnings;
●	the impact on our business and financial statements related to the early closure of stores or the termination of long-term leases;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks related to our indebtedness;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	the effects of competition in the markets in which we operate, including from online retailers;

●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by online retailers;
●	consolidation of our retail customers;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts; and
●	the effect of regulations applicable to us as a U.S. public company.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part II—Other Information below in this Quarterly Report under the heading “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Developments

Secured Notes

On August 7, 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay our existing term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes.

The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

The Notes are unconditionally guaranteed on a senior-priority secured basis by our current and future wholly-owned domestic subsidiaries that guarantee any of our credit facilities, including our ABL facility (the “ABL Facility”) pursuant to the ABL Credit Agreement, or certain future capital markets indebtedness of ours or the guarantors.

The Notes and the related guarantees are secured by (i) first priority liens on our Cash Flow Priority Collateral (as defined in the Indenture), and (ii) a second-priority lien on our ABL Priority Collateral (as defined in the Indenture), in each case subject to permitted liens described in the Indenture.

In connection with the issuance of the Notes and execution of the Indenture, we and the Guarantors entered into a pledge and security agreement (the “Pledge and Security Agreement”), among us, the Guarantors and the Collateral Agent.

The Notes are subject to the terms of the intercreditor agreement which governs the relative rights of the secured parties in respect of the ABL Facility and the Notes (the “Intercreditor Agreement”). The Intercreditor Agreement restricts the actions permitted to be taken by the Collateral Agent with respect to the Collateral on behalf of the holders of the Notes. The Notes are also subject to the terms of the seller note subordination agreement which governs the relative rights of the secured parties in respect of the Seller Note (as defined therein), the ABL Facility and the Notes.

At any time prior to August 15, 2022, we may redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date plus a “make-whole” premium, as described in the Indenture. On or after August 15, 2022, we may redeem some or all of the Notes at any time and from time to time at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to August 15, 2022, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at the redemption price set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to August 15, 2022, during any twelve month period, we may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If we experience a Change of Control (as defined in the Indenture), we are required to offer to repurchase the Notes at 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, incur restrictions on the ability of our restricted subsidiaries that are not guarantors to pay dividends or make certain other payments, create or incur certain liens, sell assets and subsidiary stock, impair the security interests, transfer all or substantially all of our assets or enter into merger or consolidation transactions, and enter into transactions with affiliates. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in the Indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the Notes failure to pay certain final judgments, and certain events of bankruptcy or insolvency.

Second Amended and Restated ABL Credit Agreement

On August 7, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and our subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date, subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.

Restructuring of Our Retail Operations Segment

On June 5, 2020, we announced a restructuring of our retail operations segment, including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, we will close our Calvin Klein Performance stores. We have hired Hilco Global to assist in the liquidation of these stores. We anticipate that the restructuring will be completed by the end of fiscal 2021.

After completion of the restructuring, our retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld store operations. In addition to the stores operated as part of our retail operations segment, as of July 31, 2020, Vilebrequin products were distributed through 104 company-operated stores and owned digital channels in Europe and the United States, as well as through 63 franchised locations.

In connection with the restructuring of our retail operations, we expect to incur an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. We recorded $1.2 million of this charge during the three months ended July 31, 2020, consisting primarily of severance payments, benefit continuation costs and store closing costs. We expect the net cash outflow of the retail restructuring to be approximately $65 million. We believe that this restructuring plan will enable us to greatly reduce our retail losses and to ultimately have this segment become profitable.

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

The COVID-19 pandemic has had multiple impacts on our business, including, but not limited to, the temporary closure of our customers’ stores and closures of our own stores in North America, a mandate to require our employees who work in our headquarters to work remotely and temporary disruption of our global supply chain. The COVID-19 pandemic has impacted our business operations and results of operations for the first and second quarters of fiscal 2021 resulting in lower sales, lower liquidity and an adverse impact on free cash flow. COVID-19 could continue to have an adverse impact on our results of operations and liquidity, the operations of our suppliers, vendors and customers, and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. Even as businesses slowly begin to reopen as governmental restrictions are loosened with respect to stay at home orders and previously closed businesses, the ultimate economic impact of the COVID-19 pandemic is highly uncertain.  We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted for at least the balance of fiscal 2021.

During this crisis we are focused on protecting the health and safety of our employees, our customers, and our communities. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including temporarily requiring employees to work remotely and temporarily closing all of our retail stores. Requiring our employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. Only recently, we have begun re-opening stores and our personnel have started working again in our offices.

Most of our retail partners closed their stores in North America, including our largest customer, Macy’s, while some of our customers, such as Costco and Sam’s Club, remained open for business. Our retail partners that have closed stores have asked to extend their payment terms with us. We continue to negotiate resolutions with our retail partners that are equitable and fiscally responsible for each of us. Certain of our retail partners have publicized actual or potential bankruptcy filings or other liquidity issues that could impact our anticipated income and cash flows, as well as require us to record additional accounts receivable reserves. In addition, we could be required to record increased excess and obsolete inventory reserves due to decreased sales or noncash impairment charges related to our intangible assets or goodwill due to reduced market values and cash flows. Further, a more promotional retail environment may cause us to lower our prices or sell existing inventory at larger discounts than in the past, negatively impacting our margins.

There is significant uncertainty around the breadth and duration of store closures and other business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores once they re-open. Recently, consumer businesses have begun to re-open in many areas of the United States under governmental social distancing and other restrictions that are expected to limit the scope of operations compared to pre-COVID-19 business operations for an unknown period of time. These restrictions are expected to adversely impact sales even as retail stores continue to reopen. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic. The continued impact of COVID-19 remains highly uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the actions taken to contain COVID-19 or treat its impact may change or become more restrictive if a second wave of infections occurs, or continues to occur, as a result of the loosening of governmental restrictions.

In response to these challenges, we have taken measures to contain costs that include, but are not limited to, employee furloughs, job eliminations, temporary salary reductions, reduced advertising and other promotional spending and deferral of capital projects. We are also reviewing our inventory needs and working with suppliers to curtail, or cancel, production of product which we believe will not be able to be sold in season. We have also been working with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital.

Due to the impact of the COVID-19 pandemic on our operations, we performed a quantitative test of our goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. We also performed quantitative tests of each of our indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. While no impairment was identified as of April 30, 2020 as a result of these tests, $370.0 million of our indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of the assets at April 30, 2020. During the second quarter of 2020, we conducted a review to assess whether indicators of impairment existed. As a result of this review, we concluded that no indicators existed that would make management believe it is more likely than not that the fair value of its goodwill or indefinite-lived trademarks is less than its carrying value. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact our assumptions relating to net sales growth rates, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

We believe that we have sufficient cash and available capacity under our revolving credit facility to meet our liquidity needs. As of July 31, 2020, we had cash of approximately $252.8 million.

License Renewal

In August 2020, we renewed our license agreements with Levi Strauss & Co. for the Levi’s and Dockers brands. These licenses have been renewed through November 30, 2024 and cover men’s and women’s outerwear under the Levi’s brand and men’s outerwear under the Dockers brand.

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

We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are also expanding our DKNY business globally through our distribution partners in key regions. The key markets in which our DKNY merchandise is currently distributed include the Middle East, Russia, Indonesia, the Philippines, South East Asia and South Korea, as well as in China where we operate through a joint venture. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition.

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

Our retail operations segment historically consisted primarily of direct sales to consumers through our company-operated stores. Prior to our restructuring of this segment, it was composed primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. After completion of the restructuring, our retail operations segment will initially consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Our ongoing plan for our retail business focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.

Trends

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding digital sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them. In addition, consumer shopping preferences have continued to shift from physical stores to online shopping and retail traffic remains under pressure.  All of these factors have led to a more promotional retail environment that includes aggressive markdowns in an attempt to offset declines caused by a reduction in physical store traffic. The effects of the COVID-19 pandemic have accelerated these trends.

We sell our products over the web through retail partners such as macys.com and nordstrom.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.wilsonsleather.com, www.ghbass.com, www.vilebrequin.com and www.andrewmarc.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Macy’s, the bankruptcy and announced liquidation of Lord & Taylor, the announced bankruptcy filings of JC Penney, Neiman Marcus and other retailers and the potential bankruptcy of other retailers. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Results of Operations

Three months ended July 31, 2020 compared to three months ended July 31, 2019

Net sales for the three months ended July 31, 2020 decreased to $297.2 million from $643.9 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $266.8 million for the three months ended July 31, 2020 from $588.6 million in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands due to the effects of restrictions on business and personal activities imposed by governments in connection with the COVID-19 pandemic. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020, including our largest customer, Macy’s. However, a majority of these stores continue to operate under government mandated social distancing restrictions as the COVID-19 pandemic continues to spread across large portions of North America. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred throughout the three month period.

Net sales of our retail operations segment were $34.5 million for the three months ended July 31, 2020 compared to $83.7 million in the same period last year. This decrease primarily reflected the closure of our retail stores in March 2020. Our stores did not begin to reopen until June 2020. In addition, there was reduced demand as a result of disruptions related to COVID-19. Same store sales decreased across all store brands due to the COVID-19 related store closures. In addition, the decrease in domestic and international tourism resulting from COVID-19 travel restrictions also had a negative impact on net sales of our retail operations segment. As we began the restructuring of our retail operations segment during the current period, net sales were also negatively impacted by significant promotional activity from liquidation sales. Net sales of our retail operations segment were also negatively affected by the decrease in the number of stores operated by us from 292 at July 31, 2019 to 247 at July 31, 2020. The number of retail stores operated by us and, as a result, the net sales of our retail operations segment will be reduced significantly as a result of the restructuring of our retail operations segment.

Gross profit was $134.7 million, or 45.3% of net sales, for the three months ended July 31, 2020, compared to $231.8 million, or 36.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 46.3% in the three months ended July 31, 2020 compared to 32.8% in the same period last year. The gross profit percentage for our wholesale segment was positively impacted by the reversal of previously anticipated markdown accruals that are no longer necessary due to the reduction in sales to our retail customers. In addition, there was a reversal of a portion of previously accrued royalty expense associated with royalty reductions provided by licensors. The gross profit percentage in our retail operations segment was 32.5% for the three months ended July 31, 2020 compared to 46.5% for the same period last year. The gross profit percentage for our retail segment was negatively impacted by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment.

Selling, general and administrative expenses decreased to $122.1 million in the three months ended July 31, 2020 from $196.4 million in the same period last year. The decrease in expenses was primarily due to a decrease of $55.9 million in personnel costs including salaries, bonus, share-based compensation and other incentives and benefits as a result of employee furloughs and job eliminations, as well as salary reductions implemented by us in response to the impact of the COVID-19 pandemic on our operations. In addition, there were decreases of $9.6 million in advertising and $6.6 million in third-party warehouse expenses. Selling, general and administrative expenses will be further reduced as a result of the restructuring of our retail operations segment. This reduction is expected to be offset, in part, as we bring back furloughed employees in our wholesale operations segment as we respond to the re-opening of the U.S. economy.

Depreciation and amortization was $9.7 million for the three months ended July 31, 2020 compared to $9.8 million in the same period last year.

Other income was $1.9 million in the three months ended July 31, 2020 compared to an other loss of $0.8 million for the same period last year. This change is primarily the result of recording $1.5 million of foreign currency income during the three months ended July 31, 2020 compared to foreign currency losses of $0.4 million during the three months ended July 31, 2019. In addition, we recorded $0.4 million in income from unconsolidated affiliates during the three months ended July 31, 2020 compared to $0.4 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended July 31, 2020 were $9.2 million compared to $10.8 million for the same period last year. Borrowings were lower in the three months ended July 31, 2020 compared to the second quarter of fiscal 2020 due to reduced inventory purchases this year.  Further, interest rates were lower during the three months ended July 31, 2020 as compared to the same period last year.

Income tax benefit was $3.7 million for the three months ended July 31, 2020 compared to income tax expense of $4.3 million for the same period last year primarily due to our net loss position resulting from the significant decrease in net sales due to the effects of the COVID-19 pandemic. Our effective tax rate decreased to 19.6% in the current year’s quarter from 27.7% in last year’s comparable quarter primarily due to a U.S. federal net operating loss carryback to a tax year with a 35% federal tax rate compared to the current federal tax rate of 21% as well as a decrease in excess tax benefits in connection with the vesting of equity awards.

Six months ended July 31, 2020 compared to six months ended July 31, 2019

Net sales for the six months ended July 31, 2020 decreased to $702.3 million from $1.28 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $645.7 million for the six months ended July 31, 2020 from $1.16 billion in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America beginning in mid-March, 2020, including our largest customer, Macy’s. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020. However, a majority of these stores continue to operate under governmental mandated social distancing restrictions as the COVID-19 pandemic continues to spread across large portions of North America. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of the six month period.

Net sales of our retail operations segment were $68.4 million for the six months ended July 31, 2020 compared to $165.6 million in the same period last year. This decrease primarily reflected the closure of our retail stores in March 2020. Our stores did not begin to reopen until June 2020. In addition, there was reduced demand as a result of disruptions related to COVID-19. Same store sales decreased across all store brands due to the COVID-19 related store closures and reduced store traffic. In addition, the decrease in domestic and international tourism resulting from COVID-19 travel restrictions also had a negative impact on net sales of our retail operations segment. As we began the restructuring of our retail operations segment during the second quarter of the current year, net sales were also negatively impacted by significant promotional activity from liquidation sales. Net sales of our retail operations segment were also negatively affected by the decrease in the number of stores operated by us from 292 at July 31, 2019 to 247 at July 31, 2020. The number of retail stores operated by us and, as a result, the net sales of our retail operations segment will be reduced significantly as a result of the restructuring of our retail operations segment.

Gross profit was $259.1 million, or 36.9% of net sales, for the six months ended July 31, 2020, compared to $467.8 million, or 36.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 36.5% in the six months ended July 31, 2020 compared to 33.8% in the same period last year. The gross profit percentage for our wholesale segment was positively impacted by the reversal of previously anticipated markdown accruals that are no longer necessary due to the reduction in sales to our retail customers. This positive impact was partially offset by the impact of the COVID-19 pandemic resulting in the recognition of certain fixed costs, primarily higher effective royalty rates, over a reduced sales base. The gross profit percentage in our retail operations segment was 34.2% for the six months ended July 31, 2020 compared to 45.8% for the same period last year. The gross profit percentage for our retail segment was negatively impacted by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment.

Selling, general and administrative expenses decreased to $276.7 million in the six months ended July 31, 2020 from $398.3 million in the same period last year. The decrease in expenses was primarily due to a decrease of $92.5 million in personnel costs including salaries, bonus, share-based compensation and other incentives and benefits as a result of employee furloughs and job eliminations, as well as salary reductions implemented by us in response to the impact of the

COVID-19 pandemic on our operations. In addition, there were decreases of $19.7 million in advertising, $3.0 million in rent and facility costs and $9.4 million in third-party warehouse expenses. These decreases were offset, in part, by a $10.4 million increase in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or potential bankruptcy filings. Selling, general and administrative expenses will be further reduced as a result of the restructuring of our retail operations segment. This reduction is expected to be offset, in part, as we bring back furloughed employees in our wholesale operations segment as we respond to the re-opening of the U.S. economy.

Depreciation and amortization was $19.6 million for the six months ended July 31, 2020 compared to $19.3 million in the same period last year. The increase in expense is due to capital expenditures during the last twelve months.

Other loss was $0.1 million in the six months ended July 31, 2020 compared to $1.4 million for the same period last year. This decrease is primarily the result of recording $0.1 million of foreign currency income during the six months ended July 31, 2020 compared to $1.0 million of foreign currency losses during the six months ended July 31, 2019. In addition, we recorded $0.2 million in losses from unconsolidated affiliates during the six months ended July 31, 2020 compared to $0.4 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2020 were $19.6 million compared to $21.1 million for the same period last year. Average borrowings were higher in the six months ended July 31, 2020 than in the same period last year due to our $500 million in borrowings under our revolving credit facility during March 2020 as a precautionary measure to maintain our financial liquidity during the COVID-19 pandemic. Interest rates were lower during the six month ended July 31, 2020 as compared to the same period last year.

Income tax benefit was $20.1 million for the six months ended July 31, 2020 compared to income tax expense of $6.8 million for the same period last year primarily due to our net loss position resulting from the significant decrease in net sales due to the effects of the COVID-19 pandemic. Our effective tax rate increased to 27.0% in the current year’s quarter from 22.7% in last year’s comparable quarter primarily due to a U.S. federal net operating loss carryback to a tax year with a 35% federal tax rate compared to the current federal tax rate of 21% as well as a decrease in excess tax benefits in connection with the vesting of equity awards.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three-month period ended July 31, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Liquidity and Capital Resources

Cash Requirements and Trends and Uncertainties Affecting Liquidity

We rely on our cash flows generated from operations and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The primary cash requirements of our business usually are the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and earnings in the six months of fiscal 2021, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions. We have taken preemptive actions to enhance our ability to meet our short-term liquidity needs including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in discretionary expenses, deferring certain lease payments and deferral of capital projects. In addition, we are closely monitoring our inventory needs and we are working with our suppliers to curtail, or cancel, production of product that we believe will not be able to be sold in season. We have also been working with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital.

As of July 31, 2020, we had cash and cash equivalents of $252.8 million. As of July 31, 2020, we were in compliance with all covenants under our term loan and revolving credit facility.

We cannot be sure that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 outbreak. As a result, the impact of COVID-19 on our future earnings and cash flows could continue to have a material impact on our results of operations and financial condition depending on the duration and scope of the COVID-19 pandemic. We believe we have sufficient cash and available borrowings for our foreseeable liquidity needs.

On August 7, 2020, we refinanced our term loan and revolving credit facility. See “Recent Developments.”

Revolving Credit Facility

We are party to a five-year senior secured credit facility providing for borrowings in the aggregate principal amount of up to $650 million (the “revolving credit facility”).

Amounts available under the revolving credit facility are subject to borrowing base formulas and over advances as specified in the revolving credit facility. Borrowings bear interest, at our option, at LIBOR plus a margin of 1.25% to 1.75% or an alternate base rate (defined as the greatest of   (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus a margin of 0.25% to 0.75%, with the applicable margin determined based on Borrowers’ availability under the revolving credit facility . As of July 31, 2020, interest under the revolving credit facility was being paid at the weighted average rate of 2.06% per annum. The revolving credit facility is secured by specified assets of us and certain of our subsidiaries.

In addition to paying interest on any outstanding borrowings under the revolving credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments. The commitment fee shall accrue at a rate equal to 0.25% per annum on the average daily amount of the available commitment.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, which may not be less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2020, we were in compliance with these covenants.

Term Loan

On December 1, 2016, we borrowed $350 million under a senior secured term loan facility (the “Term Loan”). Additionally, on December 1, 2016, we prepaid $50 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300 million. The Term Loan will mature in December 2022.

Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus an applicable margin of 5.25% or an alternate base rate (defined as the greatest of  (i) the “prime rate” as published by the Wall Street Journal from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 4.25%, per annum, payable in cash. As of July 31, 2020, interest under the Term Loan was being paid at the average rate of 6.45% per annum.

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

The Term Loan contains covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve G-III; acquire other companies; make loans, advances, or guarantees; and make certain investments. As described above, the Term Loan also includes a mandatory prepayment provision with respect to Excess Cash Flow. A first lien leverage covenant requires the Company to maintain a level of debt to EBITDA at a ratio as defined in the term loan agreement. As of July 31, 2020, we were in compliance with these covenants.

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

On February 3, 2020, TRB borrowed €1.7 million under another unsecured loan (the “February 2020 Unsecured Loan”). During the term of the February 2020 Unsecured Loan, TRB is required to make quarterly installment payments of €0.1 million. Interest on the outstanding principal amount of the February 2020 Unsecured Loan accrues at a fixed rate equal to 1.50% per annum, payable quarterly. The February 2020 Unsecured Loan originally matured on March 31, 2025. Due to the COVID-19 pandemic, the bank agreed to amend the February 2020 Unsecured Loan to suspend the June 2020 quarterly installment payment and add this payment to the balance due at the end of the loan term. The February 2020 Unsecured Loan now matures on June 30, 2025.

On June 12, 2020, a subsidiary of TRB borrowed €1.5 million under a French state backed loan provided by UBS Bank (the “June 2020 Unsecured Loan”) as part of a COVID-19 relief program. The June 2020 Unsecured Loan provides for an initial one year term with the option to extend the term by an additional one to five years at the end of the initial term. The June 2020 Unsecured Loan requires no interest or principal payments during the initial term of the agreement.

Overdraft Facilities

During the second quarter of fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2020, TRB had an aggregate €3.1 million drawn across these various facilities.

Outstanding Borrowings

Our primary operating cash requirements usually are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations.

We had no borrowings outstanding under our revolving credit facility at July 31, 2020 and had $160 million of borrowings outstanding at July 31, 2019. We borrowed $500 million in March 2020 as a precautionary measure in connection with disruptions caused by the COVID-19 pandemic and repaid an aggregate of $500 million of those borrowings in May and June 2020. In addition, we had $300 million in borrowings outstanding under the Term Loan at both July 31, 2020 and 2019. Our contingent liability under open letters of credit was approximately $10.4 million and $13.4 million at July 31, 2020 and 2019, respectively. In addition to the amounts outstanding under these two loan agreements, at July 31, 2020 and 2019, we had $125.0 million of face value principal amount outstanding under the LVMH Note. As of July 31, 2020, we also had €5.7 million ($6.4 million) outstanding under the 2019, February 2020 and June 2020 Unsecured Loans and €3.1 million ($3.5 million) outstanding under the Overdraft Facilities.

We had cash and cash equivalents of $252.8 million on July 31, 2020 and $39.6 million on July 31, 2019.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended July 31, 2020. We have 2,949,362 authorized shares remaining under this program. As of September 4, 2020, we had 48,358,688 shares of common stock outstanding.

Cash from Operating Activities

We generated $59.8 million of cash from operating activities during six months ended July 31, 2020, primarily due to decreases of $253.6 million in accounts receivable, $25.1 million in prepaid expenses and other current assets and non-cash charges relating primarily to operating lease costs of $44.7 million, asset impairment charges of $20 million and depreciation and amortization of $19.6 million. These items were offset, in part, by our net loss of $54.3 million, and decreases of $118 million in customer refund liabilities, $55.9 million in accounts payable, accrued expenses and other liabilities, and $37.8 million in operating lease liabilities. In addition, we had a non-cash charge of $16.4 million in deferred income taxes.

Inventory normally increases for the build-up of inventory for the fall shipping season. Due to the COVID-19 pandemic, inventory purchasing was at a lower volume than in prior years. As a result, accounts payable decreased due to the lower volume of inventory purchases resulting from the COVID-19 pandemic. Our accounts receivable and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters. The COVID-19 pandemic exacerbated these trends in the second quarter.

Cash from Investing Activities

We used $13.1 million of cash in investing activities during six months ended July 31, 2020 for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores prior to the onset of the COVID-19 pandemic. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

Cash from Financing Activities

Net cash provided by financing activities was $6.9 million during six months ended July 31, 2020 primarily as a result of the proceeds of $7.1 million in borrowings under our unsecured loans and overdraft facilities during the first and second quarters of fiscal 2021.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2020 are those that depend most heavily on these judgments and estimates. As of July 31, 2020, there have been no material changes to our critical accounting policies, other than the adoption ASU 2016-13 as discussed in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, the following risk factors should be carefully considered in evaluating our business. The following risk factors serve as an update to and supersede the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020 and in “Item 1A.-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, and also include additional risk factors related to the refinancing of our term loan and revolving credit facility that occurred in early August 2020. These risk factors could materially affect our business, financial condition and/or future results. The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Risks Related to the COVID-19 Pandemic

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

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

●	the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
●	“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, brick-and-mortar retailers, including stores operated by us, as a result of store closures or reduced operating hours and decreased retail traffic;
●	difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to operate our business
●	a prolonged disruption of our business may impact our ability to satisfy the terms of our Amended ABL Facility, including the covenants contained in that agreement, which could constitute an event of default under the terms we expect under the Amended ABL Facility, which may result in an acceleration of payment under that agreement;
●	our success in attempting to reduce operating costs and conserve cash;
●	our inability to obtain rent and other relief from our landlords with respect to closed retail stores, which may involve litigation or other disruptions;
●	the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
●	a more promotional retail environment or our ability to move existing inventory, which may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write-down the value of inventory, and increase the costs and expenses of updating and replacing inventory, negatively impacting our margins;
●	the risk that even after the pandemic has initially subsided, social distancing measures and general consumer behaviors due to the COVID-19 pandemic may continue to impact mall and store traffic and the fear of COVID-19 re-occurrence could cause customers to avoid public places, such as malls and outlets, where the retail stores of our wholesale customers and our stores are located;
●	the increase in the number of personnel working offsite may make our business more vulnerable to cybersecurity breach attempts, and, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity; and
●	we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

COVID-19 has had and is continuing to have a material adverse impact on our business, operating results and financial condition. The COVID-19 outbreak has impacted our worldwide sourcing operations in China and elsewhere. There is hardly anywhere in the world that is not being impacted by the effects of COVID-19. Travel within and between many countries has been restricted. The length of these travel restrictions is not certain at this time. Travel restrictions may impact our suppliers’ ability to obtain necessary materials and inhibit travel by our employees and our suppliers’ employees. As a result of any travel restrictions, potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced for us in China and other countries adversely impacted by the COVID-19 outbreak, or threat or perceived threat of such outbreak, we may be unable to obtain adequate inventory from these regions, which could adversely affect our business, results of operations and financial condition. Potential financial impacts associated with the outbreak include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales, and potential incremental costs associated with mitigating the effects of the outbreak. In addition, we could be required to record increased excess and obsolete inventory reserves due to decreased sales or noncash impairment charges related to our intangible assets or goodwill due to reduced market values and cash flow. As our suppliers open their factories for production, we will need to balance the production orders given to these factories against the demand for our products in the United States.

Restrictions on travel and group gatherings, the closing of restaurants, sports leagues and all forms of communal entertainment and the fear of contracting COVID-19 has materially adversely affected store traffic and retail sales. Many retail store chains and shopping malls closed their store operations beginning in March 2020 and have only recently begun to reopen on a limited basis. Certain states and cities reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and phased reopenings. While some of these restrictions have since expired, others have recently been reinstated in certain states or cities which saw a new spike in COVID-19 cases.  Such restrictions could continue to be reinstated in the same or other areas as COVID-19 cases increase which could result in additional retail store restrictions or closures.  The restrictions imposed as a result of the COVID-19 outbreak and the closing of retail stores in connection with the outbreak are causing a significant adverse effect on the economy in the United States and around the world. If the retail economy continues to weaken and/or consumers continue to reduce purchases in the near or long-term as a result of the negative effects of on the U.S. and worldwide economies caused by COVID-19, retailers may need to further reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the COVID-19 outbreak and the governmental restrictions imposed in the United States and around the world as a result thereof would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition. If economic conditions caused by the COVID-19 outbreak worsen and our earnings and operating cash flows do not begin to recover, this could impact our ability to maintain compliance with our debt covenants and Amended ABL Facility. If we are not able to obtain such modifications on acceptable terms, this would lead to an event of default and, if not cured timely, our lenders could require us to repay our outstanding debt. In that situation, we may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay lenders.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain the outbreak or to treat its impact makes it difficult to forecast its effects on our fiscal 2021 results. Our results of operations for the first and second quarters of fiscal 2021 reflected some of the impacts of the COVID-19 pandemic and we expect that the balance of fiscal 2021 will likely reflect further impacts. It is difficult, if not impossible, at this time to predict the magnitude of the effect of the COVID-19 outbreak on our business and results of operations. However, we expect our results for fiscal 2021 to be materially adversely affected compared to fiscal 2020 as a result of the impact of COVID-19.

Risk Factors Relating to Our Wholesale Operations

The failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2020, net sales of licensed product accounted for 59.4% of our net sales compared to 57.4% of our net sales in fiscal 2019 and 58.6% of our net sales in fiscal 2018.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval from the licensor as to all design and other elements of each product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of the material requirements of a license agreement or receive approval with respect to a restricted transaction, a licensor will usually have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal option, there are usually minimum net sales and other conditions that must be met in order to be able to renew. If a license does not contain a renewal option, and we desire to renew the license, we must negotiate renewal terms with the licensor. However, even if we comply with all of the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our material license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors.

We strive to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies and designers. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution.  In addition to granting us a license to produce and sell products, our licensors typically produce and sell their own products and may also grant licenses to third parties to produce and sell products.  If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability.  Further, we are unable to control the quality of the products produced by our licensors and their other licensees.  If they do not maintain the quality of their goods, the brand image may be adversely affected, which could also affect our sales and profitability.  In addition, as licensed products may be personally associated with designers, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

Any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.

As of January 31, 2020, we have ten different license agreements relating to a variety of products sold under the Calvin Klein brand that is owned by PVH. We have three different license agreements for products sold under the Tommy Hilfiger brand, which is also owned by PVH. Net sales of these two brands owned by PVH constituted approximately 50% of our net sales in fiscal 2020 and approximately 46% of our net sales in fiscal 2019. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our business and the success of our products could be harmed if we are unable to maintain or enhance the images of our proprietary brands.

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. The ownership of the DKNY and Donna Karan brands expanded our portfolio of proprietary brands that also includes G.H. Bass, Vilebrequin and Andrew Marc, among others. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of the Company or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

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

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 72.4% of our net sales in fiscal 2020, 69.7% of our net sales in fiscal 2019 and 63.2% of our net sales in fiscal 2018, with the Macy’s Inc. group accounting for approximately 26.3% of our net sales in fiscal 2020, 24.8% of our net sales in fiscal 2019 and 22.2% of our net sales in fiscal 2018. In addition, TJX Companies accounted for approximately 13.2% of our net sales in fiscal 2020 and 12.4% of our net sales in fiscal 2019. We expect that these customers will continue to provide a significant percentage of our sales as they are important customers of our products. Macy’s has announced that it intends to close approximately 125 stores over the next three years. According to Macy’s these closures represent approximately 25% of its locations and approximately 6% of its annual revenues. Reductions in store count by Macy’s or other large retailers could adversely affect our sales.

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

In June 2020, we announced a restructuring of our retail operations segment, including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, we will close our Calvin Klein Performance stores. We have hired Hilco Global to assist in the liquidation of these stores. After completion of the restructuring, our retail operations segment will initially consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld store operations.

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

As indicated, part of our restructuring plan includes the liquidation of our retail inventory. The ability to liquidate our retail inventory is currently limited by COVID-19 restrictions on retail businesses. Even as these restrictions continue to be loosened, our ability to liquidate retail inventory will still be adversely affected by the reduction in the disposable income of consumers, the reduced desire and ability of consumers to spend on apparel and accessories and the general turbulent environment caused by the COVID-19 pandemic and its after effects. In addition, we will face significant competition in the marketplace as retailers are opening their stores and are expected to reduce prices significantly in order to sell their excess inventory resulting from store closures and other COVID-19 related restrictions that were put in place in mid-March and have only recently begun to be modified. All of these factors may result in the reduction in the net proceeds we receive from the liquidation of our inventory and in the increase in the time period we need to close our stores, both of which would have an adverse effect on our financial condition and results of operation.

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

In addition, the announced restructuring involves numerous risks including, but not limited to:

●	the inability to bring back from furlough, hire or retain qualified personnel necessary for the orderly liquidation of inventory and closing of retail stores;
●	attrition beyond any planned reduction in workforce and/or a decrease in employee morale;
●	higher than anticipated write-offs of assets or lease termination, store closing and severance costs;
●	potential disruption of the operations of the rest of our businesses and diversion of management’s attention away from our other businesses and operations;
●	exposure to unknown, contingent or other liabilities, including litigation arising in connection with the restructuring;
●	a negative impact on our business relationships or reputation including, but not limited to, potential relationships with customers, suppliers, vendors, lessors, licensors, licensees and employees; and
●	unintended negative consequences from changes to our business.

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

Our ongoing retail operations after completion of the restructuring may continue to incur losses if the significant revisions to our retail operations that we plan to implement do not significantly improve our results of operations.

Our retail operations segment reported an operating loss of $83.8 million in the six months ended July 31, 2020, $74.6 million in fiscal 2020 and $49.0 million in fiscal 2019. After completion of the restructuring, this segment may continue to report operating losses for at least the next two to three years. Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business.  Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.  We expect to reduce corporate headcount, reduce administrative costs by leveraging functions such as IT, human resources and finance through the use of parent company personnel and reduce the impact of the cost of the warehouse used to support retail operations by also using that warehouse to support our wholesale businesses.  We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of attaining profitability in our retail operations segment. If we are not successful in implementing and managing our plans with respect to operating our retail business after completion of the restructuring, we may not be able to achieve operating enhancements, sales growth and/or cost reductions, which could adversely impact our business, results of operations and financial condition.

Restructuring of our retail operations resulted in our incurring charges for impairment of retail assets. We have recorded asset impairments in the past and may be required in the future to record impairments of fixed assets or right-of-use assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our assets related to the operation of our retail stores requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements, operating lease assets, right-of-use assets or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. We recorded impairments related to our retail operations of $16.9 million, net of gain on lease modifications, in the six months ended July 31, 2020, $19.8 million, net of gain on lease modifications, in fiscal 2020, $2.8 million in fiscal 2019 and $6.5 million in fiscal 2018. We may be required to record additional impairments or other charges relating to restructuring our retail operations. The recording of additional impairments or other charges in the future may have a material adverse impact on our business, financial condition and/or future results.

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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2020, our outlet stores continued to experience a reduction in consumer traffic, which adversely affected the results of our retail operations segment. Beginning in fiscal 2021, traffic at all retail stores has been significantly adversely affected by the COVID-19 outbreak. Although stores have begun to re-open, we cannot predict if stores will be forced to close again, how long store closures would be as a result of additional outbreaks, whether additional outbreaks will affect purchases by consumers at retail stores or how large an effect the outbreak will have on retail sales volume.

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

The retail industry is intensely competitive. We compete against a diverse group of retailers, including, among others, other outlet stores, department stores, specialty stores, warehouse clubs and online retailers. We also compete in particular markets with a number of retailers that specialize in the products that we sell. A number of different competitive factors could have a material adverse effect on our retail business, results of operations and financial condition including:

●	increased operational efficiencies of competitors;
●	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;
●	expansion of product offerings by existing competitors;
●	entry by new competitors into markets in which we operate retail stores;

●	adoption by existing competitors of innovative retail sales methods; and
●	increased consumer preference for online apparel purchases and innovations by online retailers such as Amazon.

We may not be able to continue to compete successfully with our existing or new competitors, or be assured that prolonged periods of deep discount pricing by our competitors will not have a material adverse effect on our business.

Our digital business faces distinct risks, and our failure to successfully manage this business could have a negative impact on our profitability.

We are investing in our digital business and seeking to increase the amount of business derived from our digital operations. The successful operation and expansion of our digital business, as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits, depends on operating an appealing digital platform and providing an efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our digital business include:

●	the failure of the computer systems, including those of third-party vendors, that operate our digital sites including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
●	disruptions in the Internet or telecom service or power outages;
●	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;
●	rapid technology changes;
●	the failure to deliver products to customers on-time or to satisfy customers’ expectations;
●	credit or debit card fraud and other payment processing issues;
●	natural disasters or adverse weather conditions;
●	changes in applicable federal, state and international regulations;
●	liability for online content; and
●	cybersecurity and consumer privacy concerns and regulations.

Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations.

Laws on privacy continue to evolve, and place further limits on how we collect or use customer information could adversely affect our business.

We collect, store and process customer information primarily for marketing purposes and to improve the services we provide. There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the European Union General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union (“EU”) and European Economic Area (“EEA”). Under GDPR, fines of up to 20 million Euros or 4% of a company’s annual global revenues, whichever is greater, can be imposed for violations. In addition, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020, and limits how we may collect, use, and process personal data of California residents.  To comply with the CCPA, we made certain changes to our data processing practices and policies but it may require that we further modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or significant legal liability. Although we make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of non-compliance. If we fail to comply with these laws and regulations, we may additionally be subject to claims, or other obligations, as well as financial and reputational damage, which could impact our business, financial condition and results of operations. Any limitations imposed on the use of such customer information by federal, state, local or foreign governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity, or in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. To the extent our, or our business partners’, security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, fines, penalties or other obligations, which could expose us to liability and cause damage to our reputation, brand and results of operations.

We are subject to rules relating to the processing of credit card payments. Failure to comply with these rules could result in an ability to process payments which would adversely affect our retail business.

Because we process and transmit payment card information, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. We are required by Card Rules to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in Card Rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract the management team of our retail business and require it to undertake disruptive, costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach, which may materially affect our reputation and our ability to conduct our business. Further, changes in technology and processing procedures may result in changes to the Card Rules. Such changes may require us to make significant investments in operating systems and technology that may impact our business. Failure to keep up with changes in technology could result in the loss of business. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.

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

Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy. If acquisitions disrupt our operations, our business may suffer.

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

We own 49% in each of two joint ventures, one that licenses to G-III the right to produce and sell Karl Lagerfeld Paris products in the United States, Mexico and Canada and one that licenses the right to produce and sell DKNY and Donna Karan products in China. Effective October 1, 2020, we will own 75% of the joint venture that licenses DKNY and Donna Karan products in China. We may enter into additional joint ventures in the future. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

We may need additional financing to continue to grow.

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our ABL Credit Agreement which extends to August 2025 and replaced our revolving credit facility. Our growth is dependent on our ability to continue to be able to extend and, if necessary, increase our line of credit. We also recently issued Senior Secured Notes that replaced our term loan. While we were recently able to refinance our debt, we cannot be sure we will be able to continue to secure alternative financing on satisfactory terms or at all. The loss of the use of our credit facility or the inability to replace this facility or the Senior Secured Notes when each expires would materially impair our ability to operate our business.

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2020, 61% of our net sales in fiscal 2019 and 62% of our net sales in fiscal 2018. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

Extreme or unseasonable weather conditions could adversely affect our business.

Extreme weather events and changes in weather patterns can influence customer trends and shopping habits. Extended periods of unseasonably warm temperatures during the fall and winter seasons, or cool weather during the summer season, may diminish demand for our seasonal merchandise. Heavy snowfall, hurricanes or other severe weather events in the areas in which our retail stores and the retail stores of our wholesale customers are located may decrease customer traffic in those stores and reduce our sales and profitability. If severe weather events were to force closure of or disrupt operations at the distribution centers we use for our merchandise, we could incur higher costs and experience longer lead times to distribute our products to our retail stores, wholesale customers or digital channel customers. If prolonged, such extreme or unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

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

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet the demands of our wholesale and retail customers without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot be certain that we will continue to be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations and net income may be negatively affected.

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

If we inadequately protect, maintain and enforce our trademark and other intellectual property rights, or infringe the intellectual property rights of third parties, our business could be harmed.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot be sure that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to protect our rights, or that any of our intellectual property will not be challenged or held invalid or unenforceable, and we may not be able to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Our failure to protect our trademarks could diminish the value of our brands, and could cause customer or consumer confusion, which could, in turn, adversely affect the validity of our trademarks and our business, results of operations and financial condition.

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Vilebrequin, Andrew Marc, G.H. Bass and Wilsons Leather businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Counterfeit products may reduce our net sales and may also damage our brands due to their lower quality. If we are unable to protect, maintain or enforce our intellectual property rights against third parties, our business, financial condition and results of operations may be materially adversely affected.

Furthermore, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise conflict with the intellectual property rights of others, and our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. Any action to prosecute, enforce or defend any intellectual property claim, regardless of merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If we are found to have infringed, misappropriated or otherwise violated rights of third parties, we could be required to pay substantial damages, obtain licenses, cease the manufacture, use or sale of certain intellectual property, or cease making or selling certain products. There can be no assurance that licenses will be available on commercially reasonable terms, if at all. If we are unsuccessful in protecting and enforcing our intellectual property rights, our brands, business, financial condition and results of operations may be materially adversely affected.

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

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan and Vilebrequin businesses. The strength of the economy in Europe is uncertain and has been significantly affected by the impacts of the COVID-19 outbreak. There is some concern that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan and Vilebrequin businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

●	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
●	local product preferences and product requirements;
●	more stringent regulation relating to privacy and data protection, including with respect to the collection, use and processing of personal information, particularly in Europe;
●	more stringent regulation relating to privacy and data access to, or use of, commercial or personal information, particularly in Europe;
●	less rigorous protection of intellectual property;
●	compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;
●	unexpected changes in regulatory requirements; and
●	new tariffs or other barriers in international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

●	political instability and terrorist attacks;
●	changes in diplomatic and trade relationships; and
●	general and economic fluctuations in specific countries or markets.

Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our international business in the future or may require us to exit a particular market or significantly modify our current business practices.

The recently adopted national security law in Hong Kong may result in disruptions to our business operations in Hong Kong and additional tariffs and trade restrictions.

On June 30, 2020, a new security law was put into effect that would change the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis.  The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong to the United States. Further, the U.S. may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions could have an adverse impact on our results of operations.

Tariffs that have been, and might be, imposed by the United States government or a resulting trade war could have a material adverse effect on our results of operations.

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

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2019, approximately 61.5% of the products that we sold were manufactured in China. For fiscal 2020, approximately 49.5% of the products that we sold were manufactured in China.

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

We secured a bond to guarantee payment in the amount of CAD $26.9 million ($20.9 million) in March 2018, representing customs duty and interest that is claimed to be owed by us through December 31, 2017. In March 2018, we amended the duties filed for the month of January 2018 in accordance with the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, we began paying duties in Canada on imported goods based on the price paid or payable by the Canadian retail customers. Duties paid on the higher dutiable value through May 31, 2019 were not charged as an expense in our statement of operations, but were recorded as a deferred expense until the appeal process is concluded. Effective June 1, 2019, we commenced paying based on the dutiable value of our imports in Canada based on pre-audit levels.

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

We rely heavily on information systems to manage operations, including a full range of financial, sourcing, retail and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems is critical. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which may have a material adverse effect on our business, financial condition and results of operations to suffer. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, cyber-attacks, computer viruses, ransomware, power outages, fire, natural disasters, systems failures and other technical malfunctions. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity and availability of the data stored on those systems. If our information technology systems suffer severe damage, disruption or shutdown, by unintentional or malicious actions of employees and contractors or by cyber-attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, increased overhead costs, excess inventory, product shortages and a loss of important information, causing our business, financial condition and results of operations to be adversely affected. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on the operation of our business. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.  In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

While we devote significant resources to network security, backup and disaster recovery, enhanced training and other security measures to protect our systems and data, security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every breach or disruption on a timely basis. In addition, due to the constantly evolving nature of security threats, we cannot predict the form and impact of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

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

Our collection, use and processing of personally identifiable data is regulated at the international, federal and state levels. We must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted regulations that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain additional rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of GDPR could result in significant penalties. The regulatory environment surrounding information security and privacy is increasingly demanding. California adopted a new regulation called the California Consumer Privacy Act (“CCPA”) that went into effect January 1, 2020, with enforcement beginning on July 1, 2020. CCPA provides broad rights to California consumers with respect to the collection and use of their information by businesses. It also creates a new and potentially severe statutory framework for violations. The California law could lead to similar laws in other U.S. states or at a national level.

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

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, footwear and accessories, including digital websites, distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by a number of competitive factors including style, price, quality, brand recognition and reputation, product appeal and general fashion trends.

If major department, mass merchant and specialty store chains consolidate, continue to close stores or cease to do business, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Our largest customer, Macy’s, has announced that it intends to close approximately 125 stores over the next three years. In addition, Lord & Taylor, which had filed for bankruptcy, has announced that it is liquidating its business and closing all stores, JC Penney has filed for bankruptcy and Kohl’s, as well as other store chains, have announced their intention to close stores. Bon-Ton Stores, a customer of ours for many years, filed for bankruptcy in 2018 and closed all of its stores. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

The continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, such as the COVID-19 pandemic, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. In addition, these types of events could result in increases in energy prices or a fuel shortage, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

Other Risks Related to the Ownership of Our Common Stock or Other Securities

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

Between February 1, 2017 and September 4, 2020, the market price of our common stock has ranged from a low of $2.96 to a high of $51.20 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

From time to time, we have publicly disclosed financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Quarterly Report or in our Annual Report on Form 10-K. If our actual financial results are worse than our financial forecasts or forecasts provided by outside investment analysts, or others, the price of our common stock may decline. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price. Similar to many other companies in our industry, we have not provided financial forecasts for the full fiscal 2021 year or for the first three quarters of fiscal 2021 due to uncertainty surrounding the financial impact of COVID-19 on our business. We have decided to continue not providing financial forecasts at this time and we do not have any responsibility to do so going forward or to update any of our forward-looking statements at such times or otherwise. We cannot predict if or when we will resume providing financial forecasts.

If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.

As of January 31, 2020, we had goodwill, trademarks and other intangibles in an aggregate amount of $737.6 million, or approximately 29% of our total assets and approximately 57% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKI. Under GAAP, we review our goodwill and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively the market price of our securities.

Similar to many companies in our industry, our market capitalization has been negatively impacted recently as stock prices have dropped dramatically. The uncertainty caused by the COVID-19 outbreak has made it impracticable to forecast our business with any certainty for the balance of the fiscal year. As a result, we will likely have to evaluate the value of our intangibles with indefinite lives, including trademarks, goodwill and other long-lived assets, which could result in impairments to such assets in fiscal 2021.

We are subject to significant corporate regulation as a public company and failure to comply with applicable regulations could subject us to liability or negatively affect the market price of our securities, including the notes offered hereby.

As a publicly traded company, we are subject to a significant body of regulation, including the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Select Market, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our 2020 Annual Report or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. Discovery and disclosure of a material weakness in our internal control over financial reporting could have a  material impact on our financial statements and could cause the market price of our securities, including the notes, to decline.

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

The increased focus by stakeholders on corporate responsibility issues, including those associated with environmental, social and governance issues, could negatively affect our business and operations.

Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and pricing of raw materials.  There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters associated with environmental, social and governance issues. Although we have announced our corporate responsibility strategy and increased focus on these issues, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in our Company and brands, and negatively impact our operations.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have issued $400 million of Senior Secured Notes and are party to the ABL Credit Agreement that provides for borrowings of up to $650 million, subject to borrowing base availability. In addition, we also incurred $125.0 million of debt pursuant to the LVMH Note that constituted a portion of the purchase price for the acquisition of DKI.

Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.

For example, it could:

●	make it more difficult for us to satisfy our obligations under the Senior Secured Notes and the ABL Credit Agreement;
●	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry;
●	place us at a disadvantage compared to competitors that may have proportionately less debt;
●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
●	increase our cost of borrowing.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the ABL Credit Agreement and the indenture that governs the Senior Secured Notes contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

The covenants under any future debt instruments could also allow us to incur a significant amount of additional indebtedness. In addition to any amounts that might be available to us for borrowing under the ABL Credit Agreement, subject to certain conditions, we will have the right to request an increase of aggregate commitments under the ABL Credit Agreement by an aggregate amount of up to $100.0 million by obtaining additional commitments either from one or more of the lenders under the ABL Credit Agreement or other lending institutions.  The more leveraged we become, the more we will be exposed to certain risks described above under “—We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.”

The ABL Credit Agreement and the indenture that governs the Senior Secured Notes impose significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long term interests and may limit our ability to make payments under the Notes or the ABL Credit Agreement or satisfy our other obligations.

The ABL Credit Agreement and the indenture that governs the Senior Secured Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

●	incur, assume or permit to exist additional indebtedness (including guarantees thereof);
●	pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;
●	prepay, redeem or repurchase certain debt;
●	issue certain preferred stock or similar equity securities;
●	incur liens on assets;
●	make certain loans, investments or other restricted payments;
●	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
●	engage in transactions with affiliates;
●	alter the business that we conduct; and
●	sell certain assets or merge or consolidate with or into other companies.

As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

A breach of the covenants under the indenture or the ABL Credit Agreement could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the ABL Credit Agreement would permit the lenders thereunder to terminate all commitments to extend further credit under that Agreement. Furthermore, if we were unable to repay the amounts due and payable under the ABL Credit Agreement, those lenders could proceed against the collateral securing such indebtedness. In the event our lenders or holders of the Senior Secured Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our revolving credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our ABL Credit Agreement, interest rate fluctuations and the adverse impact of the COVID-19 outbreak on the U.S. and world-wide economies and on our business. Interest rates increased in fiscal 2018 and 2019, but decreased in fiscal 2020. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. Even if the general level of interest rates does not increase, we expect to incur more interest and other charges as a result of the higher interest rates and fees to be paid in connection with the Senior Secured Notes and ABL Credit Agreement compared to the interest rates and fees that were paid in connection with the term loan and revolving credit facility. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of July 31, 2020, we were in compliance with the financial covenants in our revolving credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness, including under the Senior Secured Notes or the ABL Credit Agreement, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including under the Senior Secured Notes or the ABL Credit Agreement.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the ABL Credit Agreement and the indenture that will govern the Senior Secured Notes will limit the use of the proceeds from any disposition of our assets. As a result, the ABL Credit

Agreement and the indenture may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

The borrowings under the ABL Credit Agreement will be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans were fully drawn under the ABL Credit Agreement, each one percentage point change in interest rates would result in a $6.5 million change in annual cash interest expense under the ABL Credit Agreement.

Financing extended to us under the ABL Credit Agreement is made at variable rates that use LIBOR or an alternate base rate (as determined by that Agreement) as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. The financial authority that regulates LIBOR has announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit to us. Changes in market interest rates may influence our financing costs and could reduce our earnings and cash flows.

We may not be able to repurchase the Senior Secured Notes upon a change of control or pursuant to an asset sale offer.

Upon the occurrence of a change of control, as defined in the indenture that governs the Senior Secured Notes, the holders of the Notes will have the right to require us to offer to purchase all of the Notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. In addition, our future indebtedness may require that such indebtedness be similarly repurchased upon a change of control. In order to obtain sufficient funds to pay the purchase price of the outstanding Notes, we expect that we would have to refinance the Notes. We may not be able to refinance the Notes on reasonable terms, if at all. Our failure to offer to purchase all outstanding Notes or to purchase all validly tendered Notes would be an event of default under the indenture. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions on repayment requirements with respect to specified events or transactions that constitute a change of control under the indenture.

In addition, in certain circumstances specified in the indenture, we will be required to commence an asset sale offer, as defined in the indenture, pursuant to which we will be obligated to purchase certain Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest with the proceeds we receive from certain asset sales. Our other debt may contain restrictions that would limit or prohibit us from completing any such asset sale offer. In particular, the ABL Credit Agreement contains provisions that require us, upon the sale of certain assets, to apply all of the proceeds from such asset sale to the prepayment of amounts due under that Agreement. The mandatory prepayment obligations under the ABL Credit Agreement will be effectively senior to our obligations to make an asset sale offer with respect to the Notes under the terms of the indenture.

Our credit rating and ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms. Our credit ratings may not reflect all risks associated with the Senior Secured Notes or our other indebtedness.

Our access to the debt markets and the terms of such access depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. These ratings are based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations. In addition, downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely have an adverse effect on the market price of our Common Stock and Senior Secured Notes.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2020. Included in this table are shares withheld during July 2020 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2020	—	$—	—	2,949,362
June 1 - June 30, 2020	—	—	—	2,949,362
July 1 - July 31, 2020	1,041	10.89	—	2,949,362
	1,041	$10.89	—	2,949,362

(1)

Included in this table are 1,041 shares withheld during July 2020 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 9, 2020	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 9, 2020	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer