Form 10-Q
period 2020-10-31
G III APPAREL GROUP LTD /DE/
filed 2020-12-10
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of December 4, 2020, there were 48,358,688 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$149,745	$55,801	$197,372
Accounts receivable, net of allowance for doubtful accounts of $15.5 million, $0.9 million and $0.7 million, respectively	720,975	899,029	530,137
Inventories	461,769	650,633	551,918
Prepaid income taxes	2,043	2,942	8,566
Prepaid expenses and other current assets	37,274	77,328	80,695
Total current assets	1,371,806	1,685,733	1,368,688
Investments in unconsolidated affiliates	62,177	62,231	61,987
Property and equipment, net	60,973	90,830	76,023
Operating lease assets	181,187	293,819	270,032
Other assets, net	36,722	34,389	32,629
Other intangibles, net	35,669	39,297	38,363
Deferred income tax assets, net	18,136	25,135	18,135
Trademarks	441,062	437,247	438,658
Goodwill	261,684	259,926	260,622
Total assets	$2,469,416	$2,928,607	$2,565,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,083	$655	$673
Accounts payable	157,654	215,217	204,786
Accrued expenses	125,675	137,402	101,838
Customer refund liabilities	120,395	260,040	233,418
Current operating lease liabilities	65,554	66,850	63,166
Income tax payable	8,702	32,029	8,468
Other current liabilities	21	1,056	1,611
Total current liabilities	482,084	713,249	613,960
Notes payable, net of discount and unamortized issuance costs	504,328	674,741	396,794
Deferred income tax liabilities, net	8,313	14,300	7,952
Noncurrent operating lease liabilities	157,983	260,010	249,040
Other noncurrent liabilities	6,441	6,005	6,719
Total liabilities	1,159,149	1,668,305	1,274,465

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,395 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	446,662	457,278	452,142
Accumulated other comprehensive loss	(11,194)	(23,060)	(18,008)
Retained earnings	902,041	867,850	893,138
Common stock held in treasury, at cost - 1,037, 1,570 and 1,386 shares, respectively	(27,506)	(42,030)	(36,864)
Total stockholders' equity	1,310,267	1,260,302	1,290,672
Total liabilities and stockholders' equity	$2,469,416	$2,928,607	$2,565,137

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$826,561	$1,128,403	$1,528,904	$2,405,847
Cost of goods sold	528,806	729,384	972,055	1,538,995
Gross profit	297,755	399,019	556,849	866,852
Selling, general and administrative expenses	177,625	246,580	454,347	644,887
Depreciation and amortization	10,187	9,701	29,745	28,963
Asset impairments, net of loss (gain) on lease modifications	(117)	(124)	17,372	(2,346)
Operating profit	110,060	142,862	55,385	195,348
Other income (loss)	225	677	112	(722)
Interest and financing charges, net	(18,681)	(12,518)	(38,237)	(33,623)
Income before income taxes	91,604	131,021	17,260	161,003
Income tax expense	28,430	35,634	8,357	42,454
Net income	$63,174	$95,387	$8,903	$118,549

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.31	$2.00	$0.18	$2.45
Weighted average number of shares outstanding	48,359	47,768	48,201	48,333

Diluted:
Net income per common share	$1.29	$1.97	$0.18	$2.42
Weighted average number of shares outstanding	48,809	48,356	48,589	49,056

Net income	$63,174	$95,387	$8,903	$118,549
Other comprehensive income:
Foreign currency translation adjustments	7,066	(6,212)	6,814	(7,866)
Other comprehensive income (loss)	7,066	(6,212)	6,814	(7,866)
Comprehensive income	$70,240	$89,175	$15,717	$110,683

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749
Share-based compensation expense	—	2,278	—	—	—	2,278
Other comprehensive income, net	—	—	7,066	—	—	7,066
Net income	—	—	—	63,174	—	63,174
Balance as of October 31, 2020	$264	$446,662	$(11,194)	$902,041	$(27,506)	$1,310,267

Balance as of July 31, 2019	$264	$456,195	$(16,848)	$772,463	$(44,254)	$1,167,820
Equity awards exercised/vested, net	—	(2,224)	—	—	2,224	—
Share-based compensation expense	—	4,308	—	—	—	4,308
Taxes paid for net share settlements	—	(1,001)	—	—	—	(1,001)
Other comprehensive income, net	—	—	(6,212)	—	—	(6,212)
Net income	—	—	—	95,387	—	95,387
Balance as of October 31, 2019	$264	$457,278	$(23,060)	$867,850	$(42,030)	$1,260,302

Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(9,178)	—	—	9,358	180
Share-based compensation expense	—	4,015	—	—	—	4,015
Taxes paid for net share settlements	—	(317)	—	—	—	(317)
Other comprehensive income, net	—	—	6,814	—	—	6,814
Net income	—	—	—	8,903	—	8,903
Balance as of October 31, 2020	$264	$446,662	$(11,194)	$902,041	$(27,506)	$1,310,267

Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(12,124)	—	—	12,240	116
Share-based compensation expense	—	13,657	—	—	—	13,657
Taxes paid for net share settlements	—	(8,367)	—	—	—	(8,367)
Other comprehensive loss, net	—	—	(7,866)	—	—	(7,866)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	118,549	—	118,549
Balance as of October 31, 2019	$264	$457,278	$(23,060)	$867,850	$(42,030)	$1,260,302

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2020	2019

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$8,903	$118,549
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,745	28,963
Loss on disposal of fixed assets	474	1,343
Non-cash operating lease costs	59,643	55,048
Gain on lease modifications	(2,539)	(2,346)
Asset impairments	19,911	—
Dividend received from unconsolidated affiliate	2,695	1,960
Equity gain in unconsolidated affiliates	(340)	(2,248)
Share-based compensation	4,015	13,657
Deferred financing charges and debt discount amortization	7,712	6,586
Extinguishment of deferred financing costs	6,503	—
Deferred income taxes	2	—
Changes in operating assets and liabilities:
Accounts receivable, net	(190,838)	(396,895)
Inventories	90,148	(74,250)
Income taxes, net	6,587	28,614
Prepaid expenses and other current assets	42,704	19,278
Other assets, net	(342)	(382)
Customer refund liabilities	(113,023)	16,450
Operating lease liabilities	(61,822)	(61,063)
Accounts payable, accrued expenses and other liabilities	(37,709)	26,567
Net cash used in operating activities	(127,571)	(220,169)

Cash flows from investing activities
Operating lease assets initial direct costs	(4,041)	(2,014)
Capital expenditures	(12,392)	(31,903)
Net cash used in investing activities	(16,433)	(33,917)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(878,083)	(1,536,448)
Proceeds from borrowings - revolving facility	878,083	1,816,328
Repayment of borrowings - unsecured term loan	(300,262)	(338)
Proceeds from borrowings - unsecured term loan	7,103	3,380
Proceeds from borrowings - senior secured notes	400,000	—
Payment of financing costs	(13,276)	—
Proceeds from exercise of equity awards	180	116
Purchase of treasury shares	—	(35,216)
Taxes paid for net share settlements	(317)	(8,367)
Net cash provided by financing activities	93,428	239,455

Foreign currency translation adjustments	2,949	294
Net decrease in cash and cash equivalents	(47,627)	(14,337)
Cash and cash equivalents at beginning of period	197,372	70,138
Cash and cash equivalents at end of period	$149,745	$55,801

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$14,864	$25,822
Income tax payments, net	$1,628	$13,975

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. KL North America B.V. (“KLNA”) and Fabco Holding B.V. (“Fabco”) are Dutch joint venture limited liability companies, each of which is 49% owned by the Company. See Note 16 – Subsequent Events with respect to an increase in the ownership of Fabco by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2020. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three and nine-month periods ended October 31, 2020 and 2019 were each 13-week and 39-week periods, respectively, for the retail operations segment. For fiscal 2021 and 2020, the three and nine-month periods for the retail operations segment ended on October 31, 2020 and November 2, 2019, respectively.

The results for the three and nine months ended October 31, 2020 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the significant effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

Accounting Policies

On April 10, 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 outbreak. Consequently, for lease concessions related to the effects of the COVID-19 outbreak, an entity will not have to analyze each lease to determine whether the enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the outbreak (e.g., deferrals of lease payments, lease payment forgiveness, cash payments made to the lessee or reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to not apply the lease modification guidance for contracts with COVID-19 related rent concessions. As of October 31, 2020, the Company has $11.0 million of deferred lease payments recorded within accounts payable on its condensed consolidated balance sheets.

Liquidity and Impact of COVID-19

The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are the seasonal buildup in inventory, compensation paid to employees, payments to suppliers in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales in the first, second and, to a lesser extent, third quarters of fiscal 2021. It also resulted in the Company recognizing a net loss in the first and second quarters and a significant reduction in net income in the third quarter. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions. The Company had taken preemptive actions to enhance its ability to meet its short-term liquidity needs, including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in marketing and other discretionary spending, deferring certain lease payments and deferral of capital projects. During the quarter ended October 31, 2020, certain furloughed employees were reinstated and salaries that had been reduced were increased to their pre-pandemic levels. The Company has received royalty relief from certain licensors and continues to negotiate with licensors for additional relief.

As of October 31, 2020, the Company had cash and cash equivalents of $149.7 million and availability under its revolving credit facility in excess of $600.0 million. The Company believes it has adequate cash flows to meet the cash requirements of its business. As of October 31, 2020, the Company was in compliance with all covenants under its senior secured notes and revolving credit facility. On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note 9 – Notes Payable.

Note 2 – Retail Restructuring

In June 2020, the Company announced the restructuring of its retail operations segment including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, the Company is also closing its Calvin Klein Performance stores. In connection with the restructuring of the retail operations segment, the Company expects to incur an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The Company expects the net cash outflow from the retail restructuring to be approximately $65 million.

As a result of the restructuring of the Company’s retail operations, the Company recorded an aggregate charge of $2.2 million during the nine months ended October 31, 2020. The charge consisted primarily of severance payments, benefit continuation costs and store closing costs. Restructuring charges are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The following is a reconciliation of the accrual for the quarter ended October 31, 2020:

	Severance and Benefit Costs	Store Closing Costs	Total

	(In thousands)
Balance at April 30, 2020	$—	$—	$—
Amounts charged to expense	480	792	1,272
Cash payments	(26)	—	(26)
Balance at July 31, 2020	$454	$792	$1,246
Amounts charged to expense	892	—	892
Cash payments	(328)	(277)	(605)
Balance at October 31, 2020	$1,018	$515	$1,533

The Company has accounted for the remaining rent and termination payments under Accounting Standards Codification (“ASC”) 842 – Leases. As of October 31, 2020, the total operating lease liability related to Wilsons Leather, G.H Bass, and Calvin Klein Performance stores is $28.0 million and will be paid during the fiscal quarter ending January 31, 2021.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2020 were:

	October 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$734,481	$1,968	$736,449
Allowance for doubtful accounts	(15,437)	(37)	(15,474)
Accounts receivable, net	$719,044	$1,931	$720,975

The allowance for doubtful accounts for wholesale trade receivables is estimated based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings (including potential bankruptcy filings), extensive delay in payment or substantial downgrading by credit rating agencies), a specific reserve for bad debts is recorded against amounts due from that customer to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the end of the reporting period for financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. The Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

The allowance for doubtful accounts for retail trade receivables is estimated at the credit card chargeback rate applied to the previous 90 days of credit card sales. In addition, the Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

During the three and nine months ended October 31, 2020, the Company recorded a $4.3 million and $14.9 million increase in its allowance for doubtful accounts primarily due to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or possible bankruptcy filings. The Company had the following activity in its allowance for credit losses for the nine months ended October 31, 2020:

	October 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(14,919)	45	(14,874)
Accounts written off as uncollectible	110	—	110
Balance as of October 31, 2020	$(15,437)	$(37)	$(15,474)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $20.6 million, $41.9 million and $31.0 million as of October 31, 2020, October 31, 2019 and January 31, 2020, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.8 million, $11.0 million and $9.1 million at October 31, 2020, October 31, 2019 and January 31, 2020, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 5 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2020	2019	2020	2020	2019	2020

		(In thousands)
Secured notes	2	$400,000	$—	$—	$400,000	$—	$—
Term loan	2	—	300,000	300,000	—	300,000	300,000
Revolving credit facility	2	—	279,880	—	—	279,880	—
Note issued to LVMH	3	106,361	100,623	102,009	99,832	100,825	95,126
Unsecured loans	2	7,232	2,948	2,860	7,232	2,948	2,860
Overdraft facilities	2	2,885	—	—	2,885	—	—

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts. On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note 9 – Notes Payable.

The 2% note in the principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of Donna Karan International (“DKI”) was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements. For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKI and records the amortization using the effective interest method over the term of the LVMH Note.

The fair value of the LVMH Note was considered a Level 3 valuation in the fair value hierarchy.

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

The Company’s lease assets and liabilities as of October 31, 2020, October 31, 2019 and January 31, 2020 consist of the following:

Leases	Classification	October 31, 2020	October 31, 2019	January 31, 2020

		(In thousands)
Assets
Operating	Operating lease assets	$181,187	$293,819	$270,032
Total lease assets		$181,187	$293,819	$270,032

Liabilities
Current operating	Current operating lease liabilities	$65,554	$66,850	$63,166
Noncurrent operating	Noncurrent operating lease liabilities	157,983	260,010	249,040
Total lease liabilities		$223,537	$326,860	$312,206

The Company’s operating lease assets and operating lease liabilities significantly declined during fiscal 2021 due to the restructuring of the retail operations segment, partially offset by other leasing activity. As a result of this restructuring, the Company expects to close all of its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores by the end of fiscal 2021. In addition, primarily due to the restructuring, in the second quarter of fiscal 2021 the Company recorded a $19.4 million impairment charge related to the operating lease assets at certain Wilsons Leather, G.H. Bass, DKNY and Vilebrequin stores as a result of the performance at these stores.

The Company recorded lease costs of $18.7 million and $77.1 million during the three and nine months ended October 31, 2020, respectively. The Company recorded lease costs of $24.4 million and $74.3 million during the three and nine months ended October 31, 2019, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $6.2 million and $5.3 million for the three and nine months ended October 31, 2020, respectively. The Company recorded variable leases costs and short-term lease costs of $4.4 million and $11.9 million for the three and nine months ended October 31, 2019, respectively. Short-term lease costs are immaterial.

As of October 31, 2020, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2025 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2021	$38,100
2022	55,033
2023	48,113
2024	35,856
2025	28,896
After 2025	68,838
Total lease payments	$274,836
Less: Interest	51,299
Present value of lease liabilities	$223,537

As of October 31, 2020, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2020, the weighted average remaining lease term related to operating leases is 4.9 years. The weighted average discount rate related to operating leases is 8.2%.

Cash paid for amounts included in the measurement of operating lease liabilities is $79.7 million and $75.9 million during the nine months ended October 31, 2020 and October 31, 2019, respectively. Right-of-use assets obtained in exchange for lease obligations were $41.3 million and $21.3 million as of October 31, 2020 and October 31, 2019, respectively.

Note 7 – Goodwill and Intangible Assets

As of October 31, 2020, there is $261.7 million of goodwill and $441.1 million of indefinite-lived trademarks recorded on the Company’s condensed consolidated balance sheet. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Due to the impact of the COVID-19 pandemic on the Company’s operations, the Company performed a quantitative test of its goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The Company also performed quantitative tests of each of its indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. There were no impairments identified as of April 30, 2020 as a result of these tests.

While no impairment was identified as of April 30, 2020, $370.0 million of the Company’s indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of these assets at October 31, 2020.

During the third quarter of 2020, the Company conducted a review to assess whether indicators of impairment existed. As a result of this review, the Company concluded that no indicators existed that would make management believe it is more likely than not that the fair value of its goodwill or indefinite-lived trademarks is less than its carrying value. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact the Company’s assumptions relating to future net sales, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

Note 8 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 262,100 and 215,600 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2020, respectively. Approximately 846,200 and 680,700 shares of common stock were excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2019, respectively. All share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Net income	$63,174	$95,387	$8,903	$118,549
Basic net income per share:
Basic common shares	48,359	47,768	48,201	48,333
Basic net income per share	$1.31	$2.00	$0.18	$2.45

Diluted net income per share:
Basic common shares	48,359	47,768	48,201	48,333
Dilutive restricted stock unit awards and stock options	450	588	388	723
Diluted common shares	48,809	48,356	48,589	49,056
Diluted net income per share	$1.29	$1.97	$0.18	$2.42

Note 9 – Notes Payable

Long-term debt consists of the following:

	October 31, 2020	October 31, 2019	January 31, 2020

	(In thousands)
Secured Notes	$400,000	$—	$—
Term Loan	—	300,000	300,000
Revolving credit facility	—	279,880	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	7,232	2,948	2,860
Overdraft facilities	2,885	—	—
Subtotal	535,117	707,828	427,860
Less: Net debt issuance costs (1)	(8,067)	(8,055)	(7,402)
Debt discount	(18,639)	(24,377)	(22,991)
Current portion of long-term debt	(4,083)	(655)	(673)
Total	$504,328	$674,741	$396,794
(1)	Does not include debt issuance costs, net of amortization, totaling $7.3 million, $5.2 million and $4.6 million as of October 31, 2020, October 31, 2019 and January 31, 2020, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets in accordance with ASU 2015-15.

Senior Secured Notes

On August 7, 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay the Company’s prior term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

The Company incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASU 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized using the effective interest method over the remaining life of the Notes.

Term Loan

The Company had previously borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that was scheduled to mature in December 2022. The Company prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million.

On August 7, 2020, the Company used a portion of the proceeds from the issuance of the Notes to repay the outstanding principal balance of $300.0 million under the Term Loan facility. At the date of repayment, the Company had unamortized debt issuance costs of $6.1 million associated with the Term Loan. These debt issuance costs were fully extinguished and charged to interest expense in the Company’s results of operations.

Second Amended and Restated ABL Credit Agreement

On August 7, 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and its subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2020, the Company was in compliance with these covenants.

As of October 31, 2020, the Company had no borrowings outstanding under the ABL Credit Agreement. As of October 31, 2020, interest under the ABL Credit Agreement was being paid at an average rate of 2.05% per annum. The ABL credit agreement also includes amounts available for letters of credit. As of October 31, 2020, there were outstanding trade and standby letters of credit amounting to $5.8 million and $3.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $4.8 million related to the ABL Credit Agreement. The Company has a total of $7.7 million debt issuance costs related to its ABL Credit Agreement. As permitted under ASC 2015-15, the debt issuance costs have been deferred and are presented as an asset which is to be subsequently amortized ratably over the term of the ABL Credit Agreement.

LVMH Note

As a portion of the consideration for the acquisition of DKI, the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023.

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. Certain unsecured loans will require monthly installment payments beginning in fiscal 2022. The unsecured loans have maturity dates ranging from September 15, 2024 through August 30, 2025. As of October 31, 2020, TRB had an aggregate outstanding balance of €6.2 million under these various unsecured loans.

Overdraft Facilities

During the second quarter of fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2020, TRB had an aggregate of €2.5 million drawn under these various facilities.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin

trademarks owned by the Company. As of October 31, 2020, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s owned websites for the DKNY, Donna Karan, Wilsons, G.H. Bass, Andrew Marc and Karl Lagerfeld Paris businesses. Retail stores primarily consist of Wilsons Leather, G.H. Bass and DKNY retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital-based revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital-based revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax. As a result of the restructuring of the Company’s retail operations, the Company is in the process of closing all of its Wilsons Leather and G.H. Bass retail stores which is expected to be completed by the end of fiscal 2021. After completion of the restructuring, the Company’s retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.1 million, $5.4 million and $5.9 million at October 31, 2020, October 31, 2019 and January 31, 2020, respectively. The Company recognized $2.1 million in revenue for the three months ended October 31, 2020 related to contract liabilities that existed at July 31, 2020. The Company recognized $4.3 million in revenue for the nine months ended October 31, 2020 related to contract liabilities that existed at January 31, 2020. There were no contract assets recorded as of October 31, 2020, October 31, 2019 and January 31, 2020. Substantially all of the advance payments from licensees as of October 31, 2020 are expected to be recognized as revenue within the next twelve months.

Note 11 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, consisting primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores. Sales through Company-owned channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company is in the process of closing all of its Wilsons Leather and G.H. Bass retail stores which is expected to be completed by the end of fiscal 2021. After completion of the restructuring, the Company’s retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass.

The following segment information is presented for the three and nine-month periods indicated below:

	Three Months Ended October 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$783,030	$57,982	$(14,451)	$826,561
Cost of goods sold	504,919	38,338	(14,451)	528,806
Gross profit	278,111	19,644	—	297,755
Selling, general and administrative expenses	134,050	43,575	—	177,625
Depreciation and amortization	8,472	1,715	—	10,187
Asset impairments, net of gain on lease modifications	(102)	(15)	—	(117)
Operating profit (loss)	$135,691	$(25,631)	$—	$110,060

	Three Months Ended October 31, 2019
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,067,858	$89,671	$(29,126)	$1,128,403
Cost of goods sold	713,063	45,447	(29,126)	729,384
Gross profit	354,795	44,224	—	399,019
Selling, general and administrative expenses	190,166	56,414	—	246,580
Depreciation and amortization	7,748	1,953	—	9,701
Gain on lease modifications	—	(124)	—	(124)
Operating profit (loss)	$156,881	$(14,019)	$—	$142,862

	Nine Months Ended October 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,428,711	$126,397	$(26,204)	$1,528,904
Cost of goods sold	914,900	83,359	(26,204)	972,055
Gross profit	513,811	43,038	—	556,849
Selling, general and administrative expenses	323,377	130,970	—	454,347
Depreciation and amortization	25,155	4,590	—	29,745
Asset impairments, net of gain on lease modifications	505	16,867	—	17,372
Operating profit (loss)	$164,774	$(109,389)	$—	$55,385

	Nine Months Ended October 31, 2019
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,227,404	$255,282	$(76,839)	$2,405,847
Cost of goods sold	1,480,678	135,156	(76,839)	1,538,995
Gross profit	746,726	120,126	—	866,852
Selling, general and administrative expenses	478,964	165,923	—	644,887
Depreciation and amortization	23,033	5,930	—	28,963
Gain on lease modifications	—	(2,346)	—	(2,346)
Operating profit (loss)	$244,729	$(49,381)	$—	$195,348

(1)Represents intersegment sales to the Company’s retail operations segment.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2020	October 31, 2019	January 31, 2020

	(In thousands)
Wholesale	$2,028,798	$2,342,209	$1,912,175
Retail	105,702	348,898	272,832
Corporate	334,916	237,500	380,130
Total assets	$2,469,416	$2,928,607	$2,565,137

Note 12 – Stockholders’ Equity

For the three months ended October 31, 2020, the Company issued no shares of common stock and utilized no shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2019, the Company issued no shares of common stock and utilized 80,353 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2020, the Company issued no shares of common stock and utilized 349,342 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2019, the Company issued 8,851 shares of common stock and utilized 435,703 shares of treasury stock in connection with the vesting of equity awards.

Note 13 – Income Taxes

The Company recorded income tax expense of $28.4 million and $8.4 million for the three and nine months ended October 31, 2020, respectively. The Company recorded income tax expense of $35.6 million and $42.5 million for the three and nine months ended October 31, 2019, respectively. The Company’s effective tax rate increased this quarter compared to the prior year’s comparable quarter primarily due to a substantial decrease in the Company’s worldwide income and an increase in the valuation allowance related to the stand-alone net operating losses of the Company’s retail operations. In addition, the effective tax rate increased due to a discrete income tax charge in connection with the vesting of equity awards. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for income for the entire year, excluding unusual or discrete items, to the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations, the Company used a discrete effective tax rate method to calculate income taxes for the first and second quarters of fiscal 2021. However, due to the change in pre-tax income in the third quarter of fiscal 2021, the Company has an equitable projection of the full year income and returned to the historical practice of using an annual effective tax rate based on full year fiscal year income.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three and nine months ended October 31, 2020, related to the higher dutiable values. Cumulative amounts paid and deferred through October 31, 2020, related to the higher dutiable values, were CAD$12.9 million ($9.7 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its preliminary decision expressing its intention to deny the appeal filed by G-III Canada. G-III Canada has responded to the CBSA’s preliminary decision letter to correct facts in the letter that G-III Canada believes to be inaccurate. G-III Canada is awaiting the final decision of the CBSA and is evaluating prospects for a further appeal should the final decision remain unfavorable.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective upon issuance, and may be applied prospectively through December 31, 2022. The adoption of this standard did not result in a material change to the Company’s condensed consolidated financial statements.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 16 – Subsequent Events

Fabco

Fabco was 49% owned by the Company through November 30, 2020. Effective December 1, 2020, the Company acquired an additional ownership interest in Fabco for nominal consideration, resulting in an increase of its ownership interest in Fabco to 75%. Effective December 1, 2020, Fabco is a consolidated majority-owned subsidiary of the Company. Prior to December 1, 2020, the Company accounted for its investment in Fabco using the equity method of accounting. Fabco operates the Company’s DKNY business in China.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2021 is referred to as “fiscal 2021.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2020, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2020. We account for our investment in each of KLH, KLNA and Fabco using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three and nine-month periods ended October 31, 2020 and 2019 were each 13-week and 39-week periods, respectively, for the retail operations segment. For fiscal 2021 and 2020, the three and nine month periods for the retail operations segment ended on October 31, 2020 and November 2, 2019 respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the outbreak of COVID-19 and its numerous adverse effects, including the temporary closing of stores and shopping malls and subsequent restrictions on the operation of stores and malls, the reduction of consumer purchases of the types of products we sell, the impact on our supply chain, restrictions on travel and group gatherings and the general material adverse effect on the economy in the U.S. and around the world caused by the COVID-19 pandemic, all of which negatively impact our business, sales and results of operations;
●	our dependence on licensed products;
●	our dependence on the strategies and reputation of our licensors;
●	costs and uncertainties with respect to expansion of our product offerings;
●	the performance of our products at retail and customer acceptance of new products;
●	retail customer concentration;
●	risks of doing business abroad;
●	risks related to the recent adoption of a national security law in Hong Kong;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations, as well as the impact on our business and financial statements resulting from any related costs and charges which may be dilutive to our earnings;
●	the impact on our business and financial statements related to the early closure of stores or the termination of long-term leases;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks related to our indebtedness;
●	need for additional financing;
●	seasonal nature of our business;
●	our reliance on foreign manufacturers;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;

●	the effects of competition in the markets in which we operate, including from online retailers;
●	the redefinition of the retail store landscape in light of widespread retail store closings, the bankruptcy of a number of prominent retailers and the impact of online apparel purchases and innovations by online retailers;
●	consolidation of our retail customers;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	additional legislation and/or regulation in the United States or around the world;
●	our ability to import products in a timely and cost effective manner;
●	our ability to continue to maintain our reputation;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our common stock if actual results are worse than financial forecasts; and
●	the effect of regulations applicable to us as a U.S. public company.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part II—Other Information in (i) our Quarterly Report on Form 10-Q for the period ended July 31, 2020 under the heading “Item 1A. Risk Factors” and (ii) this Quarterly Report under the heading “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Recent Developments

Refinancing of our Term Loan and Revolving Credit Facility

On August 7, 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The net proceeds of the Notes have been used (i) to repay our prior term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes. The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

Also on August 7, 2020, we entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) The ABL Credit Agreement is a five year senior secured credit facility and provides for borrowings in the aggregate principal amount of up to $650 million. The ABL Credit Agreement refinances, amends and restates our prior Amended Credit Agreement which provided for borrowings of up to $650 million and was due to expire in December 2021.

For a description of the Notes, the ABL Credit Agreement and our other debt instruments, see “Liquidity and Capital Resources” under this Item 2.

Restructuring of Our Retail Operations Segment

In June 2020, we announced a restructuring of our retail operations segment, including the closing of all Wilsons Leather and G.H. Bass stores. Additionally, we are closing our Calvin Klein Performance stores. We hired Hilco Global to assist in the liquidation of these stores. We anticipate that the store closings will be completed by the end of fiscal 2021.

After completion of the restructuring, our retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld retail operations. In addition to the stores operated as part of our retail operations segment, as of October 31, 2020, Vilebrequin products were distributed through 101 company-operated stores and owned digital channels in Europe and the United States, as well as through 69 franchised locations.

In connection with the restructuring of our retail operations, we expect to incur an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. We recorded $2.2 million of this charge during the nine months ended October 31, 2020, consisting primarily of severance payments, benefit continuation costs and store closing costs. We expect the net cash outflow as a result of the retail restructuring to be approximately $65 million. We believe that this restructuring plan will enable us to greatly reduce our retail losses and to ultimately position this segment to become profitable.

Impact of COVID-19 Pandemic

Outbreaks of COVID-19 were detected beginning in December 2019 and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The President of the United States has declared a national emergency as a result of the COVID-19 pandemic. Federal, state and local governments and private entities mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic has had multiple impacts on our business, including, but not limited to, the temporary closure of our customers’ stores and closures of our own stores in North America, disruption to both international and domestic tourism and disruption to consumer shopping habits. The COVID-19 pandemic has impacted our business operations and results of operations throughout fiscal 2021 resulting in lower sales and profitability. COVID-19 could continue to have an adverse impact on our results of operations and liquidity, the operations of our suppliers, vendors and customers, and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. Even as businesses began to reopen as governmental restrictions were loosened with respect to stay at home orders and previously closed businesses, the ultimate economic impact of the COVID-19 pandemic is highly uncertain.  We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted for at least the balance of fiscal 2021.

During this crisis we are focused on protecting the health and safety of our employees, our customers, and our communities. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including temporarily requiring employees to work remotely. Requiring our employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

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

There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores as they re-open. Consumer businesses have re-opened in most areas of the United States under governmental social distancing and other restrictions that are expected to limit the scope of operations for an unknown period of time compared to pre-COVID-19 business operations. These restrictions are expected to adversely impact sales even as retail stores are open again. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic. The continued impact of COVID-19 remains highly uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the actions taken to contain COVID-19 or treat its impact may change or become more restrictive as additional waves of infections occur, or continue to occur, as a result of the loosening of governmental restrictions.

We are focused on preserving liquidity and managing cash flow during these unprecedented conditions. We have taken preemptive actions to enhance our ability to meet our short-term liquidity needs, including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in marketing and other discretionary spending, deferring certain lease payments and deferral of capital projects. During the quarter ended October 31, 2020, certain furloughed employees were reinstated and salaries that had been reduced were increased to their pre-pandemic levels. We have received royalty relief from certain licensors and we continues to negotiate with licensors for additional relief.

Due to the impact of the COVID-19 pandemic on our operations, we performed a quantitative test of our goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. We also performed quantitative tests of each of our indefinite-lived intangible assets using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. While no impairment was identified as of April 30, 2020 as a result of these tests, $370.0 million of our indefinite-lived trademarks could be deemed to have a risk of future impairment as there is limited excess fair value over the carrying value of the assets at October 31, 2020. During the third quarter of 2020, we conducted a review to assess whether indicators of impairment existed. As a result of this review, we concluded that no indicators existed that would make management believe it is more likely than not that the fair value of its goodwill or indefinite-lived trademarks is less than its carrying value. The continued impact of the COVID-19 pandemic could give rise to global and regional macroeconomic factors that could impact our assumptions relating to net sales growth rates, discount rates, tax rates or royalty rates and may result in future impairment charges for indefinite-lived intangible assets.

We believe that we have sufficient cash and availability under our ABL Credit Agreement to meet our liquidity needs. As of October 31, 2020, we had cash of approximately $149.7 million and availability of over $600.0 million under our ABL Credit Agreement.

Fabco

Fabco Holding B.V (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by us through November 30, 2020. Effective December 1, 2020, we acquired an additional ownership interest in Fabco for nominal consideration, resulting in an increase of our ownership interest in Fabco to 75%. Effective December 1, 2020, Fabco is a consolidated majority-owned subsidiary of ours. Prior to December 1, 2020, we accounted for our investment in Fabco using the equity method of accounting. Fabco operates our DKNY business in China.

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

We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are also expanding our DKNY business globally through our distribution partners in key regions. The key international markets in which our DKNY merchandise is currently distributed include the Middle East, Russia, Indonesia, the Philippines, South East Asia and South Korea, as well as in China where we operate through a joint venture. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition.

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

Our retail operations segment historically consisted primarily of direct sales to consumers through our company-operated stores. Prior to our restructuring of this segment, it was composed primarily of Wilsons Leather, G.H. Bass and DKNY stores, substantially all of which are operated as outlet stores, as well as a smaller number of Karl Lagerfeld Paris and Calvin Klein Performance stores. After completion of the restructuring which is expected to occur by the end of fiscal 2021, our retail operations segment will consist of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, Andrew Marc, Wilsons Leather and G.H. Bass. Our ongoing plan for our retail business focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, improved store productivity, changes in planning and allocation and improvements in gross margin and payroll leverage.

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

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Macy’s, the bankruptcy and announced liquidation of Century 21 and Lord & Taylor, the announced bankruptcy filings of JC Penney, Neiman Marcus and other retailers and the potential bankruptcy of additional retailers. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Consumers have shifted their apparel purchases based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. We have revised our product offerings in response to this shift toward casual and comfortable work-from-home clothing, as well as to activewear and leisure attire. We continue to revise our product lines to satisfy the needs of our retail customers and consumers.

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us and new license agreements entered into by us that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

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

Results of Operations

Three months ended October 31, 2020 compared to three months ended October 31, 2019

Net sales for the three months ended October 31, 2020 decreased to $826.6 million from $1.13 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $783.0 million for the three months ended October 31, 2020 from $1.07 billion in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands due to the effects of restrictions on business and personal activities imposed by governments in connection with the COVID-19 pandemic. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020, including our largest customer, Macy’s. However, a majority of these stores continue to operate under government mandated social distancing restrictions as the COVID-19 pandemic continues to affect large portions of North America. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred throughout the three month period.

Net sales of our retail operations segment were $58.0 million for the three months ended October 31, 2020 compared to $89.7 million in the same period last year. This decrease primarily reflected reduced demand as a result of disruptions related to COVID-19. Same store sales decreased across all store brands due to the COVID-19 related store closures. In addition, the decrease in domestic and international tourism resulting from COVID-19 travel restrictions also had a negative impact on net sales of our retail operations segment. As we proceeded to liquidate inventory and close stores in connection with the restructuring of our retail operations segment, net sales were also negatively impacted by significant promotional activity from liquidation sales. Net sales of our retail operations segment were also negatively affected by the decrease in the number of stores operated by us from 288 at October 31, 2019 to 202 at October 31, 2020. The number of retail stores operated by us and, as a result, the net sales of our retail operations segment will be reduced significantly as a result of the restructuring of our retail operations segment.

Gross profit was $297.8 million, or 36.0% of net sales, for the three months ended October 31, 2020, compared to $399.0 million, or 35.4% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 35.5% in the three months ended October 31, 2020 compared to 33.2% in the same period last year. The gross profit percentage for our wholesale segment was positively impacted by the reversal of previously anticipated markdown accruals that are no longer necessary due to the reduction in sales to our retail customers. The gross profit percentage in our retail operations segment was 33.9% for the three months ended October 31, 2020 compared to 49.3% for the same period last year. The gross profit percentage for our retail segment was negatively impacted by the liquidation of inventory in our Wilsons Leather and G.H. Bass stores as we exit these businesses.

Selling, general and administrative expenses decreased to $177.6 million in the three months ended October 31, 2020 from $246.6 million in the same period last year. The decrease in expenses was primarily due to a decrease of $38.3 million in personnel costs including salaries, bonuses, share-based compensation and other incentives and benefits as a result of employee furloughs, job eliminations and decreased profitability, as well as temporary salary reductions implemented by us in response to the impact of the COVID-19 pandemic on our operations. Salaries were reinstated to pre-pandemic levels towards the end of our third fiscal quarter. In addition, there were decreases of $16.3 million in advertising, $5.8 million in facility expenses and $4.8 million in third-party warehouse expenses. These decreases were partially offset by a $4.2 million increase in bad debt expense related to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or potential bankruptcy filings and $3.1 million of professional fees incurred in connection with the restructuring of our retail operations segment. Selling, general and administrative expenses was further reduced as a result of the restructuring of our retail operations segment. This reduction was offset, in part, as a result of bringing back certain furloughed employees in our wholesale operations segment during the three months ended October 31, 2020 as we responded to the re-opening of the U.S. economy.

Depreciation and amortization was $10.2 million for the three months ended October 31, 2020 compared to $9.7 million in the same period last year.

Other income was $0.2 million in the three months ended October 31, 2020 compared to other income of $0.7 million for the same period last year. This change is the result of recording $0.3 million of foreign currency losses during the three months ended October 31, 2020 compared to foreign currency losses of $0.2 million during the three months ended October 31, 2019 and $0.5 million in income from unconsolidated affiliates during the three months ended October 31, 2020 compared to $0.8 million of income from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2020 were $18.7 million compared to $12.5 million for the same period last year. The increase is primarily due to a $6.5 million charge to interest expense to extinguish debt issuance costs upon the repayment of our term loan facility and amendment of our revolving credit facility.

Income tax expense was $28.4 million for the three months ended October 31, 2020 compared to $35.6 million for the same period last year. Our effective tax rate increased to 31.0% in the current year’s quarter from 27.2% in last year’s comparable quarter because the impact of tax adjustments related to executive compensation, foreign tax expense and disallowed state tax benefits on losses incurred had a greater impact on the lower amount of pre-tax income in the current quarter compared to last year’s quarter.

Nine months ended October 31, 2020 compared to nine months ended October 31, 2019

Net sales for the nine months ended October 31, 2020 decreased to $1.53 billion from $2.41 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.43 billion for the nine months ended October 31, 2020 from $2.23 billion in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America beginning in mid-March, 2020, including our largest customer, Macy’s. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020. However, a majority of these stores continue to operate under governmental mandated social distancing restrictions as the COVID-19 pandemic continues to affect large portions of North America. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of the nine month period.

Net sales of our retail operations segment were $126.4 million for the nine months ended October 31, 2020 compared to $255.3. million in the same period last year. This decrease primarily reflected reduced demand as a result of disruptions related to COVID-19. Same store sales decreased across all store brands due to the COVID-19 related store closures and reduced store traffic. In addition, the decrease in domestic and international tourism resulting from COVID-19 travel restrictions also had a negative impact on net sales of our retail operations segment. As we proceeded to liquidate inventory and close stores in connection with the restructuring of our retail operations segment during the second quarter of the current fiscal year, net sales were also negatively impacted by significant promotional activity from liquidation sales. Net sales of our retail operations segment were also negatively affected by the decrease in the number of stores operated by us from 288 at October 31, 2019 to 202 at October 31, 2020. The number of retail stores operated by us and, as a result, the net sales of our retail operations segment will be reduced significantly as a result of the restructuring of our retail operations segment.

Gross profit was $556.8 million, or 36.4% of net sales, for the nine months ended October 31, 2020, compared to $866.9 million, or 36.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 36.0% in the nine months ended October 31, 2020 compared to 33.5% in the same period last year. The gross profit percentage for our wholesale segment was positively impacted by the reversal of previously anticipated markdown accruals that are no longer necessary due to the reduction in sales to our retail customers. This positive impact was partially offset by the impact of the COVID-19 pandemic resulting in the recognition of certain fixed costs, primarily higher effective royalty rates, over a reduced sales base. The gross profit percentage in our retail operations segment was 34.0% for the nine months ended October 31, 2020 compared to 47.1% for the same period last year. The gross profit percentage for our retail segment was negatively impacted by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment.

Selling, general and administrative expenses decreased to $454.3 million in the nine months ended October 31, 2020 from $644.9 million in the same period last year. The decrease in expenses was primarily due to a decrease of $130.8 million in personnel costs including salaries, bonuses, share-based compensation and other incentives and benefits as a result of employee furloughs, job eliminations and decreased profitability. In addition, there were decreases of $36.1 million in advertising, $8.8 million in rent and facility costs and $14.3 million in third-party warehouse expenses. These decreases were offset, in part, by a $14.6 million increase in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or potential bankruptcy filings and $4.3 million of professional fees incurred in connection with the restructuring of our retail operations segment. Selling, general and administrative expenses were further reduced as a result of the restructuring of our retail operations segment. This reduction was offset, in part, as a result of bringing back certain furloughed employees in our wholesale operations segment as we responded to the re-opening of the U.S. economy.

Depreciation and amortization was $29.7 million for the nine months ended October 31, 2020 compared to $29.0 million in the same period last year. The increase in expense is primarily due to capital expenditures during the last twelve months.

Other income was $0.1 million in the nine months ended October 31, 2020 compared to other loss of $0.7 million for the same period last year. This increase is primarily the result of recording $0.2 million of foreign currency losses during the nine months ended October 31, 2020 compared to $1.1 million of foreign currency losses during the nine months ended October 31, 2019. In addition, we recorded $0.3 million in losses from unconsolidated affiliates during the nine months ended October 31, 2020 compared to $0.4 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2020 were $38.2 million compared to $33.6 million for the same period last year. The increase is primarily due to a $6.5 million charge to interest expense to extinguish debt issuance costs upon the repayment of our term loan facility and amendment of our revolving credit facility.

Income tax expense was $8.4 million for the nine months ended October 31, 2020 compared to $42.5 million for the same period last year. Our effective tax rate increased to 48.4% in the current year’s period from 26.4% in last year’s comparable period because the impact of tax adjustments related to executive compensation, foreign tax expense and disallowed state tax benefits on losses incurred had a greater impact on the lower amount of pre-tax income in the current period compared to last year’s period. Our effective tax rate includes the effect of an income tax charge of $1.4 million in the nine months ended October 31, 2020 and an income tax benefit of $1.0 million in the nine months ended October 31, 2019 in connection with the vesting of equity awards.

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes first and second quarters of fiscal 2021. However, during the third quarter of fiscal 2021, we returned to the historical practice of using an annual effective tax rate based on full year fiscal income.

Liquidity and Capital Resources

Cash Requirements and Trends and Uncertainties Affecting Liquidity

We rely on our cash flows generated from operations and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The primary cash requirements of our business usually are the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and net income in the nine months ended October 31, 2020, which has a corresponding impact on our liquidity. We are focused on preserving our liquidity and managing our cash flow during these unprecedented conditions. We had taken preemptive actions to enhance our ability to meet our short-term liquidity needs including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, reductions in discretionary expenses, deferring certain lease payments and deferral of capital projects. During the quarter ended October 31, 2020, certain furloughed employees were reinstated and salaries that had been reduced where increased to their pre-pandemic levels. We have received royalty relief from certain licensors and we continue to negotiate with licensors for additional relief.

As of October 31, 2020, we had cash and cash equivalents of $149.7 million and availability under our revolving credit facility in excess of $600.0 million. As of October 31, 2020, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

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

Senior Secured Notes

On August 7, 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay our prior term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

We incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASU 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized using the effective interest method over the remaining life of the Notes.

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

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, certain material indebtedness is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2020, the Company was in compliance with these covenants.

As of October 31, 2020, we had no borrowings outstanding under the ABL credit agreement. As of October 31, 2020, interest under the ABL credit agreement was being paid at an average rate of 2.05% per annum. The ABL credit agreement also includes amounts available for letters of credit. As of October 31, 2020, there were outstanding trade and standby letters of credit amounting to $5.8 million and $3.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $4.8 million related to the ABL Credit Agreement. We have a total of $7.7 million debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 2015-15, the debt issuance costs have been deferred and are presented as an asset which is to be subsequently amortized ratably over the term of the ABL Credit Agreement.

Term Loan

We had previously borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that was scheduled to mature in December 2022. We prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million.

On August 7, 2020, we used a portion of the proceeds from the issuance of the Notes to repay the outstanding principal balance of $300.0 million under the Term Loan. At the date of repayment, we had unamortized debt issuance costs of $6.1 million associated with the Term Loan. These debt issuance costs were fully extinguished and charged to interest expense in our results of operations.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. Certain unsecured loans will require monthly installment payments beginning in fiscal 2022. The unsecured loans have maturity dates ranging from September 15, 2024 through August 30, 2025. As of October 31, 2020, TRB had an aggregate outstanding balance of €6.2 million under these various unsecured loans.

Overdraft Facilities

During the second quarter of fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2020, TRB had an aggregate €2.5 million drawn under these various facilities.

Outstanding Borrowings

Our primary operating cash requirements usually are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. The reduction in net sales in the current year resulted in reductions in our seasonal inventory needs in the current year, and as a result, there were no borrowings outstanding under the ABL Credit Agreement as of October 31, 2020.

We had no borrowings outstanding under our revolving credit facility at October 31, 2020 and had $279.9 million of borrowings outstanding at October 31, 2019. We had $400 million in borrowings outstanding under the Notes at October 31, 2020. Our contingent liability under open letters of credit was approximately $9.7 million and $7.0 million at October 31, 2020 and 2019, respectively. In addition to the amounts outstanding under these two loan agreements, at October 31, 2020 and 2019, we had $125.0 million of face value principal amount outstanding under the LVMH Note. As of October 31, 2020, we also had an aggregate of €6.2 million ($7.2 million) outstanding under Vilebrequin’s various Unsecured Loans and €2.5 million ($2.9 million) outstanding under the Overdraft Facilities.

We had cash and cash equivalents of $149.7 million on October 31, 2020 and $55.8 million on October 31, 2019.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended October 31, 2020. We have 2,949,362 authorized shares remaining under this program. As of December 4, 2020, we had 48,358,688 shares of common stock outstanding.

Cash from Operating Activities

We used $127.6 million in cash from operating activities during nine months ended October 31, 2020, primarily due to an increase of $190.8 million in accounts receivable and decreases of $113.0 million in customer refund liabilities and $61.8 million in operating lease liabilities. These items were offset, in part, by our net income of $8.9 million, and decreases of $90.1 million in inventories and $42.7 million in prepaid expenses and other current assets. In addition, we had non-cash charges of $29.7 million in depreciation and amortization and $59.6 million in operating lease costs.

Inventory normally increases for the build-up of inventory for the fall shipping and holiday shopping seasons. Due to the COVID-19 pandemic, inventory purchasing was at a lower volume than in prior years. As a result, accounts payable and inventory decreased due to the lower volume of inventory purchases resulting from the COVID-19 pandemic. In addition, our customer refund liabilities decreased because we experienced lower sales levels and were able to reverse previously accrued amounts that are no longer needed.

Cash from Investing Activities

We used $16.4 million of cash in investing activities during nine months ended October 31, 2020 for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores prior to the onset of the COVID-19 pandemic. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

Cash from Financing Activities

Net cash provided by financing activities was $93.4 million during nine months ended October 31, 2020 primarily as a result of proceeds of $400 million from the issuance of our Notes partially offset by the $300 million repayment of our term loan facility from the proceeds of the Notes. We also made payments of $13.3 million in financing costs related to the issuance of our Notes and entering into the ABL Credit Agreement.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2020 are those that depend most heavily on these judgments and estimates. As of October 31, 2020, there have been no material changes to our critical accounting policies, other than the adoption ASU 2016-13 as discussed in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2020.

Item 4.         Controls and Procedures.

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this report.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 (the “Q2 Quarterly Report”), which could materially affect our business, financial condition and/or future results. There have been no material changes in our risk factors from those set forth in the Q2 Quarterly Report, except for the risk factor set forth below, which serves as an update to our risk factors contained in the Q2 Quarterly Report. The risks described in the Q2 Quarterly Report and this Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Risks Related to the COVID-19 Pandemic

The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, a significant adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus, commonly referred to as COVID-19, has spread rapidly across the globe beginning in December 2019, including throughout all major geographies in which we operate (North America, Europe and Asia), resulting in adverse economic conditions and business and global supply chain disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, among others, have resulted in a significant decline in retail traffic, tourism and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries have implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items such as apparel. Further, even if such government restrictions and company initiatives are completely lifted, consumer behavior, spending levels and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations, could be adversely affected.

In connection with the COVID-19 pandemic, we have experienced varying degrees of business disruptions and periods of closure of our stores, distribution centers and corporate facilities, as have our wholesale customers, suppliers and vendors. Our wholesale business has been adversely affected as a result of department store closures and lower traffic and consumer demand. During the first half of fiscal 2021, the majority of our stores were closed for an average of 8 to 10 weeks, resulting in significant adverse impacts to our operating results. Although nearly all of our stores were reopened by the end of the second quarter of fiscal 2021, the majority are still operating at limited hours and customer capacity levels in accordance with local health guidelines, with traffic remaining challenged. Additionally, there has recently been a resurgence in the number of cases of COVID-19 in the U.S. and certain other parts of the world, which could result in further shutdowns and business disruptions for us and/or our wholesale customers, suppliers and vendors.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

●	the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
●	“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, brick-and-mortar retailers, including stores operated by us, as a result of store closures or reduced operating hours and decreased retail traffic;
●	significant increases in online shopping and by other digital means, or other changes in consumer behavior, have been accelerated by COVID-19 and could adversely affect our sales;

●	difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to operate our business
●	a prolonged disruption of our business may impact our ability to satisfy the terms of our Amended ABL Facility, including the covenants contained in that agreement, which could constitute an event of default under the terms of the Amended ABL Facility, which may result in an acceleration of payment under that agreement or other debt agreements;
●	our success in attempting to reduce operating costs and conserve cash;
●	the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
●	a more promotional retail environment or our ability to move existing inventory, which may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write-down the value of inventory, and increase the costs and expenses of updating and replacing inventory, negatively impacting our margins;
●	the risk that continued social distancing measures and general consumer behaviors due to the COVID-19 pandemic may continue to impact mall and store traffic and that the re-occurrence of COVID-19 outbreaks or the fear of additional outbreaks could cause governments to impose additional restrictions and customers to avoid public places, such as malls and outlets, where the retail stores of our wholesale customers and our stores are located;
●	the increase in the number of personnel working offsite may make our business more vulnerable to cybersecurity breach attempts, and, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity; and
●	we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

Restrictions on travel and group gatherings, the closing or reduced operation of restaurants, sports leagues and all forms of communal entertainment and the fear of contracting COVID-19 have materially adversely affected store traffic and retail sales. Most retail store chains and shopping malls are operating on a reduced basis as of the third quarter of fiscal 2021 compared to pre-pandemic operations. The onset of additional COVID-19 waves threatens future periods of mandated store closures and additional restrictions on consumers that would limit commercial behavior. Certain states and cities reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and phased reopenings. While some of these restrictions have since expired, others have recently been reinstated in certain states or cities which saw a new spike in COVID-19 cases.  Such restrictions could continue to be reinstated in the same or other areas as COVID-19 cases increase which could result in additional retail store restrictions or closures.  The restrictions imposed as a result of the COVID-19 outbreak and the closing of retail stores in connection with the outbreak are causing a significant adverse effect on the economy in the United States and around the world. If the retail economy continues to weaken and/or consumers continue to reduce purchases in the near or long-term as a result of the negative effects of on the U.S. and worldwide economies caused by COVID-19, retailers may need to further reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the COVID-19 outbreak and the governmental restrictions imposed in the United States and around the world as a result thereof would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain the outbreak or to treat its impact makes it difficult to forecast its effects on our fiscal 2021 results. Our results of operations for the nine months ended October 31, 2020 reflected the impacts of the COVID-19 pandemic and we expect that the balance of fiscal 2021 will likely reflect further impacts. It is difficult, if not impossible, at this time to predict the magnitude of the effect of the COVID-19 outbreak on our business and results of operations. However, we expect our results for fiscal 2021 to be materially adversely affected compared to fiscal 2020 as a result of the impact of COVID-19.

Item 6.        Exhibits.

10.1	First Amendment of Lease, dated September 16, 2020, by and between G-III Apparel Group, Ltd. as Tenant and Granite South Brunswick LLC as Landlord.
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 10, 2020	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 10, 2020	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer