Form 10-K
period 2021-01-31
G III APPAREL GROUP LTD /DE/
filed 2021-03-26
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

As of July 31, 2020, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $431,878,201.

The number of outstanding shares of the registrant’s Common Stock as of March 22, 2021 was 48,376,636.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 10, 2021, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Various statements contained in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in Part I, “Item 1A. Risk Factors.”

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” section contained in Item 1A of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

●	The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, a significant adverse effect on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effect of problems with our logistics and distribution systems;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the recent adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;

●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2021 is referred to as “fiscal 2021.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Overview

We design, source and market an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We are not only licensees, but also brand owners, and we distribute our products through multiple channels.

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York and Wilsons Leather. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

We also distribute apparel and other products directly to consumers through our own DKNY and Karl Lagerfeld retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses. In June 2020, we announced the restructuring of our retail operations, including the closure of the Wilsons Leather and G.H. Bass stores. We completed the closing of our Wilsons Leather and G.H. Bass stores in fiscal 2021. We believe this restructuring will enable us to reduce our losses and re-position our retail operations with a goal of becoming a profitable contributor to our business. See “―Recent Developments” for further information about our retail restructuring.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. In June 2020, we commenced the restructuring of our retail operations, including the closure of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. The closure of these stores was completed during fiscal 2021. After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather.

Recent Developments

Impact of COVID-19 Pandemic

The COVID-19 pandemic has affected businesses around the world for over a year. A national emergency was declared in the United States as a result of the COVID-19 pandemic. Federal, state and local governments and private entities mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic has had multiple impacts on our business, including, but not limited to, the temporary closure of our and our customers’ stores, disruption to both international and domestic tourism and disruption to consumer shopping habits. The COVID-19 pandemic impacted our business operations and results of operations throughout fiscal 2021 resulting in lower sales and profitability. COVID-19 could continue to have an adverse impact on our results of operations and liquidity, the operations of our suppliers, vendors and customers, and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. Even as businesses have reopened as governmental restrictions were loosened with respect to stay at home orders and various restrictions with respect to the operation of retail businesses, the ultimate economic impact of the COVID-19 pandemic is highly uncertain. We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be adversely impacted in fiscal 2022.

During this crisis we have been focused on protecting the health and safety of our employees, our customers and our communities. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees to work remotely during the first half of fiscal 2021. During the second half of fiscal 2021, our personnel have started to work in our offices on a part-time, capacity restricted basis. Having our employees work remotely may disrupt our operations or increase the risk of a cybersecurity incident. As a result, we have taken steps to mitigate the increased cybersecurity risks associated with remote working and reliance on videoconferencing platforms.

Most of our retail partners, including our largest customer, Macy’s, closed their stores in North America during the initial reaction to the pandemic in the Spring of 2020. Some of our customers, such as Costco and Sam’s Club, remained open for business. Our retail partners have since reopened with certain limitations and restrictions. Our retail partners that closed stores asked to cancel orders and extend their payment terms with us. We continue to negotiate resolutions with our retail partners that are equitable and fiscally responsible for each of us. Certain of our retail partners have publicized actual or potential bankruptcy filings or other liquidity issues that could impact our anticipated income and cash flows, as well as require us to record additional accounts receivable reserves. In addition, we could be required to record increased excess and obsolete inventory reserves due to decreased sales or noncash impairment charges related to our intangible assets or goodwill due to reduced market values and cash flows. Further, a more promotional retail environment may cause us to lower our prices or sell existing inventory at larger discounts than in the past, negatively impacting our margins.

There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores as they re-open. Consumer businesses have re-opened in most areas of the United States under governmental social distancing and other restrictions that are expected to limit the scope of operations for an unknown period of time compared to pre-COVID-19 business operations. These restrictions are expected to adversely impact sales even as retail stores are open again. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic and the success and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19. The continued impact of COVID-19 remains highly uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive as additional waves of infections occur, or continue to occur, as a result of the loosening of governmental restrictions.

In response to these challenges, we have taken measures to preserve liquidity and contain costs that include, but are not limited to, employee furloughs, job eliminations, temporary salary reductions, reduced advertising and other promotional spending and deferral of capital projects. We also reviewed our inventory needs and worked with suppliers to curtail, or cancel, production of product which we believed would not be able to be sold in season. We worked with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital. During the second half of fiscal 2021, certain furloughed employees were reinstated and salaries that had been reduced were increased to their pre-pandemic levels. We also received royalty relief from certain licensors.

Refinancing of our Term Loan and Revolving Credit Facility

On August 7, 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The net proceeds of the Notes were used (i) to repay our prior term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes. The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

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

For a description of the Notes, the ABL Credit Agreement and our other debt instruments, see “Liquidity and Capital Resources” under Item 7 of this Annual Report on Form 10-K.

Restructuring of Our Retail Operations Segment

In June 2020, we commenced a restructuring of our retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. All store closings included in the restructuring were completed as of the end of fiscal 2021.

After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. In addition to the stores operated as part of our retail operations segment, as of January 31, 2021, Vilebrequin products were distributed through 98 company-operated stores and owned digital channels in Europe and the United States, as well as through 71 franchised locations.

In connection with the restructuring of our retail operations, we incurred an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The cash portion of this charge was approximately $65 million.

Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce corporate headcount and administrative costs, while expanding our store base. We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of ultimately attaining profitability in our retail operations segment.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

●	Owning brands: We now own a portfolio of proprietary brands, including DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass and Andrew Marc. Owning our own brands is advantageous to us for several reasons:

-	We can realize significantly higher operating margins because we are not required to pay licensing fees on sales by us of our proprietary products and can also generate licensing revenues (which have no related cost of goods sold) for classes of products not manufactured by us.
-	There are no channel restrictions, permitting us to market our products internationally, and to utilize a variety of different distribution channels, including online and off-price channels.
-	We are able to license our proprietary brands in new categories and geographies to carefully selected licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

●	Develop and expand our DKI business: We believe that DKNY and Donna Karan are two of the most iconic and recognizable power brands and that we are well positioned to unlock their potential. We are focusing on the expansion of the DKNY brand, while continuing to re-establish Donna Karan and other associated brands. We are leveraging our demonstrated ability to drive organic growth and develop talent within our Company to maximize the potential of the DKNY and Donna Karan brands. In fiscal 2018 and fiscal 2019, we restructured and repositioned the DKNY and Donna Karan brands. We re-launched the DKNY apparel line and also re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We believe there is untapped global licensing and distribution potential for these brands and aim to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees. For example, we launched our DKNY Jeans denim collection during fiscal 2021. We are committed to making DKNY a fashion and lifestyle brand of choice.

●	Focusing on our five global power brands: While we sell products under more than 30 licensed and proprietary brands, five global power brands anchor our business: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. Each of these brands has substantial name recognition and is well-known in the marketplace. We believe each brand also provides us with significant growth opportunities. We have leveraged the strength of our power brands to become a supplier of choice in a diversified range of product categories.

●	Expanding our international business: We continue to expand our international business and enter into new markets worldwide. We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are expanding our DKNY business globally through our distribution partners in key regions. The key markets in which our DKNY merchandise is currently distributed include the Middle East, South East Asia and Korea, as well as in China. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition.

●	Increasing digital channel business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the digital marketplace in the retail sector and expect to increase the sale of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning and distribution. We believe that consumers are increasingly engaging with brands through digital channels, and that this trend will continue to grow in the coming years. The five global power brands that serve as the anchor of our business position us to be the direct beneficiaries of this trend, whether by continuing to leverage our partnerships with the digital channel businesses operated by our licensors and major retailers to facilitate customer engagement or by building out our own digital capabilities.

●	Opportunity for long-term profitability in our retail operations: In June 2020, we commenced a restructuring of our retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. All store closings included in the restructuring were completed as of the end of fiscal 2021. After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld retail operations. We believe that this restructuring plan will enable us to greatly reduce our retail losses and to ultimately position this segment to become profitable.

Our Strengths

Broad portfolio of globally recognized brands.  In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of more than 30 licensed and proprietary brands anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris, which have strong brand equity and long-standing consumer appeal. We believe that these five globally recognized power brands have potential for future growth. Our overall brand portfolio includes other complementary brands that are diversified across product categories, price points, demographics, occasions, fits and sizes, and styles and genres. Our proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York and Wilsons Leather. We believe we are a licensee of choice for well-known brands, consisting of fashion brands including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, and Dockers and team sports oriented brands, including the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We believe that our well-diversified brand portfolio with power brands and complementary brands is well positioned to satisfy ongoing consumer needs and preferences. Additionally, our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major customers to select us as a partner of choice for their own private label programs.

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
Jessica Howard
Black Rivet
Wilsons Leather

Long-standing relationships forged with retailers and license partners through emphasis on design, sourcing and quality control. We believe our core strengths provide a foundation that drives our partnerships with retailers and licensors. Our in-house design and merchandising teams design substantially all of our licensed, proprietary and private label products, and our designers work closely with our licensors and private label customers to create designs and styles that represent the look they seek to project. We believe that we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our service, brand stewardship and industry expertise have allowed us to continue to deliver as a go-to preferred partner for many of our customers.

Well-developed supply chain infrastructure is a key core competency that leverages strong vendor relationships developed over the past 40 years. We have long-standing, trust-based relationships with our vendors that form the foundation of our global supply chain that has been built upon over the last 40 years. We have a network of worldwide suppliers that allows us to access the highest quality products, negotiate competitive terms without relying on any single vendor, access new technology and design insights, and enhance our market intelligence. We support and cultivate these relationships by continuously investing management time while also maintaining a physical presence in key jurisdictions. We employ a quality control team and a sourcing group to ensure the quality of our products, as well as local teams that operate on the ground with a hands-on approach and a deep-rooted knowledge base with respect to our manufacturers. By working closely with our global partners on all aspects of the supply chain, we aim to safeguard against potential disruptions. We believe that we have a long-standing competitive advantage with our current supply chain partners and we continue to focus on broadening the breadth and depth of our inventory sourcing capabilities. We continue to diversify our product portfolio and mix and we have proactively reduced the percentage of our inventory that is sourced from China. Inventory sourced by us from China represented 32.8% of inventory purchased in fiscal 2021 compared to 49.5% in fiscal 2020 and 61.5% in fiscal 2019. We continue to focus on methods aimed at bolstering production and devising and implementing strategies to further diversify our production base and expand sourcing capabilities across the globe while leveraging best practices and strong vendor relationships.

Diversified business mix across customers, price points, products, and distribution channels.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 1,300 customers, including a cross section of retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington, as well as membership clubs such as Costco and Sam’s Club. We also sell to pure play online retail partners such as Amazon and Fanatics. Our strong relationships with retailers have been established through many years of personal customer service and our objective of meeting or exceeding retailer expectations. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment. As economic conditions waver and consumer trends change, we believe that our deep-rooted relationships across the retail landscape, diversified brands serving all types of consumers and our product portfolio mix that covers all price points allow us to operate on a flexible and advantageous basis.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Wayne S. Miller, our Chief Operating Officer, has been with us for over 20 years, Neal S. Nackman, our Chief Financial Officer, has been with us for over 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 15 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions and several joint ventures over the last 15 years, while also adding numerous new licenses and licensed products to our portfolio.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 25 years. Sales of licensed products accounted for 64.5% of our net sales in fiscal 2021, 59.4% of our net sales in fiscal 2020 and 57.4% of our net sales in fiscal 2019.

Our most significant licensor is Calvin Klein with whom we have license agreements for wholesale sales in the United States and Canada. We have also entered into distribution agreements with respect to Calvin Klein luggage in a number of foreign countries. In June 2019, we expanded our relationship with Calvin Klein by entering into a license agreement with an initial term of five years for the design, production and wholesale distribution of Calvin Klein Jeans women’s jeanswear in the United States and Canada.

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada. We recently extended the license agreements with Tommy Hilfiger for apparel and outerwear through 2025.

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

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2023	None
Calvin Klein (Women's outerwear)	December 31, 2023	None
Calvin Klein (Women's dresses)	December 31, 2023	None
Calvin Klein (Women's suits)	December 31, 2023	None
Calvin Klein (Women's performance wear)	December 31, 2023	None
Calvin Klein (Women's better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Men's and women's swimwear)	December 31, 2023	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Cole Haan (Men's and women's outerwear)	December 31, 2023	December 31, 2025
Dockers (Men's outerwear)	November 30, 2024	None
Guess/Guess? (Men's and women's outerwear)	December 31, 2023	None
Guess/Guess? (Women's dresses)	December 31, 2023	None
Karl Lagerfeld Paris (Women's and men's apparel, women's handbags, women's and men's footwear and luggage)	December 31, 2021	None
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2022	December 31, 2025
Kensie (Women's dresses)	January 31, 2023	None
Levi's (Men's and women's outerwear)	November 30, 2024	None
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2021	None
Tommy Hilfiger (Women's apparel)	December 31, 2025	None
Tommy Hilfiger x Leagues	December 31, 2024	None
Vince Camuto (Women's dresses)	December 31, 2025	None
Team Sports Licenses
Collegiate Licensing Company	December 31, 2021	None
Major League Baseball	December 31, 2023	None
National Basketball Association	September 30, 2021	None
National Football League	March 31, 2024	None
National Hockey League	June 30, 2022	None
Starter	December 31, 2024	December 31, 2029

We have continually sought to increase our portfolio of name brands, product offerings and tiers of distribution because we believe that consumers prefer to buy brands they know and brand owners prefer to engage licensees who have a successful track record of developing brands.

Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products), and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements may also restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or otherwise fail to meet our material obligations under a license agreement, a licensor usually will have the right to terminate our license. License agreements also typically restrict our ability to assign or transfer the agreement without the prior written consent of a licensor and generally provide that a change in control, including as a result of the acquisition of us by another company, is considered to be a transfer of the license agreement that would give a licensor the right to terminate the license unless it has approved the transaction. Our ability to renew a license agreement may be subject to the discretion of the licensor or to attaining minimum sales and/or royalty levels and to our compliance with the provisions of the agreement.

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We also acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, a premier swimwear and resort wear brand. In our most significant acquisition, we acquired Donna Karan International (“DKI”), which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands. We currently design, manufacture, distribute and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories. We continue to seek new licensing opportunities to broaden the reach of these brands.

DKNY and Donna Karan

DKI owns two of the world’s most iconic fashion brands: DKNY and Donna Karan. First launched in 1984, DKI designs, sources, markets, retails and distributes collections of women’s and men’s clothing, sportswear, accessories and shoes under the DKNY and Donna Karan brand names. We acquired DKI in 2016.

Based on DKNY’s and Donna Karan’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop an even stronger licensing and distribution base. We believe that both the DKNY and Donna Karan brands have the potential for significant growth. In addition, we expect increased revenues from licensing and from sales growth across many categories of the business.

Our DKNY products are designed to provide a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DNA of the DKNY brand and emphasize a strong price-value relationship. We believe that DKNY has the potential to be a premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, digital sites and international brand partners and distributors. We launched our first DKNY Jeans collection in fiscal 2021.

We believe that the Donna Karan brand offers significant growth potential. We re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores located in the United States, such as Dillard’s, Saks Fifth Avenue, Nordstrom and Bloomingdales, as well as fine department stores internationally.

The acquisition of DKI provided us an opportunity to expand our digital retail channels. We believe there are significant opportunities to enhance the digital business of DKNY and Donna Karan, prudently expand the retail store base for DKNY over the long term and capitalize on our industry relationships to ensure premium placement for DKNY and Donna Karan product categories in department and other retail stores nationwide.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin products are sold in over 100 countries around the world. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2021, Vilebrequin products were distributed through select wholesale distribution, 98 company-operated stores and 71 licensed stores, located internationally and in the United States, as well as digitally on our websites.

Vilebrequin’s iconic designs and reputation are linked to its French Riviera heritage arising from its founding in St. Tropez over forty years ago. Vilebrequin’s men’s swimwear, which accounts for the majority of its sales, is known for its exclusive prints, wide range of colors, attention to detail, fabric quality and well-designed cuts. In addition to men’s swimwear, Vilebrequin sells a collection of women’s swimwear, children’s swimwear, men’s resort wear, women’s resort wear, children’s resort wear and related accessories including hats, beach bags, beach towels, shoes, sunglasses, watches and pool floats. We believe that Vilebrequin is a powerful brand. We plan to continue adding more company operated and franchised retail locations and increase our wholesale distribution of Vilebrequin products throughout the world.

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

We have strong relationships with category leading license partners, including, but not limited to, Estee Lauder, Fossil, Marchon and Komar. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, hosiery, intimates, eyewear, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s neckwear, men’s underwear, men’s loungewear, men’s swimwear, men’s belts and small leather goods, women’s belts and cold weather accessories, men’s and women’s socks and furniture.

We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We license the G.H. Bass brand in the United States and internationally for men’s, women’s and children’s footwear, men’s sportswear, men’s socks, women’s hosiery, men’s underwear and loungewear, and bedding and bath products.

We license the Vilebrequin brand internationally for a denim line and the Andrew Marc brand in North America for men’s and boy’s tailored clothing.

Retail Operations

As of January 31, 2021, our retail operations segment consisted of 50 stores operated under our DKNY and Karl Lagerfeld Paris brands, as well as digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses.

In June 2020, we commenced a restructuring of our retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. The closure of these stores was completed during fiscal 2021.

Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld retail operations. Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce corporate headcount and administrative costs, while expanding our store base. We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of ultimately attaining profitability in our retail operations segment.

Our DKNY stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Our Karl Lagerfeld Paris stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags and footwear.

As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com and www.wilsonsleather.com. We also sell our Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. We sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

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

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in China, Vietnam, Indonesia and, to a lesser extent, Jordan, India, Cambodia, Bangladesh, the Philippines, Turkey, Sri Lanka, and Central and South America. Vilebrequin’s products are manufactured primarily in Bulgaria, Morocco, Tunisia, Turkey, Italy and China. A small portion of our garments are manufactured in the United States.

We continue to diversify production and implement strategies to further diversify our production base. Inventory sourced by us from Vietnam represented 36.2% of inventory purchased in fiscal 2021 compared to 24.6% in fiscal 2020 and 18.2% in fiscal 2019.  Inventory sourced by us from China represented 32.8% of inventory purchased in fiscal 2021 compared to 49.5% in fiscal 2020 and 61.5% in fiscal 2019. Our experienced production teams in China, Vietnam and the Middle East support our efforts to further develop quality production partners in South East Asia and Africa.

We currently have representative offices in Hangzhou, Nanjing and Dongguan, China, as well as in Hong Kong, Vietnam, Indonesia, Bangladesh, and Jordan. These offices act as our liaison with manufacturers in the Far East. G-III’s headquarters provides these liaison offices with production orders stating the quantity, quality, delivery time and types of garments to be produced. The personnel in our liaison offices assist in the negotiation and placement of orders with manufacturers. In allocating production among independent suppliers, we consider a number of criteria, including, but not limited to, compliance, quality, availability of production capacity, pricing and ability to meet changing production requirements.

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

Vendor Code of Conduct

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

Human Capital

Our People

As of January 31, 2021, we employed approximately 2,800 employees on a full-time basis and approximately 500 employees on a part-time basis. Our need for seasonal associates will be significantly reduced with the completion of the restructuring of our retail segment. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

At G-III, our greatest assets are our employees who come to work every day with incredible dedication, drive, compassion and care. We are an Equal Opportunity Employer with policies, procedures and practices that recognize the value and worth of each individual covering matters such as safety, discrimination, harassment and retaliation. We provide training on these issues to our personnel. G-III ensures compliance with other important labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources. Our focus remains on enhancing the working environment for our employees and taking steps to ensure that G-III remains a great company to work for.

We are committed to the health and safety of our employees and customers. We have taken extra care to protect their health and safety throughout the pandemic and during these unprecedented times. Prior to reopening our office and various other facilities, we enacted a series of strict workplace policies and procedures to help keep our employees healthy and safe, and to ensure we were doing our part as a business to prevent community spread of the virus.

To ensure that we remain an employer of choice for what we believe is the most talented workforce in our industry, we have implemented initiatives across our business and geographies to develop leadership capabilities, enable meaningful professional experiences, offer a compelling employee value proposition, and create a transparent, collaborative culture. We continue to emphasize employee development and training based on our belief in the importance of learning and development.

Diversity and Inclusion

Fostering diversity and inclusion is core to our culture and business. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future. As of January 2021, 70% of G-III’s total workforce self-identify as Women and 49% self-identify as People of Color. Women currently occupy a significant portion of the top 37 management positions.

In spite of all the change and challenges we faced in fiscal 2021, our focus on enhancing the workplace has not waivered, even when that workplace has moved out of a traditional office environment. We know that in order to succeed, we must become an even more diverse, equitable, and inclusive organization.

In fiscal 2021, we bolstered our efforts to enhance diversity at every level of our organization, and began the process of adding supplemental diversity, equity, and inclusion (“DEI”) training options for our workforce. Further, we pledged our support to UNCF and will fund 10 scholarships annually, beginning spring 2021. We also launched the development of a new internship program which will bring 5 to 8 Morehouse students to G-III for a summer internship and hopefully, long-term employment upon their graduation.

In September 2020, we elected Robert L. Johnson, Founder and Chairman of The RLJ Companies, LLC and Founder and former Chairman of Black Entertainment Television (“BET”), to our Board of Directors. Robert’s success as an entrepreneur and significant business expertise across multiple industries provides a valuable perspective as we execute our business and DEI strategies. In June 2019, Victor Herrero, the former CEO of the global lifestyle brand, GUESS, was elected to the Board. As our business grows internationally, we benefit from Victor’s significant expertise in diversified apparel and accessories in North America, Europe and Asia.

Volunteerism and giving back are part of the culture at G-III. We provide meals for the families at Ronald McDonald House and support a variety of organizations including City Harvest, Delivering Good, the Muscular Dystrophy Association, FDNY Foundation, PRIDE month with Hetrick Martin Institute and the Women in Need program. In addition, G-III has made a three-year commitment to the United Negro College Fund to support 10 scholarships per year. We are also working to train and foster diverse talent through a partnership with Morehouse College. For the next 3 years we have also made a financial commitment to support Fashion Institute of Technology’s Social Justice Scholarship Fund.

Talent Acquisition, Development and Retention

Hiring, developing and retaining employees is critically important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention.

Our commitment to developing industry talent extends beyond our own walls. As a proud founding partner of the Design Entrepreneurs NYC program at FIT, launched in 2012, G-III is working to ensure the talent pipeline is filled with diverse and experienced industry professionals with the same entrepreneurial spirit upon which we were founded.

Compensation, Benefits, Safety and Wellness.

G-III offers market competitive salaries and wages and comprehensive health and retirement benefits to eligible employees. In fiscal 2021, and with the onset of the coronavirus pandemic, we expanded our work from home programs and flexible leave policies to ensure employees were afforded the time they needed to manage family and other obligations and challenges.

G-III recognizes that each of our employees faced specific, pandemic-related challenges outside the workplace both while working remotely and upon their return to in-person work. We have implemented a social distancing policy and enhanced cleaning protocols, as well as upgrading our HVAC and ventilation systems. To help our teams navigate and manage the challenges imposed by the pandemic, we also implemented more flexible leave and paid-time-off policies.

Corporate Social Responsibility

Fiscal 2021 was an immensely challenging year for us and for our industry. With the hard work, conviction and a commitment to the greater good that have always characterized our business, G-III made strides across our Corporate Social Responsibility (“CSR”) agenda, maintaining a strong commitment to each of our core CSR principles: Engage our People, Protect our Environment and Invest in Our Communities. We also laid the groundwork for and are taking steps to formalize, enhance, and scale our CSR programs.

●	Engage Our People – As a leader in the apparel and accessories industry, we know that our success relies on maintaining our talented, passionate and engaged workforce. Over the last year, as we navigated the impact of the pandemic and economic shutdown, our employees were resilient and focused, ensuring our business continued uninterrupted and enabling progress across our CSR initiatives.

Throughout fiscal 2021, we made progress in our social compliance program, implementing multi-brand training sessions and shared audit programs (piloted in 2019) that extend our reach to more stakeholders. As more of these audits are conducted, we ensure a larger labor force is protected. G-III also joined the Social Labor Convergence Program (“SLCP”) and moved closer to adopting it throughout the supply chain. This industry-wide program allows factory-level audits to be shared with other brands and retailers, shifting resources to remediation efforts, as needed. We are also enhancing our cotton sourcing traceability and have engaged ORITAINTM to provide tools to verify that our vendor’s cotton is not sourced from regions known to employ forced labor. We will continue to address this complex matter as it evolves.

●	Protect Our Environment - G-III is working hard to reduce the environmental impact of our business and supply chain across our many brands, and we are encouraged by the knowledge we gained in fiscal 2021. We are developing and validating our sustainable textile policy across our company brands.

Of note, our proprietary Vilebrequin brand stands out for its commitments and sustained action to reduce its environmental impact. In fiscal 2021, over 20% of its products was made from sustainable fabrics and, in fiscal 2022, over 60% of its globally recognizable swim collection is expected to be made from these fabrics. Vilebrequin is working toward an ambitious goal of having 80% of its products manufactured from sustainable fabrics by 2025. This year, the brand is launching the Vilebrequin Foundation which will focus on three key priorities: preserving marine biodiversity, fostering environmental preservation for our children, and reducing the fashion industry’s environmental impact.

●	Invest in Our Communities – Despite fiscal 2021’s many challenges, our support for our non-profit partners continued uninterrupted. We provided meaningful funding to organizations such as the Ronald McDonald House of New York (RMHNY), UNCF, City Harvest, Women in Need, My Friend’s Place, the Hetrick-Martin Institute, and DeliveringGood.

We also sourced and donated hundreds of thousands of masks, as well as medical supplies and personal protective equipment to first responders, medical care workers, and health care facilities across the globe. All the while, our employees continued generously volunteering their time to a myriad of non-profit organizations working to make the world a greener, healthier, safer and more equitable place.

Over the last year, fulfilling our responsibilities to employees, partners, investors, and the global community remained one of our priorities. Even during this year of crisis and disruption, we took action and made substantive progress in advancing our CSR agenda. Our business continues to drive value for all of our stakeholders, and it is striving to make a positive impact on our communities and the world around us.

Customs and Trade Issues

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for products and the imposition of export duties. United States Customs duties on our products presently range from duty free to 37.5%, depending upon the product, composition, construction and country of origin. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the tariffs imposed on steel and aluminum and the imposition of tariffs on goods manufactured in China, could adversely affect our business. Under the provisions of the World Trade Organization (“WTO”) agreement governing international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” the United States and other WTO member countries have eliminated quotas on textiles and apparel-related products from WTO member countries. As a result, quota restrictions generally do not affect our business in most countries.

Apparel and other products sold by us are also subject to regulations that relate to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,300 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, G.H. Bass, Vilebrequin, Andrew Marc, Karl Lagerfeld Paris and Wilsons Leather businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon and Fanatics.

Sales to our ten largest customers accounted for 73.3% of our net sales in fiscal 2021, 72.4% of our net sales in fiscal 2020 and 69.7% of our net sales in fiscal 2019. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 20.9% of our net sales in fiscal 2021, 26.3% of our net sales in fiscal 2020 and 24.8% of our net sales in fiscal 2019. In addition, sales to TJX Companies accounted for an aggregate of 12.9% of our net sales in fiscal 2021, 13.2% of our net sales in fiscal 2020 and 12.4% of our net sales in fiscal

2019. The loss of either of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products in Canada, Central America, South America, Europe, the Middle East, the Far East and Australia, which, on a combined basis, accounted for approximately 14.6% of our net sales in fiscal 2021, 12.2% of our net sales in fiscal 2020 and 13.7% of our net sales in fiscal 2019.

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

As digital sales of apparel continue to increase, we are developing initiatives to increase our digital presence through our own web sites and through the websites of our retail partners. We are working closely with our retail partners to provide consumers with a high quality viewing experience for our products. We are also working to increase our digital sales through marketing, social influencers and other online drivers of sales.

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters. Net sales during the third and fourth quarters accounted for approximately 66% of our net sales in fiscal 2021, 60% of our net sales in fiscal 2020 and 61% of our net sales in fiscal 2019. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We also use the licensed Karl Lagerfeld Paris brand in our retail operations segment. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	70	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	61	Vice Chairman, President and Director
Wayne S. Miller	63	Chief Operating Officer and Secretary
Neal S. Nackman	61	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	44	Executive Vice President and Director

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

ITEM 1A.    RISK FACTORS.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operating results, our financial condition, the trading prices of our securities and the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described in this Annual Report on Form 10-K.

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

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

●	the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
●	“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, brick-and-mortar retailers, including stores operated by us, as a result of store closures or reduced operating hours and decreased retail traffic;
●	significant increases in online shopping and by other digital means, or other changes in consumer behavior, have been accelerated by COVID-19 and could adversely affect our sales;

●	difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to operate our business
●	a prolonged disruption of our business may impact our ability to satisfy the terms of our ABL Credit Agreement, including the covenants contained in that agreement, which could constitute an event of default under the terms of the ABL Credit Agreement, which may result in an acceleration of payment under that agreement or other debt agreements;
●	our success in attempting to negotiate temporary royalty relief from our licensors, reduce operating costs and conserve cash;
●	the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
●	a more promotional retail environment or our ability to move existing inventory, which may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write-down the value of inventory, and increase the costs and expenses of updating and replacing inventory, negatively impacting our margins;
●	the risk that continued social distancing measures and general consumer behaviors due to the COVID-19 pandemic may continue to impact mall and store traffic and that the re-occurrence of COVID-19 outbreaks or the fear of additional outbreaks could cause governments to impose additional restrictions and customers to avoid public places, such as malls and outlets, where the retail stores of our wholesale customers and our stores are located;
●	the increase in the number of personnel working offsite may make our business more vulnerable to cybersecurity breach attempts, and, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity; and
●	we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, indefinite-lived intangible assets, long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

Restrictions on travel and group gatherings, the closing or reduced operation of restaurants, sports leagues and all forms of communal entertainment and the fear of contracting COVID-19 have materially adversely affected store traffic and retail sales. Most retail store chains and shopping malls operated on a reduced basis during the second half of fiscal 2021 compared to pre-pandemic operations. The onset of additional COVID-19 waves threatens future periods of mandated store closures and additional restrictions on consumers that would limit commercial behavior. Certain states and cities reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and phased reopenings. While some of these restrictions have since expired, others have recently been reinstated in certain states or cities which saw a new spike in COVID-19 cases.  Such restrictions could be reinstated in the same or other areas as COVID-19 cases increase which could result in additional retail store restrictions or closures. If the retail economy continues to weaken and/or consumers continue to reduce purchases in the near or long-term as a result of the negative effects of on the U.S. and worldwide economies caused by COVID-19, retailers may need to further reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the COVID-19 outbreak and the governmental restrictions imposed in the United States and around the world as a result thereof would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain the outbreak or to treat its impact, as well as the uncertainty associated with the timing and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19, makes it difficult to forecast its effects on our fiscal 2022 results. Our results of operations for fiscal 2021 reflected the impacts of the COVID-19 pandemic and we expect that fiscal 2022 will likely reflect further impacts. It is difficult, if not impossible, at this time to predict the magnitude of the effect of the COVID-19 outbreak on our business and results of operations. However, we expect our results for fiscal 2022 to be materially adversely affected as a result of the impact of COVID-19.

Risk Factors Relating to Our Wholesale Operations

The failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2021, net sales of licensed product accounted for 64.5% of our net sales compared to 59.4% of our net sales in fiscal 2020 and 57.4% of our net sales in fiscal 2019.

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

As of January 31, 2021, we have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, which are owned by PVH. Net sales of these two brands owned by PVH constituted approximately 53.5% of our net sales in fiscal 2021 and approximately 50.0% of our net sales in fiscal 2020. Any adverse change in our relationship with PVH, or in the reputation of Calvin Klein or Tommy Hilfiger, would have a material adverse effect on our results of operations.

Our business and the success of our products could be harmed if we are unable to maintain or enhance the images of our proprietary brands.

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. The ownership of the DKNY and Donna Karan brands expanded our portfolio of proprietary brands that also includes G.H. Bass, Vilebrequin, Andrew Marc and Wilsons Leather, among others. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of the Company or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Strategic initiatives undertaken by our customers, including developing their own private labels brands, selling national brands on an exclusive basis or reducing the number of vendors they purchase from, could also impact our sales to these customers. There is a trend among major retailers to concentrate purchasing among a narrowing group of vendors. To the extent that any of our key customers reduces the number of its vendors and, as a result, reduces or eliminates purchases from us, there could be a material adverse effect on us.

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 73.3% of our net sales in fiscal 2021, 72.4% of our net sales in fiscal 2020 and 69.7% of our net sales in fiscal 2019, with the Macy’s Inc. group accounting for approximately 20.9% of our net sales in fiscal 2021, 26.3% of our net sales in fiscal 2020 and 24.8% of our net sales in fiscal 2019. In addition, TJX Companies accounted for approximately 12.9% of our net sales in fiscal 2021, 13.2% of our net sales in fiscal 2020 and 12.4% of our net sales in fiscal 2019. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by Macy’s or other large retailers could adversely affect our sales.

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

Risks Relating to Our Retail Operations

Our ongoing retail operations after completion of the restructuring may continue to incur losses if the revisions to our retail operations that we plan to implement do not significantly improve our results of operations.

Our retail operations segment reported an operating loss of $126.8 million in fiscal 2021, $74.6 million in fiscal 2020 and $49.0 million in fiscal 2019. After completion of the restructuring, this segment may continue to report operating losses for the near term. Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce corporate headcount and administrative costs, while expanding our store base. We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of ultimately attaining profitability in our retail operations segment. If we are not successful in implementing and managing our plans with respect to operating our retail business after completion of the restructuring, we may not be able to achieve operating enhancements, sales growth and/or cost reductions, which could adversely impact our business, results of operations and financial condition.

Restructuring of our retail operations resulted in our incurring charges for impairment of retail assets. We have recorded asset impairments in the past and may be required in the future to record impairments of fixed assets or right-of-use assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our assets related to the operation of our retail stores requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements, operating lease assets, right-of-use assets or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. We recorded impairments related to our retail operations of $16.8 million, net of gain on lease modifications, in fiscal 2021, $19.8 million, net of gain on lease modifications, in fiscal 2020, and $2.8 million in fiscal 2019. We may be required to record additional impairments or other charges relating to restructuring our retail operations. The recording of additional impairments or other charges in the future may have a material adverse impact on our business, financial condition and/or future results.

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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2020, our outlet stores continued to experience a reduction in consumer traffic, which adversely affected the results of our retail operations segment. In fiscal 2021, traffic at all retail stores has been significantly adversely affected by the COVID-19 pandemic. Although stores have re-opened, subject to operational restrictions imposed by governments, we cannot predict if stores will be forced to close again or have their operations more severely restricted, how long store closures or more severely restrictions would be in effect as a result of additional outbreaks, whether additional outbreaks will affect purchases by consumers at retail stores or how large an effect additional outbreaks will have on retail sales volume.

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

We are investing in our digital business and seeking to increase the amount of business derived from our digital operations. The successful operation and expansion of our digital business, as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits, depends on operating an appealing digital platform and providing an efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our digital business include:

●	the security or failure of the computer systems, including those of third-party vendors, that operate our digital sites including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches or other cybersecurity concerns, system upgrades or migration of these services to new systems;
●	disruptions in the Internet or telecom service or power outages;
●	reliance on third parties for computer hardware and software and merchandise deliveries;
●	rapid technology changes;
●	the failure to deliver products to customers on-time, as ordered and without damage or to satisfy customer expectations;
●	credit or debit card fraud and other payment processing issues;
●	liability for online content; and
●	consumer privacy concerns and regulations.

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

Part of our growth strategy is to pursue acquisitions. The negotiation of potential acquisitions as well as the integration of acquired businesses could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition or an acquisition may fail to generate expected financial results. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy. If acquisitions disrupt our operations, our business may suffer.

We conduct certain of our operations through joint ventures. Joint ventures could fail to meet our expectations or cease to deliver anticipated benefits. There could also be disagreements with our joint venture partners that could adversely affect our interest a joint venture.

Historically, we owned 49% in each of two joint ventures, one that licenses to G-III the right to produce and sell Karl Lagerfeld Paris products in the United States, Mexico and Canada and one that licenses the right to produce and sell DKNY and Donna Karan products in China. Effective December 1, 2020, we increased our ownership interest in the joint venture that licenses DKNY and Donna Karan products in China to 75%. We may enter into additional joint ventures in the future. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

We may need additional financing to continue to grow.

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our ABL Credit Agreement which extends to August 2025 and replaced our revolving credit facility. Our growth is dependent on our ability to continue to be able to extend and, if necessary, increase this credit facility. We also issued Senior Secured Notes in fiscal 2021 that replaced our term loan. While we were recently able to refinance our debt, we cannot be sure we will be able to continue to secure alternative financing on satisfactory terms or at all. The loss of the use of our credit facility or the inability to replace this facility or the Senior Secured Notes when each expires or matures would materially impair our ability to operate our business.

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately 66% of our net sales in fiscal 2021, 60% of our net sales in fiscal 2020 and 61% of our net sales in fiscal 2019. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

Fluctuations in the price, availability and quality of raw materials used in our products could have a material adverse effect on our cost of sales or our ability to meet the demands of our customers. We compete with numerous entities for supplies of materials and manufacturing capacity. Raw materials are vulnerable to adverse climate conditions, animal diseases and natural disasters that can affect the supply and price of raw materials. We may not be able to pass on all or any portion of higher raw material prices to our customers. Future increases in raw material prices could have an adverse effect on our results of operations.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc and Wilsons Leather businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Counterfeit products may reduce our net sales and may also damage our brands due to their lower quality. If we are unable to protect, maintain or enforce our intellectual property rights against third parties, our business, financial condition and results of operations may be materially adversely affected.

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

We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks, to third parties. If our licensees fail to successfully market and sell licensed products, or fail to obtain sufficient capital or effectively manage their business operations, customer relationships, labor relationships, supplier relationships or credit risks, this could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.

We also rely on our licensees to help preserve the value of our brand. Although we attempt to protect our brand through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brand by our licensees. Although we make efforts to police the use of our trademarks by our licensees, we cannot be certain that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be harmed. Moreover, the misuse of our brand by, or negative publicity involving, a licensee, could have a material adverse effect on our brand and on us.

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

The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear, footwear and other apparel and accessories tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Retailers have also responded to the shift in the types of apparel purchased by consumers based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. Uncertainties regarding future economic prospects, including as a result of the COVID-19 pandemic, may affect consumer-spending habits and could have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions, including as a result of the COVID-19 pandemic, has, caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Lord & Taylor, which had filed for bankruptcy, has announced that it is liquidating its business and closing all stores, JC Penney and Christopher & Banks, each of which is a customer of ours, have filed for bankruptcy and Macy’s and Kohl’s, as well as other store chains, have announced their intention to close stores.  Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

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

Risks Related to Our International Operations

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China and Vietnam, political or economic instability in China, Vietnam or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from China represented approximately 32.8% of our inventory purchased in fiscal 2021, 49.5% of our inventory purchased in fiscal 2020 and 61.5% of our inventory purchased in fiscal 2019. Products sourced from Vietnam represented approximately 36.2% of our inventory purchased in fiscal 2021, 24.6% of our inventory purchased in fiscal 2020 and 18.2% of our inventory purchased in fiscal 2019.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. We sourced 10.7% of our purchases in fiscal 2021 from one vendor in Vietnam. We sourced 11.4% of our purchases in fiscal 2020 and 14.4% of our purchases in fiscal 2019 from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan and Vilebrequin businesses. The strength of the economy in Europe is uncertain and has been significantly affected by the impacts of the COVID-19 pandemic. There is some concern that certain European countries may default in payments due on their national debt obligations and from related European financial restructuring efforts. If such defaults were to occur, or if European financial restructuring efforts create their own instability, current instability in the global credit markets may increase. Continued financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

We are subject to numerous risks associated with international operations.

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

The new national security law adopted in Hong Kong may result in disruptions to our business operations in Hong Kong and additional tariffs and trade restrictions.

On June 30, 2020, a new security law was put into effect that would change the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis.  The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong to the United States. Further, the U.S. may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions could have an adverse impact on our results of operations. To date, no such disruptions have occurred.

Risks Related to Cybersecurity, Data Privacy and Information Technology

Laws on privacy continue to evolve, and place further limits on how we collect or use customer information could adversely affect our business.

We collect, store and process customer information primarily for marketing purposes and to improve the services we provide. There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the European Union General Data Protection Regulation (“GDPR”) became effective in May 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union (“EU”) and European Economic Area (“EEA”). Under GDPR, fines of up to 20 million Euros or 4% of a company’s annual global revenues, whichever is greater, can be imposed for violations.

The California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020, and limits how we may collect, use, and process personal data of California residents.  To comply with the CCPA, we made certain changes to our data processing practices and policies but it may require that we further modify our data processing practices and policies and incur substantial compliance-related costs and expenses. California recently enacted the California Privacy Rights Act (“CPRA”), effective January 1, 2023, which creates additional obligations regarding consumer data and could increase compliance risks, costs and expenses. Other states may decide to adopt similar privacy laws. Non-compliance with these laws could result in penalties or significant legal liability. Although we make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of non-compliance. If we fail to comply with these laws and regulations, we may additionally be subject to claims, or other obligations, as well as financial and reputational damage, which could impact our business, financial condition and results of operations.

Any limitations imposed on the use of customer information by federal, state, local or foreign governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business to further improve data security and privacy compliance, which would result in increased expenses and operating complexity, or in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. To the extent our, or our business partners’, security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, fines, penalties or other obligations, which could expose us to liability and cause damage to our reputation, brand and results of operations.

We are subject to rules relating to the processing of credit card payments. Failure to comply with these rules could result in an ability to process payments which would adversely affect our retail business.

Because we process and transmit payment card information, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (the “Standard”), and card brand operating rules (“Card Rules”). The Standard is a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council to help facilitate the broad adoption of consistent data security measures. We are required by Card Rules to comply with the Standard, and our failure to do so may result in fines or restrictions on our ability to accept payment cards. Under certain circumstances specified in the Card Rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the Standard. Such activities may reveal that we have failed to comply with the Standard. If an audit, self-assessment or other test determines that we need to take steps to remediate any deficiencies, such remediation efforts may distract the management team of our retail business and require it to undertake disruptive, costly and time-consuming remediation efforts. In addition, even if we comply with the Standard, there is no assurance that we will be protected from a security breach, which may materially affect our reputation and our ability to conduct our business. Further, changes in technology and processing procedures may result in changes to the Card Rules. Such changes may require us to make significant investments in operating systems and technology that may impact our business. Failure to keep up with changes in technology could result in the loss of business. Failure to comply with the Standard or Card Rules could result in losing certification under the PCI standards and an inability to process payments.

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

Legal and Regulatory Risks

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed in the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices.

The apparel and accessories industry has been impacted by Section 301 tariffs imposed by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018. These tariffs initially increased existing duties by 10% of the merchandise cost to us. The level of tariffs on these product categories was later increased to 25% beginning May 10, 2019.

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs would increase from 10% to 15%. A portion of the new 15% tariffs went into effect on September 1, 2019. Some of the additional tariffs on certain categories of products were delayed until December 15, 2019, but have not yet gone into effect as the United States and China entered into a “phase one” trade agreement in January 2020.

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when any additional tariffs may become effective. For fiscal 2020, approximately 49.5% of the products that we sold were manufactured in China. For fiscal 2021, approximately 32.8% of the products that we sold were manufactured in China.

The United States government continues to negotiate with China with respect to a “phase two” trade agreement, which could lead to the removal, lowering or postponement of the additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have reduced our reliance on China by moving production to other countries, including Vietnam and Indonesia. We will continue to explore alternative production partners to further diversify our sourcing network and to reduce our reliance on any one particular country. These efforts may not enable us to offset the adverse effects of any increases in tariffs.

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

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. The Tribunal has confirmed receipt of the Notice of Appeal. The deadline for filing the case brief and evidence is April 13, 2021 and a hearing date has been set for August 10, 2021.

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

The recent changes in the U.S. presidency and control of Congress could result in changes to U.S. tax laws that would have a negative impact on our results of operations. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our results of operations. Our domestic and international tax liabilities are dependent on the allocation of revenue and expenses in various jurisdictions. Significant judgment is required in determining our global provision for income taxes. Changes in the U.S. federal, state, and international tax legislations can have an adverse impact on our income tax liabilities and effective tax rate.

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

We are subject to significant corporate regulation as a public company and failure to comply with applicable regulations could subject us to liability or negatively affect the market price of our securities.

As a publicly traded company, we are subject to a significant body of regulation, including the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Select Market, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Securities and Exchange Commission and Nasdaq regularly propose and adopt new regulatory requirements.

The internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act may not prevent or detect misstatements because of certain of its limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. As a result, even effective internal controls may not provide reasonable assurances with respect to the preparation and presentation of financial statements. We cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. Discovery and disclosure of a material weakness in our internal control over financial reporting could have a material impact on our financial statements and could cause the market price of our securities to decline.

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

Other Risks Relating to Ownership of Our Common Stock

The increased focus by stakeholders on corporate responsibility issues, including those associated with environmental, social and governance issues, could negatively affect our business and operations.

Our business is susceptible to risks associated with climate change, including through disruption to our supply chain, potentially impacting the production and distribution of our products and availability and pricing of raw materials.  There is also increased focus from our stakeholders, including consumers, employees and investors, on corporate responsibility matters associated with environmental, social and governance issues. Although we have announced our corporate responsibility strategy and increased focus on these issues, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. Failure to implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2018 and March 22, 2021, the market price of our common stock has ranged from a low of $2.96 to a high of $51.20 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

We may not be able to provide financial forecasts and, if we do provide them, our actual financial results might vary from our publicly disclosed financial forecasts.

From time to time, we have publicly disclosed financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts or forecasts provided by outside investment analysts, or others, the price of our common stock may decline. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price. Similar to many other companies in our industry, we did not provide financial forecasts for the full fiscal 2021 year or for the first three quarters of fiscal 2021 due to uncertainty surrounding the financial impact of the COVID-19 pandemic on our business. While we have provided a financial forecast for the first quarter of fiscal 2022, we have decided to not to provide financial forecasts for the full fiscal 2022 year at this time. We do not have any responsibility to do so going forward or to update any of our forward-looking statements at such times or otherwise. We cannot predict if or when we will resume providing financial forecasts.

If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.

As of January 31, 2021, we had goodwill, trademarks and other intangibles in an aggregate amount of $741.8 million, or approximately 30% of our total assets and approximately 55% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKI. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively the market price of our securities.

Similar to many companies in our industry, our market capitalization was negatively impacted during certain periods during fiscal 2021 as stock prices dropped dramatically during the first quarter of fiscal 2021. The uncertainty caused by the COVID-19 outbreak made it impracticable to forecast our business with any certainty during fiscal 2021. Due to the impact of the COVID-19 pandemic on our operations, we performed a quantitative test of our goodwill and indefinite-lived intangible assets as of April 30, 2020. There were no impairments identified as of April 30, 2020. We performed either a qualitative evaluation or a quantitative test at January 31, 2021 and, while future impairment was not deemed to be a risk as of that date, the continuing uncertainty caused by the pandemic could require us to periodically evaluate the value of our intangibles with indefinite lives, including trademarks, goodwill and other long-lived assets, which could result in impairments to such assets in the future.

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

Our ability to continue to have the necessary liquidity to operate our business may be adversely impacted by a number of factors, including uncertain conditions in the credit and financial markets, which could limit the availability and increase the cost of financing. A deterioration of our results of operations and cash flow resulting from decreases in consumer spending, could, among other things, impact our ability to comply with financial covenants in the ABL Credit Agreement.

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our ABL Credit Agreement, interest rate fluctuations and the adverse impact of the COVID-19 pandemic on the U.S. and world-wide economies and on our business.

Interest rates increased in fiscal 2019, but decreased in fiscal 2020 and fiscal 2021. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. Even if the general level of interest rates does not increase, we expect to incur more interest and other charges as a result of the higher interest rates and fees to be paid in connection with the Senior Secured Notes and ABL Credit Agreement compared to the interest rates and fees that were paid in connection with the term loan and revolving credit facility that were replaced by the Senior Secured Notes and ABL Credit Agreement. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2021, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

Our access to the debt markets and the terms of such access depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. These ratings are based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Incurrence of additional debt by us could adversely affect our credit rating. Any disruptions or turmoil in the capital markets or any downgrade of our credit rating could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations. In addition, downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely have an adverse effect on the market price of our Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The offices, sales showrooms, distribution centers and warehouses that are material to us, all of which are leased, consist of:

Location	Property Type	Lease Expiration	Renewal Option	Square Footage
500 and 512 Seventh Avenue, New York City	Corporate Office and showrooms	March 2023 / March 2028	5-year	313,000
231 West 39th Street, New York City	Corporate Office and showrooms	June 2034	-	22,000
Jamesburg, New Jersey	Distribution center	December 2028	5-year	583,000
South Brunswick, New Jersey	Distribution center	January 2025	-	305,000
Carlstadt, New Jersey	Distribution center	April 2024	10-year	197,000
Brooklyn Park, Minnesota	Retail operations office, warehouse and distribution facility	April 2022	-	301,000

Retail Stores

As of January 31, 2021, we operated 98 Vilebrequin retail stores and 50 DKNY and Karl Lagerfeld Paris stores. In addition, we operated 13 DKNY stores of which we are a 75% owner. During fiscal 2021, we closed 110 Wilsons Leather stores, 89 G.H. Bass stores and 4 Calvin Klein Performance stores in connection with restructuring our retail operations business.

Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between three and ten years in duration.

Our leases expire at varying dates through 2032. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 55 stores located in Europe, 23 stores located in the United States, 10 stores located in Asia, 8 stores located in Mexico and 2 stores in the Caribbean. DKNY has 30 stores located in the United States, 3 stores located in Canada and 3 stores located in Europe. In addition, DKNY has 13 stores located in Asia through Fabco.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2022	33
2023	36
2024	17
2025	18
2026 and thereafter	57
Total	161

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

Canadian Customs Duty Examination

See “Legal Proceedings” under Note K to Notes to Consolidated Financial Statements” for a description of the Canadian customs duty examination.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market For Common Stock

The Nasdaq Global Select Market is the principal United States trading market for our common stock. Our common stock is traded under the symbol “GIII”.

On March 22, 2021, there were 19 holders of record and, we believe, approximately 21,800 beneficial owners of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2021:

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2020	—	$—	—	$2,949,362
December 1 - December 31, 2020	—	—	—	2,949,362
January 1 - January 31, 2021	255	26.96	—	2,949,362
	255	$26.96	—	$2,949,362
(1)	Included in this table are 255 shares withheld during January 2021 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In December 2015, our Board of Directors reapproved and increased a previously authorized share repurchase program from the 3,750,000 shares remaining under that plan to 5,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2016 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2016 — January 31, 2021)

ITEM 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below as of and for the years ended January 31, 2021, 2020, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements. Our audited consolidated balance sheets as of January 31, 2019, 2018 and 2017, and our audited consolidated statements of income for the years ended January 31, 2018 and 2017 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this Report) and the audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

We consolidate the accounts of all of our wholly-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by us through November 30, 2020. Effective December 1, 2020, we increased our ownership interest in Fabco to 75%. As a result, Fabco is now treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability that is 49% owned by us. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada and Fabco operates the DKNY/Donna Karan business in China through its subsidiary. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by us. KLH holds the worldwide rights to the Karl Lagerfeld brand. We account for these two investments using the equity method of accounting. Our Vilebrequin subsidiary, KLNA, KLH and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA, KLH and Fabco are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2021, the results of Vilebrequin, KLNA, KLH and Fabco are included for the year ended December 31, 2020. The Company’s retail stores report results on a 52/53-week fiscal year for the retail operations segment. The Company’s year ended January 31, 2018 was a 53-week fiscal year for the retail operations segment. All other years presented were a 52-week fiscal year for the retail operations segment.

The operating results of DKI have been included in our financial statements since December 1, 2016, the date of acquisition.

	Consolidated Income Statement Data
	Year Ended January 31,
	2021	2020	2019	2018	2017

	(In thousands, except per share data)
Net sales	$2,055,146	$3,160,464	$3,076,208	$2,806,938	$2,386,435
Cost of goods sold	1,310,704	2,042,524	1,969,099	1,752,199	1,545,107
Gross profit	744,442	1,117,940	1,107,109	1,054,739	841,328
Selling, general and administrative expenses	605,102	832,180	834,763	855,247	704,436
Depreciation and amortization	38,625	38,735	38,819	37,783	32,481
Asset impairment, net of gain on lease terminations	17,873	19,371	2,813	7,884	10,480
Operating profit	82,842	227,654	230,714	153,825	93,931
Other income (loss)	3,238	(1,149)	(2,960)	(1,413)	(580)
Interest and financing charges, net	(50,354)	(44,407)	(43,924)	(42,363)	(15,589)
Income before income taxes	35,726	182,098	183,830	110,049	77,762
Income tax expense	12,203	38,261	45,763	47,925	25,824
Net income	23,523	143,837	138,067	62,124	51,938
Less: Loss attributable to noncontrolling interests	(22)	—	—	—	—
Net income attributable to G-III Apparel Group, Ltd.	$23,545	$143,837	$138,067	$62,124	$51,938
Basic earnings per share attributable to G-III Apparel Group, Ltd.	$0.49	$2.98	$2.81	$1.27	$1.12
Weighted average shares outstanding - basic	48,242	48,209	49,140	48,820	46,308
Diluted earnings per share attributable to G-III Apparel Group, Ltd.	$0.48	$2.94	$2.75	$1.25	$1.10
Weighted average shares outstanding - diluted	48,781	48,895	50,274	49,750	47,394

	Consolidated Balance Sheet Data
	Year Ended January 31,
	2021	2020	2019	2018	2017

	(In thousands)
Working capital	$942,038	$754,728	$673,107	$612,434	$567,519
Total assets	2,436,386	2,565,137	2,208,058	1,915,177	1,851,944
Short-term debt	4,402	673	—	—	—
Long-term debt	507,950	396,794	386,604	391,044	461,756
Total stockholders' equity	1,336,241	1,290,672	1,189,009	1,120,689	1,021,236

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2021 is referred to as “fiscal 2021.”

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2020 compared to the fiscal year ended January 31, 2019 (“fiscal 2019”), other financial information related to fiscal 2019 and information with respect to Liquidity and Capital Resources at January 31, 2019 and for fiscal 2019 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by five global power brands: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. We are not only licensees, but also brand owners, and we distribute our products through multiple channels.

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York and Wilsons Leather. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

We also distribute apparel and other products directly to consumers through our own DKNY and Karl Lagerfeld retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses. In June 2020, we commenced the restructuring of our retail operations, including the closure of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. We completed the closing of our Wilsons Leather, G.H. Bass and Calvin Klein Performance stores in fiscal 2021. We believe this restructuring will enable us to reduce our losses and re-position our retail operations with a goal of becoming a profitable contributor to our business. See “―Recent Developments” for further information about our retail restructuring.

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

Recent Developments

Impact of COVID-19 Pandemic

The COVID-19 pandemic has affected businesses around the world for over a year. A national emergency was declared in the United States as a result of the COVID-19 pandemic. Federal, state and local governments and private entities mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic has had multiple impacts on our business, including, but not limited to, the temporary closure of our and our customers’ stores, disruption to both international and domestic tourism and disruption to consumer shopping habits. The COVID-19 pandemic impacted our business operations and results of operations throughout fiscal 2021 resulting in lower sales and profitability. COVID-19 could continue to have an adverse impact on our results of operations and liquidity, the operations of our suppliers, vendors and customers, and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. Even as businesses have reopened as governmental restrictions were loosened with respect to stay at home orders and various restrictions with respect to the operation of retail businesses, the ultimate economic impact of the COVID-19 pandemic is highly uncertain. We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be adversely impacted in fiscal 2022.

During this crisis we have been focused on protecting the health and safety of our employees, our customers and our communities. We have taken precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees to work remotely during the first half of fiscal 2021. During the second half of fiscal 2021, our personnel have started to work in our offices on a part-time, capacity restricted basis. Having our employees work remotely may disrupt our operations or increase the risk of a cybersecurity incident. As a result, we have taken steps to mitigate the increased cybersecurity risks associated with remote working and reliance on videoconferencing platforms.

Most of our retail partners, including our largest customer, Macy’s, closed their stores in North America during the initial reaction to the pandemic in the Spring of 2020. Some of our customers, such as Costco and Sam’s Club, remained open for business. Our retail partners have since reopened with certain limitations and restrictions. Our retail partners that closed stores asked to cancel orders and extend their payment terms with us. We continue to negotiate resolutions with our retail partners that are equitable and fiscally responsible for each of us. Certain of our retail partners have publicized actual or potential bankruptcy filings or other liquidity issues that could impact our anticipated income and cash flows, as well as require us to record additional accounts receivable reserves. In addition, we could be required to record increased excess and obsolete inventory reserves due to decreased sales or noncash impairment charges related to our intangible assets or goodwill due to reduced market values and cash flows. Further, a more promotional retail environment may cause us to lower our prices or sell existing inventory at larger discounts than in the past, negatively impacting our margins.

There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and global economies and on consumer willingness to visit stores as they re-open. Consumer businesses have re-opened in most areas of the United States under governmental social distancing and other restrictions that are expected to limit the scope of operations for an unknown period of time compared to pre-COVID-19 business operations. These restrictions are expected to adversely impact sales even as retail stores are open again. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic and the success and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19. The continued impact of COVID-19 remains highly uncertain and cannot be predicted. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive as additional waves of infections occur, or continue to occur, as a result of the loosening of governmental restrictions.

In response to these challenges, we have taken measures to preserve liquidity and contain costs that include, but are not limited to, employee furloughs, job eliminations, temporary salary reductions, reduced advertising and other promotional spending and deferral of capital projects. We also reviewed our inventory needs and worked with suppliers to curtail, or cancel, production of product which we believed would not be able to be sold in season. We have worked with our suppliers, landlords and licensors to renegotiate related agreements and extend payment terms in order to preserve capital.  During the second half of fiscal 2021, certain furloughed employees were reinstated and salaries that had been reduced were increased to their pre-pandemic levels. We also received royalty relief from certain licensors.

Refinancing of our Term Loan and Revolving Credit Facility

On August 7, 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The net proceeds of the Notes were used (i) to repay our prior term loan facility due 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes. The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.

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

For a description of the Notes, the ABL Credit Agreement and our other debt instruments, see “Liquidity and Capital Resources” under this Item 7 of this Annual Report on Form 10-K.

Restructuring of Our Retail Operations Segment

In June 2020, we commenced a restructuring of our retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. All store closings included in the restructuring have been completed as of the end of fiscal 2021.

After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld retail operations. In addition to the stores operated as part of our retail operations segment, as of January 31, 2021, Vilebrequin products were distributed through 98 company-operated stores and owned digital channels in Europe and the United States, as well as through 71 franchised locations.

In connection with the restructuring of our retail operations, we incurred an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The cash portion of this charge was approximately $65 million.

Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce corporate headcount and administrative costs, while expanding our store base. We need to successfully implement this strategy in order to significantly reduce the losses in our retail operations with the goal of ultimately attaining profitability in our retail operations segment.

Fabco

Fabco Holding B.V (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by us through November 30, 2020. Effective December 1, 2020, we acquired an additional ownership interest in Fabco for nominal consideration, resulting in an increase of our ownership interest in Fabco to 75%. Effective December 1, 2020, Fabco is a consolidated majority-owned subsidiary of ours. Prior to December 1, 2020, we accounted for our investment in Fabco using the equity method of accounting. Fabco operates our DKNY business in China through its subsidiary.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. In June 2020, we commenced the restructuring of our retail operations, including the closure of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. The closure of these stores was completed during fiscal 2021. After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather.

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

We sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com and www.wilsonsleather.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

A number of retailers are experiencing financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the announced store closing plans for Macy’s, the bankruptcy and announced liquidation of Century 21 and Lord & Taylor, the announced bankruptcy filings of JC Penney, Neiman Marcus, Christopher & Banks and other retailers and the potential bankruptcy of additional retailers. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Tariffs

The apparel and accessories industry has been impacted by Section 301 tariffs imposed by the United States government on goods imported from China. Tariffs on handbags and leather outerwear imported from China were effective beginning in September 2018. These tariffs initially increased existing duties by 10% of the merchandise cost to us.  The level of tariffs on these product categories was later increased to 25% beginning May 10, 2019.

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs would increase from 10% to 15%. A portion of the new 15% tariffs went into effect on September 1, 2019. Some of the additional tariffs on certain categories of products were delayed until December 15, 2019, but have not yet gone into effect as the United States and China signed their Phase One Deal trade agreement in January 2020.

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when additional tariffs may become effective. For fiscal 2020, approximately 50% of the products that we sold were manufactured in China. For fiscal 2021, approximately 33% of the products that we sold were manufactured in China.

Notwithstanding the Phase One Deal, the United States government continues to negotiate with China with respect to a trade deal, which could lead to the removal, lowering or postponement of additional tariffs. If the U.S. and China are not able to resolve their differences, additional tariffs may be put in place and additional products may become subject to tariffs. Tariffs on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have reduced our reliance on China by moving product to other countries, including Vietnam and Indonesia. We will continue to explore alternative production partners to further diversify our sourcing network and to reduce our reliance on any one particular country. These efforts may not enable us to offset the adverse effects of any increase in tariffs.

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

We recognize retail sales when the customer takes possession of the goods and tenders payment, generally at the point of sale. Digital revenues from customers through our digital platforms are recognized when the customer takes possession of the goods. Our sales are recorded net of applicable sales taxes.

Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances. Under ASC 606, we now classify cooperative advertising as a reduction of net sales. Previously, cooperative advertising was recorded in selling, general and administrative expenses.

Licensing revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.

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

On February 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which had no material impact on our financial statements. Our financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. We consider our trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit we extend to our wholesale customers based on pre-defined criteria and are generally due within 30 to 60 days. Retail trade receivables primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days.

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

In accordance with ASC 350, in the first step of our goodwill impairment review, we compare the fair value of the wholesale operations reporting unit to our carrying value. If the fair value of the reporting unit exceeds our carrying value, goodwill is not impaired and no further testing is required. Similar to many companies in our industry, our market capitalization was negatively impacted during certain periods during fiscal 2021 as stock prices dropped dramatically during the first quarter of fiscal 2021. The uncertainty caused by the COVID-19 outbreak made it impracticable to forecast our business with any certainty during fiscal 2021. Due to the impact of the COVID-19 pandemic on the Company’s operations, the Company performed a quantitative test of its goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. Under the income approach, we calculated the fair value of the reporting units based on the present value of estimated future cash flows. Cash flows projections are based on management’s estimates of revenue growth rates and earnings before interest and taxes, taking into consideration industry and market conditions. The assumptions used for the impairment analysis were developed by management of each reporting unit based on industry projections, as well as specific facts relating to the reporting units. If the reporting units were to experience sales declines or be exposed to enhanced and sustained pricing and volume pressures there would be an increased risk of impairment of goodwill for the reporting units. At January 31, 2021, 2020 and 2019, we performed a qualitative evaluation where we considered the measurable performance of the wholesale operations reporting unit, our stock price and market capitalization and the current macroeconomics regarding the retail industry where our products are sold.

We also performed quantitative tests of each of our indefinite-lived intangible assets using a relief from royalty method, another form of the income approach as of April 30, 2020. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. There were no impairments identified as of April 30, 2020 as a result of these tests. We performed our annual test for intangible assets with indefinite lives as of January 31 of each year using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Critical estimates in valuing intangible assets include future expected cash flows from license agreements, trade names and customer relationships. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

In fiscal 2021, we recorded a $20.1 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores.

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

Equity Awards

Restricted Stock Units

Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and either (i) cliff vest after three years or (ii) vest over a three year period.  The grant date fair value for RSU’s are based on the quoted market price on the date of grant.  Compensation expense for RSU’s is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

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

Results of Operations

The following table sets forth our operating results as a percentage of our net sales for the fiscal years indicated below:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.8	64.6	64.0
Gross Profit	36.2	35.4	36.0
Selling, general and administrative expenses	29.4	26.3	27.1
Depreciation and amortization	1.9	1.2	1.3
Asset impairments, net of gain on lease terminations	0.9	0.6	0.1
Operating profit	4.0	7.3	7.5
Other income (loss)	0.2	—	(0.1)
Interest and financing charges, net	(2.5)	(1.4)	(1.4)
Income before income taxes	1.7	5.9	6.0
Income tax expense	0.6	1.2	1.5
Net income	1.1	4.7	4.5
Less: Loss attributable to noncontrolling interests	—	—	—
Net income attributable to G-III Apparel Group, Ltd.	1.1%	4.7%	4.5%

Year ended January 31, 2021 (“fiscal 2021”) compared to year ended January 31, 2020 (“fiscal 2020”)

Net sales for fiscal 2021 decreased to $2.06 billion from $3.16 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.92 billion from $2.86 billion in the comparable period last year. We experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America beginning in mid-March, 2020, including our largest customer, Macy’s. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020. However, a majority of these stores continue to operate under governmental mandated social distancing restrictions as the COVID-19 pandemic continues to affect large portions of North America. The governmental restrictions imposed in connection with the COVID-19 pandemic have resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021.

Net sales of our retail operations segment decreased to $170.4 million from $385.9 million in the same period last year. This decrease primarily reflected reduced demand as a result of disruptions related to COVID-19 and the liquidation of our Wilsons and G.H. Bass stores. Same store sales decreased across all store brands due to the COVID-19 related store closures and reduced store traffic. In addition, the decrease in domestic and international tourism resulting from COVID-19 travel restrictions also had a negative impact on net sales of our retail operations segment. As we proceeded to liquidate inventory and close stores in connection with the restructuring of our retail operations segment beginning during the second quarter of fiscal 2021, net sales were also negatively impacted by the significant promotional activity involved in liquidation sales of inventory in the stores we were closing. Net sales of our retail operations segment also declined due to the decrease in the number of stores operated by us from 282 at January 31, 2020 to 50 at January 31, 2021.

Gross profit was $744.4 million, or 36.2% of net sales, for fiscal 2021 and compared to $1.12 billion, or 35.4% of net sales, last year. The gross profit percentage in our wholesale operations segment was 35.9% for the year ended January 31, 2021 as compared to 32.7% for the year ended January 31, 2020. The gross profit percentage for our wholesale segment was positively impacted by the reversal of previously anticipated markdown accruals that are no longer necessary due to the reduction in sales to our retail customers. The gross profit percentage in our retail operations segment was 33.6% for the year ended January 31, 2021 compared to 46.7% for the same period last year. The gross profit percentage for our retail segment was negatively impacted by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and liquidation sales in connection with the restructuring of our retail operations segment.

Selling, general and administrative expenses decreased to $605.1 million in fiscal 2021 from $832.2 million in fiscal 2020. The decrease in expenses was primarily due to a decrease of $138.6 million in personnel costs including salaries, bonuses, share-based compensation and other incentives and benefits as a result of employee furloughs, job eliminations and decreased profitability. In addition, there were decreases of $40.5 million in advertising, $22.8 million in rent and facility costs and $19.3 million in third-party warehouse expenses. These decreases were related to reduced sales driven by the COVID-19 pandemic and the restructuring of our retail operations segment. These decreases were offset, in part, by a $14.0 million increase in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or potential bankruptcy filings and $4.8 million of professional fees incurred in connection with the restructuring of our retail operations segment.

Depreciation and amortization expense was $38.6 million in fiscal 2021 and $38.7 million in fiscal 2020.

In fiscal 2021, we recorded a $17.9 million impairment charge, net of gain on lease terminations, related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores.  In fiscal 2020, we recorded a $19.4 million impairment charge, net of gain on lease terminations, related to leasehold improvements, furniture and fixtures and operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores.

Other income was $3.2 million in fiscal 2021 compared to other loss of $1.2 million in fiscal 2020. This increase is primarily the result of recording $2.7 million of income related to the increased equity interest we acquired in Fabco. In addition, we recorded $0.1 million of foreign currency losses during fiscal 2021 compared to $1.5 million of foreign currency losses during fiscal 2020.

Interest and financing charges, net for fiscal 2021, were $50.4 million compared to $44.4 million for fiscal 2020. The increase is primarily due to a $6.5 million charge to interest expense to extinguish debt issuance costs upon the repayment of our term loan facility and amendment of our revolving credit facility.

Income tax expense for fiscal 2021 was $12.2 million compared to $38.3 million for the prior year. Our effective tax rate was 34.2% in fiscal 2021 compared to 21.0% in the prior year. This increase in our effective tax rate is primarily the result of the significant reduction in pretax book income in relation to tax expense mainly because foreign taxable losses had lower rates of tax benefit.

Liquidity and Capital Resources

Cash Requirements and Trends and Uncertainties Affecting Liquidity

We rely on our cash flows generated from operations and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The primary cash requirements of our business usually are the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The rapid expansion of the COVID-19 pandemic resulted in a sharp decline in net sales and net income during fiscal 2021, which had a corresponding impact on our liquidity. We were focused on preserving our liquidity and managing our cash flow during these unprecedented conditions. We had taken preemptive actions to enhance our ability to meet our short-term liquidity needs including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in discretionary expenses, deferring certain lease payments and deferral of capital projects. During the quarter ended October 31, 2020, certain furloughed employees were reinstated and salaries that had been reduced where increased to their pre-pandemic levels. We have received royalty relief from certain licensors.

As of January 31, 2021, we had cash and cash equivalents of $351.9 million and availability under our revolving credit facility in excess of $450.0 million. As of January 31, 2021, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

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

We incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASU 2015-15, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes.

Second Amended and Restated ABL Credit Agreement

On August 7, 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and our subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2021, the Company was in compliance with these covenants.

As of January 31, 2021, we had no borrowings outstanding under the ABL credit agreement. As of January 31, 2021, interest under the ABL credit agreement was being paid at an average rate of 2.04% per annum. The ABL credit agreement also includes amounts available for letters of credit.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. We have a total of $8.0 million debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 2015-15, the debt issuance costs have been deferred and are presented as an asset which is to be subsequently amortized ratably over the term of the ABL Credit Agreement.

Term Loan Credit Agreement

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. Certain unsecured loans will require monthly installment payments beginning in fiscal 2022 and fiscal 2024. The unsecured loans have maturity dates ranging from September 15, 2024 through October 22, 2026. As of January 31, 2021, TRB had an aggregate outstanding balance of €7.4 million under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2021, TRB had an aggregate €2.5 million drawn under these various facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our asset-based credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations. The reduction in net sales in the current year resulted in reductions in our seasonal inventory needs in the current year, and as a result, there were no borrowings outstanding under the ABL Credit Agreement as of January 31, 2021.

We had no borrowings outstanding under our ABL Credit Agreement at January 31, 2021 and January 31, 2020. We had $400 million in borrowings outstanding under the Notes at January 31, 2021. We had $300.0 million in borrowings outstanding under the Term Loan Credit Agreement at January 31, 2020. Our contingent liability under open letters of credit was approximately $10.5 million at January 31, 2021 and $11.8 million at January 31, 2020. In addition to the amounts outstanding under these two loan agreements, at January 31, 2021 and 2020, we had $125.0 million of face value principal amount outstanding under the LVMH Note. We had an aggregate of €7.4 million ($9.1 million) and €2.6 million ($2.9 million) outstanding under Vilebrequin’s various Unsecured Loans as of January 31, 2021 and January 31, 2020, respectively. We also had €2.5 million ($3.0 million) outstanding under Vilebrequin’s Overdraft Facilities as of January 31, 2021.

Share Repurchase Program

Our Board of Directors has authorized a share repurchase program of 5,000,000 shares. Pursuant to this program, during fiscal 2020 we acquired 1,327,566 of our shares of common stock for an aggregate purchase price of $35.2 million and during fiscal 2019 we acquired 723,072 of our shares of common stock for an aggregate purchase price of $20.3 million. No shares of common stock were acquired pursuant to this program during fiscal 2021. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2021, we had 2,949,362 authorized shares remaining under this program. As of March 22, 2021, we had approximately 48,376,636 shares of common stock outstanding.

Cash from Operating Activities

At January 31, 2021, we had cash and cash equivalents of $351.9 million. We generated $74.8 million of cash from operating activities in fiscal 2021, primarily as a result of our net income of $23.5 million, and non-cash charges in the aggregate amount of $136.5 million relating primarily to operating lease costs ($71.4 million), depreciation and amortization ($38.6 million), asset impairment charges ($20.4 million) and share-based compensation ($6.1 million). We also generated cash from operating activities from decreases of $143.5 million in inventories, $38.9 million in accounts receivable and $24.5 million in prepaid expenses and other current assets. These items were offset, in part, by decreases of $136.4 million in customer refund liabilities, $94.2 million in accounts payable and accrued expenses and $86.4 million in operating lease liabilities.

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

Cash from Investing Activities

In fiscal 2021, we used $20.1 million of cash in investing activities for capital expenditures and initial direct costs of operating lease assets. Capital expenditures in the period primarily related to information technology expenditures and additional fixturing costs at department stores. Operating lease assets initial direct costs in the period primarily related to payments of key money and broker fees.

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

Cash from Financing Activities

In fiscal 2021, we generated $94.8 million of cash from financing activities primarily as a result of the proceeds of $400 million from the issuance of our Notes partially offset by the $300 million repayment of our term loan facility from the proceeds of the Notes. We also made payments of $13.6 million in financing costs related to the issuance of our Notes and entering into the ABL Credit Agreement.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2021, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$259.3	$58.1	$89.7	$56.1	$55.4
Minimum royalty payments (1)	345.1	107.2	180.7	57.2	—
Long-term debt obligations (2)	537.1	4.4	128.5	403.5	0.7
Purchase obligations (3)	6.6	6.6	—	—	—
Total	$1,148.1	$176.3	$398.9	$516.8	$56.1
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: (a) $400.0 million related to our Notes that will mature in 2026, (b) $125.0 million in face principal amount of the note issued to LVMH payable in 2023, (c) $9.1 million in our various unsecured loans which have maturity dates ranging from 2025 through 2027 and requires us to make quarterly installment payments ranging from €0.1 million to €0.5 million and (d) $3.0 million in our various overdraft facilities. We had no borrowings outstanding under our revolving credit facility as of January 31, 2021.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. Interest rates decreased in fiscal 2020 and fiscal 2021. Any future increase in interest rates by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement. Based on our interest expense incurred during the year ended January 31, 2021, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $0.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2021, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2021, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 10, 2021, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2021, the last day of fiscal 2021, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2021.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,878,343 (1)	$23.63 (2)	1,811,490 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,878,343 (1)	$23.63 (2)	1,811,490 (3)
(1)	Includes outstanding awards of 1,860,098 shares of Common Stock issuable upon vesting of restricted stock units (‘‘RSUs’’) and stock options for 18,245 shares of common stock. Outstanding stock options have a weighted average exercise price of $23.63 and a weighted average remaining term of 1.5 years.
(2)	RSUs are excluded when determining the weighted average exercise price of outstanding stock options.
(3)	Under our 2015 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.6(b), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.8, 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.12, 10.13, 10.13(a), 10.14, 10.15 and 10.16.

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
4.1(a)

Indenture, dated as of August 7, 2020, among G-III Apparel Group, Ltd., the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent, relating to the 7.875% Senior Secured Notes due 2025.

		8-K	000-18183	8/7/2020
4.2	Description of Securities	10-K (2020)	000-18183	3/30/2020
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	2/3/2009
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/15/2013
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	5/14/2015
10.2

Second Amended and Restated ABL Credit Agreement, dated as of August 7, 2020, among G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC, as Borrowers, the other Borrowers party thereto, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

		8-K	000-18183	8/7/2020
10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (21st, 22nd, 23rd, 24th and 36th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(e)

Sixth Amendment of Lease, dated May 23, 2013, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including mezzanine), 21st, 22nd, 23rd, 24th, 27th, 29th, 31st, 36th and 40th Floors).

		10-Q (Q1 2014)	000-18183	6/10/2013

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
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

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.6(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.6(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.7	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	6/13/2019
10.7(a)	Form of Restricted Stock Unit Agreement for April 26, 2018 restricted stock unit grants.	8-K	000-18183	4/30/2018
10.7(b)	Form of Performance Share Unit Agreement for April 17, 2019 performance share unit grants.	8-K	000-18183	4/23/2019
10.7(c)	Form of Restricted Stock Unit Agreement for April 27, 2020 restricted stock unit grants.	10-Q (Q1 2021)	000-18183	6/9/2020
10.8	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.9	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.9(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.9(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.9(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013
10.9(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.10 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.10 (b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	10-K (2019)	000-18183	3/28/2019
10.11	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.11(a)	First Amendment of Lease, dated September 16, 2020, by and between G-III Apparel Group, Ltd. as Tenant and Granite South Brunswick LLC as Landlord.	10-Q (Q3 2021)	000-18183	12/10/2020
10.12	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Employment Agreement, made as of January 9, 2013, between G-III and Wayne S. Miller.	8-K	000-18183	1/14/2013
10.13(a)	Amendment to Employment Agreement and Executive Transition Agreement, dated as of December 9, 2016, between G-III and Wayne S. Miller.	8-K	000-18183	12/14/2016
10.14	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.15	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.16	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.17	Lease, dated August 1, 2006, between 240 West 40th LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
10.18	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2020.	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2021
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 26, 2021
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 26, 2021
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 26, 2021
Thomas J. Brosig

/s/ Alan Feller	Director	March 26, 2021
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 26, 2021
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 26, 2021
Victor Herrero

/s/ Robert L. Johnson	Director	March 26, 2021
Robert L. Johnson

/s/ Jeanette Nostra	Director	March 26, 2021
Jeanette Nostra

/s/ Laura Pomerantz	Director	March 26, 2021
Laura Pomerantz

/s/ Willem van Bokhorst	Director	March 26, 2021
Willem van Bokhorst

/s/ Cheryl Vitali	Director	March 26, 2021
Cheryl Vitali

/s/ Richard White	Director	March 26, 2021
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2021 expressed an unqualified opinion thereon.

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

As described in Note A and Note C to the consolidated financial statements, wholesale revenue is adjusted by variable consideration arising from implicit or explicit obligations. The reserves for variable consideration are recorded as customer refund liabilities and totaled $99.4 million as of January 31, 2021.

Auditing the Company's measurement of variable consideration related to non-contractual markdowns and returns from wholesale customers is especially challenging because the method of calculation involves subjective management assumptions about estimates of the expected markdowns and returns. For example, in addition to historical experience, estimates of future markdown allowances and returns from wholesale customers are adjusted to reflect management’s assumptions about performance of the Company’s merchandise, specific known events and industry trends (including the effects of the global pandemic). Changes in the assumptions can have a material effect on the amount of variable consideration recognized.

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

To test the Company’s measurement of variable consideration related to wholesale customers, our audit procedures included, among others, evaluating the Company’s methodology for calculating future markdown allowances, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management's analyses. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. Further, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the significant assumptions. In addition, we performed a retrospective review of actual customer chargebacks for markdowns and returns to evaluate the historical accuracy of the Company’s estimates.

Valuation of indefinite-lived trademarks
Description of the Matter

At January 31, 2021, the carrying value of the Company’s indefinite-lived trademarks was approximately $443.6 million. As discussed in Notes A and H to the consolidated financial statements, indefinite-lived trademarks are assessed for impairment on an annual basis, or whenever impairment indicators exist.

Auditing certain of the Company’s indefinite-lived trademark impairment assessments was complex and judgmental due to the significant estimation required to determine the fair value of the indefinite-lived trademarks. In particular, the fair value estimates were sensitive to significant assumptions such as the revenue growth rate, royalty rate and discount rate, which are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived trademark impairment review process. Our procedures included testing controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the indefinite-lived trademarks, we performed audit procedures that included, among others, assessing the methodology used to determine the fair value, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company. We compared the significant assumptions used by management to historical results, current industry, market and economic trends and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the indefinite-lived trademarks that would result from changes in the assumptions. We also involved our internal valuation specialists to assist in our evaluation of the valuation methodology and significant assumptions used by the Company in developing the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd and subsidiaries’ internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 26, 2021

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2021	2020

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$351,934	$197,372
Accounts receivable, net of allowance for doubtful accounts of $17.5 million and $0.7 million, respectively	492,698	530,137
Inventories	416,503	551,918
Prepaid income taxes	26,102	8,566
Prepaid expenses and other current assets	56,803	80,695
Total current assets	1,344,040	1,368,688
Investments in unconsolidated affiliates	63,523	61,987
Property and equipment, net	57,064	76,023
Operating lease assets	186,070	270,032
Other assets, net	38,785	32,629
Other intangibles, net	35,059	38,363
Deferred income tax assets, net	5,098	18,135
Trademarks	443,612	438,658
Goodwill	263,135	260,622
Total assets	$2,436,386	$2,565,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,402	$673
Accounts payable	139,183	204,786
Accrued expenses	102,787	101,838
Customer refund liabilities	99,355	233,418
Current operating lease liabilities	43,560	63,166
Income tax payable	11,853	8,468
Other current liabilities	862	1,611
Total current liabilities	402,002	613,960
Notes payable, net of discount and unamortized issuance costs	507,950	396,794
Deferred income tax liabilities, net	20,353	7,952
Noncurrent operating lease liabilities	161,668	249,040
Other non-current liabilities	7,208	6,719
Total liabilities	1,099,181	1,274,465

Redeemable noncontrolling interests	964	—

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	448,417	452,142
Accumulated other comprehensive loss	(2,094)	(18,008)
Retained earnings	916,683	893,138
Common stock held in treasury, at cost - 1,019 and 1,386 shares, respectively	(27,029)	(36,864)
Total stockholders' equity	1,336,241	1,290,672
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,436,386	$2,565,137

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net sales	$2,055,146	$3,160,464	$3,076,208
Cost of goods sold	1,310,704	2,042,524	1,969,099
Gross profit	744,442	1,117,940	1,107,109
Selling, general and administrative expenses	605,102	832,180	834,763
Depreciation and amortization	38,625	38,735	38,819
Asset impairments, net of gain on lease terminations	17,873	19,371	2,813
Operating profit	82,842	227,654	230,714
Other income (loss)	3,238	(1,149)	(2,960)
Interest and financing charges, net	(50,354)	(44,407)	(43,924)
Income before income taxes	35,726	182,098	183,830
Income tax expense	12,203	38,261	45,763
Net income	23,523	143,837	138,067
Less: Loss attributable to noncontrolling interests	(22)	—	—
Net income attributable to G-III Apparel Group, Ltd.	$23,545	$143,837	$138,067

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.49	$2.98	$2.81
Weighted average number of shares outstanding	48,242	48,209	49,140

Diluted:
Net income per common share	$0.48	$2.94	$2.75
Weighted average number of shares outstanding	48,781	48,895	50,274

Net income	$23,523	$143,837	$138,067
Other comprehensive loss:
Foreign currency translation adjustments	(15,885)	(2,814)	(9,672)
Other comprehensive loss	(15,885)	(2,814)	(9,672)
Comprehensive income	7,638	141,023	128,395
Comprehensive income attributable to noncontrolling interests:
Net loss	(22)	—	—
Foreign currency translation adjustments	(29)	—	—
Comprehensive income attributable to noncontrolling interests	(51)	—	—
Comprehensive income attributable to G-III Apparel Group, Ltd.	$7,587	$141,023	$128,395

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2018	$245	$451,844	$(5,522)	$674,542	$(420)	$1,120,689
Equity awards exercised/vested, net	19	(1,595)	—	—	1,677	101
Share-based compensation expense	—	19,694	—	—	—	19,694
Taxes paid for net share settlements	—	(5,738)	—	—	—	(5,738)
Other comprehensive loss, net	—	(93)	(9,672)	—	—	(9,765)
Repurchases of common stock	—	—	—	—	(20,311)	(20,311)
Cumulative effect of adoption of ASC 606	—	—	—	(53,728)	—	(53,728)
Net income	—	—	—	138,067	—	138,067
Balance as of January 31, 2019	264	464,112	(15,194)	758,881	(19,054)	1,189,009
Equity awards exercised/vested, net	—	(17,290)	—	—	17,406	116
Share-based compensation expense	—	17,559	—	—	—	17,559
Taxes paid for net share settlements	—	(12,239)	—	—	—	(12,239)
Other comprehensive loss, net	—	—	(2,814)	—	—	(2,814)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income	—	—	—	143,837	—	143,837
Balance as of January 31, 2020	264	452,142	(18,008)	893,138	(36,864)	1,290,672
Equity awards exercised/vested, net	—	(9,538)	—	—	9,835	297
Share-based compensation expense	—	6,137	—	—	—	6,137
Taxes paid for net share settlements	—	(324)	—	—	—	(324)
Other comprehensive gain, net	—	—	15,914	—	—	15,914
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	23,545	—	23,545
Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$23,545	$143,837	$138,067
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	38,625	38,735	38,819
Loss on disposal of fixed assets	1,079	2,500	128
Non-cash operating lease costs	71,368	73,273	—
Gain on lease terminations	(2,541)	(2,415)	—
Asset impairments	20,414	21,787	2,813
Dividend received from unconsolidated affiliate	2,695	3,675	—
Equity (gain)/loss in unconsolidated affiliates	(601)	(3,200)	1,543
Share-based compensation	6,137	17,559	19,694
Deferred financing charges and debt discount amortization	10,014	10,491	10,052
Extinguishment of deferred financing costs	6,503	—	—
Deferred income taxes	24,844	319	5,404
Non-cash gains recorded in conjunction with Fabco acquisition	(2,693)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	38,900	(28,003)	(207,877)
Inventories	143,525	24,465	(23,568)
Income taxes, net	(13,795)	(621)	(3,866)
Prepaid expenses and other current assets	24,514	15,929	(47,959)
Other assets, net	(663)	(731)	(6,237)
Customer refund liabilities	(136,436)	(10,172)	177,144
Operating lease liabilities	(86,448)	(79,843)	—
Accounts payable, accrued expenses and other liabilities	(94,228)	(18,564)	(328)
Net cash provided by operating activities	74,758	209,021	103,829

Cash flows from investing activities
Operating lease assets initial direct costs	(4,093)	(2,104)	—
Capital expenditures	(16,035)	(37,990)	(29,205)
Investment in unconsolidated affiliate	—	—	(9,951)
Return of capital from unconsolidated affiliate	—	—	1,470
Proceeds from sale of a retail store	—	—	354
Net cash used in investing activities	(20,128)	(40,094)	(37,332)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	(1,291,424)	(2,388,766)	(2,315,935)
Proceeds from borrowings - revolving credit facility	1,291,424	2,388,766	2,303,932
Repayment of borrowings - unsecured term loan	(300,530)	(504)	—
Proceeds from borrowings - unsecured term loan	8,883	3,362	—
Proceeds from borrowings - senior secured notes	400,000	—	—
Payment of financing costs	(13,551)	—	—
Proceeds from exercise of equity awards	297	115	101
Purchase of treasury shares	—	(35,216)	(20,311)
Taxes paid for net share settlements	(324)	(12,239)	(5,738)
Net cash provided by (used in) financing activities	94,775	(44,482)	(37,951)

Foreign currency translation adjustments	5,157	2,789	(4,184)
Net increase (decrease) in cash and cash equivalents	154,562	127,234	24,362
Cash and cash equivalents at beginning of year	197,372	70,138	45,776
Cash and cash equivalents at end of year	$351,934	$197,372	$70,138

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$16,418	$34,311	$35,807
Income tax payments, net	1,971	39,020	44,045

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021, 2020 and 2019

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

The Company consolidates the accounts of all its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by the Company through November 30, 2020. Effective December 1, 2020, the Company increased its ownership interest in Fabco to 75% (see Note P – Fabco) and Fabco is treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. These investments are accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the year ended January 31, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the year ended December 31, 2020. The Company’s retail operations segment reports results on a 52/53-week fiscal year. The Company’s years ended January 31, 2021, 2020 and 2019 were all 52-week fiscal years for the retail operations segment. For fiscal 2021, 2020 and 2019, the retail operations segment year end was January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Liquidity and Impact of COVID-19

The Company relies on its cash flows generated from operations and the borrowing capacity under its credit facilities to meet the cash requirements of its business. The primary cash requirements of its business are the seasonal buildup in inventory, compensation paid to employees, payments to suppliers in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments. The COVID-19 pandemic resulted in a sharp decline in net sales in the first, second and, to a lesser extent, third and fourth quarters of fiscal 2021. It also resulted in the Company recognizing a net loss in the first and second quarters and a significant reduction in net income in the third and fourth quarters compared to prior years. The Company is focused on preserving its liquidity and managing its cash flow during these unprecedented conditions. The Company had taken preemptive actions to enhance its ability to meet its short-term liquidity needs, including, but not limited to, reducing payroll costs through employee furloughs, job eliminations, salary reductions, reductions in marketing and other discretionary spending, deferring certain lease payments and deferral of capital projects. During the quarter ended October 31, 2020, certain furloughed employees were reinstated and salaries that had been reduced were increased to their pre-pandemic levels. The Company has received royalty relief from certain licensors.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2021, the Company had cash and cash equivalents of $351.9 million and availability under its revolving credit facility in excess of $450.0 million. The Company believes it has adequate cash flows to meet the cash requirements of its business. As of January 31, 2021, the Company was in compliance with all covenants under its debt agreements.

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

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded as customer refund liabilities. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

The Company recognizes retail sales when the customer takes possession of the goods and tenders payment, generally at the point of sale. Digital revenues from customers through the Company’s digital platforms are recognized when the customer takes possession of the goods. The Company’s sales are recorded net of applicable sales taxes.

Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances.

Licensing revenue is recognized at the higher of royalty earned or guaranteed minimum royalty.

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

On February 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which had no material impact on the Company’s financial statements. The Company’s financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. The Company considers its trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit the Company has extended to its wholesale customers based on pre-defined criteria and are generally due within 30 to 60 days. Retail trade receivables

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days.  See Note D – Allowance For Doubtful Accounts.

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

6.  Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is subject to annual impairment tests using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets.

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

On April 10, 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A to respond to frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 outbreak. Consequently, for lease concessions related to the effects of the COVID-19 outbreak, an entity will not have to analyze each lease to determine whether the enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the outbreak (e.g., deferrals of lease payments, lease payment forgiveness, cash payments made to the lessee or reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to not apply the lease modification guidance for

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts with COVID-19 related rent concessions. As of January 31, 2021, the Company has $3.4 million of deferred lease payments recorded within accounts payable on its consolidated balance sheets.

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

In fiscal 2021, the Company recorded a $20.1 million impairment charge related to the operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) provides for a reduced corporate income tax rate of 21% and requires that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. For fiscal 2021, the Company has elected to treat the tax effect of GILTI as a

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current period expense. For the current and future tax years, the Company expects other TCJA tax implications to be immaterial.

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. One of those provisions allows any loss generated in 2020 to be carried back to each of the 5 taxable years preceding the taxable year of such a loss. The Company has elected to use this relief and will carry back the 2020 net operating loss to a tax year with a 35% federal rate. Additionally, the CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore be also eligible for 100 percent first-year bonus depreciation. The Company has elected to take 100% bonus depreciation for all qualified improvement property.

11.  Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 182,000, 692,000 and 336,000 shares for the years ended January 31, 2021, 2020 and 2019, respectively, have been excluded from the diluted net income per share calculation. In addition, all share-based payments outstanding that vest based on the achievement of performance and/or market price conditions, and for which the respective performance and/or market price conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued 0, 8,851 and 168,179 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2021, 2020 and 2019, respectively. In addition, the Company re-issued 367,290, 619,651 and 150,809 treasury shares in connection with the vesting of equity awards in fiscal 2021, 2020 and 2019, respectively.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Year Ended January 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$23,545	$143,837	$138,067
Basic net income per share:
Basic common shares	48,242	48,209	49,140
Basic net income per share	$0.49	$2.98	$2.81

Diluted net income per share:
Basic common shares	48,242	48,209	49,140
Dilutive restricted stock unit awards and stock options	539	686	1,134
Diluted common shares	48,781	48,895	50,274
Diluted net income per share	$0.48	$2.94	$2.75

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and generally (i) cliff vest after three years or (ii) vest over a

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSU’s generally vest over a two to five year period. Performance stock units (“PSU’s”) were granted to executives in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. RSU’s and employee stock options are expensed on a straight-line basis. PRSU’s are expensed under the requisite acceleration method. PSU’s are expensed under the requisite acceleration method and based on an estimated percentage of achievement of certain pre-established goals.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Also, excess tax benefits arising from the lapse or exercise of an equity award are no longer recognized in additional paid-in capital. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

13.  Cost of Goods Sold

Cost of goods sold includes the expenses incurred to acquire, produce and prepare inventory for sale, including product costs, warehouse staff wages, freight in, import costs, packaging materials, the cost of operating the overseas offices and royalty expense. Gross margins may not be directly comparable to those of the Company’s competitors, as income statement classifications of certain expenses may vary by company. Additionally, costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $111.8 million, $138.8 million and $125.9 million for the years ended January 31, 2021, 2020 and 2019, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $55.3 million, $94.7 million and $87.8 million for the years ended January 31, 2021, 2020 and 2019, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $8.0 million and $8.7 million at January 31, 2021 and 2020, respectively.

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2021	2020	2021	2020

		(In thousands)
Secured Notes	2	$400,000	$—	$400,000	$—
Term loan	2	—	300,000	—	300,000
Note issued to LVMH	3	107,869	102,009	101,810	95,126
Unsecured loans	2	9,119	2,860	9,119	2,860
Overdraft facilities	2	3,007	—	3,007	—

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts. On August 7, 2020, the Company refinanced its term loan and revolving credit facility. See Note I – Notes Payable and Other Liabilities.

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. For impaired assets, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2021, the Company recorded a $20.1 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores. During fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores. In addition, during fiscal 2020, the Company recorded an impairment of $9.6 million, net of tax, in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This pronouncement changed how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaced the “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) was recognized only when an event had occurred (such as a payment delinquency) that caused the entity to believe that a loss was probable (i.e., that it had been “incurred”). Under the “expected loss” model, an entity recognizes a loss (or allowance) upon initial recognition of the asset that reflects all future events that may lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considered past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. The Company adopted ASU 2016-16 as of February 1, 2020. The adoption of this standard did not result in a material change to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which made a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement among or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in ASU 2018-13 modified the disclosure requirements with respect to fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively in the initial fiscal year of adoption. All other amendments have been applied retrospectively to all periods presented in the initial year of adoption. The Company adopted the standard effective February 1, 2020. The adoption of this standard did not result in a material change to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract, which addresses the accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligned the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amended ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract.  The Company adopted the standard effective February 1, 2020. The adoption of this standard did not result in a material change to the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective upon issuance, and may be applied prospectively through December 31, 2022. The adoption of this standard did not result in a material change to the Company’s consolidated financial statements.

Accounting Guidance Issued Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE B — RETAIL RESTRUCTURING

In June 2020, the Company commenced the restructuring of its retail operations segment including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. In connection with the restructuring of the retail operations segment, the Company incurred an aggregate charge of approximately $100 million related to store operating costs, landlord termination fees, severance costs, store liquidation and closing costs, write-offs related to right-of-use assets and legal and professional fees. The Company’s cash portion of this charge was approximately $65 million.

Restructuring charges are recorded within selling, general and administrative expenses in the Company’s consolidated statements of income and comprehensive income. The following is a reconciliation of the accrual for the period ended January 31, 2021:

	Severance and Benefit Costs	Store Closing Costs	Total

	(In thousands)
Balance at January 31, 2020	$—	$—	$—
Amounts charged to expense	1,257	961	2,218
Cash payments	(1,103)	(280)	(1,383)
Balance at January 31, 2021	$154	$681	$835

The remaining severance and benefit costs and store closing costs are expected to be paid during the first two quarters of fiscal 2022.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — REVENUE RECOGNITION

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method as of January 31, 2018. The Company recognized a cumulative effect adjustment to the opening balance of stockholders’ equity at February 1, 2018 that reduced stockholders’ equity by $53.7 million, net of tax, as a result of the adoption of ASC 606.

Wholesale revenue is recognized upon the transfer of goods to customers in an amount that reflects the expected consideration to be received in exchange for these goods. The difference between the amount initially billed and the amount collected represents variable consideration. Variable consideration includes trade discounts, end of season markdowns, sales allowances, cooperative advertising, return liabilities and other customer allowances. The Company estimates the anticipated variable consideration and records this estimate as a reduction of revenue in the period the related product revenue is recognized.

The liability recorded in connection with variable consideration has been classified as a current liability under “Customer refund liabilities” in the Consolidated Balance Sheet. Additionally, the Company classifies cooperative advertising as a reduction of net sales in the Consolidated Statements of Income and Comprehensive Income. Costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of January 31, 2021, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. Our Wilsons Leather and G.H. Bass stores were closed as a result of the restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

Return of Merchandise. For wholesale customers, the Company may make accommodations for returns of merchandise that is underperforming at a customer’s retail stores. For retail customers, as a matter of Company policy, whether merchandise is purchased at the Company’s stores or on its digital platforms, the consumer generally has up to 90 days to return merchandise from the date of purchase.

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2021 and 2020, customer refund liabilities amounted to $99.4 million and $233.4 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying Consolidated Balance Sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.9 million at January 31, 2021 and 2020. The Company recognized $4.5 million in revenue for the year ended January 31, 2021 which related to contract liabilities that existed at January 31, 2020. There were no contract assets recorded as of January 31, 2021 and January 31, 2020. Substantially all of the advance payments from licenses as of January 31, 2021 are expected to be recognized as revenue within the next twelve months.

NOTE D — ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2021 were:

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$509,010	$1,147	$510,157
Allowance for doubtful accounts	(17,429)	(30)	(17,459)
Accounts receivable, net	$491,581	$1,117	$492,698

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

During the year ended January 31, 2021, the Company recorded a $16.7 million increase in its allowance for doubtful accounts primarily due to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or possible bankruptcy filings. The Company had the following activity in its allowance for credit losses for the year ended January 31, 2021:

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(16,934)	52	(16,882)
Accounts written off as uncollectible	133	—	133
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)

NOTE E — INVENTORIES

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $22.5 million and $31.0 million at January 31, 2021 and 2020, respectively. The inventory return asset is recorded within prepaid expenses and other current assets as of January 31, 2021 and 2020.

Inventory held on consignment by the Company’s customers totaled $3.5 million and $9.1 million at January 31, 2021 and 2020, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

NOTE F — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2021	2020

		(In thousands)
Machinery and equipment	5 years	$1,724	$1,867
Leasehold improvements	3-13 years	74,598	75,808
Furniture and fixtures	3-10 years	100,572	109,284
Computer equipment and software	2-5 years	40,255	41,040
		217,149	227,999
Less: accumulated depreciation		(160,085)	(151,976)
		$57,064	$76,023

The Company wrote off fixed assets of $0.4 million and $5.4 million, net of accumulated depreciation, for the years ended January 31, 2021 and 2020. Depreciation expense was $34.0 million, $33.8 million and $33.9 million for the years ended January 31, 2021, 2020 and 2019, respectively. For the year ended January 31, 2021, the Company recorded a $0.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY stores as a result of the performance of these stores. For the year ended January 31, 2020, the Company recorded a $11.5 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores. For the year ended January 31, 2019, the Company recorded a $2.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather, G.H. Bass and Vilebrequin stores as a result of the performance of these stores.

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

NOTE G — LEASES

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s lease assets and liabilities as of January 31, 2021 and 2020 consist of the following:

Leases	Classification	January 31, 2021	January 31, 2020

		(In thousands)
Assets
Operating	Operating lease assets	$186,070	$270,032
Total lease assets		$186,070	$270,032

Liabilities
Current operating	Current operating lease liabilities	$43,560	$63,166
Noncurrent operating	Noncurrent operating lease liabilities	161,668	249,040
Total lease liabilities		$205,228	$312,206

The Company’s operating lease assets and operating lease liabilities significantly declined during fiscal 2021 due to the restructuring of the retail operations segment, partially offset by other leasing activity. As a result of this restructuring, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. In addition, during fiscal 2021 the Company recorded a $19.4 million impairment charge related to the operating lease assets at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores. During fiscal 2020, the Company recorded a $9.9 million impairment charge related to the operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores. The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date of each lease in determining the present value of lease payments. For transition purposes, the incremental borrowing rate on February 1, 2019 was used for operating leases that commenced prior to that date.

The Company recorded lease costs of $92.4 million and $98.4 million during the years ended January 31, 2021 and 2020, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $6.7 million and $16.8 million for the years ended January 31, 2021 and 2020, respectively. Short-term lease costs are immaterial.

As of January 31, 2021, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2026 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2022	$58,045
2023	51,312
2024	38,408
2025	31,315
2026	24,837
After 2026	55,362
Total lease payments	$259,279
Less: Interest	54,051
Present value of lease liabilities	$205,228

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2021, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2021, the weighted average remaining lease term related to operating leases is 5.7 years. The weighted average discount rate related to operating leases is 8.3%.

Cash paid for amounts included in the measurement of operating lease liabilities is $108.9 million and $100.8 million as of January 31, 2021 and 2020, respectively. Right-of-use assets obtained in exchange for lease obligations were $56.6 million and $27.0 million during the years ended January 31, 2021 and 2020, respectively.

NOTE H — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2021	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,884	$(16,959)	$2,925
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,430	(17,843)	30,587
Other	5-10 years	8,624	(7,077)	1,547
Total finite-lived intangible assets		$79,132	$(44,073)	$35,059
Indefinite-lived intangible assets
Goodwill				263,135
Trademarks				443,612
Total indefinite-lived intangible assets				706,747
Total intangible assets, net				$741,806

January 31, 2020	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,258	$(16,107)	$3,151
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,214	(14,831)	33,383
Other	5-10 years	7,757	(5,928)	1,829
Total finite-lived intangible assets		$77,423	$(39,060)	$38,363
Indefinite-lived intangible assets
Goodwill				260,622
Trademarks				438,658
Total indefinite-lived intangible assets				699,280
Total intangible assets, net				$737,643

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $4.3 million, $4.5 million and $4.6 million for the years ended January 31, 2021, 2020 and 2019, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2022	$3,643
2023	3,301
2024	3,074
2025	3,035
2026	3,028

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for each of the years ended January 31, 2021 and 2020 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2019	$261,137	—	261,137
Currency translation	(515)	—	(515)
January 31, 2020	260,622	—	260,622
Currency translation	2,513	—	2,513
January 31, 2021	$263,135	$—	$263,135

Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs its goodwill test as of January 31 of each year using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The Company also performs its annual test for intangible assets with indefinite lives as of January 31 of each year using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability.

Due to the impact of the COVID-19 pandemic on the Company’s operations, the Company performed a quantitative test of its goodwill as of April 30, 2020 using an income approach through a discounted cash flow analysis methodology. The Company also performed quantitative tests of each of its indefinite-lived intangible assets using a relief from royalty method. There were no impairments identified as of April 30, 2020 as a result of these tests.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2021	January 31, 2020

	(in thousands)
Secured Notes	$400,000	$—
Term loan	—	300,000
Revolving credit facility	—	—
Note issued to LVMH	125,000	125,000
Unsecured loan	9,119	2,860
Overdraft facilities	3,007	—
Subtotal	537,126	427,860
Less: Net debt issuance costs (1)	(7,643)	(7,402)
Debt discount	(17,131)	(22,991)
Current portion of long-term debt	(4,402)	(673)
Total	$507,950	$396,794
(1)	Does not include the debt issuance costs, net of amortization, totaling $7.2 million and $4.6 million as of January 31, 2021 and 2020, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying Consolidated Balance Sheets in accordance with ASC 835.

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

The Notes are unconditionally guaranteed on a senior-priority secured basis by the Company’s current and future wholly-owned domestic subsidiaries that guarantee any of the Company’s credit facilities, including the Company’s ABL facility (the “ABL Facility”) pursuant to the second amended and restated credit agreement (the “ABL Credit Agreement”), or certain future capital markets indebtedness of the Company or guarantors.

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

The Company incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASC 835, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes.

Term Loan

The Company had previously borrowed $350.0 million under a senior secured term loan facility (the “Term Loan”) that was scheduled to mature in December 2022. In fiscal 2017, the Company prepaid $50.0 million in principal amount of the Term Loan, reducing the principal balance of the Term Loan to $300.0 million.

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

Second Amended and Restated ABL Credit Agreement

On August 7, 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the ABL Credit Agreement with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and its subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2021, the Company was in compliance with these covenants.

As of January 31, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. As of January 31, 2021, interest under the ABL Credit Agreement was being paid at an average rate of 2.04% per annum. The ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2021, there were outstanding trade and standby letters of credit amounting to $6.6 million and $3.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. The Company has a total of $8.0 million debt issuance costs related to its ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is to be subsequently amortized ratably over the term of the ABL Credit Agreement.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. Certain unsecured loans will require monthly installment payments beginning in fiscal 2022 and fiscal 2024. The unsecured loans have maturity dates ranging from September 15, 2024 through October 22, 2026. As of January 31, 2021, TRB had an aggregate outstanding balance of €7.4 million under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2021, TRB had an aggregate of €2.5 million drawn under these various facilities.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Maturities

As of January 31, 2021, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2026 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2022	$4,402
2023	1,718
2024	126,822
2025	2,147
2026 and thereafter	402,037

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2021	January 31, 2020

	(in thousands)
Accrued bonuses	$23,851	$40,980
Other accrued expenses	78,936	60,858
Total	$102,787	$101,838

NOTE J — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2021	2020	2019

	(In thousands)
Current
Federal	$(15,828)	$22,471	$23,463
State and city	(491)	4,856	5,907
Foreign	3,803	10,615	10,989
	(12,516)	37,942	40,359
Deferred
Federal	22,770	8,250	4,419
State and city	3,364	315	191
Foreign	(1,415)	(8,246)	794
	24,719	319	5,404
Income tax expense	$12,203	$38,261	$45,763
Income before income taxes
United States	$37,727	$138,292	$137,748
Non-United States	(2,001)	43,806	46,082
	$35,726	$182,098	$183,830

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. One of those provisions allows any loss generated in 2020 to be carried back to each of the 5 taxable years preceding the taxable year of such a loss. The Company has elected to use this relief and will carry back the 2020 net operating loss to a tax year with a 35%

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal rate. Additionally, the CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore be also eligible for 100 percent first-year bonus depreciation. The Company has elected to take 100% bonus depreciation for all qualified improvement property.

During the fourth quarter of fiscal 2020, the United States Treasury issued final regulations related to certain aspects of the TCJA. The tax implications of the final regulations were not material to the Company’s consolidated financial statements as the majority of the TCJA tax implications were recorded in fiscal years prior to the year ended January 31, 2021.

Effective January 1, 2018, TCJA subjects a U.S. parent company to current tax on its GILTI. At January 31, 2021, there was no net tax impact to the Company for GILTI.

The significant components of the Company’s net deferred tax asset at January 31, 2021 and 2020 are summarized as follows:

	2021	2020

	(In thousands)
Deferred income tax assets:
Compensation	$2,673	$8,379
Inventory	6,780	4,498
Provision for bad debts and sales allowances	18,531	34,197
Supplemental employee retirement plan	584	511
Net operating loss	12,703	4,877
Operating lease liability	35,658	67,044
Foreign tax credit carryforward	4,962	—
Other	3,792	1,148
Gross deferred income tax assets	85,683	120,654
Less: valuation allowance	(13,272)	(4,929)
Net deferred income tax assets	72,411	115,725
Deferred income tax liabilities:
Depreciation and amortization	(41,185)	(33,539)
Intangibles	(14,271)	(13,602)
Operating lease asset	(30,182)	(55,801)
Prepaid expenses and other	(2,028)	(2,600)
Total deferred income tax liabilities	(87,666)	(105,542)
Net deferred tax (liabilities) assets	$(15,255)	$10,183

The total undistributed earnings of the Company’s foreign subsidiaries are approximately $80.0 million for the fiscal year ended January 31, 2021. Upon distribution of those earnings in the form of dividends, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of undistributed foreign earnings. Those earnings are considered indefinitely reinvested. Even though the undistributed earnings can be distributed back generally without U.S. federal income tax as a result of the one-time transition tax under the TCJA regime, the Company does not expect to change its indefinite reinvestment categorization with respect to those earnings.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2021	2020	2019
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of Federal tax benefit	(0.6)	1.9	2.4
Permanent differences resulting in Federal taxable income	12.8	5.9	6.6
Foreign tax rate differential	(0.3)	(3.8)	0.5
Share-based payments	12.5	(0.8)	(0.6)
Foreign tax credit	(7.3)	(3.5)	(5.5)
Valuation allowance	13.7	0.9	0.2
Net operating loss carryback	(18.6)	—	—
Other, net	1.0	(0.6)	0.3
Actual provision for income taxes	34.2%	21.0%	24.9%

The Company’s effective tax rate increased 13.2% percent in fiscal 2021 compared to fiscal 2020. This increase in the Company’s effective tax rate is primarily the result of the Company’s significant reduction in pretax book income in relation to its tax expense. The Company’s effective tax rate decreased 3.9% percent in fiscal 2020 as compared to fiscal 2019. The decrease in the tax rate is primarily attributable to the Swiss tax reform that was enacted in May 2019.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2021, the Company recorded an additional valuation allowance of $8.3 million against its deferred tax assets for its standalone state tax losses and foreign retail losses.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2021	2020	2019

	(In thousands)
Balance at February 1,	$2,111	$—	$82
Additions for tax positions of prior years	182	2,111	—
Lapses of statues of limitations	—	—	(82)
Balance at January 31,	$2,293	$2,111	$—

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2021, there was an increase in the unrecognized tax position reserve of $0.2 million related to recent state and local tax return filings.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $116.8 million, $178.8 million and $165.7 million for the years ended January 31, 2021, 2020 and 2019, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $29.5 million, $48.3 million and $46.2 million for the years ended January 31, 2021, 2020 and 2019, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2022	107,199
2023	91,225
2024	89,474
2025	31,540
2026	25,618
Thereafter	—
$345,056

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred during the year ended January 31, 2021 related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million ($0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below. Cumulative amounts paid and deferred through January 31, 2021, related to the higher dutiable values, were CAD$14.4 million ($11.6 million).

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. The Tribunal has confirmed receipt of the Notice of Appeal. The deadline for filing the case brief and evidence is April 13, 2021 and a hearing date has been set for August 10, 2021.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

NOTE L — STOCKHOLDERS’ EQUITY

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

No shares of common stock were acquired pursuant to this program during fiscal 2021. During fiscal 2020, pursuant to this program, the Company acquired 1,327,566 of its shares of common stock for an aggregate purchase price of $35.2 million. During fiscal 2019, the Company acquired 723,072 of its shares of common stock for an aggregate purchase price of $20.3 million.

Long-Term Incentive Plan

As of January 31, 2021, the Company had 1,811,490 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. RSU’s generally (i) cliff vest after three years or (ii) vest over a three year period. PRSU’s granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PSU’s granted to executives in fiscal 2020 vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Performance Based Restricted Stock Units

	Restricted Stock Units		Performance Based Restricted Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2018	327,014	$30.59	1,445,563	$29.26
Granted	137,723	$38.32	391,530	$30.23
Vested	(159,663)	$30.38	(292,266)	$25.91
Cancelled	(23,249)	$29.69	(5,033)	$27.10
Unvested as of January 31, 2019	281,825	$34.56	1,539,794	$30.15
Granted	142,594	$37.74	332,651	$35.77
Vested	(168,781)	$32.32	(810,655)	$24.58
Cancelled	(12,695)	$35.09	(3,080)	$42.41
Unvested as of January 31, 2020	242,943	$37.95	1,058,710	$36.15
Granted	1,280,664	$10.25	—	$—
Vested	(107,917)	$37.96	(279,053)	$32.43
Cancelled	(22,422)	$39.41	(312,827)	$42.41
Unvested as of January 31, 2021	1,393,268	$12.47	466,830	$34.17

Restricted Stock Units

Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and (i) cliff vest after three years or (ii) vest over a three year period.  The grant date fair value for RSU’s are based on the quoted market price on the date of grant.  Compensation expense for RSU’s is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

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

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $6.1 million, $17.6 million and $19.7 million in share-based compensation expense for the years ended January 31, 2021, 2020 and 2019, respectively, related to restricted stock unit grants. At January 31, 2021, 2020 and 2019, unrecognized costs related to the restricted stock units totaled $12.9 million, $18.7 million and $19.4 million, respectively. The total fair value of awards for which restrictions lapsed was $5.0 million, $31.0 million and $17.5 million as of January 31, 2021, 2020 and 2019, respectively.

Stock Options

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	39,311	$18.51	55,311	$15.70	62,666	$11.50
Exercised	(21,066)	$14.07	(13,200)	$8.71	(15,600)	$6.55
Granted	—	$—	—	$—	8,245	$30.32
Cancelled or forfeited	—	$—	(2,800)	$9.20	—	$—
Stock options outstanding at end of year	18,245	$23.63	39,311	$18.51	55,311	$15.70
Exercisable	18,245	$23.63	35,188	$17.12	47,066	$13.14

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2021	Contractual Life	Price	2021	Price
$18.11 - $30.32	18,245	1.50	$23.63	18,245	$23.63
	18,245			18,245

Stock Options

Compensation expense for employee stock options is recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options. No stock options were granted during the years ended January 31, 2021 and January 31, 2020. The Company granted 8,245 stock options during the year ended January 31, 2019.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The weighted average remaining term for stock options outstanding was 1.5 years at January 31, 2021. The aggregate intrinsic value at January 31, 2021 was $0.1 million for stock options outstanding and $0.1 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2021, the reporting date.

Proceeds received from the exercise of stock options were $0.3 million and $0.1 million during the years ended January 31, 2021 and 2020, respectively. The intrinsic value of stock options exercised was $0.1 million and $0.3 million for the years ended January 31, 2021 and 2020, respectively. A portion of this amount is currently deductible for tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $0.1 million and $0.1 million in compensation expense for the years ended January 31, 2021 and 2020, respectively, related to stock options. The Company recognized a nominal amount in compensation expense for the year ended January 31, 2019.

NOTE M — CONCENTRATION

Two customers in the wholesale operations segment accounted for approximately 20.9% and 12.9%, respectively, of the Company’s net sales for the year ended January 31, 2021. Two customers accounted for 26.3% and 13.2% of the Company’s net sales for the year ended January 31, 2020. Two customers accounted for 24.8% and 12.4% of the Company’s net sales for the year ended January 31, 2019. Four customers in the wholesale operations segment accounted for approximately 19.8%, 19.5%, 15.1% and 10.1%, respectively, of the Company’s net accounts receivable as of January 31, 2021. Three customers in the wholesale operations segment accounted for approximately 25.7%, 17.0% and 10.0%, respectively, of the Company’s net accounts receivable as of January 31, 2020.

NOTE N — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $1.5 million, $4.7 million and $3.8 million for the years ended January 31, 2021, 2020 and 2019, respectively. Effective May 2020, the Company temporarily suspended 401(k) matching contributions due to the COVID-19 pandemic.

NOTE O — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which, prior to the completion of the retail restructuring in fiscal 2021, consisted primarily of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris stores, substantially all of which are operated as outlet stores. Sales through the Company’s owned digital channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company closed its Wilsons Leather and G.H. Bass retail stores during fiscal 2021. After completion of the restructuring, the Company’s retail operations segment consists of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H Bass, Andrew Marc and Wilsons Leather.

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2021
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,916,763	170,421	(32,038)	$2,055,146
Cost of goods sold	1,229,548	113,194	(32,038)	1,310,704
Gross profit	687,215	57,227	—	744,442
Selling, general and administrative expenses	444,549	160,553	—	605,102
Depreciation and amortization	31,998	6,627	—	38,625
Asset impairments, net of gain on lease terminations	1,010	16,863	—	17,873
Operating profit (loss)	$209,658	$(126,816)	$—	$82,842

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2020
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,862,889	$385,910	$(88,335)	$3,160,464
Cost of goods sold	1,925,062	205,797	(88,335)	2,042,524
Gross profit	937,827	180,113	—	1,117,940
Selling, general and administrative expenses	604,377	227,803	—	832,180
Depreciation and amortization	30,806	7,929	—	38,735
Asset impairments	412	18,959	—	19,371
Operating profit (loss)	$302,232	$(74,578)	$—	$227,654

	January 31, 2019
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,716,958	$476,764	$(117,514)	$3,076,208
Cost of goods sold	1,837,335	249,278	(117,514)	1,969,099
Gross profit	879,623	227,486	—	1,107,109
Selling, general and administrative expenses	570,290	264,473	—	834,763
Depreciation and amortization	29,644	9,175	—	38,819
Asset impairments	—	2,813	—	2,813
Operating profit (loss)	$279,689	$(48,975)	$—	$230,714
(1)	Represents intersegment sales to the Company’s retail operations segment.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2021	2020

	(In thousands)
Wholesale	$1,844,682	$1,912,175
Retail	85,625	272,832
Corporate	506,079	380,130
Total Assets	$2,436,386	$2,565,137

The total net sales and long-lived assets by geographic region are as follows:

	2021		2020		2019
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$1,755,791	$834,181	$2,774,492	$964,476	$2,656,479	$762,444
Non-United States	299,355	258,165	385,972	231,973	419,729	191,719
	$2,055,146	$1,092,346	$3,160,464	$1,196,449	$3,076,208	$954,163

Capital expenditures for locations outside of the United States totaled $3.0 million, $4.6 million and $4.3 million for the years ended January 31, 2021, 2020 and 2019, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — FABCO HOLDING B.V.

In August 2017, the Company entered into a joint venture agreement with Amlon Capital B.V. (“Amlon”), a private company incorporated in the Netherlands, to produce and market women’s and men’s apparel and accessories pursuant to a long-term license for DKNY and Donna Karan in the People’s Republic of China, including Macau, Hong Kong and Taiwan. The Company owned 49% of the joint venture through November 30, 2020, with Amlon owning the remaining 51%. During the fourth quarter of fiscal 2021, the Company acquired an additional ownership interest for nominal consideration that increased its ownership interest in Fabco to 75% effective December 1, 2020, with Amlon owning the remaining 25% (the “Fabco Acquisition”). The joint venture was funded with $25 million of equity to be used to strengthen the DKNY and Donna Karan brands and accelerate the growth of the business in the region. Of this amount, the Company contributed an aggregate $10.0 million. Beginning January 1, 2018, this joint venture is the exclusive seller of women’s and men’s apparel, handbags, luggage and certain accessories under the DKNY and Donna Karan brands in the territory.

Fabco is accounted for as a consolidated majority-owned subsidiary on the consolidated financial statements as of January 31, 2021. The investment in Fabco was previously accounted for under the equity method of accounting on the consolidated balance sheets at January 31, 2020.

On the effective date of the Fabco Acquisition, the previously held investment was remeasured at fair value and a $1.0 million gain was recorded.

The Fabco Acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets based on their estimated fair values. In connection with the acquisition, during the year ended January 31, 2021, the Company recorded a $1.7 million pretax bargain purchase gain. The Company was able to realize a gain because Fabco was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. The Company has assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and has determined that the recognition of a bargain purchase gain is appropriate. The operating results for Fabco are included in the Company’s consolidated financial statements from the effective date of the Fabco Acquisition.

The noncontrolling interest is classified as temporary equity in the mezzanine section of the balance sheet between liabilities and permanent equity.  The temporary equity designation is due to a put feature that is outside of the Company’s control.

NOTE Q — EQUITY INVESTMENTS

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid 32.5€ million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2021 and 2020.

Investment in KL North America

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company currently uses, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2021 and 2020.

NOTE R — RELATED PARTY TRANSACTIONS

Transactions with Fabco

Prior to December 1, 2020, G-III owned a 49% ownership interest in Fabco and was considered a related party of Fabco (see Note N). The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2021 and 2020, the Company sold $2.7 million and $4.4 million in inventory to Fabco, respectively. The Company recorded $0.9 million of licensing revenue from Fabco during the period of the year prior to Fabco becoming a consolidated majority-owned subsidiary of the Company. The Company recorded $3.1 million and $2.2 million of licensing revenue from Fabco during the years ended January 31, 2020 and 2019, respectively. As of January 31, 2020, Fabco prepaid $0.5 million to the Company for minimum royalties and marketing fees relating to the first quarter of 2020 and has a $0.1 million payable balance relating to inventory purchased from the Company and its subsidiaries.

Transactions with KL North America

G-III owns a 49% ownership interest in KLNA and is considered a related party of KLNA (see Note Q). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $3.5 million, $6.8 million and $6.4 million for the years ended January 31, 2021, 2020 and 2019, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE S — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended January 31, 2021 and 2020 are as follows (in thousands, except per share amounts):

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2020	2020 (1)	2020	2021 (2)
Net sales	$405,131	$297,212	$826,561	$526,242
Gross profit	124,401	134,693	297,755	187,593
Net income attributable to G-III Apparel Group, Ltd.	(39,295)	(14,976)	63,174	14,642
Net income attributable to G-III Apparel Group, Ltd. per common share
Basic	$(0.82)	$(0.31)	$1.31	$0.30
Diluted	$(0.82)	$(0.31)	$1.29	$0.30

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
	2019	2019	2019	2020 (3)
Net sales	$633,552	$643,892	$1,128,403	$754,617
Gross profit	236,064	231,769	399,019	251,088
Net income	12,043	11,119	95,387	25,288
Net income per common share
Basic	$0.25	$0.23	$2.00	$0.53
Diluted	$0.24	$0.23	$1.97	$0.52
(1)	During the second quarter of fiscal 2021, the Company recorded a $19.8 million impairment charge primarily related to operating lease assets, leasehold improvements, furniture and fixtures and store related intangible assets at certain Wilsons Leather and G.H. Bass stores primarily due to the retail restructuring, and certain DKNY and Vilebrequin stores as a result of the performance at these stores.
(2)	During the fourth quarter of fiscal 2021, the Company recorded a $0.7 million impairment charge primarily related to operating lease assets, leasehold improvements, furniture and fixtures and store related intangible assets at certain DKNY and Vilebrequin stores as a result of the performance at these stores.
(3)	During the fourth quarter of fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2021, 2020 and 2019

	Balance at	ASC 606	Charges to		Balance at
	Beginning	Transition	Cost and		End of
Description	of Period	Adjustment	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2021
Deducted from asset accounts
Allowance for doubtful accounts	$710	$—	$16,882	$133	$17,459
Reserve for returns	46,489	—	41,348	47,133	40,704
Reserve for sales allowances (2)	186,929	—	101,337	229,615	58,651
	$234,128	$—	$159,567	$276,881	$116,814
Year ended January 31, 2020
Deducted from asset accounts
Allowance for doubtful accounts	$924	$—	$(72)	$142	$710
Reserve for returns	62,278	—	56,440	72,229	46,489
Reserve for sales allowances (2)	181,312	—	422,628	417,011	186,929
	$244,514	$—	$478,996	$489,382	$234,128
Year ended January 31, 2019
Allowance for doubtful accounts	$2,093	$—	$(140)	$1,029	$924
Reserve for returns	61,179	—	57,777	56,678	62,278
Reserve for sales allowances (2)	102,144	66,617	375,118	362,567	181,312
	$165,416	$66,617	$432,755	$420,274	$244,514

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note A in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1