Form 10-Q
period 2021-04-30
G III APPAREL GROUP LTD /DE/
filed 2021-06-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

As of June 3, 2021, there were 48,376,794 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$396,311	$616,183	$351,934
Accounts receivable, net of allowance for doubtful accounts of $17.5 million, $10.4 million and $17.5 million, respectively	509,430	421,143	492,698
Inventories	346,668	500,410	416,503
Prepaid income taxes	15,768	9,724	26,102
Prepaid expenses and other current assets	55,945	66,594	56,803
Total current assets	1,324,122	1,614,054	1,344,040
Investments in unconsolidated affiliates	60,850	58,299	63,523
Property and equipment, net	53,298	72,918	57,064
Operating lease assets	180,715	251,565	186,070
Other assets, net	37,232	32,691	38,785
Other intangibles, net	34,141	37,321	35,059
Deferred income tax assets, net	5,222	34,548	5,098
Trademarks	441,075	437,643	443,612
Goodwill	262,065	259,922	263,135
Total assets	$2,398,720	$2,798,961	$2,436,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$5,105	$512	$4,402
Accounts payable	114,124	114,750	139,183
Accrued expenses	82,592	60,523	102,787
Customer refund liabilities	88,943	157,886	99,355
Current operating lease liabilities	43,656	63,632	43,560
Income tax payable	11,547	9,115	11,853
Other current liabilities	1,790	116	862
Total current liabilities	347,757	406,534	402,002
Notes payable, net of discount and unamortized issuance costs	509,784	900,682	507,950
Deferred income tax liabilities, net	20,051	7,797	20,353
Noncurrent operating lease liabilities	155,218	231,323	161,668
Other noncurrent liabilities	7,012	6,391	7,208
Total liabilities	1,039,822	1,552,727	1,099,181

Redeemable noncontrolling interests	1,022	—	964

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 48,052 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	450,961	449,840	448,417
Accumulated other comprehensive loss	(9,057)	(22,034)	(2,094)
Retained earnings	942,733	853,843	916,683
Common stock held in treasury, at cost - 1,019, 1,344 and 1,019 shares, respectively	(27,025)	(35,679)	(27,029)
Total stockholders' equity	1,357,876	1,246,234	1,336,241
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,398,720	$2,798,961	$2,436,386

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended April 30,
	2021	2020

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$519,910	$405,131
Cost of goods sold	324,441	280,730
Gross profit	195,469	124,401
Selling, general and administrative expenses	141,603	154,620
Depreciation and amortization	7,044	9,867
Loss on lease modifications	—	3,187
Operating profit (loss)	46,822	(43,273)
Other income (loss)	1,820	(2,056)
Interest and financing charges, net	(12,004)	(10,379)
Income (loss) before income taxes	36,638	(55,708)
Income tax expense (benefit)	10,259	(16,413)
Net income (loss)	26,379	(39,295)
Less: Income attributable to noncontrolling interests	58	—
Net income (loss) attributable to G-III Apparel Group, Ltd.	$26,321	$(39,295)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income (loss) per common share	$0.54	$(0.82)
Weighted average number of shares outstanding	48,377	48,025

Diluted:
Net income (loss) per common share	$0.53	$(0.82)
Weighted average number of shares outstanding	49,510	48,025

Net income (loss)	$26,379	$(39,295)
Other comprehensive loss:
Foreign currency translation adjustments	(6,959)	(4,026)
Other comprehensive loss	(6,959)	(4,026)
Comprehensive income (loss)	19,420	(43,321)
Comprehensive income attributable to noncontrolling interests:
Net Income	58	—
Foreign currency translation adjustments	(4)	—
Comprehensive income attributable to noncontrolling interests	54	—
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$19,474	$(43,321)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(4)	—	—	4	—
Share-based compensation expense	—	2,548	—	—	—	2,548
Other comprehensive income, net	—	—	(6,963)	—	—	(6,963)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	26,321	—	26,321
Balance as of April 30, 2021	$264	$450,961	$(9,057)	$942,733	$(27,025)	$1,357,876

Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(1,185)	—	—	1,185	—
Share-based compensation expense	—	(811)	—	—	—	(811)
Taxes paid for net share settlements	—	(306)	—	—	—	(306)
Other comprehensive income, net	—	—	(4,026)	—	—	(4,026)
Net loss	—	—	—	(39,295)	—	(39,295)
Balance as of April 30, 2020	$264	$449,840	$(22,034)	$853,843	$(35,679)	$1,246,234

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to G-III Apparel Group, Ltd.	$26,321	$(39,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,044	9,867
Loss on disposal of fixed assets	—	180
Non-cash operating lease costs	10,346	17,443
Gain on lease modifications	—	3,187
Dividend received from unconsolidated affiliate	392	1,960
Equity (gain)/loss in unconsolidated affiliates	(493)	580
Share-based compensation	2,548	(811)
Deferred financing charges and debt discount amortization	2,360	2,704
Deferred income taxes	(144)	(16,415)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,731)	108,994
Inventories	69,834	51,508
Income taxes, net	10,024	(422)
Prepaid expenses and other current assets	713	13,900
Other assets, net	538	(1,046)
Customer refund liabilities	(10,412)	(75,532)
Operating lease liabilities	(11,491)	(13,129)
Accounts payable, accrued expenses and other liabilities	(43,805)	(136,769)
Net cash provided by (used in) operating activities	47,044	(73,096)

Cash flows from investing activities
Operating lease assets initial direct costs	—	(1,918)
Capital expenditures	(2,666)	(6,391)
Net cash used in investing activities	(2,666)	(8,309)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(418,355)	(355,477)
Proceeds from borrowings - revolving facility	418,355	855,477
Repayment of borrowings - foreign facilities	—	(118)
Proceeds from borrowings - foreign facilities	1,148	1,832
Taxes paid for net share settlements	—	(306)
Net cash provided by financing activities	1,148	501,408

Foreign currency translation adjustments	(1,149)	(1,192)
Net increase in cash and cash equivalents	44,377	418,811
Cash and cash equivalents at beginning of period	351,934	197,372
Cash and cash equivalents at end of period	$396,311	$616,183

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$17,903	$6,839
Income tax payments, net	$191	$653

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by the Company through November 30, 2020. Effective December 1, 2020, the Company increased its ownership interest in Fabco to 75% and Fabco is treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. The Company accounts for these two investments using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2021. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three -month periods ended April 30, 2021 and 2020 were each 13-week periods for the retail operations segment. For fiscal 2022 and 2021, the three-month periods for the retail operations segment ended on May 1, 2021 and May 2, 2020, respectively.

The results for the three months ended April 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the significant effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission (the “SEC”).

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

Change in Accounting Principle

Effective February 1, 2021, the Company elected to change its method of accounting for retail inventories from the lower of cost or market as determined by the retail inventory method to the lower of cost or net realizable value using the weighted average cost method. The Company believes the new method is preferable as it provides better matching of cost of goods sold with revenue, improves the precision of inventory valuation at the balance sheet dates, and more closely aligns with the valuation methods used throughout the rest of the Company. In addition, the change in inventory valuation better aligns with the way the Company manages its business with a focus on the actual margin realized.

The Company has determined that it is impractical to apply this change in accounting principle retrospectively due to a lack of available information. The Company has instead applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three-month period ended April 30, 2021.

Note 2 – Retail Restructuring

In fiscal 2021, the Company restructured its retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. Restructuring charges are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The following is a reconciliation of the accrual for the quarter ended April 30, 2021:

	Severance and Benefit Costs	Store Closing Costs	Total

	(In thousands)
Balance at January 31, 2021	$154	$681	$835
Amounts charged to expense	—	—	—
Cash payments	(141)	(538)	(679)
Balance at April 30, 2021	$13	$143	$156

The remaining severance and benefit costs and store closing costs are expected to be paid during the second quarter of fiscal 2022.

Note 3 – Allowance for Doubtful Accounts

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2021, April 30, 2020 and January 31, 2021 were:

	April 30, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$525,568	$1,328	$526,896
Allowance for doubtful accounts	(17,414)	(52)	(17,466)
Accounts receivable, net	$508,154	$1,276	$509,430

	April 30, 2020
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$428,762	$2,828	$431,590
Allowance for doubtful accounts	(10,419)	(28)	(10,447)
Accounts receivable, net	$418,343	$2,800	$421,143

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$509,010	$1,147	$510,157
Allowance for doubtful accounts	(17,429)	(30)	(17,459)
Accounts receivable, net	$491,581	$1,117	$492,698

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses	(54)	(22)	(76)
Accounts written off as uncollectible	69	—	69
Balance as of April 30, 2021	$(17,414)	$(52)	$(17,466)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(9,791)	54	(9,737)
Balance as of April 30, 2020	$(10,419)	$(28)	$(10,447)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(16,934)	52	(16,882)
Accounts written off as uncollectible	133	—	133
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)

Note 4 – Inventories

Wholesale inventories, which comprise a significant portion of the Company’s inventory, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Prior to February 1, 2021, retail inventories were valued at the lower of cost or market as determined by the retail inventory method. Effective February 1, 2021, the Company elected to change its method of accounting for retail inventories to the lower of cost (determined by the weighted average method) or net realizable value. See Note 1 – Basis of Presentation for more details on the preferability and application of this change in accounting principle. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $16.9 million, $21.3 million and $22.5 million as of April 30, 2021, April 30, 2020 and January 31, 2021, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.6 million, $6.6 million and $3.5 million at April 30, 2021, April 30, 2020 and January 31, 2021, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 5 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2021	2020	2021	2021	2020	2021

		(In thousands)
Secured notes	2	$400,000	$—	$400,000	$400,000	$—	$400,000
Term loan	2	—	300,000	—	—	300,000	—
Revolving credit facility	2	—	500,000	—	—	500,000	—
Note issued to LVMH	3	109,406	103,438	107,869	103,828	109,910	101,810
Unsecured loans	2	8,816	4,504	9,119	8,816	4,504	9,119
Overdraft facilities	2	3,885	—	3,007	3,885	—	3,007

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

The Company’s lease assets and liabilities as of April 30, 2021, April 30, 2020 and January 31, 2021 consist of the following:

Leases	Classification	April 30, 2021	April 30, 2020	January 31, 2021

		(In thousands)
Assets
Operating	Operating lease assets	$180,715	$251,565	$186,070
Total lease assets		$180,715	$251,565	$186,070

Liabilities
Current operating	Current operating lease liabilities	$43,656	$63,632	$43,560
Noncurrent operating	Noncurrent operating lease liabilities	155,218	231,323	161,668
Total lease liabilities		$198,874	$294,955	$205,228

The Company’s operating lease assets and operating lease liabilities significantly declined during fiscal 2021 due to the restructuring of the retail operations segment, partially offset by other leasing activity. As a result of this restructuring, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores during fiscal 2021.

The Company recorded lease costs of $13.6 million and $22.4 million during the three months ended April 30, 2021 and 2020, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $1.5 million and $3.4 million for the three months ended April 30, 2021 and 2020, respectively. Short-term lease costs are immaterial. As of April 30, 2021, the Company has $2.3 million of deferred lease payments recorded within accounts payable on its condensed consolidated balance sheets.

As of April 30, 2021, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2026 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2022	$43,363
2023	52,321
2024	39,337
2025	32,171
2026	25,626
After 2026	58,124
Total lease payments	$250,942
Less: Interest	52,068
Present value of lease liabilities	$198,874

As of April 30, 2021, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2021, the weighted average remaining lease term related to operating leases is 5.6 years. The weighted average discount rate related to operating leases is 8.3%.

Cash paid for amounts included in the measurement of operating lease liabilities is $14.8 million and $23.4 million during the three months ended April 30, 2021 and April 30, 2020, respectively. Right-of-use assets obtained in exchange for lease obligations were $6.5 million and $4.6 million as of April 30, 2021 and April 30, 2020, respectively.

Note 7 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 238,500 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2021. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2021	2020

	(In thousands, except per share amounts)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$26,321	$(39,295)
Basic net income (loss) per share:
Basic common shares	48,377	48,025
Basic net income (loss) per share	$0.54	$(0.82)

Diluted net income (loss) per share:
Basic common shares	48,377	48,025
Dilutive restricted stock unit awards and stock options	1,133	—
Diluted common shares	49,510	48,025
Diluted net income (loss) per share	$0.53	$(0.82)

Note 8 – Notes Payable

Long-term debt consists of the following:

	April 30, 2021	April 30, 2020	January 31, 2021

	(In thousands)
Secured Notes	$400,000	$—	$400,000
Term Loan	—	300,000	—
Revolving credit facility	—	500,000	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	8,816	4,504	9,119
Overdraft facilities	3,885	—	3,007
Subtotal	537,701	929,504	537,126
Less: Net debt issuance costs (1)	(7,218)	(6,748)	(7,643)
Debt discount	(15,594)	(21,562)	(17,131)
Current portion of long-term debt	(5,105)	(512)	(4,402)
Total	$509,784	$900,682	$507,950
(1)	Does not include debt issuance costs, net of amortization, totaling $6.8 million, $3.9 million and $7.2 million as of April 30, 2021, April 30, 2020 and January 31, 2021, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

In August 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay the $300 million that was outstanding under the Company’s prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

The Company incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASC 835, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes. In addition, the Company had unamortized debt issuance costs of $6.1 million associated with the Term Loan. Upon repayment of the Term Loan, these debt issuance costs were fully extinguished and charged to interest expense in the Company’s results of operations.

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and its subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement

The ABL Credit Agreement refinances, amends and restates the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extends the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2021, the Company was in compliance with these covenants.

As of April 30, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. There were no borrowings under the ABL Credit Agreement during the three months ended April 30, 2021. The ABL credit agreement also includes amounts available for letters of credit. As of April 30, 2021, there were outstanding trade and standby letters of credit amounting to $10.9 million and $4.0 million, respectively.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2021, TRB had an aggregate outstanding balance of €7.5 million under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2021, TRB had an aggregate of €3.3 million drawn under these various facilities.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin

trademarks owned by the Company. As of April 30, 2021, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. The Company’s Wilsons Leather and G.H. Bass stores were closed in fiscal 2021 as a result of the restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.1 million, $4.1 million and $5.9 million at April 30, 2021, April 30, 2020 and January 31, 2021, respectively. The Company recognized $3.2 million in revenue for the three months ended April 30, 2021 related to contract liabilities that existed at January 31, 2021. The Company recognized $3.5 million in revenue for the three months ended April 30, 2020 related to contract liabilities that existed at January 31, 2020.  There were no contract assets recorded as of April 30, 2021, April 30, 2020 and January 31, 2021. Substantially all of the advance payments from licensees as of April 30, 2021 are expected to be recognized as revenue within the next twelve months.

Note 10 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which, prior to the completion of the retail restructuring in fiscal 2021, consisted primarily of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris stores, substantially all of which were operated as outlet stores. Sales through Company-owned channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance retail stores during fiscal 2021. After completion of the restructuring, the Company’s retail operations segment consists of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather.

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended April 30, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$511,514	$19,419	$(11,023)	$519,910
Cost of goods sold	325,821	9,643	(11,023)	324,441
Gross profit	185,693	9,776	—	195,469
Selling, general and administrative expenses	125,334	16,269	—	141,603
Depreciation and amortization	6,212	832	—	7,044
Operating profit (loss)	$54,147	$(7,325)	$—	$46,822

	Three Months Ended April 30, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$378,871	$33,908	$(7,648)	$405,131
Cost of goods sold	266,639	21,739	(7,648)	280,730
Gross profit	112,232	12,169	—	124,401
Selling, general and administrative expenses	112,600	42,020	—	154,620
Depreciation and amortization	8,292	1,575	—	9,867
(Gain) loss on lease modifications	(5)	3,192	—	3,187
Operating loss	$(8,655)	$(34,618)	$—	$(43,273)

(1)Represents intersegment sales to the Company’s retail operations segment.

Note 11 – Stockholders’ Equity

For the three months ended April 30, 2021, the Company issued no shares of common stock and utilized 158 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2020, the Company issued no shares of common stock and utilized 42,195 shares of treasury stock in connection with the vesting of equity awards.

Note 12 – Income Taxes

For the three months ended April 30, 2021 and April 30, 2020, the Company recorded a $10.3 million income tax expense and a $16.4 million income tax benefit, respectively. Historically, the Company has calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, the Company used a discrete effective tax rate method to calculate taxes for the three month period ended April 30, 2020. Due to the change in pre-tax income for the current fiscal year, the Company has an equitable projection for the current fiscal year, and has returned to the historical practice of using an annual effective tax rate based on full fiscal year pre-tax income.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three months ended April 30, 2021, related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million ($0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below.  Cumulative amounts paid and deferred through April 30, 2021, related to the higher dutiable values, were CAD$14.4 million ($11.6 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. The Tribunal has confirmed receipt of the Notice of Appeal. G-III Canada filed its case brief and evidence on April 13, 2021. The CBSA has until June 14, 2021 to file their brief. The hearing date, originally scheduled for August 10, 2021, has been set for September 1, 2021.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

Note 14 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2021.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2022 is referred to as “fiscal 2022.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the three-month period ended March 31, 2021. We account for our investment in each of KLH and KLNA using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. The Company’s three-month periods ended April 30, 2021 and 2020 were each 13-week periods for the retail operations segment. For fiscal 2022 and 2021, the three month period for the retail operations segment ended on May 1, 2021 and May 2, 2020 respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effect of problems with our logistics and distribution systems;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the recent adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;

●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Change in Accounting Principle

Effective February 1, 2021, we elected to change our method of accounting for retail inventories from the lower of cost or market as determined by the retail inventory method to the lower of cost or net realizable value using the weighted average cost method. We believe the new method is preferable as it provides better matching of cost of goods sold with revenue, improves the precision of inventory valuation at the balance sheet dates, and more closely aligns with the valuation methods used throughout the rest of the Company. In addition, the change in inventory valuation better aligns with the way we manage our business with a focus on the actual margin realized.

We have determined that it is impractical to apply this change in accounting principle retrospectively due to a lack of available information. We have instead applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on our condensed consolidated financial statements as of and for the three-month period ended April 30, 2021.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. In fiscal 2021, we restructured our retail operations, including the closure of our Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. After completion of the restructuring, our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather.

Trends Affecting Our Business

Impact of COVID-19 Pandemic

The COVID-19 pandemic has affected businesses around the world for over a year. Federal, state and local governments and private entities mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic continues to impact the global economy. In the first quarter of fiscal 2022, consumer demand increased year-over-year, but remained below pre-pandemic levels. Even as businesses have reopened as governmental restrictions were loosened with respect to stay at home orders and various restrictions on the operation of retail businesses, the ultimate economic impact of the COVID-19 pandemic is uncertain. We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be adversely impacted in fiscal 2022 as compared to our results of operations prior to the COVID-19 pandemic. We expect significant improvements in our results of operations for fiscal 2022 as compared to fiscal 2021.

The continued impact of COVID-19 remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic and the success and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur, or continue to occur, as a result of the loosening of governmental restrictions.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com and www.wilsonsleather.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

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

Consumers have shifted their apparel purchases based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. We revised our product offerings in response to this shift toward casual and comfortable work-from-home clothing, as well as to activewear and leisure attire. We continue to revise our product lines to satisfy the needs of our retail customers and consumers. We are seeing significant acceleration in demand for day and occasion dresses, as well as career wear such as suit separates. We are working diligently to satisfy this demand from our retail partners and consumers.

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

Inbound Freight

The effects of the COVID-19 pandemic on the shipping industry have adversely affected our ability to ensure that we are able to import our product in a manner that allows for timely delivery to our customers. Demand for container space has increased, as availability of container space has been reduced. This has caused contractual shipping rates to increase. Our shipping costs have also increased as we purchased needed container space on the secondary market at higher spot rates. If we are unable to secure container space on a vessel due to the limited availability, we may experience delays in shipping product from our overseas suppliers to our customers. Ports around the world are experiencing congestion, slowing transit times of product through ports of entry which affects our ability to timely receive and deliver product to our customers. Our longstanding relationships with our steamship carriers have facilitated our ability to secure space on vessels as demand for apparel increases, although at rates that are significantly higher than in the past. We believe that the strength of our portfolio of global power brands will allow us to selectively raise prices to largely offset higher freight costs.

Results of Operations

Three months ended April 30, 2021 compared to three months ended April 30, 2020

Net sales for the three months ended April 30, 2021 increased to $519.9 million from $405.1 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $511.5 million for the three months ended April 30, 2021 from $378.9 million in the comparable period last year. This increase is primarily the result of a $47.7 million increase in net sales of Calvin Klein licensed products, a $42.8 million increase in net sales of Tommy Hilfiger licensed products, a $27.7 million increase in net sales of our DKNY and Donna Karan products and a $5.8 million increase in net sales of Karl Lagerfeld licensed products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March, 2020. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During the three months ended April 30, 2021, substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories.

Net sales of our retail operations segment decreased to $19.4 million for the three months ended April 30, 2021 from $33.9 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of our Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. The number of retail stores operated by us decreased from 257 at April 30, 2020 to 50 at April 30, 2021. In addition, while the impact of the COVID-19 pandemic has lessened in this year’s first quarter compared to last year, reduced demand and store traffic, as well as domestic and international travel restrictions, continue to have a negative impact on net sales of our retail operations segment.

Gross profit was $195.5 million, or 37.6% of net sales, for the three months ended April 30, 2021, compared to $124.4 million, or 30.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 36.3% in the three months ended April 30, 2021 compared to 29.6% in the same period last year. The gross profit percentage in our retail operations segment was 50.3% for the three months ended April 30, 2021 compared to 35.9% for the same period last year. Gross profit percentages for both our wholesale and retail operations segments in the prior year’s quarter were impacted by the negative effects of the COVID-19 pandemic on our net sales. The gross profit percentage in our wholesale operations segment was negatively impacted last year as a result of recognizing certain fixed costs, primarily higher effective royalty rates, over the lower net sales last year.

Selling, general and administrative expenses decreased to $141.6 million in the three months ended April 30, 2021 from $154.6 million in the same period last year. The decrease in expenses was primarily due to a decrease of $12.5 million in facility expenses as a result of the restructuring of our retail operations segment in fiscal 2021 and $9.6 million in bad debt expense related to allowances recorded against the outstanding receivables of certain department store customers in fiscal

2021. These decreases were partially offset by a net $7.2 million increase in compensation expense, primarily from bonuses and share-based compensation. As a result of the COVID-19 pandemic, the prior year’s period had no bonus accrual and a $3.9 million reversal in share-based compensation related to awards with performance conditions that became improbable to achieve. In addition, contractual advertising related to increased sales of licensed product increased by $3.7 million.

Depreciation and amortization was $7.0 million for the three months ended April 30, 2021 compared to $9.9 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other income was $1.8 million in the three months ended April 30, 2021 compared to other loss of $2.1 million for the same period last year. This change is primarily due to other income of $1.5 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief. In addition, this change is also the result of recording $0.2 million of foreign currency losses during the three months ended April 30, 2021 compared to foreign currency losses of $1.5 million during the three months ended April 30, 2020 and $0.5 million in income from unconsolidated affiliates during the three months ended April 30, 2021 compared to $0.6 million of loss from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2021 were $12.0 million compared to $10.4 million for the same period last year. The increase is primarily due to the senior secured notes outstanding in the current quarter having a higher principal balance and interest rate than the term loan that was outstanding in the prior year period.

Income tax expense was $10.3 million for the three months ended April 30, 2021 compared to income tax benefit of $16.4 million for the same period last year. Our effective tax rate decreased to 28.0% in the current year’s quarter from 29.5% in last year’s comparable quarter.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The primary cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, maturities of debt and related interest payments and income tax payments.

As of April 30, 2021, we had cash and cash equivalents of $396.3 million and availability under our revolving credit facility in excess of $460 million. As of April 30, 2021, we were in compliance with all covenants under our debt agreements.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes have been used (i) to repay the $300 million that was outstanding under our prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

We incurred debt issuance costs totaling $8.5 million related to the Notes that will be amortized over the term of the Notes. In accordance with ASC 835, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes. In addition, we had unamortized debt issuance costs of $6.1 million associated with the Term Loan. Upon repayment of the Term Loan, these debt issuance costs were fully extinguished and charged to interest expense in our results of operations.

Second Amended and Restated ABL Credit Agreement

In August 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and our subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

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

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2021, the Company was in compliance with these covenants.

As of April 30, 2021, we had no borrowings outstanding under the ABL Credit Agreement. There were no borrowings under the ABL Credit Agreement during the three months ended April 30, 2021. The ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2021, there were outstanding trade and standby letters of credit amounting to $10.9 million and $4.0 million, respectively.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2021, TRB had an aggregate outstanding balance of €7.5 million under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2021, TRB had an aggregate €3.3 million drawn under these various facilities.

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

We had no borrowings outstanding under our revolving credit facility at April 30, 2021 and had $500.0 million of borrowings outstanding at April 30, 2020. We borrowed $500 million in March 2020 as a precautionary measure in connection with disruptions caused by the COVID-19 pandemic and repaid those borrowings in May and June 2020. We had $400 million in borrowings outstanding under the Notes at April 30, 2021. We had $300 million in borrowings under the Term Loan Credit Agreement at April 30, 2020. Our contingent liability under open letters of credit was approximately $14.9 million and $15.8 million at April 30, 2021 and 2020, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2021 and 2020, we had $125 million of face value principal amount outstanding under the LVMH Note. As of April 30, 2021 and 2020, we had an aggregate of €7.5 million ($8.8 million) and €4.1 million ($4.5 million) outstanding under Vilebrequin’s unsecured loans. As of April 30, 2021, we also had €3.3 million ($3.9 million) outstanding under Vilebrequin’s overdraft facilities.

We had cash and cash equivalents of $396.3 million on April 30, 2021 and $616.2 million on April 30, 2020.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in the aggregate amount of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2021. As of June 3, 2021, we had 2,949,362 authorized shares remaining under this program and 48,376,794 shares of common stock outstanding.

Cash from Operating Activities

We generated $47.0 million in cash from operating activities during three months ended April 30, 2021, primarily as a result of our net income of $26.3 million and non-cash charges in the aggregate amount of $19.9 million relating primarily to operating lease costs of $10.3 million, depreciation and amortization of $7.0 million and share-based compensation of $2.5 million. We also generated cash from operating activities as a result of a decrease of $69.8 million in inventories. These items were offset, in part, by decreases of $43.8 million in accounts payable and accrued expenses, $11.5 million in operating lease liabilities and $10.4 million in customer refund liabilities, as well as an increase in accounts receivable of $16.7 million.

The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of year-end bonuses in our first fiscal quarter. Our customer refund liabilities and inventory decreased because we experience lower sales level in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $2.7 million of cash in investing activities during three months ended April 30, 2021 for capital expenditures. Capital expenditures in the period primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash provided by financing activities was $1.1 million during three months ended April 30, 2021 primarily as a result of net borrowings under Vilebrequin’s overdraft facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2021 are those that depend most heavily on these judgments and estimates. As of April 30, 2021, there have been no material changes to our critical accounting policies, other than the change in our retail inventory valuation method from the lower of cost or market as determined by the retail inventory method to the lower of cost or market under the weighted average cost method as discussed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2021.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. There have been no material changes in our risk factors from those set forth in our Annual Report as of April 30, 2021. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 6.        Exhibits.

10.1	Form of Restricted Stock Unit Agreement for March 16, 2021 restricted stock unit grants.
18.1	Letter from Ernst & Young LLP regarding change in accounting principle.
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 8, 2021	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 8, 2021	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer