Form 10-Q
period 2021-07-31
G III APPAREL GROUP LTD /DE/
filed 2021-09-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

As of August 31, 2021, there were 48,566,107 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$509,988	$252,798	$351,934
Accounts receivable, net of allowance for doubtful accounts of $17.4 million, $11.2 million and $17.5 million, respectively	385,047	276,502	492,698
Inventories	499,337	574,767	416,503
Prepaid income taxes	1,115	13,949	26,102
Prepaid expenses and other current assets	66,343	55,709	56,803
Total current assets	1,461,830	1,173,725	1,344,040
Investments in unconsolidated affiliates	63,383	59,132	63,523
Property and equipment, net	51,425	66,627	57,064
Operating lease assets	172,916	168,071	186,070
Other assets, net	61,476	31,900	38,785
Other intangibles, net	33,136	36,423	35,059
Deferred income tax assets, net	5,260	34,548	5,098
Trademarks	441,788	438,721	443,612
Goodwill	262,372	260,667	263,135
Total assets	$2,553,586	$2,269,814	$2,436,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$5,624	$3,717	$4,402
Accounts payable	252,313	192,192	139,183
Accrued expenses	114,030	60,257	102,787
Customer refund liabilities	63,082	115,370	99,355
Current operating lease liabilities	43,119	91,700	43,560
Income tax payable	5,699	9,075	11,853
Other current liabilities	1,674	109	862
Total current liabilities	485,541	472,420	402,002
Notes payable, net of discount and unamortized issuance costs	512,017	405,003	507,950
Deferred income tax liabilities, net	20,133	7,960	20,353
Noncurrent operating lease liabilities	147,119	140,283	161,668
Other noncurrent liabilities	7,204	6,399	7,208
Total liabilities	1,172,014	1,032,065	1,099,181

Redeemable noncontrolling interests	960	—	964

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	447,476	444,384	448,417
Accumulated other comprehensive loss	(7,026)	(18,260)	(2,094)
Retained earnings	961,901	838,867	916,683
Common stock held in treasury, at cost - 829, 1,037 and 1,019 shares, respectively	(22,003)	(27,506)	(27,029)
Total stockholders' equity	1,380,612	1,237,749	1,336,241
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,553,586	$2,269,814	$2,436,386

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$483,081	$297,212	$1,002,991	$702,343
Cost of goods sold	290,203	162,519	614,644	443,249
Gross profit	192,878	134,693	388,347	259,094
Selling, general and administrative expenses	146,840	122,102	288,443	276,722
Depreciation and amortization	7,098	9,691	14,142	19,558
Asset impairments, net of gain on lease modifications	—	14,302	—	17,489
Operating profit (loss)	38,940	(11,402)	85,762	(54,675)
Other income (loss)	1,975	1,943	3,795	(113)
Interest and financing charges, net	(12,574)	(9,177)	(24,578)	(19,556)
Income (loss) before income taxes	28,341	(18,636)	64,979	(74,344)
Income tax expense (benefit)	9,235	(3,660)	19,494	(20,073)
Net income (loss)	19,106	(14,976)	45,485	(54,271)
Less: Loss attributable to noncontrolling interests	(62)	—	(4)	—
Net income (loss) attributable to G-III Apparel Group, Ltd.	$19,168	$(14,976)	$45,489	$(54,271)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income (loss) per common share	$0.40	$(0.31)	$0.94	$(1.13)
Weighted average number of shares outstanding	48,476	48,214	48,427	48,121

Diluted:
Net income (loss) per common share	$0.39	$(0.31)	$0.92	$(1.13)
Weighted average number of shares outstanding	49,523	48,214	49,502	48,121

Net income (loss)	$19,106	$(14,976)	$45,485	$(54,271)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,021	3,774	(4,938)	(252)
Other comprehensive income (loss):	2,021	3,774	(4,938)	(252)
Comprehensive income (loss)	21,127	(11,202)	$40,547	$(54,523)
Comprehensive income attributable to noncontrolling interests:
Net loss	(62)	—	(4)	—
Foreign currency translation adjustments	10	—	6	—
Comprehensive income (loss) attributable to noncontrolling interests	(52)	—	2	—
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$21,075	$(11,202)	$40,549	$(54,523)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2021	$264	$450,961	$(9,057)	$942,733	$(27,025)	$1,357,876
Equity awards exercised/vested, net	—	(5,022)	—	—	5,022	—
Share-based compensation expense	—	5,871	—	—	—	5,871
Taxes paid for net share settlements	—	(4,334)	—	—	—	(4,334)
Other comprehensive loss, net	—	—	2,031	—	—	2,031
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	19,168	—	19,168
Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612

Balance as of April 30, 2020	$264	$449,840	$(22,034)	$853,843	$(35,679)	$1,246,234
Equity awards exercised/vested, net	—	(7,993)	—	—	8,173	180
Share-based compensation expense	—	2,548	—	—	—	2,548
Taxes paid for net share settlements	—	(11)	—	—	—	(11)
Other comprehensive loss, net	—	—	3,774	—	—	3,774
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	(14,976)	—	(14,976)
Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749

Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(5,026)	—	—	5,026	—
Share-based compensation expense	—	8,419	—	—	—	8,419
Taxes paid for net share settlements	—	(4,334)	—	—	—	(4,334)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Other comprehensive income, net	—	—	(4,932)	—	—	(4,932)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	45,489	—	45,489
Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612

Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(9,178)	—	—	9,358	180
Share-based compensation expense	—	1,737	—	—	—	1,737
Taxes paid for net share settlements	—	(317)	—	—	—	(317)
Other comprehensive income, net	—	—	(252)	—	—	(252)
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	(54,271)	—	(54,271)
Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to G-III Apparel Group, Ltd.	$45,489	$(54,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,142	19,558
Loss on disposal of fixed assets	21	169
Non-cash operating lease costs	20,598	44,732
Gain on lease modifications	—	(2,524)
Asset impairments	—	20,013
Dividend received from unconsolidated affiliate	392	2,695
Equity (gain)/loss in unconsolidated affiliates	(2,254)	175
Share-based compensation	8,419	1,737
Deferred financing charges and debt discount amortization	4,781	5,425
Deferred income taxes	(163)	(16,414)
Changes in operating assets and liabilities:
Accounts receivable, net	107,652	253,634
Inventories	(82,835)	(22,849)
Income taxes, net	18,833	(4,979)
Prepaid expenses and other current assets	(9,598)	25,128
Other assets, net	717	(678)
Customer refund liabilities	(36,274)	(118,047)
Operating lease liabilities	(22,562)	(37,785)
Accounts payable, accrued expenses and other liabilities	126,468	(55,914)
Net cash provided by operating activities	193,826	59,805

Cash flows from investing activities
Operating lease assets initial direct costs	—	(3,968)
Minority investment in e-commerce retailer	(25,000)	—
Capital expenditures	(7,526)	(9,101)
Net cash used in investing activities	(32,526)	(13,069)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(676,019)
Proceeds from borrowings - revolving facility	—	676,019
Proceeds from borrowings - foreign facilities	1,706	—
Proceeds from borrowings - unsecured term loan	—	7,071
Proceeds from exercise of equity awards	—	180
Taxes paid for net share settlements	(4,334)	(317)
Net cash (used in) provided by financing activities	(2,628)	6,934

Foreign currency translation adjustments	(618)	1,756
Net increase in cash and cash equivalents	158,054	55,426
Cash and cash equivalents at beginning of period	351,934	197,372
Cash and cash equivalents at end of period	$509,988	$252,798

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$19,545	$12,937
Income tax payments, net	$682	$1,385

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by the Company through November 30, 2020 and was accounted for using the equity method of accounting. Effective December 1, 2020, the Company increased its ownership interest in Fabco to 75% and Fabco is treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. The Company accounts for these two investments using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2021. The Company’s retail operations segment reports on a 52/53-week fiscal year. For fiscal 2022 and 2021, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on July 31, 2021 and August 1, 2020, respectively.

The results for the three and six months ended July 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, the Company applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three and six-month periods ended July 31, 2021.

Note 2 – Retail Restructuring

In fiscal 2021, the Company restructured its retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. Restructuring charges are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. As of July 31, 2021, the Company had a remaining restructuring accrual of $46,000 related to store closing costs. The remaining store closing costs are expected to be paid during the third quarter of fiscal 2022.

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2021, July 31, 2020 and January 31, 2021 were:

	July 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$400,714	$1,775	$402,489
Allowance for doubtful accounts	(17,386)	(56)	(17,442)
Accounts receivable, net	$383,328	$1,719	$385,047

	July 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$284,031	$3,679	$287,710
Allowance for doubtful accounts	(11,178)	(30)	(11,208)
Accounts receivable, net	$272,853	$3,649	$276,502

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$509,010	$1,147	$510,157
Allowance for doubtful accounts	(17,429)	(30)	(17,459)
Accounts receivable, net	$491,581	$1,117	$492,698

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses	(28)	(26)	(54)
Accounts written off as uncollectible	71	—	71
Balance as of July 31, 2021	$(17,386)	$(56)	$(17,442)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(10,557)	52	(10,505)
Accounts written off as uncollectible	7	—	7
Balance as of July 31, 2020	$(11,178)	$(30)	$(11,208)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(16,934)	52	(16,882)
Accounts written off as uncollectible	133	—	133
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $11.2 million, $15.1 million and $22.5 million as of July 31, 2021, July 31, 2020 and January 31, 2021, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.7 million, $6.3 million and $3.5 million at July 31, 2021, July 31, 2020 and January 31, 2021, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 5 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2021	2020	2021	2021	2020	2021

		(In thousands)
Secured notes	2	$400,000	$—	$400,000	$400,000	$—	$400,000
Term loan	2	—	300,000	—	—	300,000	—
Note issued to LVMH	3	111,005	104,884	107,869	105,885	102,304	101,810
Unsecured loans	2	8,930	6,401	9,119	8,930	6,401	9,119
Overdraft facilities	2	4,500	3,530	3,007	4,500	3,530	3,007

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

The Company’s lease assets and liabilities as of July 31, 2021, July 31, 2020 and January 31, 2021 consist of the following:

Leases	Classification	July 31, 2021	July 31, 2020	January 31, 2021

		(In thousands)
Assets
Operating	Operating lease assets	$172,916	$168,071	$186,070
Total lease assets		$172,916	$168,071	$186,070

Liabilities
Current operating	Current operating lease liabilities	$43,119	$91,700	$43,560
Noncurrent operating	Noncurrent operating lease liabilities	147,119	140,283	161,668
Total lease liabilities		$190,238	$231,983	$205,228

The Company’s operating lease liabilities significantly declined during fiscal 2021 due to the restructuring of the retail operations segment, partially offset by other leasing activity. As a result of this restructuring, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores during fiscal 2021.

The Company recorded lease costs of $13.5 million and $27.1 million during the three and six months ended July 31, 2021, respectively. The Company recorded lease costs of $36.0 million and $58.4 million during the three and six months ended July 31, 2020, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $1.9 million and $3.3 million for the three and six months ended July 31, 2021, respectively. The Company recorded negative variable lease costs and short-term lease costs of ($4.3) million and ($0.9) million for the three and six months ended July 31, 2020, respectively. Short-term lease costs are immaterial. As of July 31, 2021, the Company has $1.0 million of deferred lease payments recorded within accounts payable on its condensed consolidated balance sheets.

As of July 31, 2021, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2026 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2022	$28,868
2023	53,011
2024	39,807
2025	32,577
2026	25,970
After 2026	58,911
Total lease payments	$239,144
Less: Interest	48,906
Present value of lease liabilities	$190,238

As of July 31, 2021, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2021, the weighted average remaining lease term related to operating leases is 5.5 years. The weighted average discount rate related to operating leases is 8.4%.

Cash paid for amounts included in the measurement of operating lease liabilities is $29.4 million and $51.0 million during the six months ended July 31, 2021 and July 31, 2020, respectively. Right-of-use assets obtained in exchange for lease obligations were $8.6 million and $10.8 million during the six months ended July 31, 2021 and July 31, 2020, respectively.

Note 7 – Net Income (Loss) per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 15,100 and 8,200 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2021, respectively. All unvested restricted stock unit awards and stock options have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2020 as a result of the Company recording a net loss during each of those periods.  All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(In thousands, except share and per share amounts)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$19,168	$(14,976)	$45,489	$(54,271)
Basic net income (loss) per share:
Basic common shares	48,476	48,214	48,427	48,121
Basic net income (loss) per share	$0.40	$(0.31)	$0.94	$(1.13)

Diluted net income (loss) per share:
Basic common shares	48,476	48,214	48,427	48,121
Dilutive restricted stock unit awards and stock options	1,047	—	1,075	—
Diluted common shares	49,523	48,214	49,502	48,121
Diluted net income (loss) per share	$0.39	$(0.31)	$0.92	$(1.13)

Note 8 – Notes Payable

Long-term debt consists of the following:

	July 31, 2021	July 31, 2020	January 31, 2021

	(In thousands)
Secured Notes	$400,000	$—	$400,000
Term Loan	—	300,000	—
Revolving credit facility	—	—	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	8,930	6,401	9,119
Overdraft facilities	4,500	3,530	3,007
Subtotal	538,430	434,931	537,126
Less: Net debt issuance costs (1)	(6,794)	(6,095)	(7,643)
Debt discount	(13,995)	(20,116)	(17,131)
Current portion of long-term debt	(5,624)	(3,717)	(4,402)
Total	$512,017	$405,003	$507,950
(1)	Does not include debt issuance costs, net of amortization, totaling $6.4 million, $3.3 million and $7.2 million as of July 31, 2021, July 31, 2020 and January 31, 2021, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

The Notes are subject to the terms of the intercreditor agreement which governs the relative rights of the secured parties in respect of the ABL Facility and the Notes (the “Intercreditor Agreement”). The Intercreditor Agreement restricts the actions permitted to be taken by the Collateral Agent with respect to the Collateral on behalf of the holders of the Notes. The Notes are also subject to the terms of the LVMH Note subordination agreement which governs the relative rights of the secured parties in respect of the LVMH Note, the ABL Facility and the Notes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and its subsidiaries, G-III Apparel Canada ULC, Gabrielle Studio, Inc., Donna Karan International Inc. and Donna Karan Studio LLC (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2021, the Company was in compliance with these covenants.

As of July 31, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of July 31, 2021, there were outstanding trade and standby letters of credit amounting to $9.2 million and $4.0 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. The Company has a total of $8.0 million debt issuance costs related to the ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is to be subsequently amortized ratably over the term of the ABL Credit Agreement.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2021, TRB had an aggregate outstanding balance of €7.5 million under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2021, TRB had an aggregate of €3.8 million drawn under these facilities.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin

trademarks owned by the Company. As of July 31, 2021, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. The Company’s Wilsons Leather, G.H. Bass and Calvin Klein Performance stores were closed in fiscal 2021 as a result of the restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.3 million, $5.1 million and $5.9 million at July 31, 2021, July 31, 2020 and January 31, 2021, respectively. The Company recognized $2.9 million in revenue for the three months ended July 31, 2021 related to contract liabilities that existed at April 30, 2021. The Company recognized $3.8 million in revenue for the six months ended July 31, 2021 related to contract liabilities that existed at January 31, 2021.  There were no contract assets recorded as of July 31, 2021, July 31, 2020 and January 31, 2021. Substantially all of the advance payments from licensees as of July 31, 2021 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended July 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$467,013	$27,285	$(11,217)	$483,081
Cost of goods sold	288,306	13,114	(11,217)	290,203
Gross profit	178,707	14,171	—	192,878
Selling, general and administrative expenses	129,291	17,549	—	146,840
Depreciation and amortization	6,086	1,012	—	7,098
Operating profit (loss)	$43,330	$(4,390)	$—	$38,940

	Three Months Ended July 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$266,809	$34,507	$(4,104)	$297,212
Cost of goods sold	143,340	23,283	(4,104)	162,519
Gross profit	123,469	11,224	—	134,693
Selling, general and administrative expenses	76,727	45,375	—	122,102
Depreciation and amortization	8,392	1,299	—	9,691
(Gain) loss on lease modifications	612	13,690	—	14,302
Operating loss	$37,738	$(49,140)	$—	$(11,402)

	Six Months Ended July 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$978,527	$46,704	$(22,240)	$1,002,991
Cost of goods sold	614,127	22,757	(22,240)	614,644
Gross profit	364,400	23,947	—	388,347
Selling, general and administrative expenses	254,625	33,818	—	288,443
Depreciation and amortization	12,299	1,843	—	14,142
Asset impairments, net of gain on lease modifications	—	—	—	—
Operating profit (loss)	$97,476	$(11,714)	$—	$85,762

	Six Months Ended July 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$645,681	$68,415	$(11,753)	$702,343
Cost of goods sold	409,981	45,021	(11,753)	443,249
Gross profit	235,700	23,394	—	259,094
Selling, general and administrative expenses	189,327	87,395	—	276,722
Depreciation and amortization	16,683	2,875	—	19,558
Gain on lease modifications	608	16,881	—	17,489
Operating profit (loss)	$29,082	$(83,757)	$—	$(54,675)

(1)Represents intersegment sales to the Company’s retail operations segment.

Note 11 – Stockholders’ Equity

For the three months ended July 31, 2021, the Company issued no shares of common stock and utilized 189,313 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2020, the Company issued no shares of common stock and utilized 307,147 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2021, the Company issued no shares of common stock and utilized 189,471 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2020, the Company issued no shares of common stock and utilized 349,342 shares of treasury stock in connection with the vesting of equity awards.

Note 12 – Income Taxes

For the three months ended July 31, 2021 and July 31, 2020, the Company recorded a $9.2 million income tax expense and a $3.7 million income tax benefit, respectively. For the six months ended July 31, 2021 and July 31, 2020, the Company recorded a $19.5 million income tax expense and a $20.1 million income tax benefit, respectively. Historically, the Company calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on the Company’s operations, the Company used a discrete effective tax rate method to calculate taxes for the six-month period ended July 31, 2020. For the six-month period ended July 31, 2021, the Company returned to the historical practice of applying an estimated annual effective tax rate based on full fiscal year income to pre-tax income for the reporting period.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three and six months ended July 31, 2021, related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million (US$0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below.  Cumulative amounts paid and deferred through July 31, 2021, related to the higher dutiable values, were CAD$14.4 million (US$11.6 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. The Tribunal has confirmed receipt of the Notice of Appeal. G-III Canada filed its case brief and evidence on April 13, 2021. The CBSA filed its brief on June 14, 2021. The hearing date, originally scheduled for August 10, 2021, was rescheduled for September 1, 2021 but has been postponed by the Tribunal. A new hearing date has not yet been set.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

Note 14 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2021.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2022 is referred to as “fiscal 2022.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the six-month period ended June 30, 2021. We account for our investment in each of KLH and KLNA using the equity method of accounting. The Company’s retail operations segment uses a 52/53-week fiscal year. For fiscal 2022 and 2021, the three and six-month period for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on July 31, 2021 and August 1, 2020, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effect of problems with our logistics and distribution systems;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;

●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to pure play online retail partners such as Amazon and Fanatics.

We also distribute apparel and other products directly to consumers through our own DKNY and Karl Lagerfeld Paris retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses. In fiscal 2021, we restructured our retail operations and completed the closing of our Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. We believe this restructuring will enable us to reduce our losses in our retail operations segment and re-position our retail operations with a goal of becoming a profitable contributor to our business.

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

We determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, we applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on our condensed consolidated financial statements as of and for the three and six-month periods ended July 31, 2021.

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

Trends Affecting Our Business

Impact of COVID-19 Pandemic

The COVID-19 pandemic has affected businesses around the world since the first quarter of fiscal 2021. Federal, state and local governments in the United States and around the world, as well as private entities, mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The COVID-19 pandemic continues to impact the global economy. In the first half of fiscal 2022, consumer demand increased year-over-year. Even as businesses have reopened as governmental restrictions were loosened with respect to stay at home orders and various restrictions on the operation of retail businesses, the ultimate economic impact of the COVID-19 pandemic is uncertain. The spread of the Delta variant could result in the reimposition of restrictions on commercial and social activities that would adversely impact our business. While we expect significant improvements in our results of operations for fiscal 2022 as compared to fiscal 2021, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will continue to be adversely impacted in fiscal 2022 as a result of the COVID-19 pandemic.

The continued impact of COVID-19 remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic and the success and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19. New information may emerge concerning the severity of the outbreak and the spread of variants, including the Delta variant, of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com and www.wilsonsleather.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to pure play online retail partners such as Amazon and Fanatics and have made a minority investment in an e-commerce retailer.

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

Supply Chain

The effects of the COVID-19 pandemic on the shipping industry have adversely affected our ability to ensure that we are able to import our product in a manner that allows for timely delivery to our customers. Demand for container space has increased, as availability of container space had been reduced. This has caused contractual shipping rates to increase. Our shipping costs have also increased as we purchased needed container space on the secondary market at higher spot rates. If we are unable to secure container space on a vessel due to the limited availability, we may experience delays in shipping product from our overseas suppliers to our customers. Ports around the world are experiencing congestion, slowing transit times of product through ports of entry which affects our ability to timely receive and deliver product to our customers. Our longstanding relationships with our steamship carriers have facilitated our ability to secure space on vessels as demand for apparel increases, although at rates that are significantly higher than in the past. We believe that the strength of our portfolio of global power brands will allow us to selectively raise prices to largely offset higher freight costs.

These supply chain challenges increased during our second fiscal quarter and, as a result, the receipt of a significant amount of orders has been delayed until our third fiscal quarter. We have not as yet experienced order cancellations as a result of these delays as there is significant demand for our products from our customers. We anticipant the current supply chain conditions will continue to cause our freight costs to increase and delays in receipts during the second half of our fiscal 2022 year.

Results of Operations

Three months ended July 31, 2021 compared to three months ended July 31, 2020

Net sales for the three months ended July 31, 2021 increased to $483.1 million from $297.2 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $467.0 million for the three months ended July 31, 2021 from $266.8 million in the comparable period last year. This increase is primarily the result of a $62.2 million increase in net sales of Calvin Klein licensed products, a $43.8 million increase in net sales of our DKNY and Donna Karan products, a $20.5 million increase in net sales of Karl Lagerfeld Paris licensed products and a $15.4 million increase in net sales of Tommy Hilfiger licensed products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March, 2020. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020, however, a majority of these stores continued to operate under government mandated restrictions. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During the three months ended July 31, 2021, substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories. Governmental restrictions could be reimposed as a result of the spread of the Delta variant of COVID-19.

Net sales of our retail operations segment decreased to $27.3 million for the three months ended July 31, 2021 from $34.5 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of our Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. The number of retail stores operated by us decreased from 247 at July 31, 2020 to 50 at July 31, 2021. Wilsons and G.H. Bass stores, which were closed by the end of fiscal 2021, contributed $19.7 million of net sales for the three months ended July 31, 2020. Net sales from the remainder of our retail operations segment increased by $12.5 million during the three months ended July 31, 2021 compared to the same period last year.

Gross profit was $192.9 million, or 39.9% of net sales, for the three months ended July 31, 2021, compared to $134.7 million, or 45.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 38.3% in the three months ended July 31, 2021 compared to 46.3% in the same period last year. In the prior year, the gross profit percentage in our wholesale operations segment was positively impacted by the reversal of previously anticipated markdown accruals that were no longer necessary due to the reduction in sales to our retail customers, as well as a reversal of a portion of previously accrued royalty expense associated with royalty reductions that were provided by licensors. The gross profit percentage in our retail operations segment was 51.9% for the three months ended July 31, 2021 compared to 32.5% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted last year by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment which resulted in the liquidation of inventory. Our wholesale and retail operating segments had gross profit percentages of 32.8% and 46.5%, respectively, for the three months ended July 31, 2019. Both operating segments experienced increased gross profit percentages compared to the pre-pandemic quarter ended July 31, 2019 due to less promotional activity and strategic price increases in the current period, partially offset by increased freight costs.

Selling, general and administrative expenses increased to $146.8 million in the three months ended July 31, 2021 from $122.1 million in the same period last year. The increase in expenses was primarily due to an increase of $29.7 million in compensation expense, primarily from bonus accruals and salaries. As a result of the COVID-19 pandemic, the prior year’s period had no bonus accrual and salary expense declined as a result of employee furloughs, job eliminations and salary reductions. The increase in expenses was also due to a $7.7 million increase in contractual advertising and a $6.2 million increase in third-party warehouse expenses both related to increased sales. These increases were partially offset by a $17.0 million decrease in facility expenses and a $2.7 million decrease in professional fees primarily related to the retail restructuring that occurred in the prior year period.

Depreciation and amortization was $7.1 million for the three months ended July 31, 2021 compared to $9.7 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other income was $2.0 million in the three months ended July 31, 2021 compared to $1.9 million for the same period last year. We recorded $0.4 million of foreign currency losses during the three months ended July 31, 2021 compared to foreign currency income of $1.5 million during the same period last year and $1.8 million in income from unconsolidated affiliates during the three months ended July 31, 2021 compared to $0.4 million in income from unconsolidated affiliates in the same period last year. In addition, we recorded other income of $0.6 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief.

Interest and financing charges, net, for the three months ended July 31, 2021 were $12.6 million compared to $9.2 million for the same period last year. The increase is primarily due to the senior secured notes outstanding in the current quarter having a higher principal balance and interest rate than the term loan that was outstanding in the prior year period.

Income tax expense was $9.2 million for the three months ended July 31, 2021 compared to an income tax benefit of $3.7 million for the same period last year. Our effective tax rate increased to 32.6% in the current year’s quarter from 19.6% in last year’s comparable quarter. The prior year’s rate was positively impacted by the carryback of net operating losses for U.S. federal income tax purposes to a taxable year with a 35% federal tax rate compared to the current federal tax rate of 21%. In addition, due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we used a discrete effective tax rate method to calculate taxes last year. We returned to our historical practice of using an annual effective tax rate based on full fiscal year income in the current year.

Six months ended July 31, 2021 compared to six months ended July 31, 2020

Net sales for the six months ended July 31, 2021 increased to $1.0 billion from $702.3 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $978.5 million for the six months ended July 31, 2021 from $645.7 million in the comparable period last year. This increase is primarily the result of a $109.8 million increase in net sales of Calvin Klein licensed products, a $86.5 million increase in net sales of our DKNY and Donna Karan products, a $43.1 million increase in net sales of Tommy Hilfiger licensed products and a $26.3 million increase in net sales of Karl Lagerfeld Paris licensed products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March, 2020. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020 with a majority of these stores operating under government mandated limitations. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During the six months ended July 31, 2021, substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories. Governmental restrictions could be reimposed as a result of the spread of the Delta variant of COVID-19.

Net sales of our retail operations segment decreased to $46.7 million for the six months ended July 31, 2021 from $68.4 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of our Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. The number of retail stores operated by us decreased from 247 at July 31, 2020 to 50 at July 31, 2021. Wilsons and G.H. Bass stores, which were closed by the end of fiscal 2021, contributed $39.0 million of  net sales for the six months ended July 31, 2020. Net sales from the remainder of our retail operations segment increased by $17.3 million during the six months ended July 31, 2021 compared to the same period last year.

Gross profit was $388.3 million, or 38.7% of net sales, for the six months ended July 31, 2021, compared to $259.1 million, or 36.9% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 37.2% in the six months ended July 31, 2021 compared to 36.5% in the same period last year. The gross profit in the current year period was positively impacted by less promotional activity and strategic price increases, partially offset by increased freight costs. The gross profit percentage in our retail operations segment was 51.3% for the six months ended July 31, 2021 compared to 34.2% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted last year by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment which resulted in the liquidation of inventory. Our wholesale and retail operating segments had gross profit percentages of 33.8% and 45.8%, respectively, for the six months ended July 31, 2019. Both operating segments experienced increased gross profit precentages compared to the pre-pandemic period ended July 31, 2019 due to less promotional activity and strategic price increases in the current period, partially offset by increased freight costs.

Selling, general and administrative expenses increased to $288.4 million in the six months ended July 31, 2021 from $276.7 million in the same period last year. The increase in expenses was primarily due to an increase of $36.9 million in compensation expense, primarily from bonus accruals. As a result of the COVID-19 pandemic, the prior year’s period had a nominal bonus accrual. The increase in expenses was also due to a $11.4 million increase in contractual advertising and a $7.6 million increase in third-party warehouse expenses related to increased sales. These increases were partially offset by a $29.5 million decrease in facility expenses and a $3.9 million decrease in professional fees primarily related to the retail restructuring that occurred in the prior year period. In addition, there was a $10.3 million decrease in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers in the prior year period.

Depreciation and amortization was $14.1 million for the six months ended July 31, 2021 compared to $19.6 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other income was $3.8 million in the six months ended July 31, 2021 compared to an other loss of $0.1 million for the same period last year. This change is primarily due to other income of $2.1 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief. In addition, this change is also the result of recording $0.6 million of foreign currency losses during the six months ended July 31, 2021 compared to foreign currency income of $0.1 million during the six months ended July 31, 2020 and $2.3 million in income from unconsolidated affiliates during the six months ended July 31, 2021 compared to $0.2 million of loss from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2021 were $24.6 million compared to $19.6 million for the same period last year. The increase is primarily due to the senior secured notes outstanding in the current quarter having a higher principal balance and interest rate than the term loan that was outstanding in the prior year period.

Income tax expense was $19.5 million for the six months ended July 31, 2021 compared to an income tax benefit of $20.1 million for the same period last year. Our effective tax rate increased to 30.0% in the current year’s period from 27.0% in last year’s comparable period. This is primarily due to the carryback of net operating losses for U.S. federal income tax purposes to a taxable year with a 35% federal tax rate compared to the current year federal tax rate of 21%. In addition, due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we used a discrete effective tax rate method to calculate taxes last year. We returned to our historical practice of using an annual effective tax rate based on full fiscal year income in the current year.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments.

As of July 31, 2021, we had cash and cash equivalents of $510.0 million and availability under our revolving credit facility of approximately $400 million. As of July 31, 2021, we were in compliance with all covenants under our debt agreements.

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

The Notes are subject to the terms of the intercreditor agreement which governs the relative rights of the secured parties in respect of the ABL Facility and the Notes (the “Intercreditor Agreement”). The Intercreditor Agreement restricts the actions permitted to be taken by the Collateral Agent with respect to the Collateral on behalf of the holders of the Notes. The Notes are also subject to the terms of the LVMH Note subordination agreement which governs the relative rights of the secured parties in respect of the LVMH Note, the ABL Facility and the Notes.

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

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2021, the Company was in compliance with these covenants.

As of July 31, 2021, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2021, there were outstanding trade and standby letters of credit amounting to $9.2 million and $4.0 million, respectively.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2021, TRB had an aggregate outstanding balance of €7.5 million under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2021, TRB had an aggregate €3.8 million drawn under these facilities.

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

We had no borrowings outstanding under our revolving credit facility at July 31, 2021 and 2020. We had $400 million in borrowings outstanding under the Notes at July 31, 2021. The Notes repaid the $300 million in borrowings under the Term Loan Credit Agreement that were outstanding at July 31, 2020. Our contingent liability under open letters of credit was approximately $13.2 million and $10.4 million at July 31, 2021 and 2020, respectively. In addition to the amounts outstanding under these two loan agreements, at July 31, 2021 and 2020, we had $125 million of face value principal amount outstanding under the LVMH Note. As of July 31, 2021 and 2020, we had an aggregate of €7.5 million ($8.9 million) and €5.7 million ($6.4 million) outstanding under Vilebrequin’s unsecured loans. As of July 31, 2021 and 2020, we also had €3.8 million ($4.5 million) and €3.1 million ($3.5 million) outstanding under Vilebrequin’s overdraft facilities.

We had cash and cash equivalents of $510.0 million at July 31, 2021 and $252.8 million at July 31, 2020.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in the aggregate amount of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended July 31, 2021. As of August 31, 2021, we had 2,949,362 authorized shares remaining under this program and 48,566,107 shares of common stock outstanding.

Cash from Operating Activities

We generated $193.8 million in cash from operating activities during six months ended July 31, 2021, primarily as a result of our net income of $45.5 million and non-cash charges in the aggregate amount of $43.2 million relating primarily to operating lease costs of $20.6 million, depreciation and amortization of $14.1 million and share-based compensation of $8.4 million. We also generated cash from operating activities as a result of an increase of $126.5 million in accounts payable and accrued expenses and a decrease of $107.7 million in accounts receivable. These items were offset, in part, by an increase of $82.8 million in inventories and decreases of $36.3 million in customer refund liabilities and $22.6 in operating lease liabilities.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter. Our accounts receivable and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters. Our typical seasonal patterns were disrupted last year due to the COVID-19 pandemic.

Cash from Investing Activities

We used $32.5 million of cash in investing activities during six months ended July 31, 2021, primarily as a result of a $25.0 million minority investment in an e-commerce retailer. In addition, we also had $7.5 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash used in financing activities was $2.6 million during six months ended July 31, 2021 primarily as a result $4.3 million for taxes paid in connection with net share settlements, partially offset by $1.7 million of net borrowings under Vilebrequin’s overdraft facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2021 are those that depend most heavily on these judgments and estimates. As of July 31, 2021, there have been no material changes to our critical accounting policies, other than the change in our retail inventory valuation method from the lower of cost or market as determined by the retail inventory method to the lower of cost or market under the weighted average cost method as discussed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of July 31, 2021, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2021. Included in this table are shares withheld during June and July 2021 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2021	—	$—	—	2,949,362
June 1 - June 30, 2021	131,111	32.86	—	2,949,362
July 1 - July 31, 2021	850	30.12	—	2,949,362
	131,961	$32.84	—	2,949,362

(1)

Included in this table are 131,961 shares withheld during June and July 2021 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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

Item 6.        Exhibits.

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 8, 2021	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2021	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer