Form 10-Q
period 2021-10-31
G III APPAREL GROUP LTD /DE/
filed 2021-12-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

As of December 3, 2021, there were 48,568,473 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$279,564	$149,745	$351,934
Accounts receivable, net of allowance for doubtful accounts of $17.4 million, $15.5 million and $17.5 million, respectively	844,382	720,975	492,698
Inventories	448,991	461,769	416,503
Prepaid income taxes	994	2,043	26,102
Prepaid expenses and other current assets	53,532	37,274	56,803
Total current assets	1,627,463	1,371,806	1,344,040
Investments in unconsolidated affiliates	61,413	62,177	63,523
Property and equipment, net	49,948	60,973	57,064
Operating lease assets	176,530	181,187	186,070
Other assets, net	60,405	36,722	38,785
Other intangibles, net	32,208	35,669	35,059
Deferred income tax assets, net	4,682	18,136	5,098
Trademarks	450,252	441,062	443,612
Goodwill	265,116	261,684	263,135
Total assets	$2,728,017	$2,469,416	$2,436,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,063	$4,083	$4,402
Accounts payable	233,893	157,654	139,183
Accrued expenses	141,456	125,675	102,787
Customer refund liabilities	81,271	120,395	99,355
Current operating lease liabilities	45,117	65,554	43,560
Income tax payable	38,974	8,702	11,853
Other current liabilities	2,228	21	862
Total current liabilities	547,002	482,084	402,002
Notes payable, net of discount and unamortized issuance costs	513,466	504,328	507,950
Deferred income tax liabilities, net	21,306	8,313	20,353
Noncurrent operating lease liabilities	147,688	157,983	161,668
Other noncurrent liabilities	11,558	6,441	7,208
Total liabilities	1,241,020	1,159,149	1,099,181

Redeemable noncontrolling interests	758	—	964

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and, 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	450,768	446,662	448,417
Accumulated other comprehensive loss	(11,428)	(11,194)	(2,094)
Retained earnings	1,068,575	902,041	916,683
Common stock held in treasury, at cost - 827, 1,037 and 1,019 shares, respectively	(21,940)	(27,506)	(27,029)
Total stockholders' equity	1,486,239	1,310,267	1,336,241
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,728,017	$2,469,416	$2,436,386

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,015,392	$826,561	$2,018,383	$1,528,904
Cost of goods sold	667,882	528,806	1,282,526	972,055
Gross profit	347,510	297,755	735,857	556,849
Selling, general and administrative expenses	182,360	177,625	470,803	454,347
Depreciation and amortization	7,024	10,187	21,166	29,745
Asset impairments, net of loss (gain) on lease modifications	—	(117)	—	17,372
Operating profit	158,126	110,060	243,888	55,385
Other income	898	225	4,693	112
Interest and financing charges, net	(12,354)	(18,681)	(36,932)	(38,237)
Income before income taxes	146,670	91,604	211,649	17,260
Income tax expense	40,198	28,430	59,692	8,357
Net income	106,472	63,174	151,957	8,903
Less: Loss attributable to noncontrolling interests	(202)	—	(206)	—
Net income attributable to G-III Apparel Group, Ltd.	$106,674	$63,174	$152,163	$8,903

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$2.20	$1.31	$3.14	$0.18
Weighted average number of shares outstanding	48,567	48,359	48,474	48,201

Diluted:
Net income per common share	$2.16	$1.29	$3.07	$0.18
Weighted average number of shares outstanding	49,458	48,809	49,499	48,589

Net income	$106,472	$63,174	$151,957	$8,903
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,402)	7,066	(9,340)	6,814
Other comprehensive income (loss):	(4,402)	7,066	(9,340)	6,814
Comprehensive income	$102,070	$70,240	$142,617	$15,717
Comprehensive loss attributable to noncontrolling interests:
Net loss	(202)	—	(206)	—
Foreign currency translation adjustments	—	—	6	—
Comprehensive loss attributable to noncontrolling interests	(202)	—	(200)	—
Comprehensive income attributable to G-III Apparel Group, Ltd.	$101,868	$70,240	$142,417	$15,717

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612
Equity awards exercised/vested, net	—	(63)	—	—	63	—
Share-based compensation expense	—	3,354	—	—	—	3,354
Taxes paid for net share settlements	—	1	—	—	—	1
Other comprehensive income, net	—	—	(4,402)	—	—	(4,402)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	106,674	—	106,674
Balance as of October 31, 2021	$264	$450,768	$(11,428)	$1,068,575	$(21,940)	$1,486,239

Balance as of July 31, 2020	$264	$444,384	$(18,260)	$838,867	$(27,506)	$1,237,749
Share-based compensation expense	—	2,278	—	—	—	2,278
Other comprehensive loss, net	—	—	7,066	—	—	7,066
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	63,174	—	63,174
Balance as of October 31, 2020	$264	$446,662	$(11,194)	$902,041	$(27,506)	$1,310,267

Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(5,089)	—	—	5,089	—
Share-based compensation expense	—	11,773	—	—	—	11,773
Taxes paid for net share settlements	—	(4,333)	—	—	—	(4,333)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Other comprehensive income, net	—	—	(9,334)	—	—	(9,334)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	152,163	—	152,163
Balance as of October 31, 2021	$264	$450,768	$(11,428)	$1,068,575	$(21,940)	$1,486,239

Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(9,178)	—	—	9,358	180
Share-based compensation expense	—	4,015	—	—	—	4,015
Taxes paid for net share settlements	—	(317)	—	—	—	(317)
Other comprehensive loss, net	—	—	6,814	—	—	6,814
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	8,903	—	8,903
Balance as of October 31, 2020	$264	$446,662	$(11,194)	$902,041	$(27,506)	$1,310,267

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2021	2020

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$152,163	$8,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,166	29,745
Loss on disposal of fixed assets	55	474
Non-cash operating lease costs	31,635	59,643
Gain on lease modifications	—	(2,539)
Asset impairments	—	19,911
Dividend received from unconsolidated affiliate	1,376	2,695
Equity (gain)/loss in unconsolidated affiliates	(2,783)	(340)
Change in fair value of equity investment	(1,206)	—
Share-based compensation	11,773	4,015
Deferred financing charges and debt discount amortization	7,212	7,712
Extinguishment of deferred financing costs	—	6,503
Deferred income taxes	1,747	2
Changes in operating assets and liabilities:
Accounts receivable, net	(351,683)	(190,838)
Inventories	(32,488)	90,148
Income taxes, net	52,229	6,587
Prepaid expenses and other current assets	9,071	42,704
Other assets, net	1,003	(342)
Customer refund liabilities	(18,085)	(113,023)
Operating lease liabilities	(34,720)	(61,822)
Accounts payable, accrued expenses and other liabilities	136,147	(37,709)
Net cash used in operating activities	(15,388)	(127,571)

Cash flows from investing activities
Operating lease assets initial direct costs	—	(4,041)
Minority investment in e-commerce retailer	(25,000)	—
Capital expenditures	(13,004)	(12,392)
Investment in brand acquisition	(13,266)	—
Net cash used in investing activities	(51,270)	(16,433)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(878,083)
Proceeds from borrowings - revolving facility	—	878,083
Repayment of borrowings - foreign facilities	(277)	—
Proceeds from borrowings - foreign facilities	100	—
Repayment of borrowings - unsecured term loan	—	(300,262)
Proceeds from borrowings - unsecured term loan	—	7,103
Proceeds from borrowings - senior secured notes	—	400,000
Payment of financing costs	—	(13,276)
Proceeds from exercise of equity awards	—	180
Taxes paid for net share settlements	(4,333)	(317)
Net cash (used in) provided by financing activities	(4,510)	93,428

Foreign currency translation adjustments	(1,202)	2,949
Net decrease in cash and cash equivalents	(72,370)	(47,627)
Cash and cash equivalents at beginning of period	351,934	197,372
Cash and cash equivalents at end of period	$279,564	$149,745

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$36,954	$14,864
Income tax payments, net	$5,370	$1,628
Stock received from licensing agreement	$4,831	$—

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by the Company through November 30, 2020 and was accounted for using the equity method of accounting. Effective December 1, 2020, the Company increased its ownership interest in Fabco to 75% and, as a result, Fabco is treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. The Company accounts for these two investments using the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2021. The Company’s retail operations segment reports on a 52/53-week fiscal year. For fiscal 2022 and 2021, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on October 30, 2021 and October 31, 2020, respectively.

The results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, the Company applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease of $0.3 million in both inventories and retained earnings. The change in accounting principle did not have a material effect on the Company’s condensed consolidated financial statements as of and for the three and nine-month periods ended October 31, 2021.

Note 2 – Retail Restructuring

In fiscal 2021, the Company restructured its retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. Restructuring charges are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. During the three months ended October 31, 2021, the Company paid the final $46,000 related to store closing costs. As a result, as of October 31, 2021, the Company has paid all remaining restructuring charges.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2021, October 31, 2020 and January 31, 2021 were:

	October 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$860,245	$1,586	$861,831
Allowance for doubtful accounts	(17,412)	(37)	(17,449)
Accounts receivable, net	$842,833	$1,549	$844,382

	October 31, 2020
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$734,481	$1,968	$736,449
Allowance for doubtful accounts	(15,437)	(37)	(15,474)
Accounts receivable, net	$719,044	$1,931	$720,975

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$509,010	$1,147	$510,157
Allowance for doubtful accounts	(17,429)	(30)	(17,459)
Accounts receivable, net	$491,581	$1,117	$492,698

The allowance for doubtful accounts for wholesale trade receivables is estimated based on several factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings (including potential bankruptcy filings), extensive delay in payment or substantial downgrading by credit rating agencies), a specific reserve for bad debt is recorded against amounts due from that customer to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, an allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the end of the reporting period for financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. The Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

The allowance for doubtful accounts for retail trade receivables is estimated at the credit card chargeback rate applied to the previous 90 days of credit card sales. In addition, the Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts.

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses	(54)	(7)	(61)
Accounts written off as uncollectible	71	—	71
Balance as of October 31, 2021	$(17,412)	$(37)	$(17,449)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(14,919)	45	(14,874)
Accounts written off as uncollectible	110	—	110
Balance as of October 31, 2020	$(15,437)	$(37)	$(15,474)

Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(16,934)	52	(16,882)
Accounts written off as uncollectible	133	—	133
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, represented $13.9 million, $20.6 million and $22.5 million as of October 31, 2021, October 31, 2020 and January 31, 2021, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.6 million, $4.8 million and $3.5 million at October 31, 2021, October 31, 2020 and January 31, 2021, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

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

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2021	2020	2021	2021	2020	2021

		(In thousands)
Secured notes	2	$400,000	$400,000	$400,000	$400,000	$400,000	$400,000
Note issued to LVMH	3	112,613	106,361	107,869	107,983	99,832	101,810
Unsecured loans	2	8,444	7,232	9,119	8,444	7,232	9,119
Overdraft facilities	2	2,841	2,885	3,007	2,841	2,885	3,007

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During the second quarter of fiscal 2021, the Company recorded a $20 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather, G.H. Bass, DKNY and Vilebrequin stores as a result of the performance at these stores.

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

The Company’s lease assets and liabilities as of October 31, 2021, October 31, 2020 and January 31, 2021 consist of the following:

Leases	Classification	October 31, 2021	October 31, 2020	January 31, 2021

		(In thousands)
Assets
Operating	Operating lease assets	$176,530	$181,187	$186,070
Total lease assets		$176,530	$181,187	$186,070

Liabilities
Current operating	Current operating lease liabilities	$45,117	$65,554	$43,560
Noncurrent operating	Noncurrent operating lease liabilities	147,688	157,983	161,668
Total lease liabilities		$192,805	$223,537	$205,228

The Company’s operating lease liabilities significantly declined during fiscal 2021 due to the restructuring of the retail operations segment, partially offset by other leasing activity. As a result of this restructuring, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance stores during fiscal 2021.

The Company recorded lease costs of $14.0 million and $41.1 million during the three and nine months ended October 31, 2021. The Company recorded lease costs of $18.7 million and $77.1 million during the three and nine months ended October 31, 2020, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $2.8 million and $6.2 million for the three and nine months ended October 31, 2021, respectively. The Company recorded variable lease costs and short-term lease costs of $6.2 million and $5.3 million for the three and nine months ended October 31, 2020, respectively. Short-term lease costs are immaterial.

As of October 31, 2021, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2026 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2022	$14,735
2023	57,185
2024	43,292
2025	35,903
2026	28,428
After 2026	60,958
Total lease payments	$240,501
Less: Interest	47,696
Present value of lease liabilities	$192,805

As of October 31, 2021, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2021, the weighted average remaining lease term related to operating leases is 5.3 years. The weighted average discount rate related to operating leases is 8.4%.

Cash paid for amounts included in the measurement of operating lease liabilities is $44.5 million and $79.7 million during the nine months ended October 31, 2021 and October 31, 2020, respectively. Right-of-use assets obtained in exchange for lease obligations were $24.6 million and $41.3 million during the nine months ended October 31, 2021 and October 31, 2020, respectively.

Note 7 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 68,800 and 18,300 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2021, respectively. Approximately 262,100 and 215,600 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2020, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$106,674	$63,174	$152,163	$8,903
Basic net income per share:
Basic common shares	48,567	48,359	48,474	48,201
Basic net income per share	$2.20	$1.31	$3.14	$0.18

Diluted net income per share:
Basic common shares	48,567	48,359	48,474	48,201
Dilutive restricted stock unit awards and stock options	891	450	1,025	388
Diluted common shares	49,458	48,809	49,499	48,589
Diluted net income per share	$2.16	$1.29	$3.07	$0.18

Note 8 – Notes Payable

Long-term debt consists of the following:

	October 31, 2021	October 31, 2020	January 31, 2021

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	—	—	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	8,444	7,232	9,119
Overdraft facilities	2,841	2,885	3,007
Subtotal	536,285	535,117	537,126
Less: Net debt issuance costs (1)	(6,369)	(8,067)	(7,643)
Debt discount	(12,387)	(18,639)	(17,131)
Current portion of long-term debt	(4,063)	(4,083)	(4,402)
Total	$513,466	$504,328	$507,950
(1)	Does not include debt issuance costs, net of amortization, totaling $6.0 million, $7.3 million and $7.2 million as of October 31, 2021, October 31, 2020 and January 31, 2021, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2021, the Company was in compliance with these covenants.

As of October 31, 2021, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of October 31, 2021, there were outstanding trade and standby letters of credit amounting to $13.1 million and $4.0 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. The Company has a total of $8.0 million debt issuance costs related to the ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2021, TRB had an aggregate outstanding balance of €7.3 million ($8.4 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2021, TRB had an aggregate of €2.5 million ($2.8 million) drawn under these facilities.

Note 9 – Sonia Rykiel Acquisition

In October 2021, the Company purchased European luxury fashion brand Sonia Rykiel. The total purchase price was not material. Sonia Rykiel was one of the leading figures of Parisian fashion who created the iconic brand. Sonia Rykiel is a wholly-owned operating subsidiary that reports results on a calendar year basis rather than the January 31 fiscal year basis used by the Company. Accordingly, the results of Sonia Rykiel will be included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2022.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets have been recorded at their estimated fair values as of October 31, 2021. The Company is currently evaluating the fair value of the acquired trademarks and other assets and liabilities, including contingent consideration, and has preliminarily recorded the acquisition to trademarks and goodwill.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of October 31, 2021, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. The Company’s Wilsons Leather, G.H. Bass and Calvin Klein Performance stores were closed in fiscal 2021 as a result of the retail restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $3.8 million, $4.1 million and $5.9 million at October 31, 2021, October 31, 2020 and January 31, 2021, respectively. The Company recognized $3.2 million in revenue for the three months ended October 31, 2021 related to contract liabilities that existed at July 31, 2021. The Company recognized $4.4 million in revenue for the nine months ended October 31, 2021 related to contract liabilities that existed at January 31, 2021.  There were no contract assets recorded as of October 31, 2021, October 31, 2020 and January 31, 2021. Substantially all of the advance payments from licensees as of October 31, 2021 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended October 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,013,440	$26,164	$(24,212)	$1,015,392
Cost of goods sold	678,959	13,135	(24,212)	667,882
Gross profit	334,481	13,029	—	347,510
Selling, general and administrative expenses	162,357	20,003	—	182,360
Depreciation and amortization	6,089	935	—	7,024
Operating profit (loss)	$166,035	$(7,909)	$—	$158,126

	Three Months Ended October 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$783,030	$57,982	$(14,451)	$826,561
Cost of goods sold	504,919	38,338	(14,451)	528,806
Gross profit	278,111	19,644	—	297,755
Selling, general and administrative expenses	134,050	43,575	—	177,625
Depreciation and amortization	8,472	1,715	—	10,187
Gain on lease modifications	(102)	(15)	—	(117)
Operating profit (loss)	$135,691	$(25,631)	$—	$110,060

	Nine Months Ended October 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,991,967	$72,869	$(46,453)	$2,018,383
Cost of goods sold	1,293,086	35,893	(46,453)	1,282,526
Gross profit	698,881	36,976	—	735,857
Selling, general and administrative expenses	416,982	53,821	—	470,803
Depreciation and amortization	18,388	2,778	—	21,166
Operating profit (loss)	$263,511	$(19,623)	$—	$243,888

	Nine Months Ended October 31, 2020
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,428,711	$126,397	$(26,204)	$1,528,904
Cost of goods sold	914,900	83,359	(26,204)	972,055
Gross profit	513,811	43,038	—	556,849
Selling, general and administrative expenses	323,377	130,970	—	454,347
Depreciation and amortization	25,155	4,590	—	29,745
Gain on lease modifications	505	16,867	—	17,372
Operating profit (loss)	$164,774	$(109,389)	$—	$55,385

(1)Represents intersegment sales to the Company’s retail operations segment.

Note 12 – Stockholders’ Equity

For the three months ended October 31, 2021, the Company issued no shares of common stock and utilized 2,366 shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2020, the Company issued no shares of common stock and utilized no shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2021, the Company issued no shares of common stock and utilized 191,837 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended

October 31, 2020, the Company issued no shares of common stock and utilized 349,342 shares of treasury stock in connection with the vesting of equity awards.

Note 13 – Income Taxes

For the three months ended October 31, 2021 and October 31, 2020, the Company recorded a $40.2 million income tax expense and a $28.4 million income tax expense, respectively. For the nine months ended October 31, 2021 and October 31, 2020, the Company recorded a $59.7 million income tax expense and an $8.4 million income tax expense, respectively. Historically, the Company has calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period.

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three and nine months ended October 31, 2021, related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million (US$0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below.  Cumulative amounts paid and deferred through October 31, 2021, related to the higher dutiable values, were CAD$14.4 million (US$11.6 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. The Tribunal has confirmed receipt of the Notice of Appeal. G-III Canada filed its case brief and evidence on April 13, 2021. The CBSA filed its brief on June 14, 2021. A hearing on the appeal was held on December 7, 2021.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

Note 15 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended October 31, 2021.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2022 is referred to as “fiscal 2022.” Vilebrequin, KLH, KLNA and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA and Fabco are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2021, the results of Vilebrequin, KLH, KLNA and Fabco are included for the nine-month period ended September 30, 2021. We account for our investment in each of KLH and KLNA using the equity method of accounting. Our recently acquired Sonia Rykiel subsidiary also reports results on a calendar year basis. As this subsidiary was acquired after September 30, 2021, its results will begin being included in the Company’s results commencing with the quarter ending December 31, 2021. The Company’s retail operations segment uses a 52/53-week fiscal year. For fiscal 2022 and 2021, the three and nine-month period for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on October 30, 2021 and October 31, 2020, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from the restructuring of our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effect of problems with our logistics and distribution systems and with disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;

●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon and Fanatics.

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

Recent Developments

Inter Parfums

In September 2021, we entered into a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. Inter Parfums, Inc. will become the exclusive licensee effective July 1, 2022 with the initial term of the license extending through December 31, 2032. We believe the fragrance category enables our brands to connect more broadly with global consumers.

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel was one of the leading figures of Parisian fashion who created the iconic brand. We plan to accelerate the relaunch of the brand in France in the fall of 2022, and then expand into Europe and other areas. We believe this purchase further enables us to expand into the luxury space and that there is untapped potential for this brand.

Sonia Rykiel is a wholly-owned operating subsidiary that reports results on a calendar year basis rather than the January 31 fiscal year basis used by the Company. Accordingly, the results of Sonia Rykiel will be included in our consolidated financial statements beginning in the fourth quarter of fiscal 2022 ending January 31, 2022.

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

We determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, we applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on our condensed consolidated financial statements as of and for the three and nine-month periods ended October 31, 2021.

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

The COVID-19 pandemic continues to impact the global economy. During the nine months ended October 31, 2021, consumer demand for apparel and accessories, as well as other consumer discretionary spending, increased as compared to the comparable quarters in fiscal 2021. While businesses reopened as stay at home orders were lifted and various restrictions on the operation of retail businesses were loosened, the full economic impact of the COVID-19 pandemic remains uncertain. The spread of additional variants could result in the reimposition of restrictions on commercial and social activities that would adversely impact our business. We have experienced significant improvements in our results of operations for fiscal 2022 as compared to fiscal 2021 which we expect to continue through the remainder of fiscal 2022. However, the COVID-19 pandemic could continue to adversely impact our business operations and results of operations.

The continued impact of the COVID-19 pandemic on our business operations remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments in the public and private responses to the pandemic and the success and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19. New information may emerge concerning the severity of the outbreak and the spread of variants, including the Delta and Omicron variants, of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning and distribution to help us expand our online opportunities going forward. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com and www.wilsonsleather.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to leading online retail partners such as Amazon and Fanatics and have made a minority investment in an e-commerce retailer.

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

Consumers have shifted their apparel purchases based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. We revised our product offerings in response to this shift toward casual and comfortable work-from-home clothing, as well as to activewear and leisure attire. We continue to revise our product lines to satisfy the needs of our retail customers and consumers. There has been an increase in demand for day and occasion dresses, as well as career wear such as suit separates, as businesses reopen offices and restrictions on social gatherings are loosened. We are working diligently to satisfy this demand from our retail partners and consumers.

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

Inflationary pressures have impacted our industry. During the current fiscal year, we have experienced inflationary pressures, most significantly related to our freight costs as discussed below under “Supply Chain”. We expect inflationary pressures to continue to impact our business beyond fiscal 2022. We have implemented selected price increases on our products. We believe we can continue to do so in an effort to mitigate higher costs. The impact of price increases on consumer demand and on our business and results of operations is uncertain.

Supply Chain

The effects of the COVID-19 pandemic on the shipping industry have negatively impacted our ability to ensure that we are able to import our product in a manner that allows for timely delivery to our customers. Congestion at ports of loading and ports of entry have caused significant changes to the itineraries of our steamship carriers and caused us to consider alternate service routes. These alternate routes would require additional trucking for us and our customers. Truck driver shortages, shortages of truck equipment such as the chassis that the containers are transported on, and the inability of ports to provide reliable pick uptimes, have also negatively impacted our ability to timely receive goods.

Contractual shipping rates have increased as a result of demand exceeding supply. The increased cost is primarily due to purchasing needed container space on the secondary market at higher spot rates. Terminals are also now imposing additional fees on importers not picking up containers on time, yet due to equipment and labor shortages this is often beyond the control of importers.

If we are unable to secure container space on a vessel due to limited availability, we may experience delays in shipping product from our overseas suppliers to our customers. Furthermore, even when we are able to secure space, ports around the world are experiencing congestion, slowing transit times of product through ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers. Our longstanding relationships with our steamship carriers have facilitated our ability to secure space on vessels as demand for apparel increases, although at rates that are significantly higher than in the past. We have increased prices on certain of our products to partially offset higher freight and other costs. We believe that the strength of our portfolio of global power brands will allow us to continue to raise prices in an effort to mitigate the effect of increased transportation and other costs.

These supply chain challenges continued during our third fiscal quarter and, as a result, the receipt of a significant amount of goods ordered has been delayed until our fourth fiscal quarter. Although the risks of customer cancellations of orders exist, we have not as yet experienced order cancellations as a result of these delays due to the strong demand from our customers for our products. We anticipate that the current supply chain challenges will continue to cause our freight costs to be higher than normal and continue to cause delays in receipt of goods, at least through the first half of fiscal 2023.

Results of Operations

Three months ended October 31, 2021 compared to three months ended October 31, 2020

Net sales for the three months ended October 31, 2021 increased to $1.02 billion from $826.6 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.01 billion for the three months ended October 31, 2021 from $783.0 million in the comparable period last year. This increase is primarily the result of a $53.1 million increase in net sales of our DKNY and Donna Karan products, a $45.2 million increase in net sales of Tommy Hilfiger licensed products, a $37.9 million increase in net sales of Calvin Klein licensed products and a $24.7 million increase in net sales of Karl Lagerfeld Paris licensed products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March, 2020. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020. However, a majority of these stores continued to operate under government mandated restrictions. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During the three months ended October 31, 2021, substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories. Governmental restrictions could be reimposed as a result of the spread of additional variants of COVID-19.

Net sales of our retail operations segment decreased to $26.2 million for the three months ended October 31, 2021 from $58.0 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of our Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. The number of retail stores operated by us decreased from 202 at October 31, 2020 to 56 at October 31, 2021. Wilsons and G.H. Bass stores, which were closed by the end of fiscal 2021, contributed $38.2 million of net sales in the three months ended October 31, 2020. Net sales from the remainder of our retail operations segment, which consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather, increased by $6.4 million during the three months ended October 31, 2021 compared to the same period last year.

Gross profit was $347.5 million, or 34.2% of net sales, for the three months ended October 31, 2021, compared to $297.8 million, or 36.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.0% in the three months ended October 31, 2021 compared to 35.5% in the same period last year. In the prior year, the gross profit percentage in our wholesale operations segment was positively impacted by the reversal of previously anticipated markdown accruals that were no longer necessary due to the reduction in sales to our retail customers. The gross profit percentage in our retail operations segment was 49.8% for the three months ended October 31, 2021 compared to 33.9% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted last year by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity to compensate for the decreased demand resulting from the COVID-19 pandemic and the restructuring of our retail operations segment which resulted in the liquidation of inventory. Our wholesale and retail operating segments had gross profit percentages of 33.2% and 49.3%, respectively, for the three months ended October 31, 2019. Both operating segments experienced slightly decreased gross profit percentages compared to the pre-pandemic quarter ended October 31, 2019 as increased freight costs more than offset a reduction in promotional activity and strategic price increases in the current period.

Selling, general and administrative expenses increased to $182.4 million in the three months ended October 31, 2021 from $177.6 million in the same period last year. The increase in expenses was primarily due to a $9.1 million increase in contractual advertising and a $2.8 million increase in third-party warehouse expenses, both related to increased sales. The increase in expenses was also due to an increase of $7.0 million in compensation expense, primarily from bonus accruals relating to operating results which were reduced in the prior year period as a result of the effect of the COVID-19 pandemic on our operating results. These increases were partially offset by a $9.2 million decrease in facility expenses, a $4.2 million decrease in bad debt expense and a $0.9 million decrease in professional fees.

Depreciation and amortization was $7.0 million for the three months ended October 31, 2021 compared to $10.2 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic. In addition, the prior year period also experienced higher deprecation and amortization due to write-offs taken in connection with the reduction of retail store count from 202 at October 31, 2020 to 56 at October 31, 2021 and store asset disposals as a result of the retail restructuring.

Other income was $0.9 million in the three months ended October 31, 2021 compared to $0.2 million for the same period last year. The increase is primarily due to other income of $1.2 million resulting from the change in fair value of certain equity investments during the three months ended October 31, 2021. We also recorded $1.1 million of foreign currency losses during the three months ended October 31, 2021 compared to foreign currency losses of $0.3 million during the same period last year. In addition, we recorded other income of $0.2 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief. We recorded $0.5 million in income from unconsolidated affiliates during the each of the three months ended October 31, 2021 and 2020.

Interest and financing charges, net, for the three months ended October 31, 2021 were $12.4 million compared to $18.7 million for the same period last year. The decrease is primarily due to a $6.5 million charge to interest expense in the prior year period as a result of extinguishing debt issuance costs upon the repayment of our term loan facility and amendment of our revolving credit facility.

Income tax expense was $40.2 million for the three months ended October 31, 2021 compared to $28.4 million for the same period last year. Our effective tax rate decreased to 27.4% in the current year’s quarter from 31.0% in last year’s comparable quarter. The tax rate in last year’s quarter was impacted by a change in the methodology used to calculate our provision for income taxes. Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we used a discrete effective tax rate method to calculate taxes in the first and second quarters of fiscal 2021. During the third quarter of fiscal 2021, we returned to the historical practice of using an annual effective tax rate based on full fiscal year income.

Nine months ended October 31, 2021 compared to nine months ended October 31, 2020

Net sales for the nine months ended October 31, 2021 increased to $2.02 billion from $1.53 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.99 billion for the nine months ended October 31, 2021 from $1.43 billion in the comparable period last year. This increase is primarily the result of a $147.7 million increase in net sales of Calvin Klein licensed products, a $139.6 million increase in net sales of our DKNY and Donna Karan products, a $88.3 million increase in net sales of Tommy Hilfiger licensed products and a $50.9 million increase in net sales of Karl Lagerfeld Paris licensed products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March 2020. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020 with a majority of these stores operating under government mandated limitations. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During the nine months ended October 31, 2021, substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories. Governmental restrictions could be reimposed as a result of the spread of additional variants of COVID-19.

Net sales of our retail operations segment decreased to $72.9 million for the nine months ended October 31, 2021 from $126.4 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of our Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. The number of retail stores operated by us decreased from 202 at October 31, 2020 to 56 at October 31, 2021. Wilsons and G.H. Bass stores, which were closed by the end of fiscal 2021, contributed $77.1 million of net sales in the nine months ended October 31, 2020. Net sales from the remainder of our retail operations segment increased by $23.6 million during the nine months ended October 31, 2021 compared to the same period last year.

Gross profit was $735.9 million, or 36.5% of net sales, for the nine months ended October 31, 2021, compared to $556.8 million, or 36.4% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 35.1% in the nine months ended October 31, 2021 compared to 36.0% in the same period last year. The gross profit in the prior year period was positively impacted by the reversal of previously anticipated markdown accruals that were no longer necessary due to the reduction in sales to our retail customers. The gross profit in the current year period benefitted from less promotional activity and strategic price increases, partially offset by increased freight costs. The gross profit percentage in our retail operations segment was 50.7% for the nine months ended October 31, 2021 compared to 34.0% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted last year by the reduction of our net sales caused by COVID-19 related closures of our retail stores, increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment which resulted in the liquidation of inventory. Our wholesale and retail operating segments had gross profit percentages of 33.5% and 47.1%, respectively, for the nine months ended October 31, 2019. Both operating segments experienced increased gross profit percentages compared to the pre-pandemic period ended October 31, 2019 due to less promotional activity and strategic price increases in the current period, partially offset by increased freight costs.

Selling, general and administrative expenses increased to $470.8 million in the nine months ended October 31, 2021 from $454.3 million in the same period last year. The increase in expenses was primarily due to an increase of $43.9 million in compensation expense, primarily from bonus accruals. As a result of the adverse effect of the COVID-19 pandemic on our operating results, the prior year’s period had a reduced bonus accrual. The increase in expenses was also due to a $20.5 million increase in contractual advertising and a $10.4 million increase in third-party warehouse expenses related to increased sales. These increases were partially offset by a $38.7 million decrease in facility expenses and a $4.8 million decrease in professional fees primarily related to the retail restructuring that occurred in the prior year period. In addition, there was a $14.5 million decrease in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers in the prior year period.

Depreciation and amortization was $21.2 million for the nine months ended October 31, 2021 compared to $29.7 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic. In addition, the prior year period also experienced higher depreciation and amortization due to write-offs taken in connection with the reduction of the retail store count from 202 at October 31, 2020 to 56 at October 31, 2021 and store asset disposals as a result of the retail restructuring.

Other income was $4.7 million in the nine months ended October 31, 2021 compared to $0.1 million for the same period last year. This change is primarily due to other income of $2.4 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief as well as other income of $1.2 million from the change in fair value of certain equity investments during the nine months ended October 31, 2021 and $2.8 million in income from unconsolidated affiliates during the nine months ended October 31, 2021 compared to $0.3 million in income from unconsolidated affiliates in the same period last year. Other income was offset in part by our recording of $1.6 million of foreign currency losses during the nine months ended October 31, 2021 compared to foreign currency losses of $0.2 million during the nine months ended October 31, 2020.

Interest and financing charges, net, for the nine months ended October 31, 2021 were $36.9 million compared to $38.2 million for the same period last year. The decrease is primarily due to a $6.5 million charge to interest expense  in the prior year period as a result of extinguishing debt issuance costs upon the repayment of our term loan facility and amendment of our revolving credit facility, partially offset by the senior secured notes outstanding in the current period having a higher principal balance and interest rate than the term loan that was outstanding in the majority of the prior year period.

Income tax expense was $59.7 million for the nine months ended October 31, 2021 compared to $8.4 million for the same period last year. Our effective tax rate decreased to 28.2% in the current year’s period from 48.4% in last year’s comparable period due to the impact of tax adjustments in the prior period related to executive compensation, foreign tax expense and disallowed state tax benefits on losses incurred. These adjustments had a greater impact on the lower amount of pre-tax income in the prior period. Our effective tax rate for the nine months ended October 31, 2020 also includes an income tax charge of $1.4 million in connection with the vesting of equity awards.

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

As of October 31, 2021, we had cash and cash equivalents of $279.6 million and availability under our revolving credit facility of approximately $626 million. As of October 31, 2021, we were in compliance with all covenants under our debt agreements.

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

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2021, the Company was in compliance with these covenants.

As of October 31, 2021, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2021, there were outstanding trade and standby letters of credit amounting to $13.1 million and $4.0 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. We have a total of $8.0 million debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. In the aggregate, TRB is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2021, TRB had an aggregate outstanding balance of €7.3 million ($8.4 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2021, TRB had an aggregate €2.5 million ($2.8 million) drawn under these facilities.

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

We had no borrowings outstanding under our revolving credit facility at October 31, 2021 and October 31, 2020. We had $400 million in borrowings outstanding under the Notes at October 31, 2021 and October 31, 2020. Our contingent liability under open letters of credit was approximately $17.1 million and $9.7 million at October 31, 2021 and 2020, respectively. In addition to the amounts outstanding under these two loan agreements, at October 31, 2021 and 2020, we had $125 million of face value principal amount outstanding under the LVMH Note. As of October 31, 2021 and 2020, we had an aggregate of €7.3 million ($8.4 million) and €6.2 million ($7.2 million) outstanding under Vilebrequin’s unsecured loans. As of October 31, 2021 and 2020, we also had €2.5 million ($2.8 million) and €2.5 million ($2.9 million) outstanding under Vilebrequin’s overdraft facilities.

We had cash and cash equivalents of $279.6 million at October 31, 2021 and $149.7 million at October 31, 2020.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in the aggregate amount of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended October 31, 2021. As of December 3, 2021, we had 2,949,362 authorized shares remaining under this program and 48,568,473 shares of common stock outstanding.

Cash from Operating Activities

We used $15.4 million in cash from operating activities during nine months ended October 31, 2021, primarily as a result of increases of $351.7 million in accounts receivable and $32.5 million in inventories, as well as decreases of $34.7 million in operating lease liabilities and $18.1 million in customer refund liabilities. These items were offset, in part, by our net income of $152.2 million and non-cash charges relating primarily to operating lease costs of $31.6 million, depreciation and amortization of $21.2 million and share-based compensation of $11.8 million.  We also generated cash from increase in accounts payable and accrued expenses of $136.1 million.

The changes in operating cash flow items are consistent with our seasonal pattern of sales activity for the fall shipping season resulting in the increases in accounts receivable, inventory and accounts payable. The fall shipping season begins during the latter half of our second quarter. Our typical seasonal patterns were disrupted last year due to the COVID-19 pandemic.

Cash from Investing Activities

We used $51.3 million of cash in investing activities during nine months ended October 31, 2021, primarily as a result of a $25.0 million minority investment in an e-commerce retailer. In addition, we also had $13.0 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores as well as $13.3 million for our investment in connection with a brand acquisition.

Cash from Financing Activities

Net cash used in financing activities was $4.5 million during nine months ended October 31, 2021 primarily as a result $4.3 million for taxes paid in connection with net share settlements.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2021 are those that depend most heavily on these judgments and estimates. As of October 31, 2021, there have been no material changes to our critical accounting policies, other than the change in our retail inventory valuation method from the lower of cost or market as determined by the retail inventory method to the lower of cost or market under the weighted average cost method as discussed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of October 31, 2021, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 2, 2008).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

101.INS	iXBRL Instance Document.
101.SCH	iXBRL Schema Document.
101.CAL	iXBRL Calculation Linkbase Document.
101.DEF	iXBRL Extension Definition.
101.LAB	iXBRL Label Linkbase Document.
101.PRE	iXBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed furnished, and not filed, for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 9, 2021	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 9, 2021	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer