Form 10-K
period 2022-01-31
G III APPAREL GROUP LTD /DE/
filed 2022-03-28
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

As of July 31, 2021, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,374,424,507.

The number of outstanding shares of the registrant’s Common Stock as of March 23, 2022 was 47,915,388.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 9, 2022, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

●	The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effect of problems with our logistics and distribution systems and with disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the potential adverse effect of an increase in our cost of goods sold as a result of higher prices for raw materials and increased labor and freight costs and the adverse effect on our gross margins if we are unable to raise prices to offset any increase in our cost of goods sold;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;

●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the examination by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2022 is referred to as “fiscal 2022.”

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

Our products are sold through a cross section of leading retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made a minority investment in an e-commerce retailer.

We also distribute apparel and other products directly to consumers through our own DKNY and Karl Lagerfeld Paris retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses. In fiscal 2021, we restructured our retail operations and completed the closing of our Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. This restructuring enabled us to reduce our losses in our retail operations segment and re-position our retail operations with a goal of becoming a profitable contributor to our business.

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

Our retail operations segment consists of direct sales to consumers through our company-operated stores and through digital channels. Our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather.

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

The COVID-19 pandemic continues to impact the global economy. During fiscal 2022, consumer demand for apparel and accessories, as well as other consumer discretionary spending, increased as compared to fiscal 2021. While businesses reopened as stay at home orders were lifted and various restrictions on the operation of retail businesses were loosened, the continued economic impact of the COVID-19 pandemic remains uncertain. The spread of additional variants could result in the reimposition of restrictions on commercial and social activities that would adversely impact our business. We have experienced significant improvements in our results of operations for fiscal 2022 as compared to fiscal 2021. However, the COVID-19 pandemic could continue to adversely impact our business operations and results of operations.

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

Inter Parfums

In September 2021, we entered into a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. Inter Parfums, Inc. will become the exclusive licensee for these products effective July 1, 2022 with the initial term of the license extending through December 31, 2032. We believe the fragrance category enables our brands to connect more broadly with global consumers.

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this iconic brand, was one of the leading figures of Parisian fashion. We plan to accelerate the relaunch of the brand in France in the fall of 2022, and then expand into Europe and other areas. We believe this purchase further enables us to expand into the luxury space and that there is untapped potential for this brand.

Sonia Rykiel is a wholly-owned operating subsidiary that reports results on a calendar year basis rather than the January 31 fiscal year basis used by the Company. Accordingly, the results of Sonia Rykiel are included in our consolidated financial statements beginning in the fourth quarter of fiscal 2022.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

●	Owning brands: We own a portfolio of proprietary brands including DKNY, Donna Karan, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Andrew Marc and Sonia Rykiel. Owning our own brands is advantageous to us for several reasons:

-	We can realize significantly higher operating margins because we are not required to pay licensing fees on sales by us of our proprietary products and can also generate licensing revenues (which have no related cost of goods sold) for classes of products not manufactured by us.
-	There are no channel restrictions, permitting us to market our products internationally, and to utilize a variety of different distribution channels, including online and off-price channels.
-	We are able to license our proprietary brands in new categories and geographies to carefully selected licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

●	Develop and expand our DKNY and Donna Karan businesses: We believe that DKNY and Donna Karan are two of the most iconic and recognizable power brands and that we are well positioned to unlock their potential and expand the reach of these brands. We are leveraging our demonstrated ability to drive organic growth and develop talent within our Company to maximize the potential of the DKNY and Donna Karan brands. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We have positioned Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores globally. We launched our DKNY Jeans denim collection during fiscal 2021. We believe there is untapped global licensing and distribution potential for these brands and aim to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees. We are committed to making DKNY a fashion and lifestyle brand of choice.

●	Focusing on our five global power brands: While we sell products under more than 30 licensed and proprietary brands, five global power brands anchor our business: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld Paris. Each of these brands has substantial name recognition and is well-known in the marketplace. We believe each brand also provides us with significant growth opportunities. We have leveraged the strength of our power brands to become a supplier of choice in a diversified range of product categories.

●	Expanding our international business: We continue to expand our international business and enter into new markets worldwide. We believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses. We are expanding our DKNY business globally. The key markets in which our DKNY merchandise is currently distributed include Europe, China, the Middle East, Southeast Asia and Korea. Continued growth, brand development and marketing in these key markets is critical to driving global brand recognition. In addition, during fiscal 2022, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this iconic brand, was one of the leading figures of Parisian fashion. We believe this purchase further enables us to expand into the international luxury space and that there is untapped potential for this brand.

●	Increasing digital channel business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the digital marketplace in the retail sector and expect to increase the sale of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Consumers are increasingly engaging with brands through digital channels, and we believe that this trend will continue to grow in the coming years. The five global power brands that serve as the anchor of our business position us to be the direct beneficiaries of this trend, whether by continuing to leverage our partnerships with the digital channel businesses operated by our licensors and major retailers to facilitate customer engagement or by building out our own digital capabilities.

●	Opportunity for long-term profitability in our retail operations: Our retail operations segment consists of our DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. We continue to make changes to our DKNY and Karl Lagerfeld retail operations which has enabled us to greatly reduce our losses in our retail operations segment and is expected to ultimately position this segment to become profitable.

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

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women's	Men's	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Calvin Klein Jeans	Tommy Hilfiger	Major League Baseball
Tommy Hilfiger	Karl Lagerfeld Paris	National Basketball Association
Karl Lagerfeld Paris	Guess?	National Hockey League
Guess?	Kenneth Cole	IMG Collegiate Licensing Company
Kenneth Cole	Cole Haan	Starter
Cole Haan	Levi's
Levi's	Dockers
Vince Camuto	Margaritaville
Margaritaville

Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Andrew Marc	G-III for Her
Andrew Marc	Marc New York
Marc New York	Vilebrequin
Vilebrequin	G. H. Bass
Sonia Rykiel	Wilsons Leather
G. H. Bass
Eliza J
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

Well-developed supply chain infrastructure is a key core competency that leverages strong vendor relationships developed over the past 40 years. We have long-standing, trust-based relationships with our vendors that form the foundation of our global supply chain that has been built upon over the last 40 years. We have a network of worldwide suppliers that allows us to access the highest quality products, negotiate competitive terms without relying on any single vendor, access new technology and design insights, and enhance our market intelligence. We support and cultivate these relationships by continuously investing management time while also maintaining a physical presence in key jurisdictions. We employ a quality control team and a sourcing group to ensure the quality of our products, as well as local teams that operate on the ground with a hands-on approach and a deep-rooted knowledge base with respect to our manufacturers. By working closely with our global partners on all aspects of the supply chain, we aim to safeguard against potential disruptions. We believe that we have a long-standing competitive advantage with our current supply chain partners and we continue to focus on broadening the breadth and depth of our inventory sourcing capabilities. We continue to diversify our product portfolio and mix and we have proactively reduced the percentage of our inventory that is sourced from China. Inventory sourced by us from China represented 34.2% of inventory purchased in fiscal 2022 compared to 32.8% in fiscal 2021 and 49.5% in fiscal 2020. We continue to focus on methods aimed at bolstering production and devising and implementing strategies to further diversify our production base and expand sourcing capabilities across the globe while leveraging best practices and strong vendor relationships.

Diversified business mix across customers, price points, products, and distribution channels.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 1,200 customers, including a cross section of retailers such as Macy’s, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington, as well as membership clubs such as Costco and Sam’s Club. We also sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made a minority investment in an e-commerce retailer. Our strong relationships with retailers have been established through many years of personal customer service and our objective of meeting or exceeding retailer expectations. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment. As economic conditions waver and consumer trends change, we believe that our deep-rooted relationships across the retail landscape, diversified brands serving all types of consumers and our product portfolio mix that covers all price points allow us to operate on a flexible and advantageous basis.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Neal S. Nackman, our Chief Financial Officer, has been with us for over 15 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for almost 20 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed nine acquisitions and several joint ventures over the last 15 years, while also adding numerous new licenses and licensed products to our portfolio.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for the past 25 years. Sales of licensed products accounted for 67.2% of our net sales in fiscal 2022, 68.5% of our net sales in fiscal 2021 and 65.6% of our net sales in fiscal 2020.

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

We also have a significant relationship with Tommy Hilfiger, with whom we have a multi-category womenswear license in the United States and Canada. This license for women’s sportswear, dresses, suit separates, performance and denim is in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada. We recently extended the license agreement with Tommy Hilfiger for apparel, outerwear and luggage through 2025.

We own a 49% interest in a joint venture that owns the trademarks for the Karl Lagerfeld brand in North America. As part of that relationship, we have a license agreement with the joint venture for the Karl Lagerfeld Paris brand in North America, pursuant to which we produce and distribute women’s apparel, women’s footwear, women’s handbags, men’s apparel, men’s footwear, cold weather accessories and luggage under the Karl Lagerfeld Paris brand. In fiscal 2022, we renewed our license agreement with the joint venture for Karl Lagerfeld Paris until 2026.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2023	None
Calvin Klein (Women's outerwear)	December 31, 2023	None
Calvin Klein (Women's dresses)	December 31, 2023	None
Calvin Klein (Women's suits)	December 31, 2023	None
Calvin Klein (Women's performance wear)	December 31, 2023	None
Calvin Klein (Women's better sportswear)	December 31, 2023	None
Calvin Klein (Better luggage)	December 31, 2023	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2023	None
Calvin Klein (Men's and women's swimwear)	December 31, 2023	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Cole Haan (Men's and women's outerwear)	December 31, 2023	December 31, 2025
Dockers (Men's outerwear)	November 30, 2024	None
Guess/Guess? (Men's and women's outerwear)	December 31, 2023	None
Guess/Guess? (Women's dresses)	December 31, 2023	None
Karl Lagerfeld Paris (Women's and men's apparel, women's handbags, women's and men's footwear and luggage)	December 31, 2026	December 31, 2031
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2022	December 31, 2025
Levi's (Men's and women's outerwear)	November 30, 2024	None
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2025	None
Tommy Hilfiger (Women's apparel)	December 31, 2025	None
Tommy Hilfiger x Leagues	December 31, 2024	None
Vince Camuto (Women's dresses)	December 31, 2025	None
Margaritaville (Men's and women's apparel)	December 31, 2025	December 31, 2030
Team Sports Licenses
Collegiate Licensing Company	December 31, 2022	None
Major League Baseball	December 31, 2023	None
National Basketball Association	September 30, 2025	None
National Football League	March 31, 2024	None
National Hockey League	June 30, 2022	None
Starter	December 31, 2024	December 31, 2029

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

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We also acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, a premier swimwear and resort wear brand. In our most significant acquisition, we acquired Donna Karan International, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands. In October 2021, we acquired European luxury fashion brand Sonia Rykiel. We currently design, manufacture, distribute and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories. We continue to seek new licensing opportunities to broaden the reach of these brands.

DKNY and Donna Karan

We own two of the world’s most iconic fashion brands: DKNY and Donna Karan. First launched in 1984, DKNY and Donna Karan design, source, market, retail and distribute collections of women’s and men’s clothing, sportswear, handbags, accessories and shoes under the DKNY and Donna Karan brand names.

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

Our DKNY products are designed to provide a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DNA of the DKNY brand and emphasize a strong price-value relationship. We believe that DKNY is a premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, digital sites and international brand partners and distributors. We launched our first DKNY Jeans collection in fiscal 2021 and our DKNY swimwear collection in fiscal 2022.

We believe that the Donna Karan brand also offers significant growth potential. We re-launched Donna Karan as an aspirational luxury brand that is priced above DKNY and targeted to fine department stores located in the United States, such as Dillard’s, Saks Fifth Avenue, Nordstrom and Bloomingdales, as well as fine department stores internationally.

We believe there are significant opportunities to enhance the digital business of DKNY and Donna Karan, prudently expand the retail store base for DKNY over the long term and capitalize on our industry relationships to ensure premium placement for DKNY and Donna Karan product categories in department and other retail stores nationwide.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin products are sold in over 100 countries around the world. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2022, Vilebrequin products were distributed through select wholesale distribution, 96 company-operated stores and 79 licensed stores, located internationally and in the United States, as well as digitally on our websites.

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

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this iconic brand, was one of the leading figures of Parisian fashion. We plan to accelerate the relaunch of the brand in France in the fall of 2022, and then expand into Europe and other areas. We believe this purchase further enables us to expand into the luxury space and that there is untapped potential for this brand.

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

We have strong relationships with category leading license partners, including, but not limited to, Fossil, Marchon, Komar and Inter Parfums. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, intimates, eyewear, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s underwear, men’s loungewear, men’s swimwear, men’s and women’s golfwear, men’s and women’s socks, furniture and digital clothing (skins).

In September 2021, we entered into a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. Inter Parfums, Inc. will become the exclusive licensee for these products effective July 1, 2022 with the initial term of the license extending through December 31, 2032. We believe the fragrance category enables our brands to connect more broadly with global consumers.

We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We license the G.H. Bass brand in the United States and internationally for men’s, women’s and children’s footwear, children’s clothing, men’s and women’s graphic t-shirts, men’s denim, men’s underwear and loungewear, and bedding and bath products.

We license the Vilebrequin brand internationally for a denim line and the Andrew Marc brand in North America for men’s and boy’s tailored clothing and men’s and women’s denim.

Retail Operations

As of January 31, 2022, our retail operations segment consisted of 60 stores operated under our DKNY and Karl Lagerfeld Paris brands, as well as digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses.

In June 2020, we commenced a restructuring of our retail operations segment, including the closing of the Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. The closure of these stores was completed during fiscal 2021.

Part of our restructuring plan includes making significant changes to our DKNY and Karl Lagerfeld retail operations. Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce administrative costs, while expanding our store base. We need to successfully implement this strategy in order to continue to reduce the losses in our retail operations segment with the goal of ultimately attaining profitability in this segment.

Our DKNY stores offer a large range of products including sportswear, dresses, suit separates, outerwear, handbags, footwear, intimates, sleepwear, hosiery, watches and eyewear. Our Karl Lagerfeld Paris stores offer a range of products including sportswear, dresses, suit separates, outerwear, handbags and footwear.

As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com and www.soniarykiel.com. We also sell our Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. We sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made a minority investment in an e-commerce retailer.

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

Our design personnel meet regularly with our sales and merchandising departments, as well as with the design and merchandising staffs of our licensors, to review market trends, sales results and the popularity of our latest products. In addition, our representatives regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East for inspiration. Our designers present their evaluation of the styles expected to be in demand in the United States. We also seek input from selected customers with respect to product design. We believe that our sensitivity to the needs of retailers, coupled with the flexibility of our production capabilities and our continual monitoring of the retail market, enables us to modify designs and order specifications in a timely fashion.

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in Vietnam, China, Indonesia and, to a lesser extent, Jordan, India, Cambodia, Bangladesh, Egypt, Sri Lanka, and Central and South America. Vilebrequin’s products are manufactured primarily in Bulgaria, Morocco, Tunisia, Turkey, Italy and China. A small portion of our garments are manufactured in the United States.

We continue to diversify production and implement strategies to further diversify our production base. Inventory sourced by us from Vietnam represented 32.2% of inventory purchased in fiscal 2022 compared to 36.2% in fiscal 2021 and 24.6% in fiscal 2020.  Inventory sourced by us from China represented 34.2% of inventory purchased in fiscal 2022 compared to 32.8% in fiscal 2021 and 49.5% in fiscal 2020.  Our experienced production teams in Vietnam, China and the Middle East support our efforts to further develop quality production partners in South East Asia and Africa.

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

Human Capital

Our People

Our success in fiscal 2021 is due to the strong work ethic, flexibility and agility demonstrated by our high performing team in spite of the many challenges we faced.  The pandemic forced us to rethink the way we work with one another, and our team adapted to the new work environment. We continue to support them in achieving their professional goals.

As of January 31, 2022, we employed approximately 2,900 persons on a full-time basis and approximately 700 on a part-time basis. Our need for seasonal associates was significantly reduced with the completion of the restructuring of our retail segment during the prior fiscal year. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

We are an Equal Opportunity Employer with policies, procedures and practices that recognize the value and worth of each individual, covering matters such as safety, training, advancement, discrimination, harassment and retaliation. We provide training on important issues to our personnel. G-III ensures compliance with labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources. We continue to work towards achieving a stronger, more engaging workplace and building a foundation for enhancing the employee experience by beginning to redefine our corporate branding to promote our passion for our product, pride in our partnerships, our accountability and our entrepreneurial spirit, which we began to roll out in fiscal 2022. As part of our corporate branding efforts, we launched an enhanced corporate website in March 2022.

We are committed to the health and safety of our employees and customers and have taken extra care to protect them throughout the pandemic with continued workplace policies and procedures. As our team re-entered the office, we were thoughtful, yet flexible, in our approach, adjusting days in the office based on the fluctuating levels of COVID-19 cases and the needs of our employees.

Diversity, Equity and Inclusion

We are a diverse workplace and know that, to succeed, we must become an even more diverse, equitable and inclusive organization. Currently, over 50% of our leadership team and 70% of our overall workforce self-identify as women, and 47% of our overall workforce identify as Black, Indigenous and People of Color (“BIPOC”). Of our twelve Board members, there are three women and two persons of diverse backgrounds, exceeding NASDAQ requirements for board diversity. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future and continue to work towards increasing Board diversity.

Our commitment to Diversity, Equity and Inclusion also extends outside of our business. We are a founding member of the groundbreaking Social Justice Center at the Fashion Institute of Technology, a premier fashion university, whose purpose is to help establish a program that is intended to increase opportunities and accelerate social equity for BIPOC persons entering our industry for years to come. Additionally, we continued our partnership with UNCF (“United Negro College Fund”) by fully funding ten scholarships worth $10,000 each. In fiscal 2023, we will begin our second year of funding this scholarship program. Both initiatives include opportunities for students to gain firsthand experience working at G-III.

Diversity, Equity and Inclusion are at the heart of G-III’s values. We strive to create a workplace with opportunities for all. We have made progress and intend to continue to do so in the coming years.

Talent Acquisition, Development and Retention

Having the right talent in the organization is one of the most critical aspects of our business. This year we grew our HR team to enhance opportunities focused on hiring, developing and retaining talent. We invested in new HR systems that have laid the foundation for a newly created talent development program and framework for compensation.

Through our aggressive recruiting, we have been able to bring in best-in-class talent. We had several key hires at the company, including a new head of digital, who is building a new team to accelerate the development of our digital function. Further, we hired a new HR executive who will be working on new employee engagement initiatives in the coming year and will focus on enacting our development programs.

Compensation, Benefits, Safety and Wellness

We expanded our comprehensive health and retirement benefits to eligible employees this year, most notably, the inclusion of In Vitro Fertility medical treatment, which has already enriched the lives of some of our employees.

Corporate Social Responsibility

We spent significant time implementing our key initiatives, developing programs and furthering our Corporate Social Responsibility (“CSR”) agenda.

●	Engage Our People – Our teams are continuing to build upon the successes of last year as we ensured that business was conducted despite the impact of the pandemic. As our teams re-entered the office, we were thoughtful, yet flexible, in our approach, adjusting days in the office based on the fluctuating levels of COVID-19 cases and the needs of our personnel.

In our supply chain, we made progress on our social compliance programs, as we furthered our auditing of factories producing product for us throughout our global supply chain and rolled out the Social Labor Convergence Program (“SLCP”), after becoming members last year. This program allows companies to share verified audits across the industry, enabling factories to reduce redundancies and focus on making standardized improvements. This program enables G-III to better assist factories in dealing with their most pressing issues, while adding more protections and beneficial programs for workers. In working with our vendors, we tracked a 20% adoption rate which we intend to continue to grow.

We have continued to focus on the forced labor issues facing our industry and have reviewed our relationships in an attempt to protect against the use of forced labor in our supply chain. We formalized an internal cotton traceability program to further mitigate the risk of forced labor being used to produce product for us. This program includes enhancements to management systems, training, and tracking tools across our supply chain. To further bolster our programs against this risk, we engaged ORITAINTM, a third-party that uses forensic technology to trace materials back to their fiber origins. We routinely engage with counsel and industry organizations with respect to regulatory developments to ensure our practices and procedures are aligning with the continually developing regulatory landscape. Combined with ORITAINTM’s technology and our internal management systems, we are working to mitigate these global supply chain risks. Taken together, we believe we have developed a strong approach and intend to continue to refine our oversight of our supply chain.

●	Protect Our Environment - We continue to work towards reducing our environmental impact by enacting sustainable fashion practices. As we work to understand and establish baseline metrics to measure our progress, we are also setting long-term goals. One of our first goals is to adopt the use of 100% recycled materials for all synthetic fibers by 2030. Additionally, we are increasing utilization of sustainable fabrics, which include recycled and organic fibers that are manufactured with less water, chemicals and energy, thus reducing their environmental impact. We began internal training on sourcing to increase use of these more sustainable materials to meet these goals. Additionally, our supply chain expertise is expected to enable us to reach these milestones while minimizing the impact to our bottom line. Our increased engagement with industry groups and the necessary tools we are providing for our teams will assist us in continuing to adapt to help make a better change in the world.

Invest in Our Communities – For years, G-III has been committed to global corporate citizenship by giving back where we live and serve. Throughout the pandemic, our support has not waivered, and we continue to maximize opportunities to give to and engage with our partners. We are involved with various charitable organizations including Ronald McDonald House, Women In Need (“WIN”), UNCF, Delivering Good, Hetrick Martin Institute and City Harvest. Additionally, G-III gave one of the founding gifts for the new Social Justice Center at the Fashion Institute of Technology. Further, support for our charitable partners included much-needed funds and in-kind products. G-III is committed to continuing its mission to help others in the community through corporate and employee donations and volunteerism.

As we emerge from the global pandemic, our teams are returning to the office and reestablishing the cohesion of a shared workspace and our commitment to our core CSR principles: Engage Our People, Protect Our Environment and Invest in Our Community. They represent a commitment to the greater good and our role in the global community.

Customs and Trade Issues

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for products and the imposition of export duties. Customs duties on our products presently range from duty free to 37.5%, depending upon the product, composition, construction, country of origin and country of import. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the imposition of tariffs on goods manufactured in China, could adversely affect our business.

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,200 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, G.H. Bass, Vilebrequin, Andrew Marc, Karl Lagerfeld Paris, Wilsons Leather and Sonia Rykiel businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon, Fanatics, Zalando and Zappos.

Sales to our ten largest customers accounted for 78.0% of our net sales in fiscal 2022, 73.3% of our net sales in fiscal 2021 and 72.4% of our net sales in fiscal 2020. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 23.9% of our net sales in fiscal 2022, 20.9% of our net sales in fiscal 2021 and 26.3% of our net sales in fiscal 2020. Sales to TJX Companies accounted for an aggregate of 14.8% of our net sales in fiscal 2022, 12.9% of our net sales in fiscal 2021 and 13.2% of our net sales in fiscal 2020. In addition, sales to Ross Stores accounted for an aggregate of 12.7% of our net sales in fiscal 2022, 9.4% of our net sales in fiscal 2021 and 7.0% of our net sales in fiscal 2020. The loss of any of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products to customers in Canada, Central America, South America, Europe, the Middle East, the Far East and Australia, which, on a combined basis, accounted for approximately 14.5% of our net sales in fiscal 2022, 14.6% of our net sales in fiscal 2021 and 12.2% of our net sales in fiscal 2020.

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

As digital sales of apparel continue to increase, we are developing initiatives to increase our digital presence through our own websites and through the websites of our retail partners. We are working closely with our retail partners to provide consumers with a high quality viewing experience for our products. We are also working to increase our digital sales through marketing, social influencers and other online drivers of sales.

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters. Net sales during the third and fourth quarters accounted for approximately 64% of our net sales in fiscal 2022, 66% of our net sales in fiscal 2021 and 60% of our net sales in fiscal

2020. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We also use the licensed Karl Lagerfeld Paris brand in our retail operations segment. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather, Sonia Rykiel and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	71	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	62	Vice Chairman, President and Director
Neal S. Nackman	62	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	45	Executive Vice President and Director

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

Risks Related to the COVID-19 Pandemic

The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak may continue to have, a significant adverse effect on our business, financial condition and results of operations.

A novel strain of coronavirus, commonly referred to as COVID-19, spread rapidly across the globe beginning in December 2019, including throughout all major geographies in which we operate (North America, Europe and Asia), resulting in adverse economic conditions and business and global supply chain disruptions, as well as significant volatility in global financial markets. Governments worldwide have imposed varying degrees of preventative and protective actions, such as temporary travel bans, forced business closures and stay-at-home orders, all in an effort to reduce the spread of the virus. Such actions, among others, resulted in a significant decline in retail traffic, tourism and consumer spending on discretionary items. Additionally, during this period of uncertainty, companies across a wide array of industries implemented various initiatives to reduce operating expenses and preserve cash balances, including work furloughs and reduced pay, which could lower consumers’ disposable income levels or willingness to purchase discretionary items such as apparel. Most operating restrictions on our stores were lifted during fiscal 2022, although customer traffic continued to be reduced compared to pre-pandemic levels. Additionally, during fiscal 2022, there were periodic incidents of a resurgence in the number of cases of COVID-19 and its variants in the U.S. and certain other parts of the world, which caused business disruptions for us and/or our wholesale customers, suppliers and vendors. Even as government restrictions and company initiatives have been lifted or significantly reduced, consumer behavior, spending levels and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations, could be adversely affected.

The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

●	the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or an increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
●	significant increases in online shopping and by other digital means, or other changes in consumer behavior, have been accelerated by COVID-19 and could adversely affect our sales;
●	the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
●	a more promotional retail environment or our ability to move existing inventory, which may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write-down the value of inventory, and increase the costs and expenses of updating and replacing inventory, negatively impacting our margins;
●	the risk that social distancing measures and general consumer behaviors due to the COVID-19 pandemic may continue to impact mall and store traffic and that the re-occurrence of COVID-19 outbreaks or the fear of additional outbreaks could cause governments to impose additional restrictions and customers to avoid public places, such as malls and outlets, where the retail stores of our wholesale customers and our stores are located; and
●	the increase in the number of personnel working offsite may make our business more vulnerable to cybersecurity breach attempts, and, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

Restrictions on travel and group gatherings, the closing or reduced operation of restaurants, sports leagues and forms of communal entertainment and the fear of contracting COVID-19 have materially adversely affected store traffic and retail sales. Most retail store chains and shopping malls operated on a reduced basis during the second half of fiscal 2021 compared to pre-pandemic operations. The onset of additional COVID-19 waves threatens future periods of mandated store closures and additional restrictions on consumers that would limit commercial behavior. Certain states and cities reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and phased reopenings. While the substantial majority of these restrictions have since expired, others have been reinstated in certain states or cities which saw a new spike in COVID-19 cases.  Such restrictions could be reinstated in the same or other areas as COVID-19 cases increase which could result in additional retail store restrictions or closures. If the retail economy weakens and/or consumers reduce purchases in the near or long-term as a result of the negative effects of on the U.S. and worldwide economies caused by COVID-19, retailers may need to reduce or limit store operations, close additional stores and be more cautious with orders. A slowing or changing economy as a result of the COVID-19 outbreak, and any governmental restrictions imposed in the United States and around the world as a result thereof, would adversely affect the financial health of our retail, distributor and joint venture partners, which in turn could have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the geographic spread of the virus and its variants, the severity of the disease, the duration of any outbreak, the restrictive actions that are being taken by governmental authorities in the United States and around the world to contain an outbreak or to treat its impact, as well as the uncertainty associated with the timing and efficacy of efforts in the United States and around the world to vaccinate people against COVID-19, makes it difficult to forecast its effects on our fiscal 2023 results. Our results of operations for fiscal 2021 reflected the significant impacts of the COVID-19 pandemic. While our results improved in fiscal 2022, there could be adverse impacts in fiscal 2023. It is difficult, if not impossible, at this time to predict the magnitude of the effect of the COVID-19 outbreak on our business and results of operations.

Risk Factors Relating to Our Wholesale Operations

The failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2022, net sales of licensed product accounted for 67.2% of our net sales compared to 68.5% of our net sales in fiscal 2021 and 65.6% of our net sales in fiscal 2020.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval from the licensor as to all design and other elements of each product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of the material requirements of a license agreement or receive approval with respect to a restricted transaction, a licensor will usually have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal option, there are usually minimum net sales and other conditions that must be met in order to be able to renew. If a license does not contain a renewal option, and we desire to renew the license, we must negotiate renewal terms with the licensor. However, even if we comply with all of the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so as a licensor may decide to manufacture the licensed products itself or engage a new licensee for the products. The failure to maintain or renew our material license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.

As of January 31, 2022, we have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, both of which are owned by PVH. Net sales of these two brands owned by PVH constituted approximately 50.7% of our net sales in fiscal 2022 and approximately 53.5% of our net sales in fiscal 2021. Any adverse change in our relationship with PVH or in the reputation of Calvin Klein or Tommy Hilfiger, or our inability to renew licenses for either the Calvin Klein or Tommy Hilfiger brands as their current terms end, would have a material adverse effect on our results of operations.

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

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. Our proprietary brands include the DKNY and Donna Karan brands, G.H. Bass, Vilebrequin, Andrew Marc and Wilsons Leather, among others, including the recently acquired Sonia Rykiel brand. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of G-III or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

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

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 78.0% of our net sales in fiscal 2022, 73.3% of our net sales in fiscal 2021 and 72.4% of our net sales in fiscal 2020, with the Macy’s Inc. group accounting for approximately 23.9% of our net sales in fiscal 2022, 20.9% of our net sales in fiscal 2021 and 26.3% of our net sales in fiscal 2020. TJX Companies accounted for approximately 14.8% of our net sales in fiscal 2022, 12.9% of our net sales in fiscal 2021 and 13.2% of our net sales in fiscal 2020. In addition, Ross Stores accounted for approximately 12.7% of our net sales in fiscal 2022, 9.4% of our net sales in fiscal 2021 and 7.0% of our net sales in fiscal 2020. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by these customers or other large retailers could adversely affect our sales.

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

Risks Relating to Our Retail Operations

Our retail operations may continue to incur losses if the revisions to our retail operations do not significantly improve our results of operations.

Our retail operations segment reported an operating loss of $24.8 million in fiscal 2022, $126.8 million in fiscal 2021 and $74.6 million in fiscal 2020. This segment may continue to report operating losses for the near term even after the completion of the restructuring of our retail operations in fiscal 2021. Our ongoing plan focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. Our plan is based on the assumed continued strength of the DKNY and Karl Lagerfeld brands, changes in planning and allocation and improvements in gross margin. We expect to reduce administrative costs while expanding our store base. We need to successfully implement this strategy in order to continue to reduce the losses in our retail operations segment with the goal of ultimately attaining profitability in this segment. If we are not successful in implementing and managing our plans with respect to operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions, which could adversely impact our business, results of operations and financial condition.

Restructuring of our retail operations resulted in our incurring charges for impairment of retail assets. We have recorded asset impairments in the past and may be required in the future to record impairments of fixed assets or right-of-use assets or incur other charges relating to our company-operated retail stores.

Impairment testing of our assets related to the operation of our retail stores requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in an impairment of leasehold improvements, operating lease assets, right-of-use assets or other long-lived assets, write-downs of inventory, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. We recorded impairments related to our retail operations of $1.1 million, net of gain on lease modifications, in fiscal 2022, $16.8 million, net of gain on lease modifications, in fiscal 2021, and $19.8 million, net of gain on lease modifications, in fiscal 2020. We may be required to record additional impairments or other charges relating to restructuring our retail operations. The recording of additional impairments or other charges in the future may have a material adverse impact on our business, financial condition and/or future results.

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

Sales at our outlet stores are derived, in part, from the volume of traffic at the malls where our stores are located. In fiscal 2021, traffic at all retail stores was significantly adversely affected by the COVID-19 pandemic. In fiscal 2022, retail store traffic continued to be adversely affected by the COVID-19 pandemic compared to pre-pandemic levels, particularly as a result of international travel restrictions. Although stores have re-opened, we cannot predict if stores will be forced to close again or have their operations restricted, how long store closures or new restrictions would be in effect as a result of additional outbreaks, whether additional outbreaks will affect purchases by consumers at retail stores or how large an effect additional outbreaks will have on retail sales volume.

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

We own 49% of a joint venture that licenses to G-III the right to produce and sell Karl Lagerfeld Paris products in the United States, Mexico and Canada and 75% of a joint venture that licenses the right to produce and sell DKNY and Donna Karan products in China. We may enter into additional joint ventures in the future. Joint ventures involve numerous risks, and could fail to meet our initial or ongoing expectations. The anticipated synergies or other benefits of a joint venture may fail to materialize due to changing business conditions or changes in our business priorities or those of our joint venture partners. Our joint venture partners, as well as any future partners, may have interests that are different from our interests that may result in conflicting views as to the conduct of the business or future direction of the joint venture. In the event that we have a disagreement with a joint venture partner with respect to a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the joint venture, the business of the joint venture or the portion of our growth strategy related to the joint venture.

We may need additional financing to continue to grow.

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our ABL Credit Agreement which extends to August 2025. Our growth is dependent on our ability to continue to be able to extend and, if necessary, increase this credit facility. We also issued Senior Secured Notes in fiscal 2021. While we were able to refinance our debt in fiscal 2021, we cannot be sure we will be able to continue to secure alternative financing on satisfactory terms or at all. The loss of the use of our credit facility or the inability to replace this facility or the Senior Secured Notes when each expires or matures would materially impair our ability to operate our business.

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately 64% of our net sales in fiscal 2022, 66% of our net sales in fiscal 2021 and 60% of our net sales in fiscal 2020. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

Supply chain disruptions have adversely affected, and could continue to adversely affect, our ability to import our products in a timely manner and our freight costs.

The effects of the COVID-19 pandemic on the shipping industry have negatively impacted our ability to import our products in a manner that allows for timely delivery to our customers. Congestion at ports of loading and ports of entry have caused significant delays in deliveries and changes to the itineraries of our steamship carriers. Use of alternate routes or delivery methods would require additional trucking for us and our customers. Truck driver shortages, shortages of truck equipment and the inability of ports to provide reliable pick up times, have also negatively impacted our ability to timely receive goods. If we are unable to mitigate these supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected.

Contractual shipping rates have increased as a result of increased demand for container space and the logistical delays experienced by the shipping industry. Our costs have increased as a result of higher contractual shipping rates and the need to purchase additional container space on the secondary market at higher spot rates. Terminals are also now imposing additional fees on importers not picking up containers on time, even when equipment and labor shortages negatively affect the ability of importers to pick up in a timely manner.

If we are unable to secure container space on a vessel due to limited availability, we may experience delays in shipping product from our overseas suppliers and ultimately to our customers. Furthermore, even when we are able to secure space, ports around the world are experiencing congestion, slowing transit times of product through ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers.

If we are unable to mitigate these supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected. In addition, if we are unable to offset higher freight and other costs through product price increases or other measures, our results of operations may be adversely affected.

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

Any raw material price increase or increase in costs related to the transport of our products could increase our cost of sales and potentially decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis) we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Counterfeit products may reduce our net sales and may also damage our brands due to their lower quality. If we are unable to protect, maintain or enforce our intellectual property rights against third parties, our business, financial condition and results of operations may be materially adversely affected.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours have encountered reductions in operations including Macy’s and Kohl’s, as well as other store chains, that have reduced the number of stores they operated, Lord & Taylor, which closed all of its stores, and JC Penney and Christopher & Banks, each of which filed for bankruptcy. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Any further acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, such as the COVID-19 pandemic, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. The world economy has experienced increases in energy prices, as well as shortages, as a result of the impact of the pandemic and the war in Ukraine. These types of events could result in additional increases in energy prices or shortages, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in Vietnam and China, political or economic instability in Vietnam, China or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from Vietnam represented approximately 32.2% of our inventory purchased in fiscal 2022, 36.2% of our inventory purchased in fiscal 2021 and 24.6% of our inventory purchased in fiscal 2020.  Products sourced from China represented approximately 34.2% of our inventory purchased in fiscal 2022, 32.8% of our inventory purchased in fiscal 2021 and 49.5% of our inventory purchased in fiscal 2020.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. In fiscal 2022, we sourced 35.5% and 17.1% of our purchases from two different vendors in Vietnam and in fiscal 2021, we sourced 10.7% of our purchases from one vendor in Vietnam. In fiscal 2022, we sourced 19.4% of our purchases from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan and Vilebrequin businesses, as well as for our recently acquired Sonia Rykiel brand. The economy in Europe is uncertain and potentially affected by the war in Ukraine and the impacts of the COVID-19 pandemic. Financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan and Vilebrequin businesses, or of our newly acquired Sonia Rykiel brand, and successfully expand into international markets, is subject to risks associated with international operations. These include:

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

The national security law adopted in Hong Kong may result in disruptions to our business operations in Hong Kong and additional tariffs and trade restrictions.

In June 2020, a new security law was put into effect that changes the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis.  The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions could have an adverse impact on our results of operations. To date, no such disruptions have occurred.

Risks Related to Cybersecurity, Data Privacy and Information Technology

Laws on privacy continue to evolve, and place further limits on how we collect or use customer information could adversely affect our business.

We collect, store and process customer information primarily for marketing purposes and to improve the services we provide. There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the European Union General Data Protection Regulation (“GDPR”) has caused significantly greater compliance burdens and costs for companies with users and operations in the European Union (“EU”) and European Economic Area (“EEA”). Under GDPR, fines of up to 20 million Euros or 4% of a company’s annual global revenues, whichever is greater, can be imposed for violations.

The California Consumer Privacy Act (“CCPA”) limits how we may collect, use, and process personal data of California residents.  To comply with the CCPA, we made certain changes to our data processing practices and policies but it may require that we further modify our data processing practices and policies and incur substantial compliance-related costs and expenses. California also enacted the California Privacy Rights Act (“CPRA”), effective January 1, 2023, which creates additional obligations regarding consumer data and could increase compliance risks, costs and expenses. Other states may decide to adopt similar privacy laws. Non-compliance with these laws could result in penalties or significant legal liability. Although we make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of non-compliance. If we fail to comply with these laws and regulations, we may additionally be subject to claims, or other obligations, as well as financial and reputational damage, which could impact our business, financial condition and results of operations.

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

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when any additional tariffs may become effective. For fiscal 2022, approximately 34.2% of the products that we sold were manufactured in China. For fiscal 2021, approximately 32.8% of the products that we sold were manufactured in China.

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

In October 2017, the CBSA issued a final audit report to G-III’s Canadian subsidiary (“G-III Canada”) that challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through October 27, 2017, the date of the final report. The CBSA has requested G-III Canada to reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA has also requested that G-III Canada change the valuation method used to pay duties with respect to goods imported in the future.

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. We secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, we amended the duties filed for the month of January 2018 in accordance with the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, we began paying duties based on the new valuation method. Cumulative amounts paid and deferred through January 31, 2022, related to the higher dutiable values, were CAD$14.7 million ($11.6 million).

Effective June 1, 2019, we commenced paying based on the dutiable value of G-III Canada’s imports in Canada based on pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. A hearing on the appeal was held on December 7, 2021.

If our appeal of the audit findings is not successful, we will have to pay the duties and interest that have been secured by the bond. This will result in a charge to our statement of operations for past duties, as well as for the additional duties we deferred or have not paid beginning on February 1, 2018 through the conclusion of the appeal process. In addition, our loss of the appeal could result in increased duties paid in Canada on products imported into Canada and could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. This could have an adverse effect on our results of operations.

Changes in tax legislation or exposure to additional tax liabilities could impact our business.

The change in the U.S. presidency and control of Congress last year could result in changes to U.S. tax laws that would have a negative impact on our results of operations. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our results of operations. Our domestic and international tax liabilities are dependent on the allocation of revenue and expenses in various jurisdictions. Significant judgment is required in determining our global provision for income taxes. Changes in the U.S. federal, state, and international tax legislations can have an adverse impact on our income tax liabilities and effective tax rate.

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

Between February 1, 2019 and March 23, 2022, the market price of our common stock has ranged from a low of $2.96 to a high of $43.98 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

From time to time, we have publicly disclosed financial forecasts. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors that are beyond our control and that might not turn out to be correct. As a result, variations from our forecasts could be material. Our financial results are subject to numerous risks and uncertainties, including those identified throughout this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and in the documents incorporated by reference in this Annual Report. If our actual financial results are worse than our financial forecasts or forecasts provided by outside investment analysts, or others, the price of our common stock may decline. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price. Similar to many other companies in our industry, we did not provide financial forecasts for the full fiscal 2021 year or for the first three quarters of fiscal 2021 due to uncertainty surrounding the financial impact of the COVID-19 pandemic on our business. We do not have any responsibility to provide financial forecasts going forward or to update any of our forward-looking statements at such times or otherwise.

If our goodwill, trademarks and other intangibles become impaired, we may be required to record charges to earnings.

As of January 31, 2022, we had goodwill, trademarks and other intangibles in an aggregate amount of $747.2 million, or approximately 27% of our total assets and approximately 49% of our stockholders’ equity. Approximately $621.7 million of our goodwill, trademarks and other intangibles was recorded in connection with our acquisition of DKNY and Donna Karan. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt, slower growth rates in our industry or a decline in our stock price and market capitalization. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. A significant decline in our market capitalization or deterioration in our projected results could result in an impairment of our goodwill, trademarks and/or other intangibles. We may be required to record a significant charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist which would negatively impact our results of operations and could negatively the market price of our securities.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have issued $400 million of Senior Secured Notes and are party to the ABL Credit Agreement that provides for borrowings of up to $650 million, subject to borrowing base availability. In addition, we also incurred $125.0 million of debt pursuant to the LVMH Note that constituted a portion of the purchase price for the acquisition of DKNY and Donna Karan.

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

Interest rates are expected to increase in fiscal 2023. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2022, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

As a result of the restructuring of our retail operations segment, the lease at our Brooklyn Park, Minnesota warehouse and distribution facility is expiring in April 2022 and will not be renewed. Our inventory, shipping and logistics needs for our retail operations segment will be operated from our other distribution centers.

Retail Stores

As of January 31, 2022, we operated 96 Vilebrequin retail stores and 60 DKNY and Karl Lagerfeld Paris stores. In addition, we operated 26 DKNY stores in China that are 75% owned by us.

Most leases for retail stores in the United States require us to pay annual minimum rent plus a contingent rent dependent on the store’s annual sales in excess of a specified threshold. In addition, the leases generally require us to pay costs such as real estate taxes and common area maintenance costs. Retail store leases are typically between three and ten years in duration. Recently, store leases have been for shorter durations with an option to terminate if certain sales levels are not met.

Our leases expire at varying dates through 2032. Almost all of our stores, other than certain Vilebrequin and DKNY stores, are located in the United States. Vilebrequin has 53 stores located in Europe, 23 stores located in the United States, 10 stores located in Asia, 8 stores located in Mexico and 2 stores in the Caribbean. DKNY has 30 stores located in the United States, 3 stores located in Canada and 4 stores located in Europe. In addition, DKNY has 26 stores located in Asia operated by Fabco.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2023	48
2024	25
2025	28
2026	24
2027 and thereafter	57
Total	182

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

Canadian Customs Duty Examination

See “Legal Proceedings” under Note 10 to Notes to Consolidated Financial Statements” for a description of the Canadian customs duty examination.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Common Stock

The Nasdaq Global Select Market is the principal United States trading market for our common stock. Our common stock is traded under the symbol “GIII”.

On March 23, 2022, there were 18 holders of record and, we believe, approximately 27,700 beneficial owners of our common stock.

Dividend Policy

Our Board of Directors (the “Board”) currently intends to follow a policy of retaining any earnings to finance the growth and development of our business. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2022:

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2021	—	$—	—	$2,949,362
December 1 - December 31, 2021	561,861	26.26	561,861	2,387,501
January 1 - January 31, 2022	94,620	26.94	94,352	2,293,149
	656,481	$26.36	656,213	$2,293,149
(1)	Included in this table are 268 shares withheld during January 2022 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In December 2015, our Board of Directors reapproved and increased a previously authorized share repurchase program from the 3,750,000 shares remaining under that plan to 5,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time over the period through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate. In March 2022, our Board of Directors increased the authorized share repurchase program to 10,000,000 shares.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2017 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2017 — January 31, 2022)

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2022 is referred to as “fiscal 2022.”

We consolidate the accounts of all of our wholly-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that was 49% owned by us through November 30, 2020. Effective December 1, 2020, we increased our ownership interest in Fabco to 75%. As a result, Fabco is treated as a consolidated majority-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability that is 49% owned by us. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada and Fabco operates the DKNY/Donna Karan business in China through its subsidiary. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by us. KLH holds the worldwide rights to the Karl Lagerfeld brand. We account for these two investments using the equity method of accounting. Our Vilebrequin subsidiary, KLNA, KLH and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLNA, KLH and Fabco are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2022, the results of Vilebrequin, KLNA, KLH and Fabco are included for the year ended December 31, 2021. The Company’s retail stores report results on a 52/53-week fiscal year for the retail operations segment. For fiscal 2021 and 2022, the retail operations segment reported based on a 52-week fiscal year.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2021 compared to the fiscal year ended January 31, 2020 (“fiscal 2020”), other financial information related to fiscal 2020 and information with respect to Liquidity and Capital Resources at January 31, 2020 and for fiscal 2020 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including their Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com,

nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY and Karl Lagerfeld Paris retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses. In fiscal 2021, we restructured our retail operations and completed the closing of our Wilsons Leather, G.H. Bass and Calvin Klein Performance stores. This restructuring enabled us to reduce our losses in our retail operations segment and re-position our retail operations with a goal of becoming a profitable contributor to our business.

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

We believe that consumers prefer to buy brands they know, and we have continually sought to increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We have increased the portfolio of brands we offer through licenses, acquisitions and joint ventures. Consumer recognition of our five power brands, two of which we own and three of which we license, is worldwide and very strong. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners and seeking to acquire established brands.

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

The COVID-19 pandemic continues to impact the global economy. During fiscal 2022, consumer demand for apparel and accessories, as well as other consumer discretionary spending, increased as compared to the comparable quarters in fiscal 2021. While businesses reopened as stay at home orders were lifted and various restrictions on the operation of retail businesses were loosened, the continued economic impact of the COVID-19 pandemic remains uncertain. The spread of additional variants could result in the reimposition of restrictions on commercial and social activities that would adversely impact our business. We have experienced significant improvements in our results of operations for fiscal 2022 as compared to fiscal 2021. However, the COVID-19 pandemic could continue to adversely impact our business operations and results of operations.

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

Inter Parfums

In September 2021, we entered into a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. Inter Parfums, Inc. will become the exclusive licensee for these products effective July 1, 2022 with the initial term of the license extending through December 31, 2032. We believe the fragrance category enables our brands to connect more broadly with global consumers.

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this iconic brand, was one of the leading figures of Parisian fashion. We plan to accelerate the relaunch of the brand in France in the fall of 2022, and then expand into Europe and other areas. We believe this purchase further enables us to expand into the luxury space and that there is untapped potential for this brand.

Sonia Rykiel is a wholly-owned operating subsidiary that reports results on a calendar year basis rather than the January 31 fiscal year basis used by the Company. Accordingly, the results of Sonia Rykiel are included in our consolidated financial statements beginning in the fourth quarter of fiscal 2022.

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

We determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, we applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease in both inventories and retained earnings of $0.3 million. The change in accounting principle did not have a material effect on our consolidated financial statements as of and for the fiscal year ended January 31, 2022.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com and www.soniarykiel.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made a minority investment in an e-commerce retailer.

A number of retailers have experienced financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Supply Chain

The effects of the COVID-19 pandemic on the shipping industry have negatively impacted our ability to import our products in a manner that allows for timely delivery to our customers. Congestion at ports of loading and ports of entry have caused significant delays in deliveries and changes to the itineraries of our steamship carriers. Use of alternate routes or delivery methods would require additional trucking for us and our customers. Truck driver shortages, shortages of truck equipment and the inability of ports to provide reliable pick up times, have also negatively impacted our ability to timely receive goods.

Contractual shipping rates have increased as a result of increased demand for container space and the logistical delays experienced by the shipping industry. Our costs have increased as a result of higher contractual shipping rates and the need to purchase additional container space on the secondary market at higher spot rates. Terminals are also now imposing additional fees on importers not picking up containers on time, even when equipment and labor shortages negatively affect the ability of importers to pick up in a timely manner.

Our longstanding relationships with our steamship carriers have facilitated our ability to secure space on vessels as demand for apparel increases, although at rates that are significantly higher than in the past. We believe that the strength of our portfolio of global power brands will allow us to selectively raise prices to largely offset higher freight costs.

These supply chain challenges continued during our fourth fiscal quarter and, as a result, the receipt of a significant amount of goods ordered has been delayed until our first fiscal quarter of 2023. We have not as yet experienced order cancellations as a result of these delays due to the strong demand for our products from our customers. We anticipate that the current supply chain conditions will continue to cause our freight costs to be inflated and continue to cause delays in receipt of goods for at least the next three fiscal quarters.

We have recently executed new contracts with two of our long-term steamship carrier partners and are continuing to pursue new carrier relationships for additional capacity. We expect that our existing carriers will manage the demand in a more efficient manner in fiscal 2023, and as a result, our reliance on the secondary market will be reduced. We are actively managing shipments based on delivery dates to better utilize contracted cargo space and further reduce our reliance on the secondary market. We have also accelerated production schedules to allow for longer lead times in anticipation of the aforementioned delays.

Critical Accounting Estimates

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606 – Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, wholesale revenue is recognized when control transfers to the customer. We consider control to have been transferred when we have transferred physical possession of the product, we have a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Variable consideration includes trade discounts, end of season markdowns, sales allowances, cooperative advertising, return liabilities and other customer allowances. We estimate the anticipated variable consideration and record this estimate as a reduction of revenue in the period the related product revenue is recognized.

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

Both wholesale revenues and retail store revenues are shown net of returns, discounts and other allowances. We classify cooperative advertising as a reduction of net sales.

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

We perform our annual test for goodwill as of January 31 of each year. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The evaluation consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing a qualitative evaluation, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to our book value and macroeconomic conditions affecting our business. In performing a quantitative evaluation, our first step in the goodwill impairment review is to compare the fair value of the wholesale operations reporting unit to our carrying value. If the fair value of the reporting unit exceeds our carrying value, goodwill is not impaired and no further testing is required.  To estimate the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

We also perform our annual test for intangible assets with indefinite lives as of January 31 of each year using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Critical estimates in valuing intangible assets include future expected cash flows from license agreements, trade names and customer relationships. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

We performed our annual tests of our wholesale reporting unit and our indefinite-lived trademarks as of January 31, 2022, 2021 and 2020 and determined that no impairment existed at those dates. The results of our annual tests determined that the estimated fair values of our wholesale reporting unit and our indefinite-lived trademarks were substantially in excess of their carrying values.

Our indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademark that was acquired in fiscal 2017.

The fair value of our goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

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

In fiscal 2022, we recorded a $1.5 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

PRSU’s were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target.  PRSU’s generally vest over a two to five year period.  For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSU’s are expensed over the service period under the accelerated attribution method.

PSU’s were granted to executives in fiscal 2022 and 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

Results of Operations

The following table sets forth our operating results both in dollars and as a percentage of our net sales for the fiscal years indicated below:

	Year Ended January 31,
	2022		2021

	(In thousands, except for percentage of net sales amounts)
Net sales	$2,766,538	100.0%	$2,055,146	100.0%
Cost of goods sold	1,778,349	64.3	1,310,704	63.8
Gross Profit	988,189	35.7	744,442	36.2
Selling, general and administrative expenses	648,015	23.4	605,102	29.4
Depreciation and amortization	27,626	1.0	38,625	1.9
Asset impairments, net of gain on lease terminations	1,455	0.1	17,873	0.9
Operating profit	311,093	11.2	82,842	4.0
Other income (loss)	9,549	0.3	3,238	0.2
Interest and financing charges, net	(49,666)	(1.8)	(50,354)	(2.5)
Income before income taxes	270,976	9.7	35,726	1.7
Income tax expense	70,875	2.6	12,203	0.6
Net income	200,101	7.1	23,523	1.1
Less: Loss attributable to noncontrolling interests	(492)	—	(22)	—
Net income attributable to G-III Apparel Group, Ltd.	$200,593	7.1%	$23,545	1.1%

Year ended January 31, 2022 (“fiscal 2022”) compared to year ended January 31, 2021 (“fiscal 2021”)

Net sales for fiscal 2022 increased to $2.77 billion from $2.06 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.71 billion from $1.92 billion in the comparable period last year. This increase is primarily the result of a $207.9 million increase in net sales of our DKNY and Donna Karan products, a $193.6 million increase in net sales of Calvin Klein products, a $109.0 million increase in net sales of Tommy Hilfiger products and a $73.1 million increase in net sales of Karl Lagerfeld Paris products. In the prior year period, we experienced a significant decrease in net sales across substantially all of our brands primarily due to the effects of restrictions that began in March 2020 on business and personal activities imposed by governments in connection with the COVID-19 pandemic. As a result, most of our retail partners closed their stores in North America, beginning in mid-March 2020. Most of our retail partners began to reopen a majority of their stores in North America beginning in June 2020 with a majority of these stores operating under government mandated limitations. The governmental restrictions imposed in connection with the COVID-19 pandemic resulted in significant increases in unemployment, a reduction in business activity and a reduction in consumer spending on apparel and accessories, all of which contributed to the reduction of our net sales which occurred during the majority of fiscal 2021. During fiscal 2022 substantially all stores operated by our retail partners were open and governmental restrictions were eased in most regions of the United States due to the reduction of the severity of the COVID-19 pandemic. The lessening of COVID-19 restrictions has resulted in an increase in business activity which has contributed to an increase in consumer spending on apparel and accessories. Governmental restrictions could be reimposed as a result of the spread of additional variants of COVID-19.

Net sales of our retail operations segment decreased to $117.7 million from $170.4 million in the same period last year. This decrease is primarily due to the significant reduction in our store count as a result of the restructuring of our retail operations segment that resulted in the closure of 150 Wilsons, G.H. Bass and Calvin Klein Performance stores during fiscal 2021. We operated 282 stores as of January 31, 2020, 50 stores as of January 31, 2021 and 60 stores as of January 31, 2022. Wilsons and G.H. Bass stores contributed $91.8 million of net sales during the year ended January 31, 2021. Net sales from our DKNY and Karl Lagerfeld Paris stores, which constitute our retail operations segment, increased by $39.1 million during the year ended January 31, 2022 compared to last year.

Gross profit was $988.2 million, or 35.7% of net sales, for fiscal 2022 and compared to $744.4 million, or 36.2% of net sales, last year. The gross profit percentage in our wholesale operations segment was 34.2% for the year ended January 31, 2022 as compared to 35.9% for the year ended January 31, 2021. The gross profit percentage in the prior year was positively impacted by the reversal of previously anticipated markdown accruals that were no longer necessary due to the reduction in sales to our retail customers. The gross profit percentage in the current year benefitted from less promotional activity and strategic price increases, partially offset by increased freight costs. The gross profit percentage in our retail operations segment was 50.9% for the year ended January 31, 2022 compared to 33.6% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted in the prior year by increased promotional activity due to the COVID-19 pandemic and the restructuring of our retail operations segment which resulted in the liquidation of inventory. For the year ended January 31, 2020, the gross profit percentage for our wholesale operations segment was 32.7% and for our retail operating segment was 46.7%. Both segments experienced increased gross profit percentages compared to the pre-pandemic fiscal year ended January 31, 2020 due to less promotional activity and strategic price increases in the current period, partially offset by increased freight costs.

Selling, general and administrative expenses increased to $648.0 million in fiscal 2022 from $605.1 million in fiscal 2021. The increase in expenses was primarily due to an increase of $43.1 million in compensation expense, primarily from bonus and stock compensation. As a result of the adverse effect of the COVID-19 pandemic on our operating results, the prior year had a lower bonus accrual. The increase in expenses was also due to a $30.6 million increase in contractual advertising and a $15.1 million increase in third-party warehouse expenses related to increased sales. These increases were partially offset by a $36.6 million decrease in facility expenses primarily related to the retail restructuring that occurred in the prior year period. In addition, there was a $13.8 million decrease in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers in the prior year.

Depreciation and amortization expense was $27.6 million in fiscal 2022 and $38.6 million in fiscal 2021. The decrease primarily relates to a reduction in capital expenditures as a result of the COVID-19 pandemic. In addition, the prior year also experienced higher depreciation and amortization due to write-offs taken in connection with the reduction in the number of retail stores operated by us and store asset disposals as a result of the retail restructuring.

In fiscal 2022, we recorded a $1.5 million impairment charge, net of gain on lease terminations, related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores. In fiscal 2021, we recorded a $17.9 million impairment charge, net of gain on lease terminations, related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores.

Other income was $9.5 million in fiscal 2022 compared to other income of $3.2 million in fiscal 2021. This change is primarily due to other income of $8.1 million in income from unconsolidated affiliates during fiscal 2022 compared to $0.6 million in income from unconsolidated affiliates in fiscal 2021, as well as other income of $2.4 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief and other income of $1.6 million from the change in fair value of certain equity investments during fiscal 2022. Other income was offset in part by our recording of $2.6 million of foreign currency losses during fiscal 2022 compared to foreign currency losses of $0.1 million during fiscal 2021. In addition, fiscal 2021 also had other income of $2.7 million related to the increased equity interest we acquired in Fabco.

Interest and financing charges, net for fiscal 2022, were $49.7 million compared to $50.4 million for fiscal 2021. The decrease is primarily due to a $6.5 million charge to interest expense in the prior year as a result of extinguishing debt issuance costs upon the repayment of our prior term loan facility and amendment of our revolving credit facility, partially offset by the senior secured notes outstanding in the current period having a higher principal balance and interest rate than the term loan that was outstanding in the majority of the prior year.

Income tax expense for fiscal 2022 was $70.9 million compared to $12.2 million for the prior year. Our effective tax rate was 26.2% in fiscal 2022 compared to 34.2% in the prior year. This decrease in our effective tax rate is primarily the result of the significantly lower pretax book income in the prior year, as well as foreign taxable losses in the prior year having s smaller tax benefit as a result of lower income tax rates. We believe that our current income tax rate is more representative of what we expect our prospective effective rate will be based on our current income and applicable federal, state and foreign income tax rates.

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

As of January 31, 2022, we had cash and cash equivalents of $466.0 million and availability under our revolving credit facility in excess of $560.0 million. As of January 31, 2022, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

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

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2022, the Company was in compliance with these covenants.

As of January 31, 2022, we had no borrowings outstanding under the ABL credit agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2022, there were outstanding trade and standby letters of credit amounting to $10.0 million and $4.0 million, respectively.

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

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKNY and Donna Karan, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50 million of such principal amount is due and payable on December 1, 2023.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel borrowed funds under European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2022, the Company had an aggregate outstanding balance of €7.4 million ($8.4 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2022, TRB had an aggregate €2.6 million ($2.9 million) drawn under these various facilities.

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

We had no borrowings outstanding under our ABL Credit Agreement at each of January 31, 2022 and January 31, 2021. We had $400 million in borrowings outstanding under the Notes at each of January 31, 2022 and January 31, 2021. Our contingent liability under open letters of credit was approximately $14.0 million at January 31, 2022 and $10.5 million at January 31, 2021. In addition to the amounts outstanding under these two loan agreements, at January 31, 2022 and 2021, we had $125.0 million of face value principal amount outstanding under the LVMH Note. We had an aggregate of €7.4 million ($8.4 million) and €7.4 million ($9.1 million) outstanding under the Company’s various unsecured loans as of January 31, 2022 and January 31, 2021, respectively. We also had €2.6 million ($2.9 million) and €2.5 million ($3.0 million) outstanding under Vilebrequin’s overdraft facilities as of January 31, 2022 and January 31, 2021, respectively.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program of 5,000,000 shares. Pursuant to this program, during fiscal 2022 we acquired 656,213 of our shares of common stock for an aggregate purchase price of $17.3 million and during fiscal 2020 we acquired 1,327,566 of our shares of common stock for an aggregate purchase price of $35.2 million. No shares of common stock were acquired pursuant to this program during fiscal 2021. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2022, we had 2,293,149 authorized shares remaining under this program. In March 2022, the Board increased the number of authorized shares under this program to 10,000,000. As of March 23, 2022, we had approximately 47,915,388 shares of common stock outstanding.

Cash from Operating Activities

At January 31, 2022, we had cash and cash equivalents of $466.0 million. We generated $185.8 million of cash from operating activities in fiscal 2022, primarily as a result of our net income of $200.6 million and non-cash charges relating primarily to depreciation and amortization of $27.6 million, deferred income taxes of $21.1 million and share-based compensation of $17.4 million. We also generated cash from operating activities from an increase of $124.6 million in accounts payable and accrued expenses. These items were offset, in part, by increases of $112.8 million in accounts receivable and $95.7 million in inventories, as well as decreases of $12.6 million in customer refund liabilities.

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

Cash from Investing Activities

In fiscal 2022, we used $51.5 million of cash in investing activities. We used $25.0 million for a minority investment in an e-commerce retailer. We subsequently sold a portion of that investment for $5.0 million. In addition, we also had $18.3 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores. In addition, we used $13.2 million for our investment in connection with a brand acquisition.

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

Cash from Financing Activities

In fiscal 2022, we used $23.4 million of cash in financing activities. We used $17.3 million of cash to repurchase 656,213 shares of our common stock under our share repurchase program and $4.3 million for taxes paid in connection with net share settlements of stock grants that have vested.

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

Recent Accounting Pronouncements

See Note 1.19 – Effects of Recently Adopted and Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our Consolidated Financial Statements when adopted.

Tabular Disclosure of Contractual Obligations

As of January 31, 2022, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$231.4	$55.8	$81.9	$53.3	$40.4
Minimum royalty payments (1)	269.4	118.0	124.5	26.9	—
Long-term debt obligations (2)	536.3	4.2	129.1	402.7	0.3
Purchase obligations (3)	10.0	10.0	—	—	—
Total	$1,047.1	$188.0	$335.5	$482.9	$40.7
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: (a) $400.0 million related to our Notes that will mature in 2026, (b) $125.0 million in face principal amount of the note issued to LVMH payable in 2023, (c) $8.4 million in our various unsecured loans which have maturity dates ranging from 2025 through 2027 and requires us to make quarterly installment payments of €0.2 million and (d) $2.9 million in our various overdraft facilities. We had no borrowings outstanding under our revolving credit facility as of January 31, 2022.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Our sales from the non-U.S. operations could be affected by currency fluctuations, primarily relating to the Euro. We cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may impact our business, financial condition, and results of operations. However, we believe that the risks related to these fluctuations are not material due to the low volume of transactions by us that are denominated in currencies other than the U.S. dollar.

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, our business could be impacted by continued or increasing inflation in future periods. See our “Risk Factors Relating to the Operation of our Business” and “Risk Factors Relating to the Economy and the Apparel Industry” contained in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. Interest rates are expected to increase in fiscal 2023. The U.S. Federal Reserve Board recently increased interest rates for the first time since 2018. It is expected to approve additional increases in the interest rate in fiscal 2023. These increases in interest rates by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement.

Although we had no borrowings under our ABL Credit Agreement during the year ended January 31, 2022, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1 million for each $100 million outstanding our ABL Credit Agreement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2022, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2022, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 9, 2022, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2022, the last day of fiscal 2022, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2022.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,043,257 (1)	$18.11 (2)	2,119,382 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	2,043,257 (1)	$18.11 (2)	2,119,382 (3)
(1)	Includes outstanding awards of 2,033,257 shares of Common Stock issuable upon vesting of restricted stock units (‘‘RSUs’’) and stock options for 10,000 shares of common stock. Outstanding stock options have a weighted average exercise price of $18.11 and a weighted average remaining term of 0.97 years.
(2)	RSUs are excluded when determining the weighted average exercise price of outstanding stock options.
(3)	Under our 2015 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.6, 10.6(a), 10.6(b), 10.7, 10.7(a), 10.7(b), 10.7(c), 10.7(d), 10.8, 10.9, 10.9(a), 10.9(b), 10.9(c), 10.9(d), 10.12, 10.13, 10.14, and 10.15.

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

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	Lease, dated February 10, 2009, between IRET Properties and AM Retail Group, Inc.	10-Q (Q3 2011)	000-18183	12/10/2010
10.6	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.6(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.6(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.7	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	6/11/2021
10.7(a)	Form of Performance Share Unit Agreement for April 17, 2019 performance share unit grants.	8-K	000-18183	4/23/2019
10.7(b)	Form of Restricted Stock Unit Agreement for April 27, 2020 restricted stock unit grants.	10-Q (Q1 2021)	000-18183	6/9/2020
10.7(c)	Form of Amended and Restated Restricted Stock Unit Agreement, dated June 28, 2021, with respect to revised awards under the 2015 Plan.	8-K	000-18183	6/30/2021
10.7(d)	Form of Performance Share Unit Agreement for March 18, 2022 performance share unit grants.	8-K	000-18183	3/23/2022
10.8	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.9	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.9(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.9(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.9(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013
10.9(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.10 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.10 (b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	10-K (2019)	000-18183	3/28/2019
10.11	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.11(a)	First Amendment of Lease, dated September 16, 2020, by and between G-III Apparel Group, Ltd. as Tenant and Granite South Brunswick LLC as Landlord.	10-Q (Q3 2021)	000-18183	12/10/2020
10.12	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016
10.14	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.15	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.16	Lease, dated August 1, 2006, between 240 West 40th LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.17	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2020.	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 28, 2022
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 28, 2022
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 28, 2022
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 28, 2022
Thomas J. Brosig

/s/ Alan Feller	Director	March 28, 2022
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 28, 2022
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 28, 2022
Victor Herrero

/s/ Robert L. Johnson	Director	March 28, 2022
Robert L. Johnson

/s/ Jeanette Nostra	Director	March 28, 2022
Jeanette Nostra

/s/ Laura Pomerantz	Director	March 28, 2022
Laura Pomerantz

/s/ Willem van Bokhorst	Director	March 28, 2022
Willem van Bokhorst

/s/ Cheryl Vitali	Director	March 28, 2022
Cheryl Vitali

/s/ Richard White	Director	March 28, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Wholesale revenue variable consideration
Description of the Matter

As described in Note 1 and Note 2 to the consolidated financial statements, revenue is adjusted by variable consideration arising from implicit or explicit obligations. The reserves for variable consideration are recorded as customer refund liabilities and totaled $86.8 million as of January 31, 2022.

Auditing the Company's measurement of variable consideration related to non-contractual markdowns and returns from wholesale customers is especially challenging because the method of calculation involves subjective management assumptions about estimates of the expected markdowns and returns. For example, in addition to historical experience, estimates of future markdown allowances and returns from wholesale customers are adjusted to reflect management’s assumptions about performance of the

Company’s merchandise, specific known events and industry trends. Changes in the assumptions can have a material effect on the amount of variable consideration recognized.
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

To test the Company’s measurement of variable consideration related to non-contractual markdowns and returns from wholesale customers, our audit procedures included, among others, evaluating the Company’s methodologies, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management's analyses. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. Further, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the significant assumptions. In addition, we performed a retrospective review of actual customer chargebacks for markdowns and returns to evaluate the historical accuracy of the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd and subsidiaries’ internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 28, 2022

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2022	2021

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$465,984	$351,934
Accounts receivable, net of allowance for doubtful accounts of $17.4 million and $17.5 million, respectively	605,512	492,698
Inventories	512,155	416,503
Prepaid income taxes	14,502	26,102
Prepaid expenses and other current assets	54,704	56,803
Total current assets	1,652,857	1,344,040
Investments in unconsolidated affiliates	65,503	63,523
Property and equipment, net	48,805	57,064
Operating lease assets	169,595	186,070
Other assets, net	54,992	38,785
Other intangibles, net	31,361	35,059
Deferred income tax assets, net	3,559	5,098
Trademarks	453,329	443,612
Goodwill	262,527	263,135
Total assets	$2,742,528	$2,436,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,237	$4,402
Accounts payable	236,921	139,183
Accrued expenses	128,124	102,787
Customer refund liabilities	86,788	99,355
Current operating lease liabilities	42,763	43,560
Income tax payable	9,995	11,853
Other current liabilities	1,977	862
Total current liabilities	510,805	402,002
Notes payable, net of discount and unamortized issuance costs	515,344	507,950
Deferred income tax liabilities, net	40,010	20,353
Noncurrent operating lease liabilities	142,868	161,668
Other non-current liabilities	13,118	7,208
Total liabilities	1,222,145	1,099,181

Redeemable noncontrolling interests	471	964

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	456,329	448,417
Accumulated other comprehensive loss	(14,529)	(2,094)
Retained earnings	1,117,005	916,683
Common stock held in treasury, at cost - 1,480 and 1,019 shares, respectively	(39,157)	(27,029)
Total stockholders' equity	1,519,912	1,336,241
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,742,528	$2,436,386

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Net sales	$2,766,538	$2,055,146	$3,160,464
Cost of goods sold	1,778,349	1,310,704	2,042,524
Gross profit	988,189	744,442	1,117,940
Selling, general and administrative expenses	648,015	605,102	832,180
Depreciation and amortization	27,626	38,625	38,735
Asset impairments, net of gain on lease terminations	1,455	17,873	19,371
Operating profit	311,093	82,842	227,654
Other income (loss)	9,549	3,238	(1,149)
Interest and financing charges, net	(49,666)	(50,354)	(44,407)
Income before income taxes	270,976	35,726	182,098
Income tax expense	70,875	12,203	38,261
Net income	200,101	23,523	143,837
Less: Loss attributable to noncontrolling interests	(492)	(22)	—
Net income attributable to G-III Apparel Group, Ltd.	$200,593	$23,545	$143,837

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$4.14	$0.49	$2.98
Weighted average number of shares outstanding	48,426	48,242	48,209

Diluted:
Net income per common share	$4.05	$0.48	$2.94
Weighted average number of shares outstanding	49,516	48,781	48,895

Net income	$200,101	$23,523	$143,837
Other comprehensive loss:
Foreign currency translation adjustments	(12,456)	(15,885)	(2,814)
Other comprehensive loss	(12,456)	(15,885)	(2,814)
Comprehensive income	187,645	7,638	141,023
Comprehensive income attributable to noncontrolling interests:
Net loss	(492)	(22)	—
Foreign currency translation adjustments	21	(29)	—
Comprehensive income attributable to noncontrolling interests	(471)	(51)	—
Comprehensive income attributable to G-III Apparel Group, Ltd.	$187,174	$7,587	$141,023

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2019	$264	$464,112	$(15,194)	$758,881	$(19,054)	$1,189,009
Equity awards exercised/vested, net	—	(17,290)	—	—	17,406	116
Share-based compensation expense	—	17,559	—	—	—	17,559
Taxes paid for net share settlements	—	(12,239)	—	—	—	(12,239)
Other comprehensive loss, net	—	—	(2,814)	—	—	(2,814)
Repurchases of common stock	—	—	—	—	(35,216)	(35,216)
Cumulative effect of adoption of ASC 842	—	—	—	(9,580)	—	(9,580)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	143,837	—	143,837
Balance as of January 31, 2020	264	452,142	(18,008)	893,138	(36,864)	1,290,672
Equity awards exercised/vested, net	—	(9,538)	—	—	9,835	297
Share-based compensation expense	—	6,137	—	—	—	6,137
Taxes paid for net share settlements	—	(324)	—	—	—	(324)
Other comprehensive gain, net	—	—	15,914	—	—	15,914
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	23,545	—	23,545
Balance as of January 31, 2021	264	448,417	(2,094)	916,683	(27,029)	1,336,241
Equity awards exercised/vested, net	—	(5,172)	—	—	5,172	—
Share-based compensation expense	—	17,424	—	—	—	17,424
Taxes paid for net share settlements	—	(4,340)	—	—	—	(4,340)
Other comprehensive loss, net	—	—	(12,435)	—	—	(12,435)
Repurchases of common stock	—	—	—	—	(17,300)	(17,300)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	200,593	—	200,593
Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$200,593	$23,545	$143,837
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	27,626	38,625	38,735
Loss on disposal of fixed assets	136	1,079	2,500
Non-cash operating lease costs	43,351	71,368	73,273
Gain on lease terminations	(55)	(2,541)	(2,415)
Asset impairments	1,510	20,414	21,787
Dividend received from unconsolidated affiliate	(1,352)	2,695	3,675
Equity (gain)/loss in unconsolidated affiliates	(8,118)	(601)	(3,200)
Change in fair value of equity investment	(1,636)	—	—
Share-based compensation	17,424	6,137	17,559
Deferred financing charges and debt discount amortization	9,677	10,014	10,491
Extinguishment of deferred financing costs	—	6,503	—
Deferred income taxes	21,117	24,844	319
Non-cash gains recorded in conjunction with Fabco acquisition	—	(2,693)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(112,814)	38,900	(28,003)
Inventories	(95,652)	143,525	24,465
Income taxes, net	9,742	(13,795)	(621)
Prepaid expenses and other current assets	8,373	24,514	15,929
Other assets, net	752	(663)	(731)
Customer refund liabilities	(12,567)	(136,436)	(10,172)
Operating lease liabilities	(46,922)	(86,448)	(79,843)
Accounts payable, accrued expenses and other liabilities	124,613	(94,228)	(18,564)
Net cash provided by operating activities	185,798	74,758	209,021

Cash flows from investing activities
Operating lease assets initial direct costs	—	(4,093)	(2,104)
Minority investment in e-commerce retailer	(25,000)	—	—
Sale of portion of investment in e-commerce retailer	5,000	—	—
Capital expenditures	(18,261)	(16,035)	(37,990)
Investment in brand acquisition	(13,244)	—	—
Net cash used in investing activities	(51,505)	(20,128)	(40,094)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	—	(1,291,424)	(2,388,766)
Proceeds from borrowings - revolving credit facility	—	1,291,424	2,388,766
Repayment of borrowings - unsecured term loan	(549)	(300,530)	(504)
Proceeds from borrowings - unsecured term loan	230	8,883	3,362
Proceeds from borrowings - senior secured notes	—	400,000	—
Payment of financing costs	—	(13,551)	—
Repayment of loan from acquired brand	(1,483)	—	—
Proceeds from exercise of equity awards	—	297	115
Purchase of treasury shares	(17,300)	—	(35,216)
Taxes paid for net share settlements	(4,340)	(324)	(12,239)
Net cash provided by (used in) financing activities	(23,442)	94,775	(44,482)

Foreign currency translation adjustments	3,199	5,157	2,789
Net increase in cash and cash equivalents	114,050	154,562	127,234
Cash and cash equivalents at beginning of year	351,934	197,372	70,138
Cash and cash equivalents at end of year	$465,984	$351,934	$197,372

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$54,393	$16,418	$34,311
Income tax payments, net	$39,821	$1,971	$39,020
Stock received from licensing agreement	$4,831	$—	$—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022, 2021 and 2020

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

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

In October 2021, the Company purchased Sonia Rykiel, a wholly-owned operating subsidiary. The results of Sonia Rykiel are included in our consolidated financial statements beginning in the fourth quarter of fiscal 2022 (See Note 15 – Sonia Rykiel). Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are, and will be, included in the financial statements for the year ended or ending closest to the Company’s fiscal year. For example, with respect to the Company’s results for the fiscal year ended January 31, 2022, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are included for the year ended December 31, 2021. The Company’s retail operations segment reports results on a 52/53-week fiscal year. For fiscal 2022, 2021 and 2020, the fiscal years for the retail operations segment were each 52-week periods, ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

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

The Company’s financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. The Company considers its trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit the Company has extended to its wholesale customers based on pre-defined criteria and are generally due within 30 to 60 days. Retail trade receivables primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days.  See Note 3 – Allowance For Doubtful Accounts.

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

The Company determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, the Company applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease of $0.3 million in both inventories and retained earnings. The change in accounting principle did not have a material effect on the Company’s consolidated financial statements as of and for the year ended January 31, 2022.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2022, the Company recorded a $1.5 million impairment charge related to the leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. One of those provisions allows any loss generated in fiscal 2021 to be carried back to each of the 5 taxable years preceding the taxable year of such a loss. The Company has elected to use this relief and carried back the fiscal 2021 tax loss to a tax year with a 35% federal rate. Additionally, the CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore be also eligible for 100 percent first-year bonus depreciation. The Company has elected to take 100% bonus depreciation for all qualified improvement property.

11.  Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 11,000, 182,000 and 692,000 shares of common stock have been excluded from the diluted net income per share calculation for the years ended January 31, 2022, 2021 and 2020, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued 0, 0 and 8,851 shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2022, 2021 and 2020, respectively. In addition, the Company re-issued 194,965, 367,290 and 619,651 treasury shares in connection with the vesting of equity awards in fiscal 2022, 2021 and 2020, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Year Ended January 31,
	2022	2021	2020

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$200,593	$23,545	$143,837
Basic net income per share:
Basic common shares	48,426	48,242	48,209
Basic net income per share	$4.14	$0.49	$2.98

Diluted net income per share:
Basic common shares	48,426	48,242	48,209
Dilutive restricted stock unit awards and stock options	1,090	539	686
Diluted common shares	49,516	48,781	48,895
Diluted net income per share	$4.05	$0.48	$2.94

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their grant date fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and generally (i) cliff vest after three years or (ii) vest over a three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSU’s generally vest over a two to five year period. Performance stock units (“PSU’s”) were granted to executives in fiscal 2022 and 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. RSU’s and employee stock options are expensed on a straight-line basis. PRSU’s are expensed under the accelerated attribution method. PSU’s are expensed under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

Also, excess tax benefits arising from the lapse or exercise of an equity award are recognized in income tax expense. The assumed proceeds from applying the treasury stock method when computing net income per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

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

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $130.2 million, $111.8 million and $138.8 million for the years ended January 31, 2022, 2021 and 2020, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $93.1 million, $55.3 million and $94.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $6.7 million and $8.0 million at January 31, 2022 and 2021, respectively.

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

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2022	2021	2022	2021

		(In thousands)
Secured Notes	1	$400,000	$400,000	$422,020	$400,000
Revolving credit facility	2	—	—	—	—
Note issued to LVMH	3	114,255	107,869	110,123	101,810
Unsecured loans	2	8,367	9,119	8,367	9,119
Overdraft facilities	2	2,903	3,007	2,903	3,007

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of January 31, 2022. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note in the principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 — Fair Value Measurements. For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and records the amortization using the effective interest method over the term of the LVMH Note.

The fair value of the LVMH Note was considered a Level 3 valuation in the fair value hierarchy.

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2022, the Company recorded a $1.5 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.  During fiscal 2021, the Company recorded a $20.1 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores. During fiscal 2020, the Company recorded a $21.8 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance at these stores. In addition, during fiscal 2020, the Company recorded an impairment of $9.6 million, net of tax, in connection with the adoption of ASC 842 – Leases (“ASC 842”) that was recognized through retained earnings.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no new accounting guidance adopted during the year ended January 31, 2022.

Accounting Guidance Issued Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE 2 — REVENUE RECOGNITION

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

The liability recorded in connection with variable consideration, except for cooperative advertising, has been classified as a current liability under “Customer refund liabilities” in the Consolidated Balance Sheet. The Company classifies cooperative advertising as a reduction of net sales in the Consolidated Statements of Income and Comprehensive Income. Costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trademarks owned by the Company. As of January 31, 2022, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. The Company’s Wilsons Leather and G.H. Bass stores were closed in fiscal 2021 as a result of the retail restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2022 and 2021, customer refund liabilities amounted to $86.8 million and $99.4 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.1 million and $5.9 million at January 31, 2022 and 2021, respectively. The Company recognized $4.9 million in revenue for the year ended January 31, 2022 which related to contract liabilities that existed at January 31, 2021. There were no contract assets recorded as of January 31, 2022 and January 31, 2021. Substantially all of the advance payments from licenses as of January 31, 2022 are expected to be recognized as revenue within the next twelve months.

NOTE 3 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2022 and 2021 were:

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$620,737	$2,166	$622,903
Allowance for doubtful accounts	(17,307)	(84)	(17,391)
Accounts receivable, net	$603,430	$2,082	$605,512

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$509,010	$1,147	$510,157
Allowance for doubtful accounts	(17,429)	(30)	(17,459)
Accounts receivable, net	$491,581	$1,117	$492,698

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

During the year ended January 31, 2021, the Company recorded a $16.7 million increase in its allowance for doubtful accounts primarily due to allowances recorded against the outstanding receivables of certain department store customers that have publicly announced bankruptcy filings or possible bankruptcy filings. The Company had the following activity in its allowance for credit losses:

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses	(103)	(54)	(157)
Accounts written off as uncollectible	225	—	225
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)

	January 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2020	$(628)	$(82)	$(710)
Provision for credit losses	(16,934)	52	(16,882)
Accounts written off as uncollectible	133	—	133
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)

NOTE 4 — INVENTORIES

Wholesale inventories, which comprise a significant portion of the Company’s inventory, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Prior to February 1, 2021, retail inventories were valued at the lower of cost or market as determined by the retail inventory method. Effective February 1, 2021, the Company elected to change its method of accounting for retail inventories to the lower of cost (determined by the weighted average method) or net realizable value. See Note 1 – Significant Accounting Policies for more details on the preferability and application of this change in accounting principle. Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $18.9 million and $22.5 million at January 31, 2022 and 2021, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2022 and 2021.

Inventory held on consignment by the Company’s customers totaled $4.5 million and $3.5 million at January 31, 2022 and 2021, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2022	2021

		(In thousands)
Machinery and equipment	5 years	$1,882	$1,724
Leasehold improvements	3-13 years	77,491	74,598
Furniture and fixtures	3-10 years	102,813	100,572
Computer equipment and software	2-5 years	43,484	40,255
		225,670	217,149
Less: accumulated depreciation		(176,865)	(160,085)
		$48,805	$57,064

The Company wrote off fixed assets of $0.2 million and $0.4 million, net of accumulated depreciation, for the years ended January 31, 2022 and 2021. Depreciation expense was $23.6 million, $34.0 million and $33.8 million for the years ended January 31, 2022, 2021 and 2020, respectively. For the year ended January 31, 2022, the Company recorded a $1.3 million impairment charge related to leasehold improvements and furniture and fixtures of certain DKNY and Karl Lagerfeld Paris stores as a result of the performance of these stores. For the year ended January 31, 2021, the Company recorded an $0.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY stores as a result of the performance of these stores. For the year ended January 31, 2020, the Company recorded an $11.5 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores.

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

NOTE 6 — LEASES

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

Total rent payable is recorded during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including any rent holiday periods beginning upon control of the premises and any fixed payments stated in the lease). For leases with an initial term greater than 12 months, a lease liability is recorded on the balance sheet at the present value of future payments discounted at the incremental borrowing rate (discount rate) corresponding with the lease term. An operating lease asset is recorded based on the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received or payable at commencement. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated operating lease asset.

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

Certain of the Company’s lease agreements include contingent rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Contingent rent is accrued each period as the liabilities are incurred. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company’s lease assets and liabilities as of January 31, 2022 and 2021 consist of the following:

Leases	Classification	January 31, 2022	January 31, 2021

		(In thousands)
Assets
Operating	Operating lease assets	$169,595	$186,070
Total lease assets		$169,595	$186,070

Liabilities
Current operating	Current operating lease liabilities	$42,763	$43,560
Noncurrent operating	Noncurrent operating lease liabilities	142,868	161,668
Total lease liabilities		$185,631	$205,228

During fiscal 2022, the Company recorded a $0.2 million impairment charge related to the operating lease assets at certain Vilebrequin and DKNY stores as a result of the performance at these stores. During fiscal 2021, the Company recorded a $19.4 million impairment charge related to the operating lease assets at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at these stores. During fiscal 2020, the Company recorded a $9.9 million impairment charge related to the operating lease assets at certain of our Wilsons Leather, G.H. Bass and DKNY stores as a result of the performance of these stores. The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

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

The Company recorded lease costs of $55.7 million, $92.4 million and $98.4 million during the years ended January 31, 2022, 2021 and 2020, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $10.5 million, $6.7 million and $16.8 million for the years ended January 31, 2022, 2021 and 2020, respectively. Short-term lease costs are immaterial.

As of January 31, 2022, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2027 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2023	$55,830
2024	44,473
2025	37,382
2026	29,726
2027	23,606
After 2027	40,440
Total lease payments	$231,457
Less: Interest	45,826
Present value of lease liabilities	$185,631

As of January 31, 2022, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2022, the weighted average remaining lease term related to operating leases is 5.3 years. The weighted average discount rate related to operating leases is 8.4%.

Cash paid for amounts included in the measurement of operating lease liabilities is $60.1 million and $108.9 million as of January 31, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for lease obligations were $30.8 million and $56.6 million during the years ended January 31, 2022 and 2021, respectively.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,334	$(17,113)	$2,221
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,240	(20,224)	28,016
Other	5-10 years	8,534	(7,410)	1,124
Total finite-lived intangible assets		$78,302	$(46,941)	$31,361
Indefinite-lived intangible assets
Goodwill				262,527
Trademarks				453,329
Total indefinite-lived intangible assets				715,856
Total intangible assets, net				$747,217

January 31, 2021	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,884	$(16,959)	$2,925
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,430	(17,843)	30,587
Other	5-10 years	8,624	(7,077)	1,547
Total finite-lived intangible assets		$79,132	$(44,073)	$35,059
Indefinite-lived intangible assets
Goodwill				263,135
Trademarks				443,612
Total indefinite-lived intangible assets				706,747
Total intangible assets, net				$741,806

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $3.7 million, $4.3 million and $4.5 million for the years ended January 31, 2022, 2021 and 2020, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2023	$3,318
2024	3,097
2025	3,027
2026	2,965
2027	2,706

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for each of the years ended January 31, 2022 and 2021 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2020	$260,622	—	$260,622
Currency translation	2,513	—	2,513
January 31, 2021	263,135	—	263,135
Acquisition of Sonia Rykiel	1,518		1,518
Currency translation	(2,126)	—	(2,126)
January 31, 2022	$262,527	$—	$262,527

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

The Company performed its annual tests of its wholesale reporting unit and its indefinite-lived trademarks as of January 31, 2022, 2021 and 2020 and determined that no impairment existed at those dates. The results of the Company’s annual tests determined that the estimated fair values of its wholesale reporting unit and its indefinite-lived trademarks were substantially in excess of their carrying values.

The Company’s indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademark that was acquired in fiscal 2017.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2022	January 31, 2021

	(in thousands)
Secured Notes	$400,000	$400,000
Revolving credit facility	—	—
Note issued to LVMH	125,000	125,000
Unsecured loans	8,367	9,119
Overdraft facilities	2,903	3,007
Subtotal	536,270	537,126
Less: Net debt issuance costs (1)	(5,944)	(7,643)
Debt discount	(10,745)	(17,131)
Current portion of long-term debt	(4,237)	(4,402)
Total	$515,344	$507,950
(1)	Does not include the debt issuance costs, net of amortization, totaling $5.6 million and $7.2 million as of January 31, 2022 and 2021, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying Consolidated Balance Sheets in accordance with ASC 835.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2022, the Company was in compliance with these covenants.

As of January 31, 2022, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of January 31, 2022, there were outstanding trade and standby letters of credit amounting to $10.0 million and $4.0 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of DKNY and Donna Karan, the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023.

In connection with the issuance of the LVMH Note, LVMH entered into (i) a subordination agreement providing that the Company’s obligations under the LVMH Note are subordinate and junior to the Company’s obligations under the revolving credit facility and the Term Loan, and (ii) a pledge and security agreement with the Company and its subsidiary,

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G-III Leather Fashions, Inc., pursuant to which the Company and G-III Leather Fashions, Inc. granted to LVMH a security interest in specified collateral to secure the Company’s payment and performance of the Company’s obligations under the LVMH Note that are subordinate and junior to the security interest granted by the Company with respect to the Company’s obligations under the revolving credit facility agreement and Term Loan.

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans were to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel borrowed funds pursuant to European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2022, the Company had an aggregate outstanding balance of €7.4 million ($8.4 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2022, TRB had an aggregate of €2.6 million ($2.9 million) drawn under these various facilities.

Future Debt Maturities

As of January 31, 2022, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2026 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2023	$4,237
2024	126,790
2025	2,261
2026	401,764
2027 and thereafter	1,218

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2022	January 31, 2021

	(in thousands)
Accrued bonuses	$50,119	$23,851
Other accrued expenses	78,005	78,936
Total	$128,124	$102,787

NOTE 9 — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2022	2021	2020

	(In thousands)
Current
Federal	$39,283	$(15,828)	$22,471
State and city	4,484	(491)	4,856
Foreign	5,991	3,803	10,615
	49,758	(12,516)	37,942
Deferred
Federal	17,090	22,770	8,250
State and city	2,116	3,364	315
Foreign	1,911	(1,415)	(8,246)
	21,117	24,719	319
Income tax expense	$70,875	$12,203	$38,261
Income before income taxes
United States	$234,034	$37,727	$138,292
Non-United States	36,942	(2,001)	43,806
	$270,976	$35,726	$182,098

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. One of those provisions allows any loss generated in fiscal 2021 to be carried back to each of the 5 taxable years preceding the taxable year of such a loss. The Company has elected to use this relief and carried back the fiscal 2021 tax loss to a tax year with a 35% federal rate. Additionally, the CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore be also eligible for 100 percent first-year bonus depreciation. The Company has elected to take 100% bonus depreciation for all qualified improvement property.

Effective January 1, 2018, TCJA subjects a U.S. parent company to current tax on its global intangible low-taxed income (“GILTI”). For fiscal 2022, the Company has elected to treat the tax effect of GILTI as a current period expense.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2022 and 2021 are summarized as follows:

	2022	2021

	(In thousands)
Deferred income tax assets:
Compensation	$1,807	$2,673
Inventory	7,918	6,780
Provision for bad debts and sales allowances	15,972	18,531
Supplemental employee retirement plan	710	584
Net operating loss	10,949	12,703
Operating lease liability	32,721	35,658
Foreign tax credit carryforward	2,805	4,962
Other	782	3,792
Gross deferred income tax assets	73,664	85,683
Less: valuation allowance	(14,481)	(13,272)
Net deferred income tax assets	59,183	72,411
Deferred income tax liabilities:
Depreciation and amortization	(56,901)	(41,185)
Intangibles	(9,576)	(14,271)
Operating lease asset	(27,272)	(30,182)
Accrued expenses	(59)	—
Prepaid expenses and other	(1,826)	(2,028)
Total deferred income tax liabilities	(95,634)	(87,666)
Net deferred tax liabilities	$(36,451)	$(15,255)

The total undistributed earnings of the Company’s foreign subsidiaries are approximately $131.0 million for the fiscal year ended January 31, 2022. Upon distribution of those earnings in the form of dividends, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of undistributed foreign earnings. Those earnings are considered indefinitely reinvested. Even though the undistributed earnings could have been distributed back generally without U.S. federal income tax as a result of the one-time transition tax under the TCJA regime, the Company does not expect to change its indefinite reinvestment categorization with respect to those earnings.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2022	2021	2020
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of Federal tax benefit	2.0	(0.6)	1.9
Permanent differences resulting in Federal taxable income	4.3	12.8	5.9
Foreign tax rate differential	—	(0.3)	(3.8)
Share-based payments	—	12.5	(0.8)
Foreign tax credit	(3.4)	(7.3)	(3.5)
Valuation allowance	0.8	13.7	0.9
Net operating loss carryback	—	(18.6)	—
Other, net	1.5	1.0	(0.6)
Actual provision for income taxes	26.2%	34.2%	21.0%

The Company’s effective tax rate decreased 8.0% percent in fiscal 2022 compared to fiscal 2021. This decrease in the Company’s effective tax rate is primarily the result of the Company’s significant increase in pretax book income in relation

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to its tax expense. The Company’s effective tax rate increased 13.2% percent in fiscal 2021 as compared to fiscal 2020. The increase in the Company’s fiscal 2021 effective tax rate compared to the fiscal 2020 effective tax rate is primarily the result of the Company’s significant reduction in pretax book income in relation to its tax expense.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2022, the Company recorded an additional valuation allowance of $1.2 million against its deferred tax assets for its standalone state tax losses and foreign retail losses.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2022	2021	2020

	(In thousands)
Balance at February 1,	$2,293	$2,111	$—
Additions for tax positions of prior years	595	182	2,111
Lapses of statues of limitations	(446)	—	—
Balance at January 31,	$2,442	$2,293	$2,111

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2022, there was an increase in the unrecognized tax position reserve of $0.2 million related to recent state and local tax return filings.

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

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2014 and forward. The Company is currently under audit examination by New York, New Jersey and Canada for fiscal years 2016 through 2019. The Company believes that it is reasonably possible there will be no change to its unrecognized income tax position reserves during the next twelve months due to the applicable statues of limitations.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $145.1 million, $116.8 million and $178.8 million for the years ended January 31, 2022, 2021 and 2020, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $41.2 million, $29.5 million and $48.3 million for the years ended January 31, 2022,

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2021 and 2020, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2023	118,000
2024	91,167
2025	33,345
2026	26,888
2027	—
Thereafter	—
$269,400

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

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 under the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred during the year ended January 31, 2022 related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million ($0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below. Cumulative amounts paid and deferred through January 31, 2022, related to the higher dutiable values, were CAD$14.7 million ($11.6 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA has issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA. G-III Canada has filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. A hearing on the appeal was held on December 7, 2021.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal and intends to vigorously contest the findings of the CBSA.

NOTE 11 — STOCKHOLDERS’ EQUITY

Share Repurchase Program

The Company’s Board of Directors had authorized a share repurchase program of 5,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in the loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws.

During fiscal 2022, pursuant to this program, the Company acquired 656,213 shares of its common stock for an aggregate purchase price of $17.3 million. No shares of common stock were acquired pursuant to this program during fiscal 2021. During fiscal 2020, pursuant to this program, the Company acquired 1,327,566 shares of its common stock for an aggregate purchase price of $35.2 million. As of January 31, 2022, we had 2,293,149 authorized shares remaining under this program. In March 2022, the Board increased the number of authorized shares under this program to 10,000,000.

Long-Term Incentive Plan

As of January 31, 2022, the Company had 2,119,382 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. RSU’s generally (i) cliff vest after three years or (ii) vest over a three year period. PRSU’s granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PSU’s granted to executives in fiscal 2020 vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. It is the Company’s policy to grant stock options at prices not less than the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Performance Based Restricted Stock Units

	Restricted Stock Units		Performance Based Restricted Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2019	281,825	$34.56	1,539,794	$30.15
Granted	142,594	$37.74	332,651	$35.77
Vested	(168,781)	$32.32	(810,655)	$24.58
Cancelled	(12,695)	$35.09	(3,080)	$42.41
Unvested as of January 31, 2020	242,943	$37.95	1,058,710	$36.15
Granted	1,280,664	$10.25	—	$—
Vested	(107,917)	$37.96	(279,053)	$32.43
Cancelled	(22,422)	$39.41	(312,827)	$42.41
Unvested as of January 31, 2021	1,393,268	$12.47	466,830	$34.17
Granted	326,791	$31.52	176,212	$31.43
Vested	(201,260)	$20.43	(125,934)	$30.23
Cancelled	(2,650)	$33.46	—	$—
Unvested as of January 31, 2022	1,516,149	$15.48	517,108	$34.20

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

PRSU’s were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target.  PRSU’s generally vest over a two to five year period.  For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSU’s are expensed over the service period under the accelerated attribution method.

PSU’s were granted in fiscal 2020 and fiscal 2022 to executives that vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSU’s granted to executives in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $17.4 million, $6.1 million and $17.6 million in share-based compensation expense for the years ended January 31, 2022, 2021 and 2020 respectively, related to restricted stock unit grants. At January 31, 2022, 2021 and 2020, unrecognized costs related to the restricted stock units totaled $21.2 million, $12.9 million and $18.7 million, respectively. The total fair value of awards for which restrictions lapsed was $10.8 million, $5.0 million and $31.0 million as of January 31, 2022, 2021 and 2020, respectively.

Stock Options

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	18,245	$23.63	39,311	$18.51	55,311	$15.70
Exercised	—	$—	(21,066)	$14.07	(13,200)	$8.71
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	(8,245)	$30.32	—	$—	(2,800)	$9.20
Stock options outstanding at end of year	10,000	$18.11	18,245	$23.63	39,311	$18.51
Exercisable	10,000	$18.11	18,245	$23.63	35,188	$17.12

The following table summarizes information about stock options outstanding:

	Number	Weighted	Weighted	Number	Weighted
	Outstanding as of	Average	Average	Exercisable as of	Average
	January 31,	Remaining	Exercise	January 31,	Exercise
Range of Exercise Prices	2022	Contractual Life	Price	2022	Price
$18.11	10,000	0.97	$18.11	10,000	$18.11
	10,000			10,000

Stock Options

Compensation expense for employee stock options is recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expenses for stock options. No stock options were granted during the years ended January 31, 2022, January 31, 2021 and January 31, 2020.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The weighted average remaining term for stock options outstanding was 1.0 years at January 31, 2022. The aggregate intrinsic value at January 31, 2022 was $0.1 million for stock options outstanding and $0.1 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of January 31, 2022, the reporting date.

There were no stock options exercised during the year ended January 31, 2022. Proceeds received from the exercise of stock options were $0.3 million during the year ended January 31, 2021. The intrinsic value of stock options exercised was   $0.1 million for the year ended January 31, 2021. A portion of this amount is currently deductible for tax purposes.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not recognize compensation expense for year ended January 31, 2022 related to stock options. The Company recognized $0.1 million in compensation expense for both the years ended January 31, 2021 and 2020 related to stock options.

NOTE 12 — CONCENTRATION

Three customers in the wholesale operations segment accounted for approximately 23.9%, 14.8% and 12.7%, respectively, of the Company’s net sales for the year ended January 31, 2022. Two customers in the wholesale operations segment accounted for approximately 20.9% and 12.9%, respectively, of the Company’s net sales for the year ended January 31, 2021. Two customers in the wholesale operations segment accounted for 26.3% and 13.2% of the Company’s net sales for the year ended January 31, 2020. Three customers in the wholesale operations segment accounted for approximately 26.4%, 15.5% and 11.3%, respectively, of the Company’s net accounts receivable as of January 31, 2022. Four customers in the wholesale operations segment accounted for approximately 19.8%, 19.5%, 15.1% and 10.1%, respectively, of the Company’s net accounts receivable as of January 31, 2021.

NOTE 13 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $0.3 million, $1.5 million and $4.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. Effective May 2020, the Company temporarily suspended 401(k) matching contributions due to the COVID-19 pandemic. The Company reinstated 401(k) matching contributions effective January 1, 2022.

NOTE 14 — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which, prior to the completion of the retail restructuring in fiscal 2021, consisted primarily of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris stores, substantially all of which are operated as outlet stores. Sales through Company-owned digital channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance retail stores during fiscal 2021. After completion of the restructuring, the Company’s retail operations segment consists of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H Bass, Andrew Marc and Wilsons Leather.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2022
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,710,787	$117,656	$(61,905)	$2,766,538
Cost of goods sold	1,782,533	57,721	(61,905)	1,778,349
Gross profit	928,254	59,935	—	988,189
Selling, general and administrative expenses	567,949	80,066	—	648,015
Depreciation and amortization	24,023	3,603	—	27,626
Asset impairments, net of gain on lease terminations	368	1,087	—	1,455
Operating profit (loss)	$335,914	$(24,821)	$—	$311,093

	January 31, 2021
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,916,763	$170,421	$(32,038)	$2,055,146
Cost of goods sold	1,229,548	113,194	(32,038)	1,310,704
Gross profit	687,215	57,227	—	744,442
Selling, general and administrative expenses	444,549	160,553	—	605,102
Depreciation and amortization	31,998	6,627	—	38,625
Asset impairments	1,010	16,863	—	17,873
Operating profit (loss)	$209,658	$(126,816)	$—	$82,842

	January 31, 2020
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,862,889	$385,910	$(88,335)	$3,160,464
Cost of goods sold	1,925,062	205,797	(88,335)	2,042,524
Gross profit	937,827	180,113	—	1,117,940
Selling, general and administrative expenses	604,377	227,803	—	832,180
Depreciation and amortization	30,806	7,929	—	38,735
Asset impairments	412	18,959	—	19,371
Operating profit (loss)	$302,232	$(74,578)	$—	$227,654
(1)	Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	January 31,
	2022	2021	2020

	(In thousands)
Licensed brands	$1,820,491	$1,390,112	$2,045,480
Proprietary brands	890,296	526,651	817,409
Wholesale net sales	$2,710,787	$1,916,763	$2,862,889

Licensed brands	$39,604	$17,488	$27,338
Proprietary brands	78,052	152,933	358,572
Retail net sales	$117,656	$170,421	$385,910

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2022	2021

	(In thousands)
Wholesale	$2,073,834	$1,844,682
Retail	111,517	85,625
Corporate	557,177	506,079
Total Assets	$2,742,528	$2,436,386

The total net sales and long-lived assets by geographic region are as follows:

	2022		2021		2020
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,365,919	$938,947	$1,755,791	$834,181	$2,774,492	$964,476
Non-United States	400,619	150,724	299,355	258,165	385,972	231,973
	$2,766,538	$1,089,671	$2,055,146	$1,092,346	$3,160,464	$1,196,449

Capital expenditures for locations outside of the United States totaled $4.3 million, $3.0 million and $4.6 million for the years ended January 31, 2022, 2021 and 2020, respectively.

NOTE 15 — SONIA RYKIEL

In October 2021, the Company purchased all of the issued and outstanding shares of European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this iconic brand, was one of the leading figures of Parisian fashion. The Company plans to accelerate the relaunch of the brand in France in the fall of 2022, and then expand into Europe and other areas. The Company believes this purchase further enables it to expand into the luxury space and that there is untapped potential for this brand.

The Sonia Rykiel acquisition, which was immaterial, was accounted for under the acquisition method of accounting. Accordingly, the purchase price was allocated to the acquired assets based on their estimated fair values. The operating results for Sonia Rykiel are included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2022 from the effective date of the Sonia Rykiel acquisition.

NOTE 16 — EQUITY INVESTMENTS

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid €32.5 million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. The investment in KLH, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2022 and 2021.

Investment in KL North America

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company currently uses, for all consumer products (except

G-III Apparel Group, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. The investment in KLNA, which is being accounted for under the equity method of accounting, is reflected in Investment in Unconsolidated Affiliates on the Consolidated Balance Sheets at January 31, 2022 and 2021.

NOTE 17 — RELATED PARTY TRANSACTIONS

Transactions with Fabco

Prior to December 1, 2020, G-III owned a 49% ownership interest in Fabco and was considered a related party of Fabco. The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2021 and 2020, the Company sold $2.7 million and $4.4 million in inventory to Fabco, respectively. The Company recorded $0.9 million of licensing revenue from Fabco during the period of fiscal 2021 prior to Fabco becoming a consolidated majority-owned subsidiary of the Company. The Company recorded $3.1 million of licensing revenue from Fabco during the year ended January 31, 2020.

Transactions with KL North America

G-III owns a 49% ownership interest in KLNA and is considered a related party of KLNA (see Note 16). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $8.1 million, $3.5 million and $6.8 million for the years ended January 31, 2022, 2021 and 2020, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2022, 2021 and 2020

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2022
Deducted from asset accounts
Allowance for doubtful accounts	$17,459	$157	$225	$17,391
Reserve for returns	40,704	19,475	29,358	30,821
Reserve for sales allowances (2)	58,651	117,605	120,289	55,967
	$116,814	$137,237	$149,872	$104,179
Year ended January 31, 2021
Deducted from asset accounts
Allowance for doubtful accounts	$710	$16,882	$133	$17,459
Reserve for returns	46,489	41,348	47,133	40,704
Reserve for sales allowances (2)	186,929	101,337	229,615	58,651
	$234,128	$159,567	$276,881	$116,814
Year ended January 31, 2020
Allowance for doubtful accounts	$924	$(72)	$142	$710
Reserve for returns	62,278	56,440	72,229	46,489
Reserve for sales allowances (2)	181,312	422,628	417,011	186,929
	$244,514	$478,996	$489,382	$234,128

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note 1 in the accompanying Notes to Consolidated Financial Statements for a description of sales allowances.

S-1