Form 10-Q
period 2022-04-30
G III APPAREL GROUP LTD /DE/
filed 2022-06-07
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

As of June 3, 2022, there were 48,225,361 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$438,411	$396,311	$465,984
Accounts receivable, net of allowance for doubtful accounts of $16.9 million, $17.5 million and $17.4 million, respectively	573,613	509,430	605,512
Inventories	550,059	346,668	512,155
Prepaid income taxes	1,071	15,768	14,502
Prepaid expenses and other current assets	53,425	55,945	54,704
Total current assets	1,616,579	1,324,122	1,652,857
Investments in unconsolidated affiliates	89,827	60,850	65,503
Property and equipment, net	47,274	53,298	48,805
Operating lease assets	164,607	180,715	169,595
Other assets, net	54,132	37,232	54,992
Other intangibles, net	30,512	34,141	31,361
Deferred income tax assets, net	1,647	5,222	3,559
Trademarks	451,967	441,075	453,329
Goodwill	261,727	262,065	262,527
Total assets	$2,718,272	$2,398,720	$2,742,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,554	$5,105	$4,237
Accounts payable	215,489	114,124	236,921
Accrued expenses	94,359	82,592	128,124
Customer refund liabilities	78,052	88,943	86,788
Current operating lease liabilities	41,112	43,656	42,763
Income tax payable	17,060	11,547	9,995
Other current liabilities	1,358	1,790	1,977
Total current liabilities	451,984	347,757	510,805
Notes payable, net of discount and unamortized issuance costs	516,828	509,784	515,344
Deferred income tax liabilities, net	38,021	20,051	40,010
Noncurrent operating lease liabilities	139,686	155,218	142,868
Other noncurrent liabilities	12,998	7,012	13,118
Total liabilities	1,159,517	1,039,822	1,222,145

Redeemable noncontrolling interests	463	1,022	471

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	460,999	450,961	456,329
Accumulated other comprehensive loss	(18,657)	(9,057)	(14,529)
Retained earnings	1,147,639	942,733	1,117,005
Common stock held in treasury, at cost - 1,209, 1,019 and 1,480 shares, respectively	(31,953)	(27,025)	(39,157)
Total stockholders' equity	1,558,292	1,357,876	1,519,912
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,718,272	$2,398,720	$2,742,528

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended April 30,
	2022	2021

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$688,757	$519,910
Cost of goods sold	442,718	324,441
Gross profit	246,039	195,469
Selling, general and administrative expenses	185,407	141,603
Depreciation and amortization	6,095	7,044
Operating profit	54,537	46,822
Other (loss) income	(2,708)	1,820
Interest and financing charges, net	(12,203)	(12,004)
Income before income taxes	39,626	36,638
Income tax expense	9,000	10,259
Net income	30,626	26,379
Less: (Loss) income attributable to noncontrolling interests	(8)	58
Net income attributable to G-III Apparel Group, Ltd.	$30,634	$26,321

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.64	$0.54
Weighted average number of shares outstanding	48,016	48,377

Diluted:
Net income per common share	$0.62	$0.53
Weighted average number of shares outstanding	49,108	49,510

Net income	$30,626	$26,379
Other comprehensive loss:
Foreign currency translation adjustments	(4,130)	(6,959)
Other comprehensive loss:	(4,130)	(6,959)
Comprehensive income	$26,496	$19,420
Comprehensive (loss) income attributable to noncontrolling interests:
Net (loss) income	(8)	58
Foreign currency translation adjustments	2	(4)
Comprehensive (loss) income attributable to noncontrolling interests	(6)	54
Comprehensive income attributable to G-III Apparel Group, Ltd.	$26,490	$19,474

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards exercised/vested, net	—	(7,204)	—	—	7,204	—
Share-based compensation expense	—	20,549	—	—	—	20,549
Taxes paid for net share settlements	—	(8,675)	—	—	—	(8,675)
Other comprehensive income, net	—	—	(4,128)	—	—	(4,128)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	30,634	—	30,634
Balance as of April 30, 2022	$264	$460,999	$(18,657)	$1,147,639	$(31,953)	$1,558,292

Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(4)	—	—	4	—
Share-based compensation expense	—	2,548	—	—	—	2,548
Other comprehensive loss, net	—	—	(6,963)	—	—	(6,963)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	26,321	—	26,321
Balance as of April 30, 2021	$264	$450,961	$(9,057)	$942,733	$(27,025)	$1,357,876

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2022	2021

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$30,634	$26,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,095	7,044
Loss on disposal of fixed assets	24	—
Non-cash operating lease costs	11,852	10,346
Dividend received from unconsolidated affiliate	—	392
Equity gain in unconsolidated affiliates	(676)	(493)
Change in fair value of equity investment	1,126	—
Share-based compensation	20,549	2,548
Deferred financing charges and debt discount amortization	2,494	2,360
Deferred income taxes	71	(144)
Changes in operating assets and liabilities:
Accounts receivable, net	31,898	(16,731)
Inventories	(37,904)	69,834
Income taxes, net	20,496	10,024
Prepaid expenses and other current assets	(9)	713
Other assets, net	62	538
Customer refund liabilities	(8,736)	(10,412)
Operating lease liabilities	(11,675)	(11,491)
Accounts payable, accrued expenses and other liabilities	(55,130)	(43,805)
Net cash provided by operating activities	11,171	47,044

Cash flows from investing activities
Investment in e-commerce retailer	(25,000)	—
Capital expenditures	(4,334)	(2,666)
Net cash used in investing activities	(29,334)	(2,666)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(418,355)
Proceeds from borrowings - revolving facility	—	418,355
Repayment of borrowings - foreign facilities	(356)	—
Proceeds from borrowings - foreign facilities	287	1,148
Taxes paid for net share settlements	(8,675)	—
Net cash (used in) provided by financing activities	(8,744)	1,148

Foreign currency translation adjustments	(666)	(1,149)
Net (decrease) increase in cash and cash equivalents	(27,573)	44,377
Cash and cash equivalents at beginning of period	465,984	351,934
Cash and cash equivalents at end of period	$438,411	$396,311

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$17,236	$17,903
Income tax payments, net	$(11,694)	$191

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that is 49% owned by the Company. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that is 19% owned by the Company. The Company accounts for these two investments using the equity method of accounting. All material intercompany balances and transactions have been eliminated. See Note 13 – Subsequent Events with respect to an agreement entered into by the Company to increase its percentage ownership interest in KLH to 100%. Once KLH becomes wholly-owned by the Company, KLNA will become an indirect wholly owned subsidiary of the Company.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, KLNA, Fabco Holding B.V. (“Fabco”) and Sonia Rykiel, which the Company purchased in October 2021, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2022, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are included for the three-month period ended March 31, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s three-month periods ended April 30, 2022 and 2021 were each 13-week periods for the retail operations segment. For fiscal 2023 and 2022, the three-month periods for the retail operations segment ended on April 30, 2022 and May 1, 2021, respectively.

The results for the three months ended April 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”).

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

Note 2 – Allowance for Doubtful Accounts

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2022, April 30, 2021 and January 31, 2022 were:

	April 30, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$589,233	$1,319	$590,552
Allowance for doubtful accounts	(16,858)	(81)	(16,939)
Accounts receivable, net	$572,375	$1,238	$573,613

	April 30, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$525,568	$1,328	$526,896
Allowance for doubtful accounts	(17,414)	(52)	(17,466)
Accounts receivable, net	$508,154	$1,276	$509,430

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$620,737	$2,166	$622,903
Allowance for doubtful accounts	(17,307)	(84)	(17,391)
Accounts receivable, net	$603,430	$2,082	$605,512

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	411	3	414
Accounts written off as uncollectible	38	—	38
Balance as of April 30, 2022	$(16,858)	$(81)	$(16,939)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(54)	(22)	(76)
Accounts written off as uncollectible	69	—	69
Balance as of April 30, 2021	$(17,414)	$(52)	$(17,466)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(103)	(54)	(157)
Accounts written off as uncollectible	225	—	225
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)

Note 3 – Inventories

Wholesale inventories, which comprise a significant portion of the Company’s inventory, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Retail and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $16.4 million, $16.9 million and $18.9 million as of April 30, 2022, April 30, 2021 and January 31, 2022, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.9 million, $4.6 million and $4.5 million at April 30, 2022, April 30, 2021 and January 31, 2022, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 4 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2022	2021	2022	2022	2021	2022

		(In thousands)
Secured notes	1	$400,000	$400,000	$400,000	$416,000	$400,000	$422,020
Revolving credit facility	2	—	—	—	—	—	—
Note issued to LVMH	3	115,926	109,406	114,255	112,306	103,828	110,123
Unsecured loans	2	7,845	8,816	8,367	7,845	8,816	8,367
Overdraft facilities	2	3,131	3,885	2,903	3,131	3,885	2,903

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of April 30, 2022. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During the fourth quarter of fiscal 2022, the Company recorded a $1.5 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

The Company’s lease assets and liabilities as of April 30, 2022, April 30, 2021 and January 31, 2022 consist of the following:

Leases	Classification	April 30, 2022	April 30, 2021	January 31, 2022

		(In thousands)
Assets
Operating	Operating lease assets	$164,607	$180,715	$169,595

Liabilities
Current operating	Current operating lease liabilities	$41,112	$43,656	$42,763
Noncurrent operating	Noncurrent operating lease liabilities	139,686	155,218	142,868
Total lease liabilities		$180,798	$198,874	$185,631

The Company recorded lease costs of $14.1 million and $13.6 million during the three months ended April 30, 2022 and 2021, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.1 million and $1.5 million for the three months ended April 30, 2022 and 2021, respectively.

As of April 30, 2022, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2027 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2023	$41,025
2024	45,347
2025	38,151
2026	30,712
2027	24,544
After 2027	46,103
Total lease payments	$225,882
Less: Interest	45,084
Present value of lease liabilities	$180,798

As of April 30, 2022, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2022, the weighted average remaining lease term related to operating leases is 5.4 years. The weighted average discount rate related to operating leases is 8.3%.

Cash paid for amounts included in the measurement of operating lease liabilities is $15.0 million and $14.8 million during the three months ended April 30, 2022 and April 30, 2021, respectively. Right-of-use assets obtained in exchange for lease obligations were $8.6 million and $6.5 million during the three months ended April 30, 2022 and April 30, 2021, respectively.

Note 6 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 113,300 and 238,500 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2022 and 2021, respectively, as they are anti-dilutive. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2022	2021

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$30,634	$26,321
Basic net income per share:
Basic common shares	48,016	48,377
Basic net income per share	$0.64	$0.54

Diluted net income per share:
Basic common shares	48,016	48,377
Dilutive restricted stock unit awards and stock options	1,092	1,133
Diluted common shares	49,108	49,510
Diluted net income per share	$0.62	$0.53

Note 7 – Notes Payable

Long-term debt consists of the following:

	April 30, 2022	April 30, 2021	January 31, 2022

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	—	—	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	7,845	8,816	8,367
Overdraft facilities	3,131	3,885	2,903
Subtotal	535,976	537,701	536,270
Less: Net debt issuance costs (1)	(5,520)	(7,218)	(5,944)
Debt discount	(9,074)	(15,594)	(10,745)
Current portion of long-term debt	(4,554)	(5,105)	(4,237)
Total	$516,828	$509,784	$515,344
(1)	Does not include debt issuance costs, net of amortization, totaling $5.2 million, $6.8 million and $5.6 million as of April 30, 2022, April 30, 2021 and January 31, 2022, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, incur restrictions on the ability of the Company’s restricted subsidiaries that are not guarantors to pay dividends or make certain other payments, create or incur certain liens, sell assets and subsidiary stock, impair the security interests, transfer all or substantially all of the Company’s assets or enter into merger or consolidation transactions, and enter into transactions with affiliates. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in the Indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the Notes, failure to pay certain final judgments, and certain events of bankruptcy or insolvency.

The Company incurred debt issuance costs totaling $8.5 million related to the Notes. In accordance with ASC 835, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes. In addition, the Company had unamortized debt issuance costs of $6.1 million associated with the Term Loan. Upon repayment of the Term Loan, these debt issuance costs were fully extinguished and charged to interest expense in the Company’s results of operations.

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

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2022, the Company was in compliance with these covenants.

As of April 30, 2022, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of April 30, 2022, there were outstanding trade and standby letters of credit amounting to $18.8 million and $3.4 million, respectively.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans was to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel borrowed funds pursuant to European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2022, the Company had an aggregate outstanding balance of €7.1 million ($7.8 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2022, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2022, TRB had an aggregate of €2.8 million ($3.1 million) drawn under these facilities.

Note 8 – Revenue Recognition

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of April 30, 2022, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Retail stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $3.6 million, $4.1 million and $5.1 million at April 30, 2022, April 30, 2021 and January 31, 2022, respectively. The Company recognized $3.7 million in revenue for the three months ended April 30, 2022 related to contract liabilities that existed at January 31, 2022. The Company recognized $3.2 million in revenue for the three months ended April 30, 2021 related to contract liabilities that existed at January 31, 2021. There were no contract assets recorded as of April 30, 2022, April 30, 2021 and January 31, 2022. Substantially all of the advance payments from licensees as of April 30, 2022 are expected to be recognized as revenue within the next twelve months.

Note 9 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin business. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended April 30, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$680,904	$27,885	$(20,032)	$688,757
Cost of goods sold	448,769	13,981	(20,032)	442,718
Gross profit	232,135	13,904	—	246,039
Selling, general and administrative expenses	161,808	23,599	—	185,407
Depreciation and amortization	5,414	681	—	6,095
Operating profit (loss)	$64,913	$(10,376)	$—	$54,537

	Three Months Ended April 30, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$511,514	$19,419	$(11,023)	$519,910
Cost of goods sold	325,821	9,643	(11,023)	324,441
Gross profit	185,693	9,776	—	195,469
Selling, general and administrative expenses	125,334	16,269	—	141,603
Depreciation and amortization	6,212	832	—	7,044
Operating profit (loss)	$54,147	$(7,325)	$—	$46,822

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Year Ended
	April 30, 2022	April 30, 2021	January 31, 2022

	(In thousands)
Licensed brands	$459,984	$341,165	$1,820,491
Proprietary brands	220,920	170,349	890,296
Wholesale net sales	$680,904	$511,514	$2,710,787

Licensed brands	$13,928	$6,534	$39,604
Proprietary brands	13,957	12,885	78,052
Retail net sales	$27,885	$19,419	$117,656

Note 10 – Stockholders’ Equity

For the three months ended April 30, 2022, the Company issued no shares of common stock and utilized 271,536 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2021, the Company issued no shares of common stock and utilized 158 shares of treasury stock in connection with the vesting of equity awards.

Note 11 – Canadian Customs Duty Examination

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

In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three months ended April 30, 2022 related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million (US$0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below.  Cumulative amounts paid and deferred through April 30, 2022, related to the higher dutiable values, were CAD$14.4 million (US$11.6 million).

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

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA on appeal.

Note 12 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2022.

Issued Accounting Guidance Being Evaluated for Adoption

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied this ASU to any existing contracts in the current year. As of April 30, 2022, the Company had availability of approximately $560 million under its revolving credit facility. The interest rate under this facility is indexed to LIBOR. As such, the revolving credit facility is likely to be impacted when LIBOR quotations cease to be available. The Company is evaluating the impact that the guidance will have on its condensed consolidated financial statements and related disclosures and currently does not expect that any impact would be material.

Note 13 – Subsequent Events

On April 29, 2022, the Company entered into a share purchase agreement (the “Purchase Agreement”) with a group of private and public investors pursuant to which the Company agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% in interests in KLH that it did not already own, for an aggregate consideration of €200 million (approximately $214 million) in cash, subject to certain adjustments. The acquisition closed on May 31, 2022. The Company funded the purchase price from cash on hand.

As of May 31, 2022, KLH is a consolidated wholly-owned subsidiary of the Company. Prior to May 31, 2022, the Company accounted for its investment in KLH using the equity method of accounting. Once KLH becomes wholly-owned by the Company, KLNA will become an indirect wholly owned subsidiary of the Company.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2023 is referred to as “fiscal 2023.”

Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2022, the results of Vilebrequin, KLH, KLNA, Fabco and Sonia Rykiel are included for the three-month period ended March 31, 2022. We account for our investment in each of KLH and KLNA using the equity method of accounting. As of May 31, 2022, KLH and KLNA are accounted for as consolidated wholly-owned subsidiaries of the Company. The Company’s retail operations segment uses a 52/53-week fiscal year. For fiscal 2023 and 2022, the three-month period for the retail operations segment were each 13-week periods and ended on April 30, 2022 and May 1, 2021, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;

●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather, Sonia Rykiel and, effective as of May 31, 2022, Karl Lagerfeld. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris (prior to it becoming a wholly-owned brand as of May 31, 2022), Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

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

We believe that consumers prefer to buy brands they know, and we have continually sought to increase the portfolio of name brands we can offer through different tiers of retail distribution, for a wide array of products at a variety of price points. We have increased the portfolio of brands we offer through licenses, acquisitions and joint ventures. We focus our efforts on the sale of products under our five power brands. Effective May 31, 2022, we own three of our power brands (DKNY, Donna Karan and Karl Lagerfeld) and license two of our power brands (Calvin Klein and Tommy Hilfiger). It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners and seeking to acquire established brands.

Recent Developments

On April 29, 2022, we entered into a share purchase agreement (the “Purchase Agreement”) with a group of private and public investors pursuant to which we agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% in interests in KLH that we did not already own, for an aggregate consideration of €200 million ($214 million) in cash, subject to certain adjustments. The acquisition closed on May 31, 2022. We funded the purchase price from cash on hand.

The addition of the iconic Karl Lagerfeld fashion brand to the G-III portfolio advances several of our key priorities, including increasing the direct ownership of brands and their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands, which already include Vilebrequin and Sonia Rykiel. We also believe that Karl Lagerfeld’s existing digital channel presence should enable us to enhance our omni-channel business and further accelerate our digital priorities. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

As of May 31, 2022, KLH is a consolidated wholly-owned subsidiary of ours. Prior to May 31, 2022, we accounted for our investment in KLH using the equity method of accounting. Once KLH becomes wholly-owned by the Company, KLNA will become an indirect wholly owned subsidiary of the Company.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. Our company-operated stores consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

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

The COVID-19 pandemic continues to impact the global economy. During the three months ended April 30, 2022, consumer demand for apparel and accessories, as well as other consumer discretionary spending, increased as compared to the comparable quarter in fiscal 2021. While businesses reopened as stay at home orders were lifted and various restrictions on the operation of retail businesses were loosened, the continued economic impact of the COVID-19 pandemic remains uncertain. The spread of additional variants could result in the reimposition of restrictions on commercial and social activities that would adversely impact our business. We have experienced significant improvements in our results of operations for fiscal 2022 and the first quarter of fiscal 2023 compared to fiscal 2021 which was severly impacted by COVID-19. However, the COVID-19 pandemic could continue to adversely impact our business operations and results of operations.

The continued impact of the COVID-19 pandemic on our business operations remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments in the United States and around the world in the public and private responses to the pandemic. New information may emerge concerning the severity of the outbreak and the spread of variants, including the Delta, Omicron or other variants, of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur.

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding digital sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com and www.soniarykiel.com. We also sell Karl Lagerfeld Paris products on our website, www.karllagerfeldparis.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two different e-commerce retailers.

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

Consumers have shifted their apparel purchases based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. We revised our product offerings in response to the pandemic-induced shift toward casual and comfortable work-from-home clothing, as well as to activewear and leisure attire. We continue to revise our product lines to satisfy the changing needs of our retail customers and consumers as businesses have reopened offices and restrictions on social gatherings have been loosened. These changes have resulted in an increase in demand for day and occasion dresses, as well as career wear such as suit separates. We are working diligently to satisfy this demand from our retail partners and consumers.

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

Inflationary pressures have impacted our industry. Beginning in fiscal 2022 and continuing in the current fiscal year, we have experienced inflationary pressures, most significantly related to our freight costs as discussed below under “Supply Chain”. We expect inflationary pressures to continue to impact our business throughout fiscal 2023. We have implemented selected price increases on our products. We expect to continue to implement selected price increases in an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain.

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

If we are unable to secure container space on a vessel due to limited availability, we may experience delays in shipping product from our overseas suppliers to our customers. Furthermore, even when we are able to secure space, ports around the world are experiencing congestion, slowing transit times of product through ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers. Our longstanding relationships with our steamship carriers have facilitated our ability to secure space on vessels as demand for apparel increases, although at rates that are significantly higher than in the past. We have increased prices on certain of our products to partially offset higher freight and other costs. We believe that the strength of our portfolio of global power brands will allow us to selectively raise prices in an effort to mitigate the effect of increased transportation and other costs.

We have recently executed new contracts with two of our long-term steamship carrier partners and are continuing to pursue new carrier relationships for additional capacity. We expect that our existing carriers will manage the demand in a more efficient manner in fiscal 2023 and, as a result, our reliance on the secondary market will be reduced. We are actively managing shipments based on delivery dates to better utilize contracted cargo space and attempt to reduce our reliance on the secondary market. We have also accelerated production schedules to allow for longer lead times in anticipation of the aforementioned delays.

War in Ukraine

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Less than 1% of our revenue in fiscal 2022 was generated in Russia and Ukraine. As such, we do not expect that the war in Ukraine will have a direct material negative impact on our results of operations in fiscal 2023. However, the war has also led to, and may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages and volatility in financial markets. These implications of the war in Ukraine could have a material adverse effect on our business and our results of operations.

Results of Operations

Three months ended April 30, 2022 compared to three months ended April 30, 2021

Net sales for the three months ended April 30, 2022 increased to $688.8 million from $519.9 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $680.9 million for the three months ended April 30, 2022 from $511.5 million in the comparable period last year. This increase is primarily the result of a $67.0 million increase in net sales of Calvin Klein licensed products, a $27.9 million increase in net sales of our DKNY and Donna Karan products, a $20.9 million increase in net sales of Karl Lagerfeld Paris licensed products and a $14.8 million increase in net sales of Tommy Hilfiger licensed products. The increase in sales of Calvin Klein products was primarily related to dresses, women’s suits, handbags and jeanswear. The increase in sales of DKNY/Donna Karan products was primarily related to dresses, handbags and swimwear. The increase in sales of Karl Lagerfeld Paris products was primarily related to handbags, men’s outerwear and sportswear. The increase in sales of Tommy Hilfiger products was primarily related to jeanswear and dresses.

Net sales of our retail operations segment increased to $27.9 million for the three months ended April 30, 2022 from $19.4 million in the same period last year. This increase is primarily due to an increase in our store count in the current year. The number of retail stores operarted by us increased from 50 at April 30, 2021 to 60 at April 30, 2022. In addition, the continued recovery from the COVID-19 pandemic resulted in increased store traffic and comparable store sales during the three months ended April 30, 2022 compared to the same period last year.

Gross profit was $246.0 million, or 35.7% of net sales, for the three months ended April 30, 2022, compared to $195.5 million, or 37.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 34.1% in the three months ended April 30, 2022 compared to 36.3% in the same period last year. The gross profit percentage in the current year period was negatively impacted by inflationary pressure on product costs and increased freight costs, partially offset by benefits from less promotional activity and the implementation of price increases by us. The gross profit percentage in our retail operations segment was 49.9% for the three months ended April 30, 2022 compared to 50.3% for the same period last year.

Selling, general and administrative expenses increased to $185.4 million in the three months ended April 30, 2022 from $141.6 million in the same period last year. The increase in expenses was primarily due to an increase of $15.5 million in compensation expense, primarily from increased salary and bonus expense. The increase in expenses was also due to a $7.9 million increase in contractual advertising, a $4.2 million increase in facility expenses and a $2.9 million increase in third-party warehouse expenses related to increased sales. In addition, professional fees increased $3.2 million primarily due to expenses associated with the acquisition of the Karl Lagerfeld business.

Depreciation and amortization was $6.1 million for the three months ended April 30, 2022 compared to $7.0 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other loss was $2.7 million in the three months ended April 30, 2022 compared to other income of $1.8 million for the same period last year. The change is primarily due to $3.4 million of foreign currency losses during the three months ended April 30, 2022 compared to foreign currency losses of $0.2 million during the same period last year. Foreign currency losses during the three months ended April 30, 2022 include $1.9 million of foreign currency losses related to the acquisition of the Karl Lagerfeld business and $1.3 million of foreign currency losses resulting from the strengthening of the U.S. Dollar against foreign currencies. We recorded other income of $1.2 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief compared to other income of $1.5 million from these government-backed grants in the same period last year. In addition, we recorded $0.7 million in income from unconsolidated affiliates during the three months ended April 30, 2022 compared to $0.5 million in income from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2022 were $12.2 million compared to $12.0 million for the same period last year.

Income tax expense was $9.0 million for the three months ended April 30, 2022 compared to $10.3 million for the same period last year. Our effective tax rate decreased to 22.7% in the current year’s quarter from 28.0% in last year’s comparable quarter. This decrease is primarily due to an increase in forecasted foreign pre-tax income, which is taxed at a lower rate compared to the tax rates associated with income based in the United States. The decrease also included a $1.3 million discrete tax benefit related to a foreign tax credit carryback refund which was recorded in the first quarter of fiscal 2023.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to make minority investments in private companies and will use cash this year to acquire the remaining portion of the Karl Lagerfeld business.

As of April 30, 2022, we had cash and cash equivalents of $438.4 million and availability under our revolving credit facility of approximately $560 million. Subsequent to April 30, 2022, we used approximately $214 million of cash to acquire the Karl Lagerfeld business. As of April 30, 2022, we were in compliance with all covenants under our debt agreements.

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

The Notes bear interest at a rate of 7.875% per year payable semi-annually in arrears on February 15 and August 15 of each year.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, incur restrictions on the ability of our restricted subsidiaries that are not guarantors to pay dividends or make certain other payments, create or incur certain liens, sell assets and subsidiary stock, impair the security interests, transfer all or substantially all of our assets or enter into merger or consolidation transactions, and enter into transactions with affiliates. The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in the Indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the Notes, failure to pay certain final judgments, and certain events of bankruptcy or insolvency.

We incurred debt issuance costs totaling $8.5 million related to the Notes. In accordance with ASC 835, the debt issuance costs have been deferred and are presented as a contra-liability, offsetting the outstanding balance of the Notes, and are amortized over the remaining life of the Notes. In addition, we had unamortized debt issuance costs of $6.1 million associated with the Term Loan. Upon repayment of the Term Loan, these debt issuance costs were fully extinguished and charged to interest expense in our results of operations.

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

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”), by and among the Borrowers and the Loan Guarantors (each as defined therein) party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

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

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As ofApril 30, 2022, the Company was in compliance with these covenants.

As of April 30, 2022, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2022, there were outstanding trade and standby letters of credit amounting to $18.8 million and $3.4 million, respectively.

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

Reference Rate Reform

The interest rate of our revolving credit facility is indexed to LIBOR. LIBOR quotations could cease as of December 31, 2022. We have discussed alternatives to LIBOR with the administrative agent to our revolving credit facility and we expect that if LIBOR can no longer be used as the indexed interest rate, we will be able to use a viable alternative such as SOFR. We do not expect a material change to our interest expense or results of operations if LIBOR is no longer available.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans was to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel borrowed funds under European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 2.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2022, the Company had an aggregate outstanding balance of €7.1 million ($7.8 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2022, TRB had an aggregate €2.8 million ($3.1 million) drawn under these facilities.

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

We had no borrowings outstanding under our revolving credit facility at April 30, 2022 and 2021. We had $400 million in borrowings outstanding under the Notes at April 30, 2022 and April 30, 2021, respectively. Our contingent liability under open letters of credit was approximately $22.2 million and $14.9 million at April 30, 2022 and 2021, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2022 and 2021, we had $125 million of face value principal amount outstanding under the LVMH Note. As of April 30, 2022 and 2021, we had an aggregate of €7.1 million ($7.8 million) and €7.5 million ($8.8 million) outstanding under the Company’s various unsecured loans. As of April 30, 2022 and 2021, we also had €2.8 million ($3.1 million) and €3.3 million ($3.9 million) outstanding under Vilebrequin’s overdraft facilities.

We had cash and cash equivalents of $438.4 million at April 30, 2022 and $396.3 million at April 30, 2021.

Share Repurchase Program

In March 2022, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2022. As of June 3 2022, we had 10,000,000 authorized shares remaining under this program and 48,225,361 shares of common stock outstanding.

Cash from Operating Activities

We generated $11.2 million in cash from operating activities during three months ended April 30, 2022, primarily as a result of our net income of $30.6 million and non-cash charges of $20.5 million relating to share-based compensation.  We also generated cash from decreases of $31.9 million in accounts receivable and an increase of $20.5 million in accrued income taxes. These items were offset, in part, by a decrease of $55.1 million in accounts payable and accrued expenses and an increase of $37.9 million in inventories.

The changes in operating cash flow items varied in part from seasonal patterns in prior years. Inventories, which normally decrease in the first quarter of our fiscal year, increased due to early purchasing activity by us in an attempt to mitigate the potential effects of supply chain disruptions. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of year-end bonuses in our first fiscal quarter. Accounts receivable decreased because we experience lower sales levels in our first quarter.

Cash from Investing Activities

We used $29.3 million of cash in investing activities during three months ended April 30, 2022, primarily as a result of a $25.0 million minority investment in an e-commerce retailer. In addition, we also had $4.3 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash used in financing activities was $8.7 million during three months ended April 30, 2022, primarily as a result of taxes paid in connection with net share settlements.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2022 are those that depend most heavily on these judgments and estimates. As of April 30, 2022, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2022.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of April 30, 2022, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2022. Included in this table are shares withheld during March 2022 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 28, 2022	—	$—	—	2,293,149
March 1 - March 31, 2022	296,403	29.27	—	10,000,000
April 1 - April 30, 2022	—	—	—	10,000,000
	296,403	$29.27	—	10,000,000

(1)

Included in this table are 296,403 shares withheld during March 2022 to satisfy tax withholding requirements in connection with stock awards. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

(2)

In March 2022, our Board of Directors reapproved a previously authorized share repurchase program and increased the number of shares remaining under that program from 2,293,149 shares to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 2, 2008).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1	Form of Performance Share Unit Agreement for March 18, 2022 PSU awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 24, 2022).
10.2

Letter Agreement, dated March 29, 2022, to the Employment Agreement, dated February 1, 1994, as amended, between G-III Apparel Group, Ltd. and Morris Goldfarb (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 31, 2022).

10.3

Letter Agreement, dated March 29, 2022, to the Employment Agreement, dated July 11, 2005, as amended, between G-III Apparel Group, Ltd. and Sammy Aaron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 31, 2022).

10.4	G-III Apparel Group, Ltd. 2015 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 31, 2022).
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 7, 2022	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 7, 2022	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer