Form 10-Q
period 2022-07-31
G III APPAREL GROUP LTD /DE/
filed 2022-09-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

As of September 6, 2022, there were 47,486,633 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$150,977	$509,988	$465,984
Accounts receivable, net of allowance for doubtful accounts of $18.1 million, $17.4 million and $17.4 million, respectively	488,523	385,047	605,512
Inventories	1,040,814	499,337	512,155
Prepaid income taxes	1,142	1,115	14,502
Prepaid expenses and other current assets	83,954	66,343	54,704
Total current assets	1,765,410	1,461,830	1,652,857
Investments in unconsolidated affiliates	26,117	63,383	65,503
Property and equipment, net	54,421	51,425	48,805
Operating lease assets	209,000	172,916	169,595
Other assets, net	55,462	61,476	54,992
Other intangibles, net	35,427	33,136	31,361
Deferred income tax assets, net	9,405	5,260	3,559
Trademarks	622,182	441,788	453,329
Goodwill	304,930	262,372	262,527
Total assets	$3,082,354	$2,553,586	$2,742,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$80,109	$5,624	$4,237
Accounts payable	438,167	252,313	236,921
Accrued expenses	130,806	114,030	128,124
Customer refund liabilities	56,384	63,082	86,788
Current operating lease liabilities	49,734	43,119	42,763
Income tax payable	12,642	5,699	9,995
Other current liabilities	1,544	1,674	1,977
Total current liabilities	769,386	485,541	510,805
Notes payable, net of discount and unamortized issuance costs	495,668	512,017	515,344
Deferred income tax liabilities, net	36,447	20,133	40,010
Noncurrent operating lease liabilities	179,247	147,119	142,868
Other noncurrent liabilities	17,396	7,204	13,118
Total liabilities	1,498,144	1,172,014	1,222,145

Redeemable noncontrolling interests	209	960	471

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	461,621	447,476	456,329
Accumulated other comprehensive loss	(16,226)	(7,026)	(14,529)
Retained earnings	1,183,958	961,901	1,117,005
Common stock held in treasury, at cost - 1,909, 829 and 1,480 shares, respectively	(45,616)	(22,003)	(39,157)
Total stockholders' equity	1,584,001	1,380,612	1,519,912
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$3,082,354	$2,553,586	$2,742,528

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$605,244	$483,081	$1,294,001	$1,002,991
Cost of goods sold	376,318	290,203	819,036	614,644
Gross profit	228,926	192,878	474,965	388,347
Selling, general and administrative expenses	191,041	146,840	376,458	288,443
Depreciation and amortization	6,656	7,098	12,751	14,142
Gain on lease terminations	(29)	—	(38)	—
Operating profit	31,258	38,940	85,794	85,762
Other income	30,325	1,975	27,618	3,795
Interest and financing charges, net	(12,550)	(12,574)	(24,753)	(24,578)
Income before income taxes	49,033	28,341	88,659	64,979
Income tax expense	12,968	9,235	21,968	19,494
Net income	36,065	19,106	66,691	45,485
Less: Loss attributable to noncontrolling interests	(254)	(62)	(262)	(4)
Net income attributable to G-III Apparel Group, Ltd.	$36,319	$19,168	$66,953	$45,489

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.76	$0.40	$1.39	$0.94
Weighted average number of shares outstanding	47,999	48,476	48,007	48,427

Diluted:
Net income per common share	$0.74	$0.39	$1.36	$0.92
Weighted average number of shares outstanding	49,019	49,523	49,061	49,502

Net income	$36,065	$19,106	$66,691	$45,485
Other comprehensive income (loss):
Foreign currency translation adjustments	2,493	2,021	(1,637)	(4,938)
Other comprehensive income (loss):	2,493	2,021	(1,637)	(4,938)
Comprehensive income	$38,558	$21,127	$65,054	$40,547
Comprehensive (loss) income attributable to noncontrolling interests:
Net loss	(254)	(62)	(262)	(4)
Foreign currency translation adjustments	(62)	10	(60)	6
Comprehensive (loss) income attributable to noncontrolling interests	(316)	(52)	(322)	2
Comprehensive income attributable to G-III Apparel Group, Ltd.	$38,242	$21,075	$64,732	$40,549

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2022	$264	$460,999	$(18,657)	$1,147,639	$(31,953)	$1,558,292
Equity awards exercised/vested, net	—	(2,959)	—	—	2,959	—
Share-based compensation expense	—	4,696	—	—	—	4,696
Taxes paid for net share settlements	—	(1,115)	—	—	—	(1,115)
Other comprehensive income, net	—	—	2,431	—	—	2,431
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	36,319	—	36,319
Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001

Balance as of April 30, 2021	$264	$450,961	$(9,057)	$942,733	$(27,025)	$1,357,876
Equity awards exercised/vested, net	—	(5,022)	—	—	5,022	—
Share-based compensation expense	—	5,871	—	—	—	5,871
Taxes paid for net share settlements	—	(4,334)	—	—	—	(4,334)
Other comprehensive loss, net	—	—	2,031	—	—	2,031
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	19,168	—	19,168
Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612

Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards exercised/vested, net	—	(10,163)	—	—	10,163	—
Share-based compensation expense	—	25,245	—	—	—	25,245
Taxes paid for net share settlements	—	(9,790)	—	—	—	(9,790)
Other comprehensive income, net	—	—	(1,697)	—	—	(1,697)
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	66,953	—	66,953
Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001

Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(5,026)	—	—	5,026	—
Share-based compensation expense	—	8,419	—	—	—	8,419
Taxes paid for net share settlements	—	(4,334)	—	—	—	(4,334)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Other comprehensive loss, net	—	—	(4,932)	—	—	(4,932)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	45,489	—	45,489
Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2022	2021

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$66,953	$45,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,751	14,142
Loss on disposal of fixed assets	33	21
Non-cash operating lease costs	24,271	20,598
Gain on lease modifications	(38)	—
Dividend received from unconsolidated affiliate	—	392
Equity gain in unconsolidated affiliates	(980)	(2,254)
Change in fair value of equity securities	1,718	—
Share-based compensation	25,245	8,419
Deferred financing charges and debt discount amortization	5,057	4,781
Deferred income taxes	(226)	(163)
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	(30,925)	—
Changes in operating assets and liabilities:
Accounts receivable, net	145,134	107,652
Inventories	(496,351)	(82,835)
Income taxes, net	15,009	18,833
Prepaid expenses and other current assets	(5,767)	(9,598)
Other assets, net	(307)	717
Customer refund liabilities	(30,404)	(36,274)
Operating lease liabilities	(23,547)	(22,562)
Accounts payable, accrued expenses and other liabilities	182,480	126,468
Net cash (used in) provided by operating activities	(109,894)	193,826

Cash flows from investing activities
Operating lease assets initial direct costs	(87)	—
Investment in e-commerce retailer	(25,000)	(25,000)
Investment in equity securities	(22,378)	—
Capital expenditures	(8,526)	(7,526)
Acquisition of KLH, net of cash acquired	(168,592)	—
Net cash used in investing activities	(224,583)	(32,526)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(8,647)	—
Proceeds from borrowings - revolving facility	57,946	—
Repayment of borrowings - foreign facilities	(600)	—
Proceeds from borrowings - foreign facilities	581	1,706
Purchase of treasury shares	(16,622)	—
Taxes paid for net share settlements	(9,790)	(4,334)
Net cash provided by (used in) financing activities	22,868	(2,628)

Foreign currency translation adjustments	(3,398)	(618)
Net (decrease) increase in cash and cash equivalents	(315,007)	158,054
Cash and cash equivalents at beginning of period	465,984	351,934
Cash and cash equivalents at end of period	$150,977	$509,988

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$18,576	$19,545
Income tax payments, net	$6,733	$682

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by the Company through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that was 49% owned by the Company and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. All material intercompany balances and transactions have been eliminated. The results of KLH are included in the Company’s consolidated financial statements beginning May 31, 2022.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, Fabco Holding B.V. (“Fabco”) and Sonia Rykiel, which the Company purchased in October 2021, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are, and will be, included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2022, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the six-month period ended June 30, 2022. For the three and six month periods ended June 30, 2022, the results of KLH, which includes KLNA, are included for the one month period ended June 30, 2022 and the results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from February 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. For fiscal 2023 and 2022, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on July 30, 2022 and August 1, 2021, respectively.

The results for the three and six months ended July 31, 2022 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”).

Assets and liabilities of the Company’s foreign operations, where the functional currency is not the U.S. dollar (reporting currency), are translated from the foreign currency into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within stockholders’ equity.

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2022, July 31, 2021 and January 31, 2022 were:

	July 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$505,635	$955	$506,590
Allowance for doubtful accounts	(18,001)	(66)	(18,067)
Accounts receivable, net	$487,634	$889	$488,523

	July 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$400,714	$1,775	$402,489
Allowance for doubtful accounts	(17,386)	(56)	(17,442)
Accounts receivable, net	$383,328	$1,719	$385,047

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$620,737	$2,166	$622,903
Allowance for doubtful accounts	(17,307)	(84)	(17,391)
Accounts receivable, net	$603,430	$2,082	$605,512

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(737)	18	(719)
Accounts written off as uncollectible	43	—	43
Balance as of July 31, 2022	$(18,001)	$(66)	$(18,067)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(28)	(26)	(54)
Accounts written off as uncollectible	71	—	71
Balance as of July 31, 2021	$(17,386)	$(56)	$(17,442)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(103)	(54)	(157)
Accounts written off as uncollectible	225	—	225
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $9.3 million, $11.2 million and $18.9 million as of July 31, 2022, July 31, 2021 and January 31, 2022, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.7 million, $4.7 million and $4.5 million at July 31, 2022, July 31, 2021 and January 31, 2022, respectively. Consignment inventory is held by the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 4 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2022	2021	2022	2022	2021	2022

		(In thousands)
Secured notes	1	$400,000	$400,000	$400,000	$394,000	$400,000	$422,020
Revolving credit facility	2	51,614	—	—	51,614	—	—
Note issued to LVMH	3	117,665	111,005	114,255	114,796	107,869	110,123
Unsecured loans	2	7,969	8,930	8,367	7,969	9,119	8,367
Overdraft facilities	2	3,233	4,500	2,903	3,233	3,007	2,903
Foreign credit facility	2	391	—	—	391	—	—

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of July 31, 2022. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

The Company’s lease assets and liabilities as of July 31, 2022, July 31, 2021 and January 31, 2022 consist of the following:

Leases	Classification	July 31, 2022	July 31, 2021	January 31, 2022

		(In thousands)
Assets
Operating	Operating lease assets	$209,000	$172,916	$169,595

Liabilities
Current operating	Current operating lease liabilities	$49,734	$43,119	$42,763
Noncurrent operating	Noncurrent operating lease liabilities	179,247	147,119	142,868
Total lease liabilities		$228,981	$190,238	$185,631

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2023 primarily due to the acquisition of KLH. The Company recorded lease costs of $14.9 million and $29.0 million during the three and six months ended July 31, 2022. The Company recorded lease costs of $13.5 and $27.1 million during the three and six months ended July 31, 2021, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.5 million and $10.6 million for the three and six months ended July 31, 2022, respectively. The Company recorded variable lease coasts and short-term lease costs of $1.9 million and $3.3 million for the three and six months ended July 31, 2021, respectively. Short-term lease costs are immaterial.

As of July 31, 2022, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2027 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2023	$34,750
2024	58,469
2025	49,938
2026	41,380
2027	33,559
After 2027	67,561
Total lease payments	$285,657
Less: Interest	56,676
Present value of lease liabilities	$228,981

As of July 31, 2022, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2022, the weighted average remaining lease term related to operating leases is 5.5 years. The weighted average discount rate related to operating leases is 8.5%.

Cash paid for amounts included in the measurement of operating lease liabilities is $30.0 million and $29.4 million during the six months ended July 31, 2022 and July 31, 2021, respectively. Right-of-use assets obtained in exchange for lease obligations were $69.9 million and $8.6 million during the six months ended July 31, 2022 and July 31, 2021, respectively.

Note 6 – Karl Lagerfeld Acquisition

On April 29, 2022, the Company entered into a share purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which the Company agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% interest in KLH that it did not already own, for an aggregate consideration of €202.0 million (approximately $216.8 million) in cash, subject to certain adjustments. The acquisition closed on May 31, 2022. The Company funded the purchase price from cash on hand.

On the effective date of the acquisition, the Company’s previously held 19% investment in KLH and 49% investment in KLNA were remeasured at fair value using a market approach based on the purchase price of the acquisition and a discount for lack of control related to the Company’s previously held minority investment in KLH. As a result of this remeasurement, a $30.9 million gain was recorded as of the effective date of the acquisition.

The addition of KLH to the Company’s portfolio advances several of its key priorities, including increasing its direct ownership of brands and their licensing opportunities and further diversifying its global presence. This acquisition offers additional opportunities to expand the Company’s international growth by further developing its European-based brands, which already include Vilebrequin and Sonia Rykiel. KLH’s existing digital channel presence also provides an opportunity for the Company to enhance its omni-channel business and further accelerate its digital priorities.

Purchase price consideration

The purchase price of $216.8 million, after taking into account certain adjustments, was paid from cash on hand. The purchase price has been revised to include adjustments in accordance with the Purchase Agreement.

The total consideration paid for the acquisition of KLH is as follows (in thousands):

Cash disbursed for the acquisition of KLH	$168,592
Plus: cash acquired	38,499
Plus: aggregate adjustments to purchase price	9,729
Initial purchase price	216,820
Plus: fair value of prior minority ownership	102,858
Total consideration	$319,678

Allocation of the purchase price consideration

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$38,499
Accounts receivable, net	28,146
Inventories	32,308
Prepaid income taxes	1,100
Prepaid expenses and other current assets	3,347
Property, plant and equipment, net	11,545
Operating lease assets	52,983
Goodwill	46,113
Trademarks	178,823
Customer relationships	4,401
Investments in unconsolidated affiliates	1,381
Deferred income taxes	9,183
Other long-term assets	2,237
Total assets acquired	$410,066
Notes payable	3,606
Accounts payable	8,057
Accrued expenses	15,261
Operating lease liabilities	56,132
Income taxes payable	2,099
Other long-term liabilities	5,233
Total liabilities assumed	$90,388
Total fair value of acquisition consideration	$319,678

The Company recognized goodwill of approximately $46.1 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. The Company intends to make an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period.

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management using unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available. The fair values of the trademarks were determined using the relief from royalty method and the fair value of the customer relationships were determined using an income approach. The Company classifies these intangibles as Level 3 fair value measurements. Identifiable intangible assets acquired include the following (in thousands):

		Weighted Average
	Fair Value	Amortization Period
Trademarks	$178,823	—
Customer relationships	4,401	8
	$183,224	—

The Company recognized approximately $5.4 million of acquisition related costs that were expensed in fiscal 2022 and fiscal 2023. The fiscal 2022 and fiscal 2023 acquisition and integration costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income for the fiscal year ended January 31, 2022 and for the six months ended July 31, 2022, respectively.

The estimates of fair value of assets acquired and liabilities assumed are preliminary and subject to change based on completion of certain working capital adjustments and the tax implications of the Company’s purchase price allocation. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.

Net Sales, Operating Income and Pro Forma Impact of the Transaction

The amount of net sales and operating income of KLH since the acquisition date included in the condensed consolidated statements of operations for the three and six months ended July 31, 2022 were $18.2 million and $0.2 million, respectively.

The following table reflects the unaudited pro forma consolidated results of operations of the Company for the periods presented, as though the acquisition of KLH had occurred on February 1, 2021.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(unaudited, in thousands, except per share amounts)
Net sales	$628,050	$518,258	$1,362,811	$1,073,929
Net income	11,844	39,316	42,060	63,289
Earnings per share:
Basic	0.25	0.81	0.88	1.31
Diluted	0.24	0.79	0.86	1.28

The pro forma adjustments are based upon available information and certain assumptions that the Company considers reasonable. The unaudited pro forma condensed combined financial data is based on preliminary estimates and assumptions set forth in the accompanying notes. Pro forma adjustments are necessary to reflect (i) the changes in depreciation and amortization expense resulting from fair value adjustments to intangible assets, (ii) amortization of the inventory fair value adjustment, (iii) incentive compensation arrangements expenses acquired as part of the acquisition agreements, (iv) elimination of royalty expenses related to the Company’s license agreement with KLNA, (v) the taxation of G-III’s and KLH’s combined income as a result of the acquisition, as well as the tax effects related to such pro forma adjustments, (vi) the $30.9 million gain recorded to remeasure to fair value the previously held investments in KLH and KLNA as though the gain was recorded on February 1, 2021 and (vii) adjustments for accounting policy changes to conform to G-III’s presentation. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of KLH. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2021, nor are they indicative of the future operating results of the combined company.

Note 7 – Intangible Assets

Intangible assets consist of:

July 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,802	$(16,978)	$1,824
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	52,341	(21,354)	30,987
Other	5-10 years	7,080	(4,464)	2,616
Total finite-lived intangible assets		$80,417	$(44,990)	$35,427
Indefinite-lived intangible assets
Goodwill				304,930
Trademarks				622,182
Total indefinite-lived intangible assets				927,112
Total intangible assets, net				$962,539

July 31, 2021	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,653	$(17,074)	$2,579
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,351	(19,049)	29,302
Other	5-10 years	8,598	(7,343)	1,255
Total finite-lived intangible assets		$78,796	$(45,660)	$33,136
Indefinite-lived intangible assets
Goodwill				262,372
Trademarks				441,788
Total indefinite-lived intangible assets				704,160
Total intangible assets, net				$737,296

January 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,334	$(17,113)	$2,221
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,240	(20,224)	28,016
Other	5-10 years	8,534	(7,410)	1,124
Total finite-lived intangible assets		$78,302	$(46,941)	$31,361
Indefinite-lived intangible assets
Goodwill				262,527
Trademarks				453,329
Total indefinite-lived intangible assets				715,856
Total intangible assets, net				$747,217

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $0.9 million and $1.8 million for the three and six months ended July 31, 2022, respectively. Amortization expense with respect to finite-lived intangibles amounted to $1.0 million and $1.9 million for the three and six months ended July 31, 2021, respectively. Amortization expense with respect to finite-lived intangibles amounted to $3.7 million for the year ended January 31, 2022.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2023	$2,076
2024	3,976
2025	3,927
2026	3,828
2027	3,556

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for the six months ended July 31, 2022 and the year ended January 31, 2022 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2021	$263,135	—	$263,135
Acquisition of Sonia Rykiel	1,518	—	1,518
Currency translation	(2,126)	—	(2,126)
January 31, 2022	262,527	—	262,527
Acquisition of Karl Lagerfeld	46,113	—	46,113
Currency translation	(3,710)	—	(3,710)
July 31, 2022	$304,930	$—	$304,930

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

The Company performed its annual tests of its wholesale reporting unit and its indefinite-lived trademarks as of January 31, 2022 and determined that no impairment existed at that date. The result of the Company’s annual test determined that the estimated fair value of its wholesale reporting unit and its indefinite-lived trademarks were substantially in excess of their carrying values.

The Company’s indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademark that was acquired in fiscal 2017 and the Karl Lagerfeld trademark that was acquired in fiscal 2023.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

Note 8 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 301,300 and 205,400 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2022, respectively. Approximately 15,100 and 8,200 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2021. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$36,319	$19,168	$66,953	$45,489
Basic net income per share:
Basic common shares	47,999	48,476	48,007	48,427
Basic net income per share	$0.76	$0.40	$1.39	$0.94

Diluted net income per share:
Basic common shares	47,999	48,476	48,007	48,427
Dilutive restricted stock unit awards and stock options	1,020	1,047	1,054	1,075
Diluted common shares	49,019	49,523	49,061	49,502
Diluted net income per share	$0.74	$0.39	$1.36	$0.92

Note 9 – Notes Payable

Long-term debt consists of the following:

	July 31, 2022	July 31, 2021	January 31, 2022

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	51,614	—	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	7,969	8,930	8,367
Overdraft facilities	3,233	4,500	2,903
Foreign credit facility	391	—	—
Subtotal	588,207	538,430	536,270
Less: Net debt issuance costs (1)	(5,095)	(6,794)	(5,944)
Debt discount	(7,335)	(13,995)	(10,745)
Current portion of long-term debt	(80,109)	(5,624)	(4,237)
Total	$495,668	$512,017	$515,344
(1)	Does not include debt issuance costs, net of amortization, totaling $4.8 million, $6.4 million and $5.6 million as of July 31, 2022, July 31, 2021 and January 31, 2022, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of July 31, 2022, interest under the ABL Credit Agreement was being paid at an average rate of 6.05% per annum.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2022, the Company was in compliance with these covenants.

As of July 31, 2022, the Company had $51.6 million of borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of July 31, 2022, there were outstanding trade and standby letters of credit amounting to $7.9 million and $3.4 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of Donna Karan International (“DKI”), the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and therefore has been recorded within current portion of notes payable on the condensed consolidated balance sheets and $50.0 million of such principal amount is due and payable on December 1, 2023.

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans was to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel and KLH borrowed funds pursuant to European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.2 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 3.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2022, the Company had an aggregate outstanding balance of €7.6 million ($8.0 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2022, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2022, TRB had an aggregate of €3.1 million ($3.2 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of July 31, 2022, KLH had €0.4 million ($0.4 million) of borrowings outstanding under this credit facility.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc, Karl Lagerfeld and Vilebrequin trademarks owned by the Company. As of July 31, 2022, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.0 million, $4.3 million and $5.1 million at July 31, 2022, July 31, 2021 and January 31, 2022, respectively. The Company recognized $2.7 million in revenue for the three months ended July 31, 2022 related to contract liabilities that existed at April 30, 2022. The Company recognized $4.8 million in revenue for the six months ended July 31, 2022 related to contract liabilities that existed at January 31, 2022. There were no contract assets recorded as of July 31, 2022, July 31, 2021 and January 31, 2022. Substantially all of the advance payments from licensees as of July 31, 2022 are expected to be recognized as revenue within the next twelve months.

Note 11 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, Karl Lagerfeld, G.H. Bass and Andrew Marc. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three-month periods indicated below:

	Three Months Ended July 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$587,955	$31,112	$(13,823)	$605,244
Cost of goods sold	375,090	15,051	(13,823)	376,318
Gross profit	212,865	16,061	—	228,926
Selling, general and administrative expenses	169,677	21,364	—	191,041
Depreciation and amortization	5,666	990	—	6,656
Gain on lease terminations	—	(29)	—	(29)
Operating profit (loss)	$37,522	$(6,264)	$—	$31,258

	Three Months Ended July 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$467,013	$27,285	$(11,217)	$483,081
Cost of goods sold	288,306	13,114	(11,217)	290,203
Gross profit	178,707	14,171	—	192,878
Selling, general and administrative expenses	129,291	17,549	—	146,840
Depreciation and amortization	6,086	1,012	—	7,098
Operating profit (loss)	$43,330	$(4,390)	$—	$38,940

	Six Months Ended July 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,268,859	$58,997	$(33,855)	$1,294,001
Cost of goods sold	823,860	29,031	(33,855)	819,036
Gross profit	444,999	29,966	—	474,965
Selling, general and administrative expenses	331,495	44,963	—	376,458
Depreciation and amortization	11,080	1,671	—	12,751
Gain on lease terminations	—	(38)	—	(38)
Operating profit (loss)	$102,424	$(16,630)	$—	$85,794

	Six Months Ended July 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$978,527	$46,704	$(22,240)	$1,002,991
Cost of goods sold	614,127	22,757	(22,240)	614,644
Gross profit	364,400	23,947	—	388,347
Selling, general and administrative expenses	254,625	33,818	—	288,443
Depreciation and amortization	12,299	1,843	—	14,142
Operating profit (loss)	$97,476	$(11,714)	$—	$85,762

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

	(In thousands)
Licensed brands	$317,081	$311,263	$733,732	$652,428
Proprietary brands	270,874	155,750	535,127	326,099
Wholesale net sales	$587,955	$467,013	$1,268,859	$978,527

Licensed brands	$—	$8,646	$—	$15,180
Proprietary brands	31,112	18,639	58,997	31,524
Retail net sales	$31,112	$27,285	$58,997	$46,704

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2022	July 31, 2021	January 31, 2022

	(In thousands)
Wholesale	$2,410,042	$1,483,087	$2,073,834
Retail	118,923	86,577	111,517
Corporate	553,389	983,922	557,177
Total assets	$3,082,354	$2,553,586	$2,742,528

Note 12 – Stockholders’ Equity

For the three months ended July 31, 2022, the Company issued no shares of common stock and utilized 111,583 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2021, the Company issued no shares of common stock and utilized 189,313 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2022, the Company issued no shares of common stock and utilized 383,119 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2021, the Company issued no shares of common stock and utilized 189,471 shares of treasury stock in connection with the vesting of equity awards.

Note 13 – Canadian Customs Duty Examination

In October 2017, the Canada Border Service Agency (“CBSA”) issued a final audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the Company. The report challenged the valuation used by G-III Canada for certain goods imported into Canada. The period covered by the examination is February 1, 2014 through October 27, 2017, the date of the final report. The CBSA requested that G-III Canada reassess its customs entries for that period using the price paid or payable by the Canadian retail customers for certain imported goods rather than the price paid by G-III Canada to the vendor. The CBSA also requested that G-III Canada change the valuation method used to pay duties with respect to goods imported in the future.

In March 2018, G-III Canada provided a bond to guarantee payment to the CBSA for additional duties payable as a result of the reassessment required by the final audit report. The Company secured a bond in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that is claimed to be owed to the CBSA. In March 2018, the Company amended the duties filed for the month of January 2018 based on the new valuation method. This amount was paid to the CBSA. Beginning February 1, 2018, the Company began paying duties based on the new valuation method. There were no amounts paid and deferred for the three and six months ended July 31, 2022 related to the higher dutiable values, however, the Company paid interest in the amount of CAD$1.0 million (US$0.8 million) on the additional duties for the period January 15, 2018 through November 25, 2020, the date of the CBSA’s final decision as discussed below.  Cumulative amounts paid and deferred through July 31, 2022, related to the higher dutiable values, were CAD$14.8 million (US$11.6 million).

Effective June 1, 2019, G-III commenced paying based on the dutiable value of G-III Canada’s imports based on the pre-audit levels. G-III continued to defer the additional duty paid through the month of May 2019 pending the final outcome of the appeal.

The CBSA issued its final decision denying the appeal filed by G-III Canada with the President’s Office of the CBSA and G-III Canada filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) further appealing the CBSA decision. A hearing on the appeal was held on December 7, 2021. On August 22, 2022, the Tribunal ruled in favor of G-III Canada and G-III Canada’s appeal has been allowed by the Tribunal. The CBSA has until November 21, 2022 to appeal the decision.

G-III Canada, based on the advice of counsel, believes it has positions that support its valuations for duty as declared and therefore its ability to receive a refund of amounts claimed to be owed to the CBSA.

Note 14 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2022.

Issued Accounting Guidance Being Evaluated for Adoption

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied this ASU to any existing contracts in the current year. As of July 31, 2022, the Company had availability of approximately $580 million under its revolving credit facility. The interest rate under this facility is indexed to LIBOR. As such, the revolving credit facility is likely to be impacted when LIBOR quotations cease to be available. The Company is evaluating the impact that the guidance will have on its condensed consolidated financial statements and related disclosures and currently does not expect that any impact would be material.

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

Vilebrequin, KLH, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2022, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the six-month period ended June 30, 2022 and for KLH for the period from the date of acquisition to June 30, 2022. We accounted for our investment in each of KLH and KLNA using the equity method of accounting through May 30, 2022. As of May 31, 2022, KLH is accounted for as our consolidated wholly-owned subsidiary and KLNA is an indirect wholly-owned subsidiary of ours. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2023 and 2022, the three and six-month period for the retail operations segment were each 13-week and 26-week periods and ended on July 30, 2022 and August 1, 2021, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our recent acquisition of the remaining interest in KLH;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;

●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	risks related to the audit by the Canadian Border Services Agency;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

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

We also distribute apparel and other products directly to consumers through our DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses.

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

Recent Developments

On April 29, 2022, we entered into a share purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which we agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% in interests in KLH that we did not already own, for an aggregate consideration of €202.0 million ($216.8 million) in cash, subject to certain adjustments. The acquisition closed on May 31, 2022. We funded the purchase price from cash on hand. See Note 6 – Karl Lagerfeld Acquisition in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

The addition of the iconic Karl Lagerfeld fashion brand to the G-III portfolio advances several of our key priorities, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands, which already include Vilebrequin and Sonia Rykiel. We also believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital priorities. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass and Andrew Marc.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on our web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com and www.soniarykiel.com. We also sell Karl Lagerfeld Paris products on our www.karllagerfeldparis.com website and Karl Lagerfeld products on our www.karl.com website. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two different e-commerce retailers.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our recent purchase of the interests not owned by us that resulted in Karl Lagerfeld becoming a wholly-owned subsidiary, and new license agreements entered into by us that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Inflation

Inflationary pressures have impacted the entire economy, including our industry. We are experiencing increased costs in many aspects of our business, including our freight costs as discussed below under “Supply Chain”. We expect inflationary pressures to continue to impact our business throughout fiscal 2023. We have implemented price increases on many of our products. Our price increases are an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain.

Foreign currency fluctuation

Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. Dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the U.S. Dollar, primarily the Euro. We continue to expect volatility in the global foreign currency exchange rates, which may have a negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the U.S. Dollar.

Supply Chain

Numerous factors disrupting the shipping industry have negatively affected transit times from our overseas suppliers, as well as our ability to ensure that we are able to import our product in a manner that allows for timely delivery to our customers. Congestion at ports of origin and ports of entry have caused significant changes to the itineraries of our steamship carriers. Truck driver shortages, shortages of truck equipment such as the chassis that the containers are transported on, and the inability of ports to provide reliable pick uptimes, have also negatively impacted our ability to timely receive goods.

Our shipping costs have increased as a result of higher contractual shipping rates resulting from increased demand for container space and the need to purchase additional container space on the secondary market at spot rates. While increased spot rates have moderated, they are still higher than pre-pandemic levels. Our ability to secure container space has improved. However, even when we are able to secure space, ports around the world are experiencing congestion, slowing transit times of product through ports of origin and ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers.

As a result of these supply chain disruptions, we have accelerated production schedules to allow for more lead time and accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. Product has been received earlier than anticipated due to the accelerated production schedules and transit times that were not delayed as much as planned. As a result, our inventory levels are higher than expected.

The elevated inventory levels are resulting in storage and process capacity pressures within our distribution centers. We expect these issues to continue into the first half of calendar 2023. As a result of these expected pressures, our operations may be less efficient, and as a result, we expect to incur additional labor, outside storage and other costs.

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

Impact of COVID-19

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

War in Ukraine

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. Less than 1% of our revenue in fiscal 2022 was generated in Russia and Ukraine. As such, we do not expect that the war in Ukraine will have a direct material negative impact on our results of operations in fiscal 2023. However, the war has also led to, and may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the European economy and volatility in financial markets. These implications of the war in Ukraine could have a material adverse effect on our business and our results of operations.

Results of Operations

Three months ended July 31, 2022 compared to three months ended July 31, 2021

Net sales for the three months ended July 31, 2022 increased to $605.2 million from $483.1 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $588 million for the three months ended July 31, 2022 from $467 million in the comparable period last year. This increase is primarily the result of a $32.3 million increase in net sales of our DKNY and Donna Karan products, a $23.1 million increase in net sales of Calvin Klein licensed products, a $9.9 million increase in net sales of Karl Lagerfeld Paris products and a $3.6 million increase in net sales of Tommy Hilfiger licensed products. The increase in sales of DKNY/Donna Karan products was primarily related to dresses, handbags and jeanswear. The increase in sales of Calvin Klein products was primarily related to dresses, women’s suits and handbags. The increase in sales of Karl Lagerfeld Paris products was primarily related to handbags, men’s outerwear and sportswear. The increase in sales of Tommy Hilfiger products was primarily related to suits, jeanswear and women’s outerwear.

Additionally, the inclusion of the results of KLH for one month in the period increased net sales of our wholesale operations segment by $17.3 million.

Net sales of our retail operations segment increased to $31.1 million for the three months ended July 31, 2022 from $27.3 million in the same period last year. This increase is primarily due to an increase in our store count in the current year. The number of retail stores operated by us increased from 50 at July 31, 2021 to 59 at July 31, 2022. In addition, the continued recovery from the COVID-19 pandemic resulted in increased store traffic and comparable store sales increases during the three months ended July 31, 2022 compared to the same period last year.

Gross profit was $228.9 million, or 37.8% of net sales, for the three months ended July 31, 2022, compared to $192.9 million, or 39.9% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 36.2% in the three months ended July 31, 2022 compared to 38.3% in the same period last year. The gross profit percentage in the current year period was negatively impacted by inflationary pressure on product costs and increased freight costs, partially offset by benefits from less promotional activity and the implementation of price increases by us. The gross profit percentage in our retail operations segment was 51.6% for the three months ended July 31, 2022 compared to 51.9% for the same period last year.

Selling, general and administrative expenses increased to $191.0 million in the three months ended July 31, 2022 from $146.8 million in the same period last year. The increase in expenses was primarily due to an increase of $15.8 million in compensation expense, primarily from increased salary and bonus expense accruals. The increase in expenses was also due to a $13.5 million increase in third-party warehouse and facility expenses primarily related to higher inventory levels and increased shipping volume and a $7.5 million increase in advertising related to increased sales. Additionally, the inclusion of the results of KLH for one month in the period increased selling, general and administrative expenses by $10.4 million which included $5.0 million of compensation expense, primarily related to bonus accruals, and $1.0 million of acquisition related expenses.

Depreciation and amortization was $6.7 million for the three months ended July 31, 2022 compared to $7.1 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other income was $30.3 million in the three months ended July 31, 2022 compared to other income of $2.0 million for the same period last year. Other income in the current period consisted of a gain of $30.9 million during the three months ended July 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% investment in KLNA as of the effective date of the acquisition. We recorded $2.0 million of foreign currency losses during the three months ended July 31, 2022 compared to foreign currency losses of $0.4 million during the same period last year. We recorded $0.3 million in income from unconsolidated affiliates during the three months ended July 31, 2022 compared to $1.8 million in income from unconsolidated affiliates in the same period last year. In addition, we recorded $1.0 million in income from net gains on investments in equity securities. Additionally, we recorded other income of $0.6 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 relief during the three months ended July 31, 2022.

Interest and financing charges, net, were $12.6 million for both the three months ended July 31, 2022 and 2021.

Income tax expense was $13.0 million for the three months ended July 31, 2022 compared to $9.2 million for the same period last year. Our effective tax rate decreased to 26.4% in the current year’s quarter from 32.6% in last year’s comparable quarter. This decrease is primarily due to an increase in forecasted foreign pretax income, which is taxed at a lower tax rate compared to the tax rates associated with income based in the United States.

Six months ended July 31, 2022 compared to six months ended July 31, 2021

Net sales for the six months ended July 31, 2022 increased to $1.29 billion from $1.0 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.27 billion for the six months ended July 31, 2022 from $978.5 million in the comparable period last year. This increase is primarily the result of a $90.1 million increase in net sales of Calvin Klein licensed products, a $60.2 million increase in net sales of our DKNY and Donna Karan products, a $30.8 million increase in net sales of Karl Lagerfeld Paris products and a $18.4 million increase in net sales of Tommy Hilfiger licensed products. The increase in sales of Calvin Klein products was primarily related to dresses, women’s suits and handbags. The increase in sales of DKNY/Donna Karan products was primarily related to dresses, handbags and swimwear. The increase in sales of Karl Lagerfeld Paris products was primarily related to handbags, men’s outerwear and sportswear. The increase in sales of Tommy Hilfiger products was primarily related to suits, jeanswear and dresses. Additionally, the inclusion of the results of KLH for one month in the period increased net sales of our wholesale operations segment by $17.3 million.

Net sales of our retail operations segment increased to $59.0 million for the six months ended July 31, 2022 from $46.7 million in the same period last year. This increase is primarily due to an increase in our store count in the current year. The number of retail stores operated by us increased from 50 at July 31, 2021 to 59 at July 31, 2022. In addition, the continued recovery from the COVID-19 pandemic resulted in increased store traffic and comparable store sales increases during the three months ended July 31, 2022 compared to the same period last year.

Gross profit was $475.0 million, or 36.7% of net sales, for the six months ended July 31, 2022, compared to $388.3 million, or 36.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 35.1% in the six months ended July 31, 2022 compared to 37.2% in the same period last year. The gross profit percentage in the current year period was negatively impacted by inflationary pressure on product costs and increased freight costs, partially offset by benefits from less promotional activity and the implementation of price increases by us. The gross profit percentage in our retail operations segment was 50.8% for the six months ended July 31, 2022 compared to 51.3% for the same period last year.

Selling, general and administrative expenses increased to $376.5 million in the six months ended July 31, 2022 from $288.4 million in the same period last year. The increase in expenses was primarily due to an increase of $31.3 million in compensation expense, primarily from increased salary and bonus expense accruals. The increase in expenses was also due to a $20.6 million increase in third-party warehouse and facility expenses and a $15.5 million increase in advertising primarily related to increased sales and inventory levels resulting from our accelerated production schedules. In addition, professional fees increased $3.8 million primarily due to expenses associated with the acquisition of the Karl Lagerfeld business. The inclusion of the results of KLH for one month in the period increased selling, general and administrative expenses by $10.4 million which included $5.0 million of compensation expense, primarily related to bonus accruals, and $1.0 million of acquisition related expenses.

Depreciation and amortization was $12.8 million for the six months ended July 31, 2022 compared to $14.1 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures during the COVID-19 pandemic.

Other income was $27.6 million in the six months ended July 31, 2022 compared to $3.8 million for the same period last year. Other income in the current period consisted of a gain of $30.9 million during the six months ended July 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% interest in KLNA as of the effective date of the acquisition. We recorded $5.4 million of foreign currency losses during the six months ended July 31, 2022 compared to foreign currency losses of $0.6 million during the same period last year. We recorded $1.0 million in income from unconsolidated affiliates during the six months ended July 31, 2022 compared to $2.3 million in income from unconsolidated affiliates in the same period last year. We recorded other income of $1.2 million from non-refundable European government-backed grants received by Vilebrequin for COVID-19 during the six months ended July 31, 2022 compared to $2.1 million during the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2022 were $24.8 million compared to $24.6 million for the same period last year.

Income tax expense was $22.0 million for the six months ended July 31, 2022 compared to $19.5 million for the same period last year. Our effective tax rate decreased to 24.8% in the current year’s period from 30.0% in last year’s comparable period. This decrease is primarily due to an increase in forecasted foreign pretax income, which is taxed at a lower tax rate compared to the tax rates associated with income based in the United States. In addition, a $1.3 million tax benefit related to the foreign tax credit was recorded in the first quarter of this year.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations in most periods, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to make minority investments in private companies and to acquire the remaining portion of the Karl Lagerfeld business.

As of July 31, 2022, we had cash and cash equivalents of $151.0 million and availability under our revolving credit facility of approximately $580 million. As of July 31, 2022, we were in compliance with all covenants under our debt agreements.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of July 31, 2022, interest under the ABL Credit Agreement was being paid at an average rate of 6.05% per annum.

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2022, the Company was in compliance with these covenants.

As of July 31, 2022, we had $51.6 million of borrowings outstanding under the ABL Credit Agreement, all of which are classified as long-term liabilities. The ABL Credit Agreement also includes amounts available for letters of credit. As of

July 31, 2022, there were outstanding trade and standby letters of credit amounting to $7.9 million and $3.4 million, respectively.

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

Reference Rate Reform

The interest rate of our revolving credit facility is indexed to LIBOR. LIBOR quotations could cease as of December 31, 2022. We have discussed alternatives to LIBOR with the administrative agent under our ABL Credit Agreement and we expect that if LIBOR can no longer be used as the reference rate, we will be able to use an alternative such as the Secured Overnight Financing Rate, known as SOFR. We do not expect a material change to our interest expense or results of operations if LIBOR is no longer available as a reference rate under our ABL Credit Agreement.

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and therefore has been recorded within current portion of notes payable on the condensed consolidated balance sheets and $50 million of such principal amount is due and payable on December 1, 2023.

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

Unsecured Loans

During fiscal 2020 and fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, borrowed funds under several unsecured loans. A portion of the unsecured loans was to provide funding for operations in the normal course of business, while other unsecured loans were various European state backed loans as part of COVID-19 relief programs. Additionally, Sonia Rykiel and KLH borrowed funds under European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.2 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 3.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2022, the Company had an aggregate outstanding balance of €7.6 million ($8.0 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2022, TRB had an aggregate €3.1 million ($3.2 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of July 31, 2022, KLH had €0.4 million ($0.4 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our revolving credit facility at July 31, 2022 and 2021. We had $400 million in borrowings outstanding under the Notes at July 31, 2022 and July 31, 2021, respectively. Our contingent liability under open letters of credit was approximately $11.3 million and $13.2 million at July 31, 2022 and 2021, respectively. In addition to the amounts outstanding under these two loan agreements, at July 31, 2022 and 2021, we had $125 million of face value principal amount outstanding under the LVMH Note. As of July 31, 2022 and 2021, we had an aggregate of €7.6 million ($8.0 million) and €7.5 million ($8.9 million) outstanding under the Company’s various unsecured loans. As of July 31, 2022 and 2021, we had €3.1 million ($3.2 million) and €3.8 million ($4.5 million) outstanding under Vilebrequin’s overdraft facilities. As of July 31, 2022, we had €0.4 million ($0.4 million) outstanding under KLH’s foreign credit facility.

Share Repurchase Program

In March 2022, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the three months ended July 31, 2022, we acquired 811,874 of our shares of common stock for an aggregate purchase price of $16.6 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of September 6, 2022, we had 9,188,126 authorized shares remaining under this program and 47,486,633 shares of common stock outstanding.

Cash from Operating Activities

We used $109.9 million in cash from operating activities during the six months ended July 31, 2022, primarily as a result of an increase of $496.4 million in inventories, a decrease of $30.4 million in customer refund liabilities and a non-cash $30.9 million gain on our 19% investment in KLH and 49% investment in KLNA. These items were offset, in part, by our net income of $67.0 million and non-cash charges consisting primarily of $25.2 million relating to share-based compensation and depreciation and amortization of $12.8 million, as well as an increase of $182.5 million in accounts payable and accrued expenses and a decrease of $145.1 in accounts receivable.

The changes in operating cash flow items varied to some extent from seasonal patterns in prior years. While inventories normally increase in the first half of our fiscal year, they increased more than normal due an acceleration in our production schedule in an attempt to mitigate the potential effects of supply chain disruptions and to accommodate the anticipated extended transit times from our overseas suppliers. Accounts payable increased primarily due to the acceleration of inventory purchases. Accounts receivable and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $224.6 million of cash in investing activities during the six months ended July 31, 2022, primarily as a result of cash paid, net of cash acquired, of $168.6 million for the acquisition to KLH. We also used cash for a $25.0 million minority investment in an e-commerce retailer and a $22.4 million investment in equity securities. In addition, we had $8.5 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash provided by financing activities was $22.9 million during six months ended July 31, 2022 primarily as a result of borrowings of $57.9 million under our ABL Credit Agreement, partially offset by repayments of $8.6 million. This borrowing was also offset, in part, by $16.6 million of cash used to repurchase 811,874 shares of our common stock under our share repurchase program and $9.8 million for taxes paid in connection with net share settlements of stock grants that vested.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2022 are those that depend most heavily on these judgments and estimates. As of July 31, 2022, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by the Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

On May 31, 2022, we acquired KLH. See Note 6 – Karl Lagerfeld Acquisition in the accompanying Notes to our Condensed Consolidated Financial Statements in this Quarterly Report for further information on our acquisition of KLH. We are currently in the process of integrating the internal controls and procedures of KLH into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the

SEC, we will include the internal controls and procedures of KLH in our annual assessment of the effectiveness of our internal controls over financial reporting for our 2024 fiscal year.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of July 31, 2022, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2022. Included in this table are shares withheld during May, June and July 2022 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2022	736	$23.80	—	10,000,000
June 1 - June 30, 2022	364,870	21.13	316,192	9,683,808
July 1 - July 31, 2022	496,584	20.17	495,682	9,188,126
	862,190	$20.58	811,874	9,188,126

(1)

Included in this table are 736 shares, 48,678 shares and 902 shares withheld during May 2022, June 2022 and July 2022, respectively, to satisfy tax withholding requirements in connection with stock awards. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2022.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 9, 2022	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 9, 2022	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer