Form 10-Q
period 2022-10-31
G III APPAREL GROUP LTD /DE/
filed 2022-12-07
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

As of December 1, 2022, there were 47,488,999 shares of issuer’s common stock, par value $0.1 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$150,719	$279,564	$465,984
Accounts receivable, net of allowance for doubtful accounts of $18.3 million, $17.4 million and $17.4 million, respectively	881,135	844,382	605,512
Inventories	900,987	448,991	512,155
Prepaid income taxes	1,110	994	14,502
Prepaid expenses and other current assets	50,594	53,532	54,704
Total current assets	1,984,545	1,627,463	1,652,857
Investments in unconsolidated affiliates	25,870	61,413	65,503
Property and equipment, net	54,185	49,948	48,805
Operating lease assets	216,663	176,530	169,595
Other assets, net	54,206	60,405	54,992
Other intangibles, net	34,585	32,208	31,361
Deferred income tax assets, net	8,973	4,682	3,559
Trademarks	607,526	450,252	453,329
Goodwill	303,668	265,116	262,527
Total assets	$3,290,221	$2,728,017	$2,742,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$91,613	$4,063	$4,237
Accounts payable	223,154	233,893	236,921
Accrued expenses	150,349	141,456	128,124
Customer refund liabilities	99,528	81,271	86,788
Current operating lease liabilities	50,645	45,117	42,763
Income tax payable	26,956	38,974	9,995
Other current liabilities	933	2,228	1,977
Total current liabilities	643,178	547,002	510,805
Notes payable, net of discount and unamortized issuance costs	787,892	513,466	515,344
Deferred income tax liabilities, net	34,894	21,306	40,010
Noncurrent operating lease liabilities	185,171	147,688	142,868
Other noncurrent liabilities	16,787	11,558	13,118
Total liabilities	1,667,922	1,241,020	1,222,145

Redeemable noncontrolling interests	41	758	471

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	465,230	450,768	456,329
Accumulated other comprehensive loss	(42,744)	(11,428)	(14,529)
Retained earnings	1,245,061	1,068,575	1,117,005
Common stock held in treasury, at cost - 1,907, 827 and 1,480 shares, respectively	(45,553)	(21,940)	(39,157)
Total stockholders' equity	1,622,258	1,486,239	1,519,912
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$3,290,221	$2,728,017	$2,742,528

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,078,299	$1,015,392	$2,372,300	$2,018,383
Cost of goods sold	733,672	667,882	1,552,708	1,282,526
Gross profit	344,627	347,510	819,592	735,857
Selling, general and administrative expenses	239,893	182,360	616,351	470,803
Depreciation and amortization	7,270	7,024	20,021	21,166
Asset impairment, net of gain on lease terminations	250	—	212	—
Operating profit	97,214	158,126	183,008	243,888
Other (loss) income	(2,795)	898	24,823	4,693
Interest and financing charges, net	(16,052)	(12,354)	(40,805)	(36,932)
Income before income taxes	78,367	146,670	167,026	211,649
Income tax expense	17,521	40,198	39,489	59,692
Net income	60,846	106,472	127,537	151,957
Less: Loss attributable to noncontrolling interests	(257)	(202)	(519)	(206)
Net income attributable to G-III Apparel Group, Ltd.	$61,103	$106,674	$128,056	$152,163

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$1.29	$2.20	$2.68	$3.14
Weighted average number of shares outstanding	47,488	48,567	47,832	48,474

Diluted:
Net income per common share	$1.26	$2.16	$2.62	$3.07
Weighted average number of shares outstanding	48,475	49,458	48,866	49,499

Net income	$60,846	$106,472	$127,537	$151,957
Other comprehensive income:
Foreign currency translation adjustments	(26,473)	(4,402)	(28,111)	(9,340)
Other comprehensive loss:	(26,473)	(4,402)	(28,111)	(9,340)
Comprehensive income	$34,373	$102,070	$99,426	$142,617
Comprehensive loss attributable to noncontrolling interests:
Net loss	(257)	(202)	(519)	(206)
Foreign currency translation adjustments	(45)	—	(104)	6
Comprehensive loss attributable to noncontrolling interests	(302)	(202)	(623)	(200)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$34,071	$101,868	$98,803	$142,417

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001
Equity awards exercised/vested, net	—	(63)	—	—	63	—
Share-based compensation expense	—	3,672	—	—	—	3,672
Other comprehensive loss, net	—	—	(26,518)	—	—	(26,518)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	61,103	—	61,103
Balance as of October 31, 2022	$264	$465,230	$(42,744)	$1,245,061	$(45,553)	$1,622,258

Balance as of July 31, 2021	$264	$447,476	$(7,026)	$961,901	$(22,003)	$1,380,612
Equity awards exercised/vested, net	—	(63)	—	—	63	—
Share-based compensation expense	—	3,354	—	—	—	3,354
Taxes paid for net share settlements	—	1	—	—	—	1
Other comprehensive loss, net	—	—	(4,402)	—	—	(4,402)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	106,674	—	106,674
Balance as of October 31, 2021	$264	$450,768	$(11,428)	$1,068,575	$(21,940)	$1,486,239

Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards exercised/vested, net	—	(10,226)	—	—	10,226	—
Share-based compensation expense	—	28,917	—	—	—	28,917
Taxes paid for net share settlements	—	(9,790)	—	—	—	(9,790)
Other comprehensive loss, net	—	—	(28,215)	—	—	(28,215)
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	128,056	—	128,056
Balance as of October 31, 2022	$264	$465,230	$(42,744)	$1,245,061	$(45,553)	$1,622,258

Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(5,089)	—	—	5,089	—
Share-based compensation expense	—	11,773	—	—	—	11,773
Taxes paid for net share settlements	—	(4,333)	—	—	—	(4,333)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Other comprehensive loss, net	—	—	(9,334)	—	—	(9,334)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	152,163	—	152,163
Balance as of October 31, 2021	$264	$450,768	$(11,428)	$1,068,575	$(21,940)	$1,486,239

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2022	2021

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$128,056	$152,163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,021	21,166
Loss on disposal of fixed assets	127	55
Non-cash operating lease costs	38,264	31,635
Gain on lease terminations	(38)	—
Asset impairment	250	—
Dividend received from unconsolidated affiliate	—	1,376
Equity gain in unconsolidated affiliates	(817)	(2,783)
Change in fair value of equity securities	1,182	(1,206)
Share-based compensation	28,917	11,773
Deferred financing charges and debt discount amortization	7,629	7,212
Deferred income taxes	(1,347)	1,747
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	(30,925)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(248,280)	(351,683)
Inventories	(355,313)	(32,488)
Income taxes, net	29,444	52,229
Prepaid expenses and other current assets	5,274	9,071
Other assets, net	(718)	1,003
Customer refund liabilities	12,740	(18,085)
Operating lease liabilities	(38,312)	(34,720)
Accounts payable, accrued expenses and other liabilities	(11,484)	136,147
Net cash used in operating activities	(415,330)	(15,388)

Cash flows from investing activities
Operating lease assets initial direct costs	(85)	—
Investment in e-commerce retailer	(25,000)	(25,000)
Investment in equity securities	(22,378)	—
Sale of equity securities	22,434	—
Capital expenditures	(14,803)	(13,004)
Acquisition of KLH, net of cash acquired	(168,592)	—
Acquisition of other foreign business, net of cash acquired	(2,701)	—
Investment in brand acquisition	—	(13,266)
Net cash used in investing activities	(211,125)	(51,270)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(172,513)	—
Proceeds from borrowings - revolving facility	512,748	—
Repayment of borrowings - foreign facilities	(28,512)	(277)
Proceeds from borrowings - foreign facilities	36,863	100
Purchase of treasury shares	(16,622)	—
Taxes paid for net share settlements	(9,790)	(4,333)
Net cash provided by (used in) financing activities	322,174	(4,510)

Foreign currency translation adjustments	(10,984)	(1,202)
Net decrease in cash and cash equivalents	(315,265)	(72,370)
Cash and cash equivalents at beginning of period	465,984	351,934
Cash and cash equivalents at end of period	$150,719	$279,564

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$38,391	$36,954
Income tax payments, net	$4,643	$5,370
Stock received from licensing agreement	$—	$4,831

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

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, Fabco Holding B.V. (“Fabco”) and Sonia Rykiel, which the Company purchased in October 2021, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2022, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the nine-month period ended September 30, 2022. For the three and nine month periods ended September 30, 2022, the results of KLH, which includes KLNA, are included for the period from July 1, 2022 through September 30, 2022 and June 1, 2022 through September 30, 2022, respectively. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from February 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. For fiscal 2023 and 2022, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on October 29, 2022 and October 30, 2021, respectively.

The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business and the effects of the COVID-19 pandemic on the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2022, October 31, 2021 and January 31, 2022 were:

	October 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$898,383	$1,010	$899,393
Allowance for doubtful accounts	(18,192)	(66)	(18,258)
Accounts receivable, net	$880,191	$944	$881,135

	October 31, 2021
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$860,245	$1,586	$861,831
Allowance for doubtful accounts	(17,412)	(37)	(17,449)
Accounts receivable, net	$842,833	$1,549	$844,382

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$620,737	$2,166	$622,903
Allowance for doubtful accounts	(17,307)	(84)	(17,391)
Accounts receivable, net	$603,430	$2,082	$605,512

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(935)	18	(917)
Accounts written off as uncollectible	50	—	50
Balance as of October 31, 2022	$(18,192)	$(66)	$(18,258)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(54)	(7)	(61)
Accounts written off as uncollectible	71	—	71
Balance as of October 31, 2021	$(17,412)	$(37)	$(17,449)

Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses, net	(103)	(54)	(157)
Accounts written off as uncollectible	225	—	225
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $17.1 million, $13.9 million and $18.9 million as of October 31, 2022, October 31, 2021 and January 31, 2022, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $6.5 million, $5.6 million and $4.5 million at October 31, 2022, October 31, 2021 and January 31, 2022, respectively. Consignment inventory is held by the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

Note 4 – Fair Value of Financial Instruments

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2022	2021	2022	2022	2021	2022

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$379,000	$400,000	$422,020
Revolving credit facility	2	340,235	—	—	340,235	—	—
Note issued to LVMH	3	119,415	112,613	114,255	118,173	107,983	110,123
Unsecured loans	2	10,446	8,444	8,367	10,446	8,444	8,367
Overdraft facilities	2	3,664	2,841	2,903	3,664	2,841	2,903
Foreign credit facility	2	10,416	—	—	10,416	—	—

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of October 31, 2022. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

The Company’s lease assets and liabilities as of October 31, 2022, October 31, 2021 and January 31, 2022 consist of the following:

Leases	Classification	October 31, 2022	October 31, 2021	January 31, 2022

		(In thousands)
Assets
Operating	Operating lease assets	$216,663	$176,530	$169,595

Liabilities
Current operating	Current operating lease liabilities	$50,645	$45,117	$42,763
Noncurrent operating	Noncurrent operating lease liabilities	185,171	147,688	142,868
Total lease liabilities		$235,816	$192,805	$185,631

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2023 primarily due to the acquisition of KLH. The Company recorded lease costs of $17.1 million and $46.1 million during the three and nine months ended October 31, 2022, respectively. The Company recorded lease costs of $14.0 million and $41.1 million during the three and nine months ended October 31, 2021, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $6.1 million and $16.7 million for the three and nine months ended October 31, 2022, respectively. The Company recorded variable lease costs and short-term lease costs of $2.8 million and $6.2 million for the three and nine months ended October 31, 2021, respectively. Short-term lease costs are immaterial.

As of October 31, 2022, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2027 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2023	$17,526
2024	63,708
2025	55,124
2026	44,808
2027	34,691
After 2027	75,086
Total lease payments	$290,943
Less: Interest	55,127
Present value of lease liabilities	$235,816

As of October 31, 2022, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2022, the weighted average remaining lease term related to operating leases is 5.5 years. The weighted average discount rate related to operating leases is 7.7%.

Cash paid for amounts included in the measurement of operating lease liabilities is $47.6 million and $44.5 million during the nine months ended October 31, 2022 and October 31, 2021, respectively. Right-of-use assets obtained in exchange for lease obligations were $96.7 million and $24.6 million during the nine months ended October 31, 2022 and October 31, 2021, respectively.

Note 6 – Karl Lagerfeld Acquisition

On April 29, 2022, the Company entered into a share purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which the Company agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% interest in KLH that it did not already own, for an aggregate consideration of €202.0 million (approximately $216.8 million) in cash, after taking into account certain adjustments. The acquisition closed on May 31, 2022. The Company funded the purchase price from cash on hand.

On May 31, 2022, the effective date of the acquisition, the Company’s previously held 19% investment in KLH and 49% investment in KLNA were remeasured at fair value using a market approach based on the purchase price of the acquisition and a discount for lack of control related to the Company’s previously held minority investment in KLH. As a result of this remeasurement, a non-cash gain of $30.9 million was recorded as of the effective date of the acquisition.

The addition of KLH to the Company’s portfolio of owned brands advances several of its strategic initiatives, including increasing its direct ownership of brands and their licensing opportunities and further diversifying its global presence. This acquisition offers additional opportunities to expand the Company’s international growth by further developing its European-based brands, which also include Vilebrequin and Sonia Rykiel. The Company believes that KLH’s existing digital channel presence provides an opportunity for the Company to enhance its omni-channel business and further accelerate its digital initiatives.

Purchase Price Consideration

The purchase price of $216.8 million, after taking into account certain adjustments, was paid from cash on hand. The purchase price has been revised to include adjustments in accordance with the Purchase Agreement.

The initial purchase price and the valuation of the prior minority ownership for the acquisition of KLH is as follows (in thousands):

Cash disbursed for the acquisition of KLH	$168,592
Plus: cash acquired	38,499
Plus: aggregate adjustments to purchase price	9,729
Initial purchase price	216,820
Plus: fair value of prior minority ownership	102,858
Total consideration	$319,678

Allocation of the Purchase Price Consideration

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$38,499
Accounts receivable, net	27,331
Inventories	33,489
Prepaid income taxes	1,100
Prepaid expenses and other current assets	3,347
Property, plant and equipment, net	11,545
Operating lease assets	55,753
Goodwill	45,894
Trademarks	178,823
Customer relationships	4,294
Investments in unconsolidated affiliates	1,381
Deferred income taxes	9,183
Other long-term assets	2,237
Total assets acquired	$412,876
Notes payable	3,606
Accounts payable	8,057
Accrued expenses	15,261
Operating lease liabilities	58,942
Income taxes payable	2,099
Other long-term liabilities	5,233
Total liabilities assumed	$93,198
Total fair value of acquisition consideration	$319,678

During the quarter ended October 31, 2022, the Company recorded adjustments to the fair values of assets acquired and liabilities assumed at the date of acquisition based on additional information obtained. The Company recorded an additional $2.8 million in both total assets and total liabilities, primarily related to operating lease assets, inventories, allowance for doubtful accounts, goodwill, customer relationships and operating lease liabilities.

The Company recognized goodwill of approximately $45.9 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. The Company intends to make an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period for income tax purposes in the United States.

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

		Weighted Average
	Fair Value	Amortization Period
Trademarks	$178,823	—
Customer relationships	4,294	8
	$183,117	—

The Company recognized approximately $5.4 million of acquisition related costs that were expensed in fiscal 2022 and fiscal 2023. The fiscal 2022 and fiscal 2023 acquisition and integration costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income for the fiscal year ended January 31, 2022 and for the nine months ended October 31, 2022, respectively.

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

Net Sales, Operating Income and Pro Forma Impact of the Transaction

The amount of net sales and operating income of KLH since the acquisition date included in the condensed consolidated statements of operations and comprehensive income for the three months ended October 31, 2022 were $51.9 million and $4.0 million, respectively. The amount of net sales and operating income of KLH since the acquisition date included in the condensed consolidated statements of operations comprehensive income for the nine months ended October 31, 2022 were $69.2 million and $5.1 million, respectively.

The following table reflects the unaudited pro forma consolidated results of operations of the Company for the periods presented, as though the acquisition of KLH had occurred on February 1, 2021.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(unaudited, in thousands, except per share amounts)
Net sales	$1,078,299	$1,054,143	$2,441,024	$2,127,604
Net income	63,729	105,240	105,428	168,397
Earnings per share:
Basic	1.33	2.17	2.20	3.48
Diluted	1.30	2.13	2.15	3.40

The pro forma adjustments are based upon available information and certain assumptions that the Company considers reasonable. The unaudited pro forma condensed combined financial data is based on preliminary estimates and assumptions set forth in the accompanying notes. Pro forma adjustments are necessary to reflect (i) the changes in depreciation and amortization expense resulting from fair value adjustments to intangible assets, (ii) amortization of the inventory fair value adjustment, (iii) expenses for incentive compensation arrangements acquired as part of the acquisition agreement, (iv) elimination of royalty expenses related to the Company’s license agreement with KLNA, (v) the taxation of G-III’s and KLH’s combined income as a result of the acquisition, as well as the tax effects related to such pro forma adjustments, (vi) the $30.9 million gain recorded to remeasure to fair value the previously held investments in KLH and KLNA as though the gain was recorded on February 1, 2021 and (vii) adjustments for accounting policy changes to conform to G-III’s presentation. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of KLH. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2021, nor are they indicative of the future operating results of the combined company.

Note 7 – Intangible Assets

Intangible assets consist of:

October 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,414	$(16,808)	$1,606
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	51,847	(21,973)	29,874
Other	5-10 years	7,444	(4,339)	3,105
Total finite-lived intangible assets		$79,899	$(45,314)	$34,585
Indefinite-lived intangible assets
Goodwill				303,668
Trademarks				607,526
Total indefinite-lived intangible assets				911,194
Total intangible assets, net				$945,779

October 31, 2021	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,481	$(17,088)	$2,393
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,291	(19,632)	28,659
Other	5-10 years	8,526	(7,370)	1,156
Total finite-lived intangible assets		$78,492	$(46,284)	$32,208
Indefinite-lived intangible assets
Goodwill				265,116
Trademarks				450,252
Total indefinite-lived intangible assets				715,368
Total intangible assets, net				$747,576

January 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,334	$(17,113)	$2,221
Trademarks	8-12 years	2,194	(2,194)	—
Customer relationships	15-17 years	48,240	(20,224)	28,016
Other	5-10 years	8,534	(7,410)	1,124
Total finite-lived intangible assets		$78,302	$(46,941)	$31,361
Indefinite-lived intangible assets
Goodwill				262,527
Trademarks				453,329
Total indefinite-lived intangible assets				715,856
Total intangible assets, net				$747,217

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $1.0 million and $2.7 million for the three and nine months ended October 31, 2022, respectively. Amortization expense with respect to finite-lived intangibles amounted to $0.9 million and $2.8 million for the three and nine months ended October 31, 2021, respectively. Amortization expense with respect to finite-lived intangibles amounted to $3.7 million for the year ended January 31, 2022.

The estimated amortization expense with respect to intangibles to be recorded for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2023	$1,275
2024	3,921
2025	3,869
2026	3,811
2027	3,579

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for the nine months ended October 31, 2022 and the year ended January 31, 2022 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2021	$263,135	—	$263,135
Acquisition of Sonia Rykiel	1,518	—	1,518
Currency translation	(2,126)	—	(2,126)
January 31, 2022	262,527	—	262,527
Acquisition of Karl Lagerfeld	45,894	—	45,894
Acquisition of other foreign business	3,523	—	3,523
Currency translation	(8,276)	—	(8,276)
October 31, 2022	$303,668	$—	$303,668

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

Note 8 – Net Income per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 310,600 and 258,600 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2022, respectively. Approximately 68,800 and 18,300 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2021. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$61,103	$106,674	$128,056	$152,163
Basic net income per share:
Basic common shares	47,488	48,567	47,832	48,474
Basic net income per share	$1.29	$2.20	$2.68	$3.14

Diluted net income per share:
Basic common shares	47,488	48,567	47,832	48,474
Dilutive restricted stock unit awards and stock options	987	891	1,034	1,025
Diluted common shares	48,475	49,458	48,866	49,499
Diluted net income per share	$1.26	$2.16	$2.62	$3.07

Note 9 – Notes Payable

Long-term debt consists of the following:

	October 31, 2022	October 31, 2021	January 31, 2022

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	340,235	—	—
LVMH Note	125,000	125,000	125,000
Unsecured loans	10,446	8,444	8,367
Overdraft facilities	3,664	2,841	2,903
Foreign credit facility	10,416	—	—
Subtotal	889,761	536,285	536,270
Less: Net debt issuance costs (1)	(4,671)	(6,369)	(5,944)
Debt discount	(5,585)	(12,387)	(10,745)
Current portion of long-term debt	(91,613)	(4,063)	(4,237)
Total	$787,892	$513,466	$515,344
(1)	Does not include debt issuance costs, net of amortization, totaling $4.4 million, $6.0 million and $5.6 million as of October 31, 2022, October 31, 2021 and January 31, 2022, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

In August 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under the Company’s prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of October 31, 2022, interest under the ABL Credit Agreement was being paid at an average rate of 4.91% per annum.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2022, the Company was in compliance with these covenants.

As of October 31, 2022, the Company had $340.2 million of borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of October 31, 2022, there were outstanding trade and standby letters of credit amounting to $6.5 million and $3.4 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of Donna Karan International (“DKI”), the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and therefore has been recorded within the current portion of notes payable on the condensed consolidated balance sheets and $50.0 million of such principal amount is due and payable on December 1, 2023.

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount upon issuance of the LVMH Note. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.4 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2022, the Company had an aggregate outstanding balance of €10.7 million ($10.4 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2022, T.R.B International SA (“TRB”) entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2022, TRB had an aggregate of €3.7 million ($3.7 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of October 31, 2022, KLH had €10.6 million ($10.4 million) of borrowings outstanding under this credit facility.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, G.H. Bass, Andrew Marc, Karl Lagerfeld, Vilebrequin and Sonia Rykiel trademarks owned by the Company. As of October 31, 2022, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $3.3 million, $3.8 million and $5.1 million at October 31, 2022, October 31, 2021 and January 31, 2022, respectively. The Company recognized $2.7 million in revenue for the three months ended October 31, 2022 related to contract liabilities that existed at July 31, 2022. The Company recognized $3.2 million in revenue for the nine months ended October 31, 2022 related to contract liabilities that existed at January 31, 2022. There were no contract assets recorded as of October 31, 2022, October 31, 2021 and January 31, 2022. Substantially all of the advance payments from licensees as of October 31, 2022 are expected to be recognized as revenue within the next twelve months.

Note 11 – Segments

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Vilebrequin, Karl Lagerfeld, G.H. Bass, Andrew Marc and Sonia Rykiel. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three and nine month periods indicated below:

	Three Months Ended October 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,069,574	$28,762	$(20,037)	$1,078,299
Cost of goods sold	740,734	12,975	(20,037)	733,672
Gross profit	328,840	15,787	—	344,627
Selling, general and administrative expenses	216,916	22,977	—	239,893
Depreciation and amortization	6,224	1,046	—	7,270
Asset impairment	250	—	—	250
Operating profit (loss)	$105,450	$(8,236)	$—	$97,214

	Three Months Ended October 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,013,440	$26,164	$(24,212)	$1,015,392
Cost of goods sold	678,959	13,135	(24,212)	667,882
Gross profit	334,481	13,029	—	347,510
Selling, general and administrative expenses	162,357	20,003	—	182,360
Depreciation and amortization	6,089	935	—	7,024
Operating profit (loss)	$166,035	$(7,909)	$—	$158,126

	Nine Months Ended October 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,338,435	$87,758	$(53,893)	$2,372,300
Cost of goods sold	1,564,595	42,006	(53,893)	1,552,708
Gross profit	773,840	45,752	—	819,592
Selling, general and administrative expenses	548,411	67,940	—	616,351
Depreciation and amortization	17,304	2,717	—	20,021
Asset impairment, net of gain on lease terminations	250	(38)	—	212
Operating profit (loss)	$207,875	$(24,867)	$—	$183,008

	Nine Months Ended October 31, 2021
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,991,967	$72,869	$(46,453)	$2,018,383
Cost of goods sold	1,293,086	35,893	(46,453)	1,282,526
Gross profit	698,881	36,976	—	735,857
Selling, general and administrative expenses	416,982	53,821	—	470,803
Depreciation and amortization	18,388	2,778	—	21,166
Operating profit (loss)	$263,511	$(19,623)	$—	$243,888

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

	(In thousands)
Licensed brands	$669,408	$661,148	$1,403,142	$1,265,544
Proprietary brands	400,166	352,292	935,293	726,423
Wholesale net sales	$1,069,574	$1,013,440	$2,338,435	$1,991,967

Licensed brands	$—	$—	$—	$45
Proprietary brands	28,762	26,164	87,758	72,824
Retail net sales	$28,762	$26,164	$87,758	$72,869

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2022	October 31, 2021	January 31, 2022

	(In thousands)
Wholesale	$2,257,232	$1,461,600	$2,073,834
Retail	121,632	111,875	111,517
Corporate	911,357	1,154,542	557,177
Total assets	$3,290,221	$2,728,017	$2,742,528

Note 12 – Stockholders’ Equity

For the three months ended October 31, 2022, the Company issued no shares of common stock and utilized 2,366 shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2021, the Company issued no shares of common stock and utilized 2,366 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2022, the Company issued no shares of common stock and utilized 385,485 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2021, the Company issued no shares of common stock and utilized 191,837 shares of treasury stock in connection with the vesting of equity awards.

Note 13 – Canadian Customs Duty Examination

In October 2017, the Canada Border Service Agency (“CBSA”) issued an audit report to G-III Apparel Canada ULC (“G-III Canada”), a wholly-owned subsidiary of the Company, challenging the valuation used by G-III Canada for certain goods imported into Canada between February 1, 2014 and October 27, 2017. The CBSA requested that G-III Canada reassess its customs entries for that period and change the valuation method used to pay duties with respect to goods imported in the future. As a result of this reassessment, in March 2018, G-III Canada provided a bond to the CBSA in the amount of CAD$26.9 million ($20.9 million) representing customs duty and interest through December 31, 2017 that was claimed to be owed to the CBSA.

Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Cumulative amounts paid and deferred through October 31, 2022, related to the higher dutiable values, were CAD$15.8 million ($11.6 million).

G-III Canada filed a Notice of Appeal with the Canadian International Trade Tribunal (the “Tribunal”) appealing the CBSA decision. A hearing on the appeal was held on December 7, 2021. On August 22, 2022, the Tribunal ruled in favor of G-III Canada and G-III Canada’s appeal has been allowed by the Tribunal. The decision was not appealed by the CBSA.

As a result, G-III Canada will continue to declare dutiable values utilizing its pre-audit methodology, with the addition of a dutiable design assist (“design assist”). The Tribunal ruling requires the CBSA to issue a CAD$1.8 million ($1.3 million) refund, including interest and net of the design assist, for amounts paid by G-III Canada between February 1, 2014 and January 31, 2018. G-III Canada is in the process of filing adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments are expected to result in a refund of duty and interest of approximately CAD$13.0 million ($9.5 million) after deductions for the design assist and related interest. The bond issued by G-III Canada in March 2018 is in the process of being released back to the Company.

Note 14 – Recent Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended October 31, 2022.

Issued Accounting Guidance Being Evaluated for Adoption

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, issued ASU 2021-01, “Reference Rate Reform: Scope”. Both of these updates aim to ease the potential burden in accounting for reference rate reform. These updates provide optional expedients and exceptions, if certain criteria are met, for applying accounting principles generally accepted in the United States to contract modifications, hedging relationships and other transactions affected by the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The amendments were effective upon issuance and allow companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not applied this ASU to any existing contracts in the current year. As of October 31, 2022, the Company had availability of approximately $290 million under its revolving credit facility. The interest rate under this facility is indexed to LIBOR. As such, the revolving credit facility is likely to be impacted when LIBOR quotations cease to be available. The Company is evaluating the impact that the guidance will have on its condensed consolidated financial statements and related disclosures and currently does not expect that any impact would be material.

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

Vilebrequin, KLH, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2022, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the nine-month period ended September 30, 2022 and for KLH for the period from the date of acquisition to September 30, 2022. We accounted for our investment in each of KLH and KLNA using the equity method of accounting through May 30, 2022. As of May 31, 2022, KLH is accounted for as our consolidated wholly-owned subsidiary and KLNA is an indirect wholly-owned subsidiary of ours. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2023 and 2022, the three and nine-month period for the retail operations segment were each 13-week and 39-week periods and ended on October 29, 2022 and October 30, 2021, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our recent acquisition of the remaining interest in KLH;
●	risks of operating through joint ventures;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations;
●	our dependence on foreign manufacturers;

●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

Recent Developments

Calvin Klein and Tommy Hilfiger License Extensions

On November 30, 2022, we announced the extension of licenses for Calvin Klein and Tommy Hilfiger products. The following chart sets forth the new extension term, any potential renewal term or the existing current term for the Calvin Klein and Tommy Hilfiger license agreements. This chart updates the chart contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Calvin Klein (Men's outerwear)	December 31, 2025	None
Calvin Klein (Women's outerwear)	December 31, 2025	None
Calvin Klein (Women's dresses)	December 31, 2026	None
Calvin Klein (Women's suits)	December 31, 2026	December 31, 2029
Calvin Klein (Women's performance wear)	December 31, 2025	None
Calvin Klein (Women's better sportswear)	December 31, 2024	None
Calvin Klein (Better luggage)	December 31, 2027	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2026	None
Calvin Klein (Men's and women's swimwear)	December 31, 2026	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2027	None
Tommy Hilfiger (Women's sportswear)*	December 31, 2025	None
Tommy Hilfiger (Women's dresses)*	December 31, 2026	None
Tommy Hilfiger (Women's suits)*	December 31, 2026	December 31, 2029
Tommy Jeans*	December 31, 2023	None
Tommy Hilfiger x Leagues	December 31, 2025	None

*

These categories are part of the Tommy Hilfiger license agreement that is referred to as “Women’s apparel” in our Form 10-K. We have separated these categories for presentation purposes in this chart as there are different term end dates for these categories in the amendment to the Women’s apparel license agreement.

We are dependent on sales of licensed products for a substantial portion of our revenues. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 48.2% of our net sales in the nine months ended October 31, 2022, approximately 50.7% of our net sales in fiscal 2022 and approximately 53.5% of our net sales in fiscal 2021.

The amendments to the license agreements for these products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. PVH Corp., the owner of these two brands, has indicated that it intends to produce these products itself once the license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the inability to renew the Calvin Klein and Tommy Hilfiger license agreements would cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

We continue to strategize near-term growth initiatives across our current owned and licensed brands including category, geographical and digital expansion. Additionally, we are directing resources toward new growth areas, including building our own brands, broadening our European business, developing new licensing opportunities and continuing to seek to acquire new businesses.

Karl Lagerfeld Acquisition

On May 31, 2022, we acquired from a group of investors the remaining 81% in interests in KLH that we did not already own, for an aggregate consideration of €202.0 million ($216.8 million) in cash, after taking into account certain adjustments. We funded the purchase price from cash on hand. See Note 6 – Karl Lagerfeld Acquisition in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

The addition of the iconic Karl Lagerfeld fashion brand to the G-III portfolio of owned brands advances several of our strategic initiatives, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands, which also include Vilebrequin and Sonia Rykiel. We believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital initiatives. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Sonia Rykiel, G.H. Bass and Andrew Marc.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com, www.soniarykiel.com, www.karllagerfeldparis.com and www.karl.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two different e-commerce retailers.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our recent purchase of the interests not owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, and new license agreements entered into by us that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. We are experiencing increased costs in many aspects of our business, including our freight costs as discussed below under “Supply Chain”. We have implemented price increases on many of our products. Our price increases are an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain. We expect inflationary pressures to continue to impact our business throughout fiscal 2023 and fiscal 2024. Recent historic high rates of inflation, including increased fuel and food prices, has led to a softening of consumer demand and increased promotional activity in our categories and may lead to further challenges to grow our sales. Ongoing inflation may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again in the future. Higher interest rates may increase the costs of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms.

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

Supply Chain

Numerous factors disrupting the shipping industry have negatively affected transit times from our overseas suppliers, as well as our ability to ensure that we are able to import our product in a manner that allows for timely delivery to our customers. Congestion at ports of origin and ports of entry have caused significant changes to the itineraries of our steamship carriers. Truck driver shortages, shortages of truck equipment such as the chassis that the containers are transported on, and the inability of ports to provide reliable pick uptimes, have also negatively impacted our ability to timely receive goods. In addition, issues with respect to labor contracts for workers at certain ports on the west coast of the United States have also resulted in shifting delivery of goods to ports on the east coast of the United States which has caused increased delays at certain east coast ports.

Our shipping costs have increased as a result of higher contractual shipping rates resulting from increased demand for container space and the need to purchase additional container space on the secondary market at spot rates. While increased spot rates have moderated, they are still higher than pre-pandemic levels. Our ability to secure container space has improved, however, ports around the world continue to experience congestion, slowing transit times of product through ports of origin and ports of entry which negatively affects our ability to timely receive and deliver product to our retail partners and customers.

As a result of supply chain disruptions, we have accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. As a result, our inventory levels are higher than in prior years.

Similar to companies in the apparel and other industries that rely on the importation of merchandise, we have accelerated production of our products, primarily in response to supply chain disruptions. This has led to elevated inventory levels, resulting in storage and process capacity pressures within our distribution centers. We sought additional warehouse capacity to facilitate our higher inventory levels but had not been able to secure sufficient additional warehouse space to accommodate the higher inventory levels prior to the end of our third fiscal quarter. This was primarily due to negotiations we expected to complete that were either delayed or were terminated as we did not want to enter into expensive long-term commitments for such capacity.

The elevated inventory levels, lack of additional space in our warehouses, port congestion and the logistical challenges related to trucking all contributed to us incurring significant demurrage charges in our third fiscal quarter. Demurrage charges are charges paid to steamship carriers for freight remaining in the terminal for longer periods than initially agreed upon. Port congestion and trucking conditions are slowly improving. In addition, we have procured additional warehouse space and expect to significantly reduce our demurrage charges. We are still expecting to have significant inventory levels at least through the first half of fiscal 2024. As a result, we expect our warehouse operations may be less efficient, and we expect to incur additional labor and storage costs related to our inventory.

We have recently executed new contracts with two of our long-term steamship carrier partners and are continuing to pursue new carrier relationships for additional cargo capacity. We believe that our existing carriers will be able to manage demand in a more efficient manner for the balance of fiscal 2023 and, as a result, our reliance on the secondary market will be reduced. We are actively managing shipments based on delivery dates to better utilize contracted cargo space and attempt to reduce our reliance on the secondary market.

Excess Inventory in the Marketplace

Higher marketplace inventories and a rapidly changing economic environment have caused retailers to rationalize their inventory levels. As a result, retailers have increased promotional activity to reduce their inventory. While we have planned for a certain amount of promotional activity, additional promotional activity in excess of what we have planned for could have an adverse effect on our results of operations.

Impact of COVID-19

The continued impact of the COVID-19 pandemic on our business operations remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments in the United States and around the world in the public and private responses to the pandemic. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur. We continue to monitor the latest developments regarding the COVID-19 pandemic and have incorporated certain assumptions regarding the duration, severity and global macroeconomic impact of the pandemic into our financial outlook. The impact of COVID-19 on our business and operating results could differ materially from these assumptions based on a number of factors largely outside of our control.

War in Ukraine

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has disrupted commerce and intensified concerns regarding the United States and world economies. Less than 1% of our revenue in fiscal 2022 was generated in Russia and Ukraine. As such, we do not expect that the war in Ukraine will have a direct material negative impact on our results of operations in fiscal 2023.

However, the imposition of additional sanctions by the United States and/or foreign governments could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the war has also led to, and may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the European economy, lower consumer demand and volatility in financial markets. These implications of the war in Ukraine could have a material adverse effect on our business and our results of operations.

Results of Operations

Three months ended October 31, 2022 compared to three months ended October 31, 2021

Net sales for the three months ended October 31, 2022 increased to $1.08 billion from $1.02 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.07 billion for the three months ended October 31, 2022 from $1.01 billion in the comparable period last year. This increase is primarily the result of inclusion of the results of KLH for the three month period which added $51.9 million in net sales to our wholesale operations segment. Additionally, net sales of Calvin Klein licensed products increased by $8.0 million. The increase in sales of Calvin Klein products was primarily related to women’s suits and dresses.

Net sales of our retail operations segment increased to $28.8 million for the three months ended October 31, 2022 from $26.2 million in the same period last year. This increase is primarily due to an increase in our store count. The number of retail stores operated by us increased from 56 at October 31, 2021 to 60 at October 31, 2022.

Gross profit was $344.6 million, or 32% of net sales, for the three months ended October 31, 2022, compared to $347.5 million, or 34.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 30.7% in the three months ended October 31, 2022 compared to 33.0% in the same period last year. The gross profit percentage in the current year period was negatively impacted by $26.7 million in demurrage charges due to our inability to pick up freight from port terminals in a timely manner compared to an insignificant amount of demurrage charges in the same period last year. The gross profit percentage in the current year period was also negatively impacted by higher promotional activity, inflationary pressure on product costs and increased freight costs, partially offset by the implementation of price increases by us. The gross profit percentage in our retail operations segment was 54.9% for the three months ended October 31, 2022 compared to 49.8% for the same period last year. The gross profit percentage in the current year period was positively impacted by a reduction in promotional activity.

Selling, general and administrative expenses increased to $239.9 million in the three months ended October 31, 2022 from $182.4 million in the same period last year. The inclusion of the results of KLH for the three months ended October 31, 2022 represented $28.8 million of this increase. The remainder of the increase in expenses was primarily due to an increase of $18.6 million in third-party warehouse and facility expenses primarily related to higher inventory levels and a $3.5 million increase in advertising expenses related to digital and brand promotional activities.

Depreciation and amortization was $7.3 million for the three months ended October 31, 2022 compared to $7.0 million in the same period last year. This increase primarily results from the inclusion of the results of KLH for the three month period which increased depreciation and amortization by $1.1 million, partially offset by lower depreciation and amortization as a result of a reduction in capital expenditures in recent years.

Other loss was $2.8 million in the three months ended October 31, 2022 compared to other income of $0.9 million for the same period last year. Other loss in the current period consisted of $4.0 million of foreign currency losses during the three months ended October 31, 2022 compared to $1.1 million during the same period last year. In addition, we recorded $0.2 million of losses from unconsolidated affiliates during the three months ended October 31, 2022 compared to $0.5 million in income from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2022 were $16.1 million compared to $12.4 million in the same period last year. The increase was due to higher average borrowings on our revolving credit facility in the current year period. There were no borrowings outstanding under our revolving credit facility in the same period last year.

Income tax expense was $17.5 million for the three months ended October 31, 2022 compared to $40.2 million for the same period last year. Our effective tax rate decreased to 22.4% in the current year’s quarter from 27.4% in last year’s comparable quarter. This decrease is primarily due to changes in the mix of tax jurisdictions where taxable income is generated during the three months ended October 31, 2022.

Nine months ended October 31, 2022 compared to nine months ended October 31, 2021

Net sales for the nine months ended October 31, 2022 increased to $2.37 billion from $2.02 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $2.34 billion for the nine months ended October 31, 2022 from $1.99 billion in the comparable period last year. This increase is primarily the result of a $98.2 million increase in net sales of Calvin Klein licensed products, a $40.9 million increase in net sales of our DKNY and Donna Karan products and a $35.6 million increase in net sales of Karl Lagerfeld Paris products. The increase in sales of Calvin Klein products was primarily related to dresses, women’s suits and men’s and women’s outerwear. The increase in sales of DKNY and Donna Karan products was primarily related to dresses, sportswear and luggage. The increase in sales of Karl Lagerfeld Paris products was primarily related to handbags, men’s outerwear and shoes. Additionally, the inclusion of the results of KLH for four months in the period added $69.2 million in net sales to our wholesale operations segment.

Net sales of our retail operations segment increased to $87.8 million for the nine months ended October 31, 2022 from $72.9 million in the same period last year. This increase is primarily due to an increase in our store count. The number of retail stores operated by us increased from 56 at October 31, 2021 to 60 at October 31, 2022.

Gross profit was $819.6 million, or 34.5% of net sales, for the nine months ended October 31, 2022, compared to $735.9 million, or 36.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 33.0% in the nine months ended October 31, 2022 compared to 35.1% in the same period last year. The gross profit percentage in the current year period was negatively impacted by $30.8 million in demurrage charges due to our inability to pick up freight from port terminals in a timely manner compared to an insignificant amount of demurrage charges in the same period last year. Additionally, the gross profit percentage in the current year period was negatively impacted by higher promotional activity, inflationary pressure on product costs and increased freight costs, partially offset by the implementation of price increases by us. The gross profit percentage in our retail operations segment was 52.1% for the nine months ended October 31, 2022 compared to 50.7% for the same period last year. The gross profit percentage in the current year period was positively impacted by a reduction in promotional activity.

Selling, general and administrative expenses increased to $616.4 million in the nine months ended October 31, 2022 from $470.8 million in the same period last year. The inclusion of the results of KLH for the nine months ended October 31, 2022 represented $39.2 million of this increase. The remainder of the increase in expenses was primarily due to increases of (i) $26.6 million in compensation expense, primarily from increased salary expenses, (ii) $35.8 million in third-party warehouse and facility expenses and (iii) $18.1 million in advertising related to digital and brand promotional activities. In addition, professional fees increased $4.2 million primarily due to expenses associated with the acquisition of KLH.

Depreciation and amortization was $20.0 million for the nine months ended October 31, 2022 compared to $21.2 million in the same period last year. This decrease primarily relates to a reduction in capital expenditures in recent years partially offset by depreciation and amortization resulting from the acquisition of KLH.

Other income was $24.8 million in the nine months ended October 31, 2022 compared to $4.7 million for the same period last year. Other income in the current period consisted of a gain of $30.9 million during the nine months ended October 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% interest in KLNA as of the effective date of the acquisition of the remaining interests in KLH. Other loss in the current period consisted of $9.4 million of foreign currency losses during the nine months ended October 31, 2022 compared to $1.6 million during the same period last year. Additionally, we recorded $0.8 million in income from unconsolidated affiliates during the nine months ended October 31, 2022 compared to $2.8 million in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2022 were $40.8 million compared to $36.9 million for the same period last year. The increase was due to higher average borrowings on our revolving credit facility in the current year period. We had no borrowings outstanding under our revolving credit facility in the same period last year.

Income tax expense was $39.5 million for the nine months ended October 31, 2022 compared to $59.7 million for the same period last year. Our effective tax rate decreased to 23.6% in the current year’s period from 28.2% in last year’s comparable period. This decrease in the effective tax rate is primarily due to the exclusion from taxable income of the gain on the remeasurement of the fair value of our previously held 19% investment in KLH and 49% interest in KLNA.

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

As of October 31, 2022, we had cash and cash equivalents of $150.7 million and availability under our revolving credit facility of approximately $290 million. As of October 31, 2022, we were in compliance with all covenants under our debt agreements.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under our prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025, subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of October 31, 2022, interest under the ABL Credit Agreement was being paid at an average rate of 4.91% per annum.

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2022, the Company was in compliance with these covenants.

As of October 31, 2022, we had $340.2 million of borrowings outstanding under the ABL Credit Agreement, all of which are classified as long-term liabilities. The ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2022, there were outstanding trade and standby letters of credit amounting to $6.5 million and $3.4 million, respectively.

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

Reference Rate Reform

The interest rate under our revolving credit facility is indexed to LIBOR. LIBOR quotations could cease as of December 31, 2022. We have discussed alternatives to LIBOR with the administrative agent under our ABL Credit Agreement and we expect that if LIBOR can no longer be used as the reference rate, we will be able to use an alternative such as the Secured Overnight Financing Rate, known as SOFR. We do not expect a material change to our interest expense or results of operations if LIBOR is no longer available as a reference rate under our ABL Credit Agreement.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.4 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2022, the Company had an aggregate outstanding balance of €10.7 million ($10.4 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2022, TRB had an aggregate €3.7 million ($3.7 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of October 31, 2022, KLH had €10.6 million ($10.4 million) of borrowings outstanding under this credit facility.

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

We had $340.2 million of borrowings outstanding under our revolving credit facility at October 31, 2022 and no borrowings outstanding at October 31, 2021. We had $400 million in borrowings outstanding under the Notes at October 31, 2022 and October 31, 2021, respectively. Our contingent liability under open letters of credit was approximately $9.9 million and $17.1 million at October 31, 2022 and 2021, respectively. In addition to the amounts outstanding under these two loan agreements, at October 31, 2022 and 2021, we had $125 million of face value principal amount outstanding under the LVMH Note. As of October 31, 2022 and 2021, we had an aggregate of €10.7 million ($10.4 million) and €7.3 million ($8.4 million) outstanding under the Company’s various unsecured loans. As of October 31, 2022 and 2021, we had €3.7 million ($3.7 million) and €2.5 million ($2.8 million) outstanding under Vilebrequin’s overdraft facilities. As of October 31, 2022, we had €10.6 million ($10.4 million) outstanding under KLH’s foreign credit facility.

Share Repurchase Program

In March 2022, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the nine months ended October 31, 2022, we acquired 811,874 of our shares of common stock for an aggregate purchase price of $16.6 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of December 1, 2022, we had 9,188,126 authorized shares remaining under this program and 47,488,999 shares of common stock outstanding.

Cash from Operating Activities

We used $415.3 million in cash from operating activities during the nine months ended October 31, 2022, primarily as a result of increases of $355.3 million in inventories, $248.3 million in accounts receivable and a non-cash gain of $30.9 million on our 19% investment in KLH and 49% investment in KLNA. These items were offset, in part, by our net income of $128.1 million and non-cash charges consisting primarily of $28.9 million relating to share-based compensation and depreciation and amortization of $20.0 million.

The changes in operating cash flow items varied to some extent from seasonal patterns in prior years. While inventories normally increase in the first nine months of our fiscal year, they increased more than normal due to an acceleration in our production schedule in an attempt to mitigate the potential effects of supply chain disruptions and to accommodate the anticipated extended transit times experienced by our overseas suppliers. Accounts receivable increased because we experience higher sales levels in our third and fourth quarters.

Cash from Investing Activities

We used $211.1 million of cash in investing activities during the nine months ended October 31, 2022, primarily as a result of cash paid, net of cash acquired, of $168.6 million for the acquisition to KLH. We also used cash for a $25.0 million minority investment in an e-commerce retailer. In addition, we had $14.8 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

Cash from Financing Activities

Net cash provided by financing activities was $322.2 million during nine months ended October 31, 2022 primarily as a result of borrowings of $512.7 million under our ABL Credit Agreement, partially offset by repayments of $172.5 million under that Agreement. This borrowing was also offset, in part, by $16.6 million of cash used to repurchase 811,874 shares of our common stock under our share repurchase program and $9.8 million for taxes paid in connection with net share settlements of stock grants that vested.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2022 are those that depend most heavily on these judgments and estimates. As of October 31, 2022, there have been no material changes to our critical accounting policies.

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

We are currently in the process of integrating the internal controls and procedures of KLH into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of KLH in our annual assessment of the effectiveness of our internal control over financial reporting for our 2024 fiscal year.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of October 31, 2022, there have been no material changes in our risk factors from those set forth in the Annual Report, except for the risk factor set forth below, which serves as an update to the comparable risk factor contained in our Annual Report. The risks described in the Annual Report and in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations.

We have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, both of which are owned by PVH. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 48.2% of our net sales in the nine months ended October 31, 2022, approximately 50.7% of our net sales in fiscal 2022 and approximately 53.5% of our net sales in fiscal 2021.

On November 30, 2022, we announced the extension of licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for Calvin Klein and Tommy Hilfiger products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. See “Calvin Klein and Tommy Hilfiger License Extensions” under “Recent Developments” in Item 2 of this Form 10-Q.

PVH has indicated that it intends to produce these Calvin Klein and Tommy Hilfiger products itself once these license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the inability to renew the Calvin Klein and Tommy Hilfiger license agreements would cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 7, 2022	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 7, 2022	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer