Form 10-K
period 2023-01-31
G III APPAREL GROUP LTD /DE/
filed 2023-03-27
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

As of July 31, 2022, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,075,741,184.

The number of outstanding shares of the registrant’s Common Stock as of March 23, 2023 was 46,488,488.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 8, 2023, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the inability to renew the Calvin Klein and Tommy Hilfiger license agreements would cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our recent acquisition of the remaining interest in Karl Lagerfeld;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the war in Ukraine;
●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	our dependence on foreign manufacturers;

●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our goodwill, trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2023 is referred to as “fiscal 2023.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Overview

We design, source and market an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by our global power brands: DKNY, Donna Karan, Karl Lagerfeld, Calvin Klein and Tommy Hilfiger. We are brand owners and licensees, and we distribute our products through multiple channels.

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto and Dockers. Beginning in January 2024, we will also sell products under the Nautica brand. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses.

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

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of product under the Karl Lagerfeld Paris brand from our retail stores and digital outlets. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Sonia Rykiel, G.H. Bass and Andrew Marc.

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. Our company-operated retail channels consist primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

Recent Developments

Calvin Klein and Tommy Hilfiger License Extensions

In November 2022, we announced the extension of the licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for these products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. See the table in “Wholesale Operations-Licensed Products” below for information with respect to the new extension term, any potential renewal term or the existing current term for the Calvin Klein and Tommy Hilfiger license agreements.

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

Karl Lagerfeld Acquisition

In May 2022, we acquired from a group of investors the remaining 81% in interests in the parent entity of the Karl Lagerfeld business that we did not already own, for an aggregate consideration of €202.0 million ($216.8 million) in cash, after taking into account certain adjustments. We funded the purchase price from cash on hand. See Note 15 – Karl Lagerfeld Acquisition in the accompanying notes to consolidated financial statements for more information.

The addition of the Karl Lagerfeld fashion brand to the G-III portfolio of owned brands advances several of our strategic initiatives, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands, which also include Vilebrequin and Sonia Rykiel. We believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital initiatives. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

License Agreement with Nautica

In March 2023, we announced the signing of a long-term license with Authentic Brands Group for the Nautica brand in North America. Since being acquired in 2018 by Authentic Brands Group, Nautica’s relevance has expanded globally, and it has become one of their marquee brands. Celebrating its 40-year anniversary, Nautica is available in approximately 1,300 freestanding stores and shop-in-shops globally, along with a strong digital presence across more than 30 countries.

We will produce across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to hit the floor in January 2024. The product is expected to be distributed in better department stores, digital channels and Nautica’s stores and website in North America and franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise. The Nautica brand joins our portfolio of some of the largest American brands in the world.

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and have successfully grown the brand to approximately $600.0 million in annual net sales. We are now focused on the repositioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new customer. Our Donna Karan product is expected to be distributed in better department stores, digital channels and our own Donna Karan website in North America and internationally. Donna Karan is widely considered a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

●	Owning brands: We own a portfolio of proprietary brands including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Eliza J, Jessica Howard, G.H. Bass, Andrew Marc and Sonia Rykiel. Owning our own brands is advantageous to us for several reasons:

-	We can realize significantly higher operating margins because we are not required to pay licensing fees on sales by us of our proprietary products and can also generate licensing revenues (which have no related cost of goods sold) for classes of products not manufactured by us.
-	There are no channel restrictions, permitting us to market our products internationally, and to utilize a variety of different distribution channels, including online and off-price channels.
-	We are able to license our proprietary brands in new categories and geographies to carefully selected licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

●	Continue to develop and expand our DKNY business and re-position and expand the Donna Karan business: We believe that DKNY and Donna Karan are two of the most iconic and recognizable power brands and that we are well positioned to unlock their potential and expand the reach of these brands. We are leveraging our demonstrated ability to drive organic growth and develop talent within our Company to maximize the potential of the DKNY and Donna Karan brands. Our strategy is for DKNY and Donna Karan to be more accessible brands, both designed and priced to reach a wider range of customers. We are focused on the re-positioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new consumer. We believe there is untapped global licensing and distribution potential for these brands and aim to grow royalty streams in the DKNY and Donna Karan businesses through expansion of additional categories with existing licensees, as well as new categories with new licensees. We are committed to making DKNY and Donna Karan fashion and lifestyle brands of choice.

●	Continued focus on our global power brands: While we sell products under more than 30 licensed and proprietary brands, our global power brands anchor our business: DKNY, Donna Karan, Calvin Klein, Tommy Hilfiger and Karl Lagerfeld. Each of these brands has substantial name recognition and is well-known in the marketplace. We believe each brand also provides us with significant growth opportunities. We have leveraged the strength of our power brands to become a supplier of choice in a diversified range of product categories.

●	Expanding our international business: We continue to expand our international business and enter into new markets worldwide. In fiscal 2023, we acquired the remaining interests in the Karl Lagerfeld fashion brand which grew our European business and added new international expertise. In fiscal 2022, we purchased European luxury fashion brand Sonia Rykiel. We own Vilebrequin, a premier provider of status swimwear, resort wear and related accessories that was founded in Europe. We believe these brands can enable us to expand in the international space and that there is untapped potential for these brands. In addition, we believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses and, as a result, we are expanding our DKNY and Donna Karan businesses globally. Continued growth, brand development and marketing in overseas markets is critical to driving global brand recognition.

●	Increasing digital channel business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the digital marketplace in the retail sector and expect to increase the sale of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Consumers are increasingly engaging with brands through digital channels, and we believe that this trend will continue to grow in the coming years. Our global power brands serve as the anchor of our business and position us to be the direct beneficiaries of this trend, whether by continuing to leverage our partnerships with the digital channel businesses operated by our licensors and major retailers to facilitate customer engagement or by building out our own digital capabilities.

Our Strengths

Broad portfolio of globally recognized brands.  In an environment of rapidly changing consumer fashion trends, we benefit from a balanced mix of more than 30 licensed and proprietary brands anchored by our global power brands: DKNY, Donna Karan, Karl Lagerfeld, Calvin Klein and Tommy Hilfiger, which have strong brand equity and long-standing consumer appeal. Our overall brand portfolio includes other complementary brands that are diversified across product categories, price points, demographics, occasions, fits and sizes, and styles and genres. Our proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Sonia Rykiel, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York and Wilsons Leather. We are a licensee of choice for well-known brands, consisting of fashion brands including Calvin Klein, Tommy Hilfiger, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, Dockers. Beginning in January 2024, we will also sell products under the Nautica brand. We also license team sports oriented brands, including the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We believe that our well-diversified brand portfolio with power brands and complementary brands is well positioned to satisfy ongoing consumer needs and preferences. Additionally, our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major customers to select us as a partner of choice for their own private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women's	Men's	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Calvin Klein Jeans	Tommy Hilfiger	Major League Baseball
Tommy Hilfiger	Guess?	National Basketball Association
Nautica*	Kenneth Cole	National Hockey League
Guess?	Cole Haan	IMG Collegiate Licensing Company
Kenneth Cole	Levi's	Starter
Cole Haan	Dockers
Levi's	Margaritaville
Vince Camuto
Margaritaville

Proprietary Brands
DKNY	DKNY	G-III Sports by Carl Banks
Donna Karan	Karl Lagerfeld	G-III for Her
Karl Lagerfeld	Karl Lagerfeld Paris
Karl Lagerfeld Paris	Andrew Marc
Andrew Marc	Marc New York
Marc New York	Vilebrequin
Vilebrequin	G. H. Bass
Sonia Rykiel	Wilsons Leather
G. H. Bass
Eliza J
Jessica Howard
Wilsons Leather

*	We will market apparel for Nautica beginning in January 2024.

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

Diversified business mix across customers, price points, products, and distribution channels.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 1,700 customers, including a cross section of retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington, as well as membership clubs such as Costco and Sam’s Club. We also sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers. Our strong relationships with retailers have been established through many years of personal customer service and our objective of meeting or exceeding retailer expectations. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment. As economic conditions waver and consumer trends change, we believe that our deep-rooted relationships across the retail landscape, diversified brands serving all types of consumers and our product portfolio mix that covers all price points allow us to operate on a flexible and advantageous basis.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Neal S. Nackman, our Chief Financial Officer, has been with us for almost 20 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 20 years. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed ten acquisitions and several joint ventures over the last 20 years, while also adding numerous new licenses and licensed products to our portfolio.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for over 25 years. Sales of licensed products accounted for 58.6% of our net sales in fiscal 2023, 67.2% of our net sales in fiscal 2022 and 68.5% of our net sales in fiscal 2021. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 48.0% of our net sales in fiscal 2023 and approximately 50.7% of our net sales in fiscal 2022.

In November 2022, we announced the extension of licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for these products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. The table below reflects these extensions and also provides similar information for other license agreements.

PVH Corp., the owner of Calvin Klein and Tommy Hilfiger, has indicated that it intends to produce these products itself once the license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the inability to renew the Calvin Klein and Tommy Hilfiger license agreements would cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

In March 2023, we announced the signing of a long-term license with Authentic Brands Group for the Nautica brand in North America. We will produce across a number of categories, starting with jeans then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to hit the floor in January 2024.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2025	None
Calvin Klein (Women's outerwear)	December 31, 2025	None
Calvin Klein (Women's dresses)	December 31, 2026	None
Calvin Klein (Women's suits)	December 31, 2026	December 31, 2029
Calvin Klein (Women's performance wear)	December 31, 2025	None
Calvin Klein (Women's better sportswear)	December 31, 2024	None
Calvin Klein (Better luggage)	December 31, 2027	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2026	None
Calvin Klein (Men's and women's swimwear)	December 31, 2026	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Cole Haan (Men's and women's outerwear)	December 31, 2023	December 31, 2025
Dockers (Men's outerwear)	November 30, 2024	None
Guess/Guess? (Men's and women's outerwear)	December 31, 2023	None
Guess/Guess? (Women's dresses)	December 31, 2023	None
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2024	None
Levi's (Men's and women's outerwear)	November 30, 2024	None
Margaritaville (Men's and women's apparel)	December 31, 2025	December 31, 2030
Nautica (Women's sportswear, jeanswear, tailored clothing and dresses)	December 31, 2028	December 31, 2043
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2027	None
Tommy Hilfiger (Women's sportswear)*	December 31, 2025	None
Tommy Hilfiger (Women's dresses)*	December 31, 2026	None
Tommy Hilfiger (Women's suits)*	December 31, 2026	December 31, 2029
Tommy Jeans*	December 31, 2023	None
Tommy Hilfiger x Leagues	December 31, 2025	None
Vince Camuto (Women's dresses)	December 31, 2025	None
Team Sports Licenses
Collegiate Licensing Company	December 31, 2023	None
Major League Baseball	December 31, 2023	None
National Basketball Association	September 30, 2025	None
National Football League	March 31, 2024	None
National Hockey League	June 30, 2025	None
Starter	December 31, 2024	None

*

These categories are part of the Tommy Hilfiger license agreement that is referred to as “Women’s apparel” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. We have separated these categories for presentation purposes in this chart as there are different term end dates for these categories in the amendment to the Women’s apparel license agreement.

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

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We also acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, a premier swimwear and resort wear brand. In our most significant acquisition, we acquired Donna Karan International, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable power brands. In October 2021, we acquired European luxury fashion brand Sonia Rykiel and in May 2022, we acquired the remaining interests that we did not own in the iconic Karl Lagerfeld fashion brand. We currently design, manufacture, distribute and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories. We continue to seek new licensing opportunities to broaden the reach of these brands.

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

After acquiring the brands in December 2016, we initially focused on re-positioning and re-launching the DKNY brand. Our DKNY products are designed to provide a total wardrobe for a woman’s active, modern lifestyle. Products developed reflect the DNA of the DKNY brand and emphasize a strong price-value relationship. We believe that DKNY is a premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, digital sites and international brand partners and distributors.

We believe that the Donna Karan brand also offers significant growth potential. Donna Karan has been a small business for us to date. We are now focused on the re-positioning and expansion of the brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new consumer. Donna Karan product is expected to be distributed in better department stores, digital channels and our own Donna Karan website in North America and internationally. Donna Karan is widely considered a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe this indicates that consumer demand exists for the brand. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

We believe there are significant opportunities to enhance the digital business of DKNY and Donna Karan, prudently manage the retail store base for DKNY over the long term and capitalize on our industry relationships in seeking premium placement for DKNY and Donna Karan product categories in department and other retail stores globally.

Karl Lagerfeld

In May 2022, we acquired the remaining interests in the Karl Lagerfeld fashion brand that we did not own. The addition of the Karl Lagerfeld fashion brand to the G-III portfolio of owned brands advances several of our strategic initiatives, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands which also include Vilebrequin and Sonia Rykiel. We believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital initiatives. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

The iconic Karl Lagerfeld brand is known for its signature aesthetic combining Parisian classics with a rock-chic attitude and tailored silhouettes. Its portfolio of accessible, aspirational collections includes ready-to-wear apparel for women, men and children, as well as handbags and small leather goods. Licensed collections include watches, eyewear, footwear, perfumes, candles and fashion jewelry. As of January 31, 2023, Karl Lagerfeld products are distributed through more than 200 stores worldwide, including 62 company-operated stores, located primarily internationally and through digital channels. In addition, Karl Lagerfeld is distributed through a premium wholesale distribution network in Europe, the Middle East and Asia.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin products are sold in over 100 countries around the world. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2023, Vilebrequin products were distributed through select wholesale distribution, 97 company-operated stores and 87 licensed stores, located internationally and in the United States, as well as digitally on our websites.

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

In September 2022, Vilebrequin acquired a beach concession in Cannes, and plans to open the first Vilebrequin Beach club at this location in the spring of 2023. Ideally located on the French Riviera, this first Vilebrequin Beach club is expected to further expand our brand awareness. Vilebrequin also opened a branded beach cabana club at the Boca Raton Hotel. We expect to continue to expand with store openings in global key markets and reinforce the luxury status of Vilebrequin with immersive brand experiences.

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this well-known brand, was one of the leading figures of Parisian fashion. We relaunched the brand in the fall of 2022 with the opening of retail stores in Paris, New York and Monaco, and plan to expand further into Europe and other regions in 2023. We believe this purchase will enable us to expand into the luxury space and increase our international presence. We also believe that there is untapped potential for this brand.

Licensing of Proprietary Brands

As our portfolio of propriety brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin, Sonia Rykiel and G.H. Bass in selected categories after acquiring these brands. Our licensing program has significantly increased as a result of owning the DKNY, Donna Karan and Karl Lagerfeld brands. We currently license our proprietary brands in a variety of categories and continue to seek new licensing opportunities to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Fossil, Marchon, Komar and Inter Parfums. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, intimates, eyewear, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s underwear, men’s loungewear, men’s swimwear, men’s and women’s golfwear, men’s and women’s socks, and furniture.

In September 2021, we entered into a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. Inter Parfums, Inc. became the exclusive licensee for these products effective July 1, 2022 with the initial term of the license extending through December 31, 2032. We believe the fragrance category enables our brands to connect more broadly with global consumers.

We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We license the Karl Lagerfeld brand for a wide range of product categories including, but not limited to, footwear, men’s apparel, ready to wear fashions, fragrances, children’s clothing, and eyewear.

We license the G.H. Bass brand in the United States and internationally for men’s, women’s and children’s footwear, children’s clothing, men’s denim, men’s underwear and loungewear, and bedding and bath products and the Andrew Marc brand in North America for men’s and boy’s tailored clothing and men’s and women’s denim

Retail Operations

As of January 31, 2023, our retail operations segment consisted of 59 stores operated under our DKNY and Karl Lagerfeld Paris brands, as well as digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses.

Our DKNY stores offer a large range of products including sportswear, dresses, outerwear, handbags, footwear and athleisure apparel. Our Karl Lagerfeld Paris stores offer a range of products including sportswear, dresses, outerwear, handbags and footwear.

As digital sales of apparel continue to increase, we are developing additional digital marketing initiatives on our websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business for our retail operations segment consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.karllagerfeldparis.com, www.ghbass.com, www.andrewmarc.com and www.wilsonsleather.com. Our digital business also includes our own web platforms at www.vilebrequin.com, www.soniarykiel.com and www.karl.com which are part of our wholesale operations segment.

We sell our products over the web through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading pure online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers.

Products — Development and Design

G-III designs, sources and markets women’s and men’s apparel at a wide range of retail price points. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market footwear and accessories including women’s handbags, small leather goods, cold weather accessories, and luggage.

G-III’s licensed apparel consists of both women’s and men’s products in a broad range of categories. See “Wholesale Operations — Licensed Products” above. We seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels. We also offer a wide range of products under our own proprietary brands.

We work with a diversified group of retailers, such as Macy’s, Harley-Davidson, Costco, Kohl’s and Ross Stores in developing product lines that are sold under their private label programs. Our design teams collaborate with our customers to produce custom-made products for their stores. Store buyers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these buyers for our ability to produce high quality product on a reliable, expeditious and cost-effective basis.

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

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from independent manufacturers located primarily in Vietnam, China, Indonesia and, to a lesser extent, Bangladesh, Cambodia, Jordan, Egypt and India. Vilebrequin’s products are manufactured primarily in Bulgaria, Morocco, Tunisia, Turkey, Italy and China. Karl Lagerfeld’s products are manufactured primarily in China, Portugal, Turkey and India. A small portion of our garments are manufactured in the United States.

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

Vendor Code of Conduct

We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Vendor Code of Conduct. Our Vendor Code of Conduct specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training and guidance to the factories our contractors use related to our Vendor Code of Conduct and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Vendor Code of Conduct. In addition to their contractual obligations, we evaluate our suppliers' compliance with our Vendor Code of Conduct through audits conducted both by our employees and third-party compliance auditing firms.

Human Capital

Our People

As of January 31, 2023, we employed approximately 3,600 persons on a full-time basis and approximately 1,100 on a part-time basis. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

We are an Equal Opportunity Employer with policies, procedures and practices that recognize the value and worth of each individual, covering matters such as safety, training, advancement, discrimination, harassment and retaliation. We provide training on important issues to our personnel. G-III ensures compliance with labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources. We continue to work towards achieving a stronger, more engaging workplace coupled with a foundation for enhancing the employee experience by continuing to promote our passion for our product, pride in our partnerships, our accountability and our entrepreneurial spirit.

We are committed to the health and safety of our employees and customers and have taken extra care to protect them throughout the fluid nature of the pandemic with responsive workplace policies and procedures.

Diversity, Equity and Inclusion

We are a diverse workplace and know that, to succeed, we must become an even more diverse, equitable and inclusive organization. Currently, over 40% of our leadership team and 71% of our overall workforce self-identify as women, and 48% of our overall workforce identify as Black, Indigenous and People of Color (“BIPOC”). Of our twelve Board members, there are four women and four people of diverse backgrounds, exceeding NASDAQ requirements for board diversity. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future and continue to work towards increasing Board diversity.

Our commitment to Diversity, Equity and Inclusion also extends outside of our business. We are a founding member of the groundbreaking Social Justice Center at the Fashion Institute of Technology (“FIT”), a premier fashion university, whose purpose is to help establish a program that is intended to increase opportunities and accelerate social equity for BIPOC persons entering our industry for years to come. Additionally, we continued our partnership with UNCF (“United Negro College Fund”) by sponsoring four enriching and rewarding student internships. These interns were provided room and board at FIT. They participated in a program that consisted of educational master class sessions and experienced New York theatre and other local programs. In fiscal 2023, we will continue to support UNCF by providing students the opportunity to gain firsthand experience working at G-III.

Diversity, Equity and Inclusion are at the heart of G-III’s values. We strive to create a workplace with opportunities for all. We have made progress and intend to continue to do so in the coming years.

Talent Acquisition, Development and Retention

Having the right talent in the organization is one of the most critical aspects of our business. This year we grew our HR team to enhance opportunities focused on hiring, developing and retaining talent. We invested in new HR systems that will enhance the recruitment process and facilitate compliance with the continuously changing landscape of employment law. We also introduced a Lunch and Learn program facilitated by our leadership team for employees that has provided an opportunity for continuous learning about our business. We are planning to introduce a G-III Master Class training library in fiscal 2024 that will make these sessions and other educational tools accessible to our employees.

Through our aggressive recruiting, we have been able to bring in best-in-class talent. We had several key hires at the Company, including a new head of digital, who is building a new team to accelerate the development of our digital business. Additionally, we welcomed a new President of Donna Karan/DKNY Europe situated in our Milan office who will continue to develop our expanding reach in Europe.

Compensation, Benefits, Safety and Wellness

We expanded our comprehensive health and retirement benefits to eligible employees this year, most notably, with the introduction of Aetna Inc. for our health plans and Fidelity Investments for our 401(k) plan. We also introduced and sponsored paid subscriptions to Headspace and Noom, smartphone applications that offer dedicated tools to support employee wellness.

Corporate Social Responsibility

We spend significant time implementing our key initiatives, developing programs and furthering our Corporate Social Responsibility (“CSR”) agenda.

●	Engage Our People – Embodying our spirit of agility and entrepreneurism, in fiscal 2023 our teams continued to build on the success we achieved in fiscal 2022 as we ensured that business was conducted despite the impact of the COVID-19 pandemic. With teams back in the office fulltime, we began developing and executing several team building activities to bring people together such as our Lunch and Learn program. We also further engaged our supply chain partners to improve their employment practices and positively impact the workforce within our supply chain.

We understand that the success of our supply chain is critical to our future and we have taken important steps to improve it. We joined the Sustainable Apparel Coalition (“SAC”) which works to reduce the social and environmental impact of apparel, footwear and textile production around the world by employing the Higg Factory Evaluation Module (“FEM”) which is an environmental assessment of supply chain factories shared among brands and industries. SAC has annual requirements and goals for its members to meet to keep the industry moving towards greater sustainability. Engaging our supply chain partners to participate in SAC is intended to result in more factories completing environmental and social assessments that are shared across the industry. This promotes standardized measurement for products and the supply chain and reduces redundancies among brands and factories performing audits of their sustainability practices.

We have continued to focus on the forced labor issues facing our industry and have reviewed our relationships in an attempt to protect against the use of forced labor in our supply chain. We formalized an internal cotton traceability program to further mitigate the risk of forced labor being used to produce product for us. This program includes enhancements to management systems, training, and tracking tools across our supply chain. To further bolster our programs against this risk, we engaged ORITAINTM, a third-party that uses forensic technology to trace materials back to their fiber origins. This traceability is essential to mitigating the risk that forced labor is used throughout the supply chain. We routinely engage with counsel and industry organizations with respect to regulatory developments to ensure our practices and procedures are aligning with the continually developing regulatory landscape. Combined with ORITAINTM’s technology and our internal management systems, we are working to mitigate these global supply chain risks. Additionally, with ORITAINTM’s help, we have begun exploring technology partners that can support us with tracing and tracking our total material usage. Taken together, we believe we have developed a strong approach and intend to continue to refine our oversight of our supply chain.

●	Protect Our Environment – We continue to work towards reducing our environmental impact by enacting sustainable fashion practices. We are working on determining our Scope 1 and Scope 2 baseline greenhouse gas (“GHG”) emissions for 2022 reporting based on the proposed rules set forth by the Securities and Exchange Commission in March 2022. Using this baseline, we intend to set strategic goals for reducing our GHG emissions from both a short-term and long-term perspective. We have engaged an industry-leading environmental consultancy to support our understanding our of GHG emissions and assist us in developing best practices to support our goal of reducing our environmental impact. Our focus includes (i) understanding the environmental impact made by our choices and how we can reduce those impacts in thoughtful and strategic ways without disrupting our business and (ii) fostering a culture of environmental understanding and accountability in all that we do.

We are making progress on our goal to use 100% recycled materials for all synthetic fibers by 2030 by working to set goals for adoption of more sustainable materials. We are exploring potential technology solutions to help us reach our goals.

Invest in Our Communities – G-III has a longstanding commitment to philanthropy and supporting communities in which we live and serve. We continue to maximize opportunities to give to and engage with our charitable partners. We are involved with various charitable organizations including Ronald McDonald House, Women In Need (“WIN”), UNCF, Delivering Good, Hetrick Martin Institute and City Harvest, in addition to supporting the new Social Justice Center at the Fashion Institute of Technology. We have also partnered with new programs to provide aid to people impacted by current events. This year, we supported the Ukrainian humanitarian crisis financially and through in-kind donations of our products. We also established a new internal committee, comprised of our employees, who are actively involved in developing and executing charitable initiatives across the organization. This committee has already strengthened our involvement with our charitable partners in new ways. G-III is committed to continuing its mission to help others in the community through corporate and employee donations and volunteerism.

Our work with our new consultants is expected to bring about greater change in this coming year as we continue to make progress on our core CSR principles: Engage Our People, Protect Our Environment and Invest in Our Community. They represent a commitment to the greater good and our role in the global community.

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,700 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, G.H. Bass, Vilebrequin, Andrew Marc, Karl Lagerfeld Paris, Wilsons Leather and Sonia Rykiel businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon, Fanatics, Zalando and Zappos.

Sales to our ten largest customers accounted for 74.2% of our net sales in fiscal 2023, 78.0% of our net sales in fiscal 2022 and 73.3% of our net sales in fiscal 2021. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 21.6% of our net sales in fiscal 2023, 23.9% of our net sales in fiscal 2022 and 20.9% of our net sales in fiscal 2021. In addition, sales to TJX Companies accounted for an aggregate of 15.4% of our net sales in fiscal 2023, 14.8% of our net sales in fiscal 2022 and 12.9% of our net sales in fiscal 2021. The loss of any of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products to customers in Europe, Canada, the Far East, the Middle East, Central America, South America and Australia, which, on a combined basis, accounted for approximately 19.1% of our net sales in fiscal 2023, 14.5% of our net sales in fiscal 2022 and 14.6% of our net sales in fiscal 2021.

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

Our marketing and press efforts on behalf of the DKNY and Donna Karan brands are highly focused around communicating brand DNA and visual identity for the new evolution of DKNY and Donna Karan. We are re-building the brand image through high impact ad campaigns that feature socially relevant talent. We are striving to create noteworthy marketing initiatives, collaborations and image programs to build brand awareness and bring in a new young customer. Donna Karan and DKNY will continue to support global licensees with brand campaigns and product images to tell the brand story. We continue to invest in digital media and storytelling for brand amplification and to establish comprehensive commercial marketing tools that will support our global wholesale and retail channels.

Karl Lagerfeld’s marketing efforts are inspired by Karl Lagerfeld’s own mantra: “embrace the present and invent the future.” We continuously seek to share relevant and engaging content, with a focus on digital content. Inspired by Karl Lagerfeld’s own passion for collaboration, we regularly foster partnerships with top tier tastemakers and icons. Our campaigns for the Karl Lagerfeld brand are intended to grow awareness across our retail, digital, wholesale and franchise channels. In North America, the Karl Lagerfeld Paris brand further amplifies this vision through locally-relevant brand engagement.

We are planning a large-scale marketing campaign including the launch of special products, collaboration with celebrities and the creation of content for our website and social media channels. Our retail partners around the world are hosting events, pop-up shops and dedicating store windows to Karl Lagerfeld. In Spring 2023, Vogue’s Met Gala, along with the museum’s summer exhibition, will pay tribute to the life and work of Karl Lagerfeld. This event is expected to create extensive global news and social media coverage and significantly benefit Karl Lagerfeld’s global brand recognition. We believe these efforts will be the most significant moment for the brand to date and we expect them to drive awareness, interest and sales in the Karl Lagerfeld and Karl Lagerfeld Paris brands.

Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints and expanding the range of its products to new categories such as women’s swimwear, ready-to-wear and accessories. Besides its traditional advertising networks (print and outdoor advertising), Vilebrequin is seeking to develop new marketing channels through the use of digital media, product placement, impactful collaborations and public relations. Through the growth of its network of stores, distributors and franchisees, Vilebrequin is seeking to reinforce its position in its traditional markets, such as the United States, Europe and the Middle East, and to develop new markets in Asia.

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

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2023, 64% of our net sales in fiscal 2022 and 66% of our net sales in fiscal 2021. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of the year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather, Sonia Rykiel and G-III Sports by Carl Banks.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	72	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	63	Vice Chairman, President and Director
Neal S. Nackman	63	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	46	Executive Vice President and Director

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

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2023, net sales of licensed product accounted for 58.6% of our net sales compared to 67.2% of our net sales in fiscal 2022 and 68.5% of our net sales in fiscal 2021.

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

Any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands, or inability to renew the license agreements for these brands, would have a material adverse effect on our results of operations.

As of January 31, 2023, we have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, both of which are owned by PVH. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 48.0% of our net sales in fiscal 2023 and approximately 50.7% of our net sales in fiscal 2022.

On November 30, 2022, we announced the extension of licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for Calvin Klein and Tommy Hilfiger products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. See the table in “Wholesale Operations-Licensed Products” above for information with respect to the new extension term, any potential renewal term or the existing current term for the Calvin Klein and Tommy Hilfiger license agreements.

PVH, the owner of these two brands, has indicated that it intends to produce these Calvin Klein and Tommy Hilfiger products itself once these license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the inability to renew the Calvin Klein and Tommy Hilfiger license agreements would cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

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

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. Our proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Vilebrequin, Sonia Rykiel, Andrew Marc and Wilsons Leather, among others. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of G-III or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

If our customers change their buying patterns, request additional allowances, develop their own private label brands or enter into agreements with national brand manufacturers to sell their products on an exclusive basis, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to customers, could have a material adverse effect on our business, results of operations and financial condition. Strategic initiatives undertaken by our customers, including developing their own private label brands, selling national brands on an exclusive basis or reducing the number of vendors they purchase from, could also impact our sales to these customers. There is a trend among major retailers to concentrate purchasing among a narrowing group of vendors. To the extent that any of our key customers reduces the number of its vendors and, as a result, reduces or eliminates purchases from us, there could be a material adverse effect on us.

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 74.2% of our net sales in fiscal 2023, 78.0% of our net sales in fiscal 2022 and 73.3% of our net sales in fiscal 2021, with the Macy’s Inc. group accounting for approximately 21.6% of our net sales in fiscal 2023, 23.9% of our net sales in fiscal 2022 and 20.9% of our net sales in fiscal 2021. In addition, TJX Companies accounted for approximately 15.4% of our net sales in fiscal 2023, 14.8% of our net sales in fiscal 2022 and 12.9% of our net sales in fiscal 2021. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by these customers or other large retailers could adversely affect our sales.

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

Risks Relating to Our Retail Operations

Our retail operations may continue to incur losses if the revisions to our retail operations do not significantly improve the results of operations of our retail business.

Our retail operations segment reported an operating loss of $33.6 million in fiscal 2023, $24.8 million in fiscal 2022 and $126.8 million in fiscal 2021. Our ongoing plan for our retail operations focuses on the operations and growth of our DKNY and Karl Lagerfeld Paris stores, as well as operating our digital business. If we are not successful in implementing and managing our plans with respect to operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions or may continue to report operating losses in our retail operations segment, which could adversely impact our business, results of operations and financial condition.

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

Part of our growth strategy is to pursue acquisitions. Our most recent acquisition resulted in our owning all of the interests in the parent company of Karl Lagerfeld. The negotiation of potential acquisitions, as well as the integration of acquired businesses, could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations. We may not realize the intended benefits of an acquisition or an acquisition may fail to generate expected financial results. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy. If acquisitions disrupt our operations, our business may suffer.

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

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately

60% of our net sales in fiscal 2023, 64% of our net sales in fiscal 2022 and 66% of our net sales in fiscal 2021. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of the year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

There were numerous factors disrupting the shipping industry during fiscal 2023 that negatively affected transit times from our overseas suppliers. These disruptions also affected our ability to import our product in a manner that allowed for timely delivery to our customers. As a result of supply chain disruptions, we accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allowed for timely delivery to our customers. As a result, our inventory levels are higher than in prior years.

Elevated inventory levels and lack of additional space in our distribution centers contributed to us incurring significant demurrage charges in our third fiscal quarter. Demurrage charges are charges paid to steamship carriers for freight remaining in the terminal for longer periods than initially agreed upon. These charges had a significant impact on our results of operations in our third fiscal quarter, and to a lesser extent, in our fourth fiscal quarter. We expect that our inventory levels will be higher than normal through at least the first half of fiscal 2024. As a result, we expect our warehouse operations may be less efficient, and we expect to incur additional labor and storage costs related to our inventory levels in the first half of fiscal 2024.

If we are unable to mitigate these supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected. In addition, if we are unable to offset higher warehousing costs through product price increases or other measures, our results of operations may be adversely affected.

The need of retailers to rationalize excess inventory could lead to discounts or excess promotional activities, which could adversely affect our results of operations.

In certain circumstances, such as in response to supply chain disruptions, companies in the apparel and retail industries that rely on the importation of merchandise may choose to accelerate their production schedule in order to meet expected customer demand, which can lead to higher inventory levels. Higher marketplace inventories and a rapidly changing economic environment have caused retailers to rationalize their inventory levels. As a result, retailers have increased promotional activity to reduce their inventory. While we have planned for a certain amount of promotional activity, additional promotional activity in excess of what we have planned for could have an adverse effect on our results of operations.

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

In the course of our attempts to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our trademarks. Such conflicts are common and may arise from time to time as we pursue international expansion, such as with the international expansion of our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. Enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, which could make it easier for competitors to capture market share. Counterfeit products may reduce our net sales and may also damage our brands due to their lower quality. If we are unable to protect, maintain or enforce our intellectual property rights against third parties, our business, financial condition and results of operations may be materially adversely affected.

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

Risk Factors Relating to the Economy and the Apparel Industry

Recent and future economic conditions, including volatility in the financial and credit markets, inflation and increases in interest rates, may adversely affect our business.

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

Inflationary pressures have impacted the entire economy, including our industry. We have experienced increased costs in many aspects of our business, including our product costs and freight. During fiscal 2023, we have implemented price increases on many of our products. Our price increases were an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain. We expect inflationary pressures to continue to impact our business throughout fiscal 2024. Recent historic high rates of inflation, including increased fuel and food prices, have led to a softening of consumer demand and increased promotional activity in our categories and may lead to further challenges to grow our sales. Ongoing inflation may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve raised interest rates multiple times in fiscal 2023 in response to concerns about inflation and it is expected to continue to raise interest rates in fiscal 2024. Higher interest rates may increase the costs of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business and our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear, footwear and other apparel and accessories tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Retailers have also responded to the shift in the types of apparel purchased by consumers based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by the COVID-19 pandemic. Uncertainties regarding future economic prospects, including as a result of concerns with respect to the possibility of a recession, the increase in interest rates or the COVID-19 pandemic, may affect consumer-spending habits and could have an adverse effect on our results of operations. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours, including Macy’s and Kohl’s, have reduced their store count and others have filed for bankruptcy. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The effects of war, including the war in Ukraine, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United

States and world economies. The imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the war has also led to, and may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the European economy, lower consumer demand and volatility in financial markets. These implications of the war in Ukraine could have a material adverse effect on our business and our results of operations.

Any other acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, such as the COVID-19 pandemic, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. These types of events could result in additional increases in energy prices or shortages, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

Risks Related to the COVID-19 Pandemic

The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak may continue to have, a significant adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has affected businesses around the world since our first quarter of fiscal 2021. Federal, state and local governments in the United States and around the world, as well as private entities, mandated various restrictions, including closing of retail stores and restaurants, travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic negatively affected the global economy, disrupted global supply chains and created significant disruption of the financial and retail markets, including a disruption in consumer demand for apparel and accessories.

The continued impact of the COVID-19 pandemic on our business operations remains uncertain and cannot be predicted. During fiscal 2022 and 2023, there were periodic incidents of a resurgence in the number of cases of COVID-19 and its variants in the U.S. and certain other parts of the world, which caused business disruptions for us and/or our wholesale customers, suppliers and vendors. Even as government restrictions and company initiatives have been lifted or significantly reduced, consumer behavior, spending levels and/or shopping preferences, such as willingness to congregate in shopping centers or other populated locations, could be adversely affected.

The extent to which COVID-19 impacts our results in fiscal 2024 will depend on continued developments in the United States and around the world in the public and private responses to the pandemic. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur. The impact of COVID-19 on our business and operating results could differ materially from our assumptions based on a number of factors largely outside of our control.

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China and Vietnam, political or economic instability in China, Vietnam or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from China represented approximately 37.6% of our inventory purchased in fiscal 2023, 34.2% of our inventory purchased in fiscal 2022 and 32.8% of our inventory purchased in fiscal 2021. Products sourced from Vietnam represented approximately 31.4% of our inventory purchased in fiscal 2023, 32.2% of our inventory purchased in fiscal 2022 and 36.2% of our inventory purchased in fiscal 2021.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. In fiscal 2023, we sourced 25.7% and 15.2% of our purchases from two different vendors in Vietnam and in fiscal 2022, we sourced 35.5% and 17.1% of our purchases from two different vendors in Vietnam. In fiscal 2023, we sourced 18.8% of our purchases from one vendor in China and in fiscal 2022, we sourced 19.4% of our purchases from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is a significant source of cotton and textiles for the global apparel supply chain. The United States’ Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the United States Customs and Border Protection Agency (the “US CBP”) to withhold release of items produced in whole or in part in the XUAR or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. We have established controls designed to preclude sourcing any products or materials from the XUAR (either directly or indirectly through our suppliers), and we prohibit our vendors from doing business with facilities in the XUAR  If any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with entities operating in the XUAR, our products or materials (including potentially non-cotton materials) could be held or delayed by the US CBP, which could cause delays, impact our inventory levels and adversely affect our ability to timely deliver our products to our customers.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin and Sonia Rykiel businesses. The economy in Europe is uncertain and potentially adversely affected by the impacts of the war in Ukraine and the COVID-19 pandemic. Financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan, Vilebrequin and Sonia Rykiel businesses, as well as of the recently acquired Karl Lagerfeld brand, and successfully expand into international markets, is subject to risks associated with international operations. These include:

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

The California Privacy Rights Act (“CPRA”) and the California Consumer Privacy Act (“CCPA”) regulate how we may collect, use, and process personal data of California residents, and provide California residents with certain rights regarding their personal data. To comply with the CPRA and CCPA, we updated our data processing practices and policies. However, these laws may require that we further modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Other states have enacted similar data privacy laws and additional states may do so in the future as the U.S. state privacy landscape continues to evolve. Non-compliance with these laws could result in penalties or significant legal liability. Although we make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of non-compliance. If we fail to comply with applicable laws and regulations, we may be subject to legal exposure, as well as financial and reputational damage, which could impact our business, financial condition and results of operations.

Any additional limitations imposed on the use of consumer information by federal, state, local or foreign governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business to further improve data security and privacy compliance, which would result in increased expenses and operating complexity, or in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. To the extent our, or our business partners’, security procedures and protection of consumer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, fines, penalties or other obligations, which could expose us to liability and cause damage to our reputation, brand and results of operations.

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

Section 301 tariffs were set to expire in July and August of 2022, but were extended through September 30, 2023. In May 2022, the Special Trade Representative invited public comments as to the effects of the tariffs and exclusions on different industries. The government closed its most recent round of comments in January 2023 and is evaluating whether additional comments are necessary. While the government considers these comments, it is not known which duties will or will not be continued, whether new products will be added to the scope of the tariffs, or whether duties will fluctuate in amount.

On August 1, 2019, the United States government announced new 10% tariffs that cover the remaining estimated $300 billion of inbound trade from China, including most of our apparel products. On August 23, 2019, the United States government announced that the new tariffs would increase from 10% to 15%. A portion of the new 15% tariffs went into effect on September 1, 2019. Some of the additional tariffs on certain categories of products were delayed until December 15, 2019, but have not yet gone into effect as the United States and China entered into a “phase one” trade agreement in January 2020 .

It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when any additional tariffs may become effective. For fiscal 2023, approximately 37.6% of the products that we sold were manufactured in China. For fiscal 2022, approximately 34.2% of the products that we sold were manufactured in China.

Following accusations against China that it employed forced labor in manufacturing processes within the country, a bill was introduced in January 2023 to strip China of its permanent Most Favored Nation status, effectively requiring China to re-secure its position by annually applying for presidential approval as a member country. Because Most Favored Nation status grants special treatment among member counties with respect to tariffs, if this bill were to pass it would substantially increase tariffs between the United States and China.

If the U.S. and China are not able to resolve their differences, additional tariffs or quotas may be put in place and additional products may become subject to tariffs. Tariffs or quotas on additional products imported by us from China would increase our costs, could require us to increase prices to our customers and would cause us to seek price concessions from our vendors. If we are unable to increase prices to offset an increase in tariffs, this would result in our realizing lower gross margins on the products sold by us and will negatively impact our operating results. We have reduced our reliance on China by moving production to other countries, including Vietnam and Indonesia. We will continue to explore alternative production partners to further diversify our sourcing network and to reduce our reliance on any one particular country. These efforts may not enable us to offset the adverse effects of any increases in tariffs.

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

Other Risks Relating to Ownership of Our Common Stock

The increased focus by stakeholders on corporate responsibility issues, including those associated with environmental, social and governance issues, as well as matters of significance related to sustainability, could result in additional costs or risks and adversely impact our reputation.

There is an increased focus from our stakeholders, including consumers, employees and institutional investors, on corporate social responsibility matters, which we refer to as CSR, associated with environmental, social and governance issues and sustainability practices. Although we have disclosed our corporate social responsibility strategy and increased focus on these issues, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. If our CSR practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brands, reputation and customer and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our CSR practices or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report and comply with our CSR practices. In addition, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.  Our processes and controls for reporting CSR and sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting related metrics, including related disclosures that may be required by the SEC, European and other regulators.,  Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. New government regulations could also result in new or more stringent forms of oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. Failure to comply with governmental regulations, implement our strategy or achieve our goals could damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations.

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2020 and March 23, 2023, the market price of our common stock has ranged from a low of $2.96 to a high of $35.80 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

●	fluctuations in our quarterly revenues or those of our competitors as a result of seasonality or other factors;
●	a shortfall in revenues or net income from that expected by securities analysts and investors;
●	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
●	announcements concerning our competitors;
●	changes in product pricing policies by our competitors or our customers;
●	changes in tariff and trade policies;
●	actual or perceived adverse effects from the COVID-19 pandemic;
●	general conditions in our industry; and
●	general conditions in the securities markets.

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

We recorded significant charges for the impairment of goodwill during the fourth quarter of fiscal 2023 which caused us to report a net loss for fiscal 2023. If our trademarks and other intangibles become impaired, we may be required to record additional charges to earnings.

As of January 31, 2023, we had trademarks and other intangibles in an aggregate amount of $663.0 million, or approximately 24% of our total assets and approximately 48% of our stockholders’ equity. Approximately $395.5 million of our trademarks and other intangibles was recorded in connection with our acquisition of DKNY and Donna Karan and approximately $182.6 million of our trademarks and other intangibles was recorded in connection with our recent acquisition of Karl Lagerfeld. Under accounting principles generally accepted in the United States (“GAAP”), we review our goodwill and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances warrant. A significant decline in our stock price and market capitalization or deterioration in our projected results could result in an impairment of our trademarks and/or other intangibles, or any future goodwill. Other events or changes may indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt or slower growth rates in our industry. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. As of January 31, 2023, we were required to record a $347.2 million charge to earnings in our financial statements as our goodwill was determined to be fully impaired as a result of our decline in market capitalization. We may be required to record additional significant charges to earnings in our financial statements during a period in which an impairment of our trademarks and other intangible assets is determined to exist which could negatively affect the market price of our securities.

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

Interest rates increased in fiscal 2023 and are expected to increase in fiscal 2024. We cannot predict the future level of interest rates or the effect of any increase in interest rates on the availability or aggregate cost of our borrowings. Higher interest rates increase the cost of our borrowings under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If interest rates continue to increase, our capacity to obtain necessary liquidity may be negatively impacted.  We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2023, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy, including as a result of the COVID-19 outbreak, could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

The borrowings under the ABL Credit Agreement will be at variable rates of interest and expose us to interest rate risk. Interest rates increased in fiscal 2023 and are expected to continue to increase in fiscal 2024. As a result, our debt service obligations on our variable rate indebtedness increased. Our net income and cash flows, including cash available for servicing our indebtedness decreased due to the increase in our debt service obligations. Assuming all revolving loans were fully drawn under the ABL Credit Agreement, each one percentage point change in interest rates would result in a $6.5 million change in annual cash interest expense under the ABL Credit Agreement.

Financing extended to us under the ABL Credit Agreement is made at variable rates that use LIBOR or an alternate base rate (as determined by that Agreement) as a benchmark for establishing the interest rate. LIBOR quotations will cease as of June 30, 2023. We are in the process of transitioning the reference rate used in our ABL Credit Agreement from LIBOR to the Secured Overnight Financing Rate. We expect this transition to be completed prior to the date LIBOR quotations cease. The consequences of the change in the reference rate cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit to us. Changes in market interest rates may influence our financing costs and could reduce our earnings and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The offices, sales showrooms, distribution centers and warehouses that are material to us, all of which are leased, consist of:

Location	Property Type	Lease Expiration	Renewal Option	Square Footage
500 and 512 Seventh Avenue, New York City	Corporate Office and showrooms	March 2023 through March 2028	5-year	313,000
231 West 39th Street, New York City	Corporate Office and showrooms	June 2034	-	22,000
Jamesburg, New Jersey	Distribution center	December 2028	5-year	583,000
South Brunswick, New Jersey	Distribution center	January 2025	-	305,000
Carlstadt, New Jersey	Distribution center	April 2024	10-year	197,000

The leases for a large portion of our corporate office and showrooms located at 500 and 512 Seventh Avenue, New York City expires in March 2023. We are currently engaged in discussions with the landlord with respect to the renewal of these leases.

Retail Stores

As of January 31, 2023, we operated 97 Vilebrequin retail stores, 59 DKNY and Karl Lagerfeld Paris stores, 62 Karl Lagerfeld stores and 4 Sonia Rykiel stores. In addition, we operated 22 DKNY stores in China that are 75% owned by us.

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

Our leases expire at varying dates through 2035. Vilebrequin has 56 stores located in Europe, 20 stores located in the United States, 11 stores located in Asia, 7 stores located in Mexico and 3 stores in the Caribbean. DKNY has 22 stores located in the United States, 5 stores located in Europe and 2 stores located in Canada. In addition, DKNY has 22 stores located in Asia operated by Fabco. Karl Lagerfeld Paris has 29 stores located in the United States and 1 store located in Canada. Sonia Rykiel has 3 stores located in Europe and 1 store located in the United States. Karl Lagerfeld has 62 stores located in Europe.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2024	54
2025	41
2026	35
2027	24
2028 and thereafter	90
Total	244

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

On March 23, 2023, there were 16 holders of record and, we believe, approximately 27,700 beneficial owners of our common stock.

Dividend Policy

Our Board of Directors (the “Board”) currently intends to follow a policy of retaining any earnings to finance the growth and development of our business. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2023:

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2022	—	$—	—	$9,188,126
December 1 - December 31, 2022	777,008	13.31	775,707	8,412,419
January 1 - January 31, 2023	—	—	—	8,412,419
	777,008	$13.31	775,707	$8,412,419
(1)	Included in this table are 1,301 shares withheld during December 2022 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In March 2022, our Board of Directors reapproved a previously authorized share repurchase program and increased the number of shares remaining under that program from 2,293,149 to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2018 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2018 — January 31, 2023)

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2023 is referred to as “fiscal 2023.”

We consolidate the accounts of all of our wholly-owned and majority-owned subsidiaries. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by us through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, we acquired the remaining 81% interest in KLH that we did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability that was 49% owned by us and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of us as a result of our acquisition of the remaining 81% interest in KLH we did not previously own. All material intercompany balances and transactions have been eliminated. The results of KLH are included in our consolidated financial statements beginning May 31, 2022.

Each of Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by us, KLH, Fabco Holding B.V. (“Fabco”) and Sonia Rykiel, which we purchased in October 2021, report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2023, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are included for the year ended December 31, 2022. For the year ended December 31, 2022, the results of KLH, which includes KLNA, are included for the period from June 1, 2022 through December 31, 2022. The results of the 49% ownership interest in KLNA and 19% ownership interest in KLH that we owned prior to our acquisition of the remaining interests in KLH that we did not previously own are included for the period from February 1, 2022 through May 30, 2022. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2023 and 2022, the retail operations segment reported based on a 52-week fiscal year that ended on January 28, 2023 and January 29, 2022, respectively.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2022 compared to the fiscal year ended January 31, 2021 (“fiscal 2021”), other financial information related to fiscal 2021 and information with respect to Liquidity and Capital Resources at January 31, 2021 and for fiscal 2021 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by our global power brands: DKNY, Donna Karan, Karl Lagerfeld, Calvin Klein and Tommy Hilfiger. We are not only licensees, but also brand owners, and we distribute our products through multiple channels.

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Karl Lagerfeld Paris, Levi’s, Guess?, Kenneth

Cole, Cole Haan, Vince Camuto, Dockers and, as of January 2024, Nautica. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading pure online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel businesses.

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

Recent Developments

Calvin Klein and Tommy Hilfiger License Extensions

In November 2022, we announced the extension of the licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for these products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. See the table in “Wholesale Operations-Licensed Products” above for information with respect to the new extension term, any potential renewal term or the existing current term for the Calvin Klein and Tommy Hilfiger license agreements.

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

We continue to strategize near-term growth initiatives across our current owned and licensed brands including category, geographical and digital expansion. Additionally, we are directing resources toward new growth areas, including building our own brands, broadening our European business, developing new licensing opportunities, such as our recently announced new license agreement with Nautica, and continuing to seek to acquire new businesses.

Karl Lagerfeld Acquisition

In May 2022, we acquired from a group of investors the remaining 81% in interests in the parent entity of the Karl Lagerfeld business that we did not already own, for an aggregate consideration of €202.0 million ($216.8 million) in cash, after taking into account certain adjustments. We funded the purchase price from cash on hand. See Note 15 – Karl Lagerfeld Acquisition in the accompanying notes to condensed consolidated financial statements for more information.

The addition of the Karl Lagerfeld fashion brand to the G-III portfolio of owned brands advances several of our strategic initiatives, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international growth by further developing our European-based brands, which also include Vilebrequin and Sonia Rykiel. We believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital initiatives. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

License Agreement with Nautica

In March 2023, we announced the signing of a long-term license with Authentic Brands Group for the Nautica brand in North America.

We will produce across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to hit the floor in January 2024. The product is expected to be distributed in better department stores, digital channels and Nautica’s stores and website in North America and franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise. The Nautica brand joins our portfolio of some of the largest American brands in the world.

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and have successfully grown the brand to approximately $600.0 million in annual net sales. We are now focused on the repositioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new customer. Our Donna Karan product is expected to be distributed in better department stores, digital channels and our own Donna Karan website in North America and internationally. Donna Karan is widely considered a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of product under the Karl Lagerfeld Paris brand from our retail stores and digital outlets. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Sonia Rykiel, G.H. Bass and Andrew Marc.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.andrewmarc.com, www.wilsonsleather.com, www.soniarykiel.com, www.karllagerfeldparis.com and www.karl.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers.

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

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. We are experiencing increased costs in many aspects of our business, including our freight costs as discussed below under “Supply Chain”. We have implemented price increases on many of our products. Our price increases are an effort to mitigate the effect of higher costs, although, the impact of price increases on consumer demand and on our business and results of operations is uncertain. We expect inflationary pressures to continue to impact our business throughout fiscal 2024. Recent historic high rates of inflation, including increased fuel and food prices, has led to a softening of consumer demand and increased promotional activity in our categories and may lead to further challenges to grow our sales. Ongoing inflation may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve raised interest rates multiple times in fiscal 2023 in response to concerns about inflation and is expected to continue to do so in fiscal 2024. Higher interest rates increase the costs of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

There were numerous factors disrupting the shipping industry that have negatively affected transit times from our overseas suppliers, as well as our ability to ensure that we were able to import our product in a manner that allows for timely delivery to our customers. Congestion at ports of origin and ports of entry caused significant changes to the itineraries of our steamship carriers. Truck driver shortages, shortages of truck equipment such as the chassis that the containers are transported on, and the inability of ports to provide reliable pick uptimes, also negatively impacted our ability to timely receive goods. In addition, issues with respect to labor contracts for workers at certain ports on the west coast of the United States resulted in shifting delivery of goods to ports on the east coast of the United States which caused increased delays at east coast ports.

More recently, shipping costs have returned to comparable, and in some cases lower than, pre-pandemic levels. Our ability to secure container space has improved as has the congestion at the ports around the world. Transit times in general, while improving, remain longer than normal due to capacity decline and carrier schedule changes. This is expected to remain a challenge in fiscal 2024 and may negatively impact our ability to deliver product to our retail partners and customers in a timely manner.

As a result of supply chain disruptions, we had accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. As a result, our inventory levels are higher than in prior years.

Elevated inventory levels, lack of additional space in our distribution centers, port congestion and the logistical challenges related to trucking all contributed to us incurring significant demurrage charges in our third fiscal quarter. Demurrage charges are charges paid to steamship carriers for freight remaining in the terminal for longer periods than initially agreed upon. These charges had a significant impact on our statement of operations in our third fiscal quarter, and to a lesser extent, in our fourth fiscal quarter. We are still expecting to have inventory levels that are higher than normal through the first half of fiscal 2024. As a result, we expect our warehouse operations may be less efficient, and we expect to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024.

We are actively negotiating new contracts with two of our long-term steamship carrier partners and are considering to add a third to insure minimal risk should rates increase. We are presently securing all space needed through existing contracts and are no longer relying on the secondary market. We believe that our existing carriers will be able to manage demand for fiscal 2024 and, as a result, our reliance on the secondary market will be greatly reduced if not eliminated.

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

War in Ukraine

The current war in Ukraine and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has disrupted commerce and intensified concerns regarding the United States and world economies. Less than 1% of our revenue in fiscal 2023 was generated in Russia and Ukraine. However, the imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the war has also led to, and may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the European economy, lower consumer demand and volatility in financial markets. These implications of the war in Ukraine could have a material adverse effect on our business and our results of operations.

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

Goodwill and Intangible Assets

ASC Topic 350 – Intangibles – Goodwill and Other (“ASC 350”) requires that goodwill and intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test in the fourth fiscal quarter of each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired. Goodwill and intangible assets with an indefinite life are tested for impairment by comparing the fair value of the reporting unit with its carrying value. We have identified two reporting units, which are wholesale operations and retail operations. Fair value is generally determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the fair value methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of the reportable unit. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for intangible assets with an indefinite life and any future goodwill.

We perform our annual test for goodwill as of January 31 of each year. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The evaluation consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a quantitative impairment test, if necessary. In performing a qualitative evaluation, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in our stock price and market capitalization in relation to our book value and macroeconomic conditions affecting our business. In performing a quantitative evaluation, our first step in the goodwill impairment review is to compare the fair value of the wholesale operations reporting unit to our carrying value. If the fair value of the reporting unit exceeds our carrying value, goodwill is not impaired and no further testing is required.  To estimate the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

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

Fiscal 2023 Annual Goodwill Impairment Testing

We performed our annual test of our wholesale reporting unit as of January 31, 2023 by electing to bypass the qualitative assessment and proceed directly to the quantitative impairment test using a discounted cash flows method to estimate the fair value of our wholesale reporting unit. We made this election due to the decline in our market capitalization.

The fair value of the wholesale reporting unit for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for the reporting unit. The discount rate applied to these cash flows were based on the weighted average cost of capital for the wholesale reporting unit, which takes market participant assumptions into consideration, inclusive of a

Company-specific 7.5% risk premium to account for the additional risk of uncertainly perceived by market participants related to our overall cash flows. Estimated future operating cash flows were discounted at a rate of 17.5% to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, we used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization for a group of comparable public companies.

As a result of our fiscal 2023 annual impairment test, we recorded a $347.2 million non-cash impairment charge during our fourth quarter of fiscal 2023 to fully impair the carrying value of our goodwill, which was included in asset impairments and gain on lease terminations in our consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to our wholesale operations segment.

Fiscal 2022 and Fiscal 2021 Annual Goodwill Impairment Testing

We performed our annual tests of our wholesale reporting unit using a qualitative review as of January 31, 2022 and 2021 and determined that no impairment existed at those dates. The results of our annual tests determined that the estimated fair value of our wholesale reporting unit was substantially in excess of its carrying value.

Fiscal 2023 Annual Indefinite-Lived Intangible Assets Impairment Testing

We performed our annual test of our indefinite-lived trademarks as of January 31, 2023 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. We determined that the fair values of each of our indefinite-lived intangible assets substantially exceeded its carrying value and, therefore, there were no impairments identified as of January 31, 2023 as a result of these tests.

Fiscal 2022 and Fiscal 2021 Annual Indefinite-Lived Intangible Assets Impairment Testing

We performed our annual test of our indefinite-lived trademarks using a qualitative review as of January 31, 2022 and 2021 and determined that no impairment existed at those dates. The results of our annual tests determined that the estimated fair values of our indefinite-lived trademarks were substantially in excess of their carrying values.

Our indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademarks that were acquired in fiscal 2017 and the Karl Lagerfeld trademark that was acquired in fiscal 2023.

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

In fiscal 2023, we recorded a $2.7 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

PSU’s were granted to executives beginning in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

Results of Operations

The following table sets forth our operating results both in dollars and as a percentage of our net sales for the fiscal years indicated below:

	Year Ended January 31,
	2023		2022

	(In thousands, except for percentage of net sales amounts)
Net sales	$3,226,728	100.0%	$2,766,538	100.0%
Cost of goods sold	2,125,591	65.9	1,778,349	64.3
Gross Profit	1,101,137	34.1	988,189	35.7
Selling, general and administrative expenses	833,151	25.8	648,015	23.4
Depreciation and amortization	27,762	0.9	27,626	1.0
Asset impairments and gain on lease terminations	349,686	10.8	1,455	0.1
Operating profit (loss)	(109,462)	(3.4)	311,093	11.2
Other income	27,894	0.9	9,549	0.3
Interest and financing charges, net	(56,602)	(1.8)	(49,666)	(1.8)
Income (loss) before income taxes	(138,170)	(4.3)	270,976	9.7
Income tax expense (benefit)	(3,788)	(0.1)	70,875	2.6
Net income (loss)	(134,382)	(4.2)	200,101	7.1
Less: Loss attributable to noncontrolling interests	(1,321)	—	(492)	—
Net income (loss) attributable to G-III Apparel Group, Ltd.	$(133,061)	(4.2)%	$200,593	7.1%

Year ended January 31, 2023 (“fiscal 2023”) compared to year ended January 31, 2022 (“fiscal 2022”)

Net sales for fiscal 2023 increased to $3.23 billion from $2.77 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $3.16 billion from $2.71 billion in the comparable period last year. This increase is primarily the result of a $131.7 million increase in net sales of Calvin Klein licensed products, $130.4 million in net sales resulting from the inclusion of the results of the recently acquired Karl Lagerfeld business for seven months of fiscal 2023, a $32.4 million increase in net sales of Karl Lagerfeld Paris products, an $18.6 million increase in net sales of our DKNY and Donna Karan products and a $14.5 million increase in net sales of Tommy Hilfiger licensed products. The increase in sales of Calvin Klein products was primarily related to dresses, women’s suits and men’s and women’s outerwear. The increase in sales of Karl Lagerfeld Paris products was primarily related to handbags, men’s outerwear and shoes. The increase in sales of DKNY and Donna Karan products was primarily related to dresses, women’s suits and luggage. The increase in sales of Tommy Hilfiger products was primarily related to dresses and suits.

Net sales of our retail operations segment increased to $137.2 million from $117.7 million in the same period last year. The number of retail stores in our retail operations segment decreased from 60 at January 31, 2022 to 59 at January 31, 2023. While there was no significant change in our total retail store count compared to the prior year, the increase in net sales of our retail operations segment is primarily the result of an increase in the number of Karl Lagerfeld Paris retail stores and a decrease in the number of DKNY retail stores compared to the prior year. Our Karl Lagerfeld Paris retail stores performed better than our DKNY retail stores, as our DKNY stores were adversely impacted by decreased tourism and spending from consumers in China.

Gross profit was $1.1 billion, or 34.1% of net sales, for fiscal 2023 and compared to $988.2 million, or 35.7% of net sales, last year. The gross profit percentage in our wholesale operations segment was 32.6% for the year ended January 31, 2023 as compared to 34.2% for the year ended January 31, 2022. The addition of the recently acquired Karl Lagerfeld business for seven months of fiscal 2023 resulted in an increase of 1.4% to the gross profit percentage in our wholesale operations segment as this business operates at a higher gross profit percentage than our legacy wholesale operations segment. The gross profit percentage in the current year period was negatively impacted by $41.6 million in charges resulting from our inability to pick up freight from port terminals and return containers to ocean carriers in a timely manner compared to an insignificant amount of similar charges in the same period last year. Additionally, the gross profit percentage in the current year period was negatively impacted by higher promotional activity, inflationary pressure on product costs and increased freight costs, partially offset by the implementation of price increases by us. The gross profit percentage in our retail operations segment was 49.9% for the year ended January 31, 2023 compared to 50.9% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted in the current year by increased promotional activity.

Selling, general and administrative expenses increased to $833.2 million in fiscal 2023 from $648.0 million in fiscal 2022. The inclusion of the results of the acquired Karl Lagerfeld business for seven months in fiscal 2023 represented $76.2 million of this increase. The remainder of the increase in expenses was primarily due to increases of (i) $50.5 million in third-party warehouse and facility expenses, (ii) $27.3 million in advertising related to digital and brand promotional activities and (iii) $5.0 million in compensation expense, primarily from increased salary expenses.

Depreciation and amortization expense was $27.8 million in fiscal 2023 and $27.6 million in fiscal 2022.

In fiscal 2023, we recorded $349.7 million of asset impairments and gain on lease terminations. This charge is primarily comprised of (i) a $347.2 million goodwill impairment charge as a result of our decline in our stock price and (ii) a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores. In fiscal 2022, we recorded $1.5 million of asset impairments and gain on lease terminations primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

Other income was $27.9 million in fiscal 2023 compared to other income of $9.5 million in fiscal 2022. Other income in the current period consisted primarily of a gain of $27.1 million during the year ended January 31, 2023 as a result of the remeasurement of our previously held 19% investment in the parent of Karl Lagerfeld and 49% interest in the North American operations of Karl Lagerfeld as of the effective date of the acquisition of the remaining interests in the parent of Karl Lagerfeld. Additionally, other income consisted of $0.7 million in income from unconsolidated affiliates during fiscal 2023 compared to $8.1 million in income from unconsolidated affiliates in fiscal 2022. Other loss in the current period consisted of $4.7 million of foreign currency losses during fiscal 2023 compared to $2.6 million in fiscal 2022.

Interest and financing charges, net for fiscal 2023, were $56.6 million compared to $49.7 million for fiscal 2022. The increase is primarily due to higher average borrowings on our revolving credit facility in the current year period. We had no borrowings outstanding under our revolving credit facility in the same period last year.

Income tax benefit for fiscal 2023 was $3.8 million compared to income tax expense of $70.9 million for the prior year primarily due to our net loss position resulting from a $347.2 million goodwill impairment charge. Our effective tax rate was 2.7% in fiscal 2023 compared to 26.2% in the prior year. This decrease in our effective tax rate is primarily due to the goodwill impairment charges which significantly decreased pretax book income in relation to tax expense.

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

As of January 31, 2023, we had cash and cash equivalents of $191.7 million and availability under our revolving credit facility in excess of $550 million. As of January 31, 2023, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under our prior term loan facility (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of January 31, 2023, interest under the ABL Credit Agreement was being paid at an average rate of 5.31% per annum.

The revolving credit facility contains covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2023, the Company was in compliance with these covenants.

As of January 31, 2023, we had $80.1 million of borrowings outstanding under the ABL credit agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2023, there were outstanding trade and standby letters of credit amounting to $5.2 million and $3.4 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. We have incurred a total of $8.0 million of debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

Reference Rate Reform

The interest rate under our revolving credit facility is indexed to LIBOR. LIBOR quotations will cease as of June 30, 2023. We are in the process of transitioning the reference rate used in our ABL Credit Agreement from LIBOR to the Secured Overnight Financing Rate. We expect this transition to be completed prior to the date LIBOR quotations cease. We do not expect a material change to our interest expense or results of operations from the change in the reference rate used for our ABL Credit Agreement.

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKNY and Donna Karan, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in our consolidated balance sheet as of January 31, 2023.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2023, the Company had an aggregate outstanding balance of €10.1 million ($10.9 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2023, TRB had an aggregate €3.4 million ($3.7 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of January 31, 2023, KLH had €7.3 million ($7.8 million) of borrowings outstanding under this credit facility.

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

We had $80.1 million of borrowings outstanding under our ABL Credit Agreement as of January 31, 2023 and no borrowings outstanding under the facility as of January 31, 2022. We had $400 million in borrowings outstanding under the Notes at each of January 31, 2023 and January 31, 2022. Our contingent liability under open letters of credit was approximately $8.6 million at January 31, 2023 and $14.0 million at January 31, 2022. In addition to the amounts outstanding under these two loan agreements, at January 31, 2023 and 2022, we had $125.0 million of face value principal amount outstanding under the LVMH Note. The amount outstanding under the LVMH Note is scheduled to be repaid during fiscal 2024. We had an aggregate of €10.1 million ($10.9 million) and €7.4 million ($8.4 million) outstanding under the Company’s various unsecured loans as of January 31, 2023 and January 31, 2022, respectively. We also had €3.4 million ($3.7 million) and €2.6 million ($2.9 million) outstanding under Vilebrequin’s overdraft facilities as of January 31, 2023 and January 31, 2022, respectively and €7.3 million ($7.8 million) outstanding under our foreign credit facility as of January 31, 2023.

Share Repurchase Program

In March 2022, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during fiscal 2023 we acquired 1,587,581 of our shares of common stock for an aggregate purchase price of $26.9 million and during fiscal 2022 we acquired 656,213 of our shares of common stock for an aggregate purchase price of $17.3 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2023, we had 8,412,419 authorized shares remaining under this program. As of March 23, 2023, we had approximately 46,488,488 shares of common stock outstanding.

Cash from Operating Activities

We used $104.6 million of cash from operating activities in fiscal 2023, primarily due to our net loss of $133.1 million, increases of $163.7 million in inventories and $41.0 million in accounts receivable, as well as a decrease of $107.2 million in accounts payable and accrued expenses. In addition, we had a non-cash charge of $55.1 million in deferred income taxes and a non-cash $27.1 million gain on our 19% investment in the parent of Karl Lagerfeld and 49% investment in the North American operations of Karl Lagerfeld in connection with our acquisition of the remaining interests in the parent of the Karl Lagerfeld business. These items were offset, in part, by non-cash charges relating primarily to asset impairments and gain on lease terminations of $349.7 million, share-based compensation of $32.5 million and depreciation and amortization of $27.8 million.

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

Cash from Investing Activities

In fiscal 2023, we used $218.0 million of cash in investing activities primarily as a result of cash paid, net of cash acquired, of $168.6 million for the acquisition of KLH. We also used $25.0 million for a minority investment in an e-commerce retailer and had $21.5 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores.

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

Cash from Financing Activities

In fiscal 2023, we generated $51.6 million of cash in financing activities primarily as a result of borrowings of $587.3 million under our ABL Credit Agreement, partially offset by repayments of $507.2 million under that Agreement. These borrowings were also offset, in part, by $26.9 million of cash used to repurchase 1,587,581 shares of our common stock under our share repurchase program and $9.8 million for taxes paid in connection with net share settlements of stock grants that have vested.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2023, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$318.1	$70.4	$116.9	$77.4	$53.4
Minimum royalty payments (1)	315.5	127.5	152.3	35.7	—
Long-term debt obligations (2)	627.4	219.4	405.1	2.2	0.7
Purchase obligations (3)	5.2	5.2	—	—	—
Total	$1,266.2	$422.5	$674.3	$115.3	$54.1
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: (a) $400.0 million related to our Notes that will mature in fiscal 2026, (b) $125.0 million in face principal amount of the note issued to LVMH payable in fiscal 2024, (c) $10.9 million in our various unsecured loans which have maturity dates ranging from fiscal 2026 through fiscal 2029 and requires us to make quarterly installment payments of €0.6 million and (d) $3.7 million in our various overdraft facilities, (d) $7.8 million in our foreign credit facilities and (e) $3.7 million in our overdraft facilities. We had $80.1 million borrowings outstanding under our revolving credit facility as of January 31, 2023.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. We experienced increased costs in many aspects of our business during fiscal 2023. We implemented price increases on many of our products. Our price increases were an effort to mitigate the effect of higher costs. We expect inflationary pressures to continue to impact our business throughout fiscal 2024. See our “Risk Factors Relating to the Operation of our Business” and “Risk Factors Relating to the Economy and the Apparel Industry” contained in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. The U.S. Federal Reserve Board increased interest rates multiple times in fiscal 2023 and is expected to approve additional increases in the interest rate in fiscal 2024. These increases in interest rates by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement.

Based on the outstanding balance of our ABL Credit Agreement during the year ended January 31, 2023, we estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1 million for each $100 million outstanding our ABL Credit Agreement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2023, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15I under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2023, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

On May 31, 2022, we completed our acquisition of KLH.  See Note 15 – Karl Lagerfeld Acquisition in the accompanying notes to our consolidated financial statements in this Annual Report for further information on our acquisition of KLH. We have excluded the internal control over financial reporting of KLH for fiscal 2023 from our assessment of, and conclusion on the effectiveness of, our internal control over financial reporting. KLH’s assets, consisting primarily of trademark value, constituted approximately 13.7% of our consolidated assets at January 31, 2023 and net sales of KLH constituted approximately 4.0% of our net sales for the fiscal year ended January 31, 2023.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of our independent auditors appear on pages F-1 and F-3 of this Form 10-K and express unqualified opinions on the consolidated financial statements and the effectiveness of our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 8, 2023, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2023, the last day of fiscal 2023, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2023.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,402,774 (1)	$—	2,214,053 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,402,774 (1)	$—	2,214,053 (2)
(1)	Includes outstanding awards of 2,402,774 shares of Common Stock issuable upon vesting of restricted stock units.
(2)	Under our 2015 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.1(a), 10.1(b), 10.1(c), 10.1(d), 10.1(e), 10.5, 10.5(a), 10.5(b), 10.6, 10.6(a), 10.6(b), 10.6(c), 10.6(d), 10.7, 10.8, 10.8(a), 10.8(b), 10.8(c), 10.8(d), 10.8(e), 10.11, 10.12, 10.13 and 10.14.

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

		8-K	000-18183	8/7/2020
4.2	Description of Securities	10-K (2020)	000-18183	3/30/2020
10.1	Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(a)	Amendment, dated October 1, 1999, to the Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	10-K/A (2006)	000-18183	5/8/2006
10.1(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	2/3/2009
10.1(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/15/2013
10.1(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	5/14/2015
10.1(e)	Letter Amendment, dated March 29, 2022, to Employment Agreement, dated February 1, 1994, between G-III and Morris Goldfarb.	8-K	000-18183	3/31/2022
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
10.4(g)

Eighth Amendment Of Lease, dated June 16, 2016, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord* (2nd Floor (including mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors)

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

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.5(a)	Form of Option Agreement for awards made pursuant to the 2005 Plan.	10-K (2009)	000-18183	4/16/2009
10.5(b)	Form of Restricted Stock Agreement for restricted stock awards made pursuant to the 2005 Plan.	8-K	000-18183	6/15/2005
10.6	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	6/11/2021
10.6(a)	Form of Performance Share Unit Agreement for April 17, 2019 performance share unit grants.	8-K	000-18183	4/23/2019
10.6(b)	Form of Restricted Stock Unit Agreement for April 27, 2020 restricted stock unit grants.	10-Q (Q1 2021)	000-18183	6/9/2020
10.6(c)	Form of Amended and Restated Restricted Stock Unit Agreement, dated June 28, 2021, with respect to revised awards under the 2015 Plan.	8-K	000-18183	6/30/2021
10.6(d)	Form of Performance Share Unit Agreement for March 18, 2022 performance share unit awards.	8-K	000-18183	3/24/2022
10.7	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.8	Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	10-Q (Q3 2011)	000-18183	12/10/2010
10.8(a)	Amendment, dated October 3, 2008, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	10/6/2008
10.8(b)	Amendment, dated January 28, 2009, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	2/3/2009
10.8(c)	Letter Amendment, dated March 13, 2013, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/15/2013
10.8(d)	Letter Amendment, dated April 28, 2014, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	4/30/2014
10.8(e)	Letter Amendment, dated March 29, 2022, to Employment Agreement, dated as of July 11, 2005, by and between Sammy Aaron and G-III.	8-K	000-18183	3/31/2022
10.9 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.9 (b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	10-K (2019)	000-18183	3/28/2019
10.10	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.10(a)	First Amendment of Lease, dated September 16, 2020, by and between G-III Apparel Group, Ltd. as Tenant and Granite South Brunswick LLC as Landlord.	10-Q (Q3 2021)	000-18183	12/10/2020
10.11	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.12	Employment Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/14/2016

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.13	Amendment to Executive Transition Agreement, dated as of December 9, 2016, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/6/2016
10.14	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.17	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2023.	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2023
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 27, 2023
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 27, 2023
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 27, 2023
Thomas J. Brosig

/s/ Alan Feller	Director	March 27, 2023
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 27, 2023
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 27, 2023
Victor Herrero

/s/ Robert L. Johnson	Director	March 27, 2023
Robert L. Johnson

/s/ Patti H. Ongman	Director	March 27, 2023
Patti H. Ongman

/s/ Laura Pomerantz	Director	March 27, 2023
Laura Pomerantz

/s/ Cheryl Vitali	Director	March 27, 2023
Cheryl Vitali

/s/ Lisa Warner Wardell	Director	March 27, 2023
Lisa Warner Wardell

/s/ Richard White	Director	March 27, 2023
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

As described in Note 1 and Note 2 to the consolidated financial statements, wholesale revenue is adjusted by variable consideration arising from implicit or explicit obligations. The reserves for variable consideration are recorded as customer refund liabilities and totaled $89.8 million as of January 31, 2023.

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

March 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd and subsidiaries’ internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KLH, which is included in the 2023 consolidated financial statements of the Company and constituted 13.7% of total assets, as of January 31, 2023 and 4.0% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KLH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 27, 2023

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2023	2022

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$191,652	$465,984
Accounts receivable, net of allowance for doubtful accounts of $18.3 million and $17.4 million, respectively	674,963	605,512
Inventories	709,345	512,155
Prepaid income taxes	5,886	14,502
Prepaid expenses and other current assets	70,654	54,704
Total current assets	1,652,500	1,652,857
Investments in unconsolidated affiliates	24,467	65,503
Property and equipment, net	53,742	48,805
Operating lease assets	239,665	169,595
Other assets, net	52,644	54,992
Other intangibles, net	34,842	31,361
Deferred income tax assets, net	26,389	3,559
Trademarks	628,156	453,329
Goodwill	—	262,527
Total assets	$2,712,405	$2,742,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$135,518	$4,237
Accounts payable	169,508	236,921
Accrued expenses	115,586	128,124
Customer refund liabilities	89,760	86,788
Current operating lease liabilities	52,917	42,763
Income tax payable	14,875	9,995
Other current liabilities	905	1,977
Total current liabilities	579,069	510,805
Notes payable, net of discount and unamortized issuance costs	483,840	515,344
Deferred income tax liabilities, net	44,783	40,010
Noncurrent operating lease liabilities	204,974	142,868
Other non-current liabilities	15,141	13,118
Total liabilities	1,327,807	1,222,145

Redeemable noncontrolling interests	(850)	471

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	468,712	456,329
Accumulated other comprehensive loss	(11,653)	(14,529)
Retained earnings	983,944	1,117,005
Common stock held in treasury, at cost - 2,680 and 1,480 shares, respectively	(55,819)	(39,157)
Total stockholders' equity	1,385,448	1,519,912
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,712,405	$2,742,528

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended January 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Net sales	$3,226,728	$2,766,538	$2,055,146
Cost of goods sold	2,125,591	1,778,349	1,310,704
Gross profit	1,101,137	988,189	744,442
Selling, general and administrative expenses	833,151	648,015	605,102
Depreciation and amortization	27,762	27,626	38,625
Asset impairments and gain on lease terminations	349,686	1,455	17,873
Operating profit (loss)	(109,462)	311,093	82,842
Other income	27,894	9,549	3,238
Interest and financing charges, net	(56,602)	(49,666)	(50,354)
Income (loss) before income taxes	(138,170)	270,976	35,726
Income tax expense (benefit)	(3,788)	70,875	12,203
Net income (loss)	(134,382)	200,101	23,523
Less: Loss attributable to noncontrolling interests	(1,321)	(492)	(22)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$(133,061)	$200,593	$23,545

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income (loss) per common share	$(2.79)	$4.14	$0.49
Weighted average number of shares outstanding	47,653	48,426	48,242

Diluted:
Net income (loss) per common share	$(2.79)	$4.05	$0.48
Weighted average number of shares outstanding	47,653	49,516	48,781

Net income (loss)	$(134,382)	$200,101	$23,523
Other comprehensive income (loss):
Foreign currency translation adjustments	2,965	(12,456)	(15,885)
Other comprehensive income (loss):	2,965	(12,456)	(15,885)
Comprehensive income (loss)	(131,417)	187,645	7,638
Comprehensive loss attributable to noncontrolling interests:
Net loss	(1,321)	(492)	(22)
Foreign currency translation adjustments	(89)	21	(29)
Comprehensive loss attributable to noncontrolling interests	(1,410)	(471)	(51)
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$(132,827)	$187,174	$7,587

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2020	$264	$452,142	$(18,008)	$893,138	$(36,864)	$1,290,672
Equity awards exercised/vested, net	—	(9,538)	—	—	9,835	297
Share-based compensation expense	—	6,137	—	—	—	6,137
Taxes paid for net share settlements	—	(324)	—	—	—	(324)
Other comprehensive gain, net	—	—	15,914	—	—	15,914
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	23,545	—	23,545
Balance as of January 31, 2021	264	448,417	(2,094)	916,683	(27,029)	1,336,241
Equity awards exercised/vested, net	—	(5,172)	—	—	5,172	—
Share-based compensation expense	—	17,424	—	—	—	17,424
Taxes paid for net share settlements	—	(4,340)	—	—	—	(4,340)
Other comprehensive loss, net	—	—	(12,435)	—	—	(12,435)
Repurchases of common stock	—	—	—	—	(17,300)	(17,300)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	200,593	—	200,593
Balance as of January 31, 2022	264	456,329	(14,529)	1,117,005	(39,157)	1,519,912
Equity awards exercised/vested, net	—	(10,287)	—	—	10,287	—
Share-based compensation expense	—	32,475	—	—	—	32,475
Taxes paid for net share settlements	—	(9,805)	—	—	—	(9,805)
Other comprehensive loss, net	—	—	2,876	—	—	2,876
Repurchases of common stock	—	—	—	—	(26,949)	(26,949)
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	(133,061)	—	(133,061)
Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to G-III Apparel Group, Ltd.	$(133,061)	$200,593	$23,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	27,762	27,626	38,625
Loss on disposal of fixed assets	210	136	1,079
Non-cash operating lease costs	54,492	43,351	71,368
Asset impairments and gain on lease terminations	349,686	1,455	17,873
Dividend received from unconsolidated affiliate	—	(1,352)	2,695
Equity (gain)/loss in unconsolidated affiliates	(674)	(8,118)	(601)
Change in fair value of equity investment	(1,258)	(1,636)	—
Share-based compensation	32,475	17,424	6,137
Deferred financing charges and debt discount amortization	10,239	9,677	10,014
Extinguishment of deferred financing costs	—	—	6,503
Deferred income taxes	(55,147)	21,117	24,844
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	(27,071)	—	—
Non-cash gain on fair value of prior minority ownership of Fabco	—	—	(2,693)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,990)	(112,814)	38,900
Inventories	(163,671)	(95,652)	143,525
Income taxes, net	12,588	9,742	(13,795)
Prepaid expenses and other current assets	(11,398)	8,373	24,514
Other assets, net	1,520	752	(663)
Customer refund liabilities	2,972	(12,567)	(136,436)
Operating lease liabilities	(56,092)	(46,922)	(86,448)
Accounts payable, accrued expenses and other liabilities	(107,181)	124,613	(94,228)
Net cash provided by (used in) operating activities	(104,599)	185,798	74,758
Cash flows from investing activities
Operating lease assets initial direct costs	(84)	—	(4,093)
Investment in e-commerce retailer	(25,000)	(25,000)	—
Investment in equity securities	(22,378)	—	—
Sale of equity securities	22,434	—	—
Sale of portion of investment in e-commerce retailer	—	5,000	—
Capital expenditures	(21,528)	(18,261)	(16,035)
Acquisition of KLH, net of cash acquired	(168,592)	—	—
Acquisition of other foreign business, net of cash acquired	(2,810)	—	—
Investment in brand acquisition	—	(13,244)	—
Net cash used in investing activities	(217,958)	(51,505)	(20,128)
Cash flows from financing activities
Repayment of borrowings - revolving credit facility	(507,166)	—	(1,291,424)
Proceeds from borrowings - revolving credit facility	587,254	—	1,291,424
Repayment of borrowings - foreign facilities	(75,496)	(1,483)	—
Proceeds from borrowings - foreign facilities	83,794	—	—
Repayment of borrowings - unsecured term loan	—	(549)	(300,530)
Proceeds from borrowings - unsecured term loan	—	230	8,883
Proceeds from borrowings - senior secured notes	—	—	400,000
Payment of financing costs	—	—	(13,551)
Proceeds from exercise of equity awards	—	—	297
Purchase of treasury shares	(26,949)	(17,300)	—
Taxes paid for net share settlements	(9,805)	(4,340)	(324)
Net cash provided by (used in) financing activities	51,632	(23,442)	94,775
Foreign currency translation adjustments	(3,407)	3,199	5,157
Net increase (decrease) in cash and cash equivalents	(274,332)	114,050	154,562
Cash and cash equivalents at beginning of year	465,984	351,934	197,372
Cash and cash equivalents at end of year	$191,652	$465,984	$351,934
Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$44,108	$54,393	$16,418
Income tax payments, net	$38,071	$39,821	$1,971
Stock received from licensing agreement	$—	$4,831	$—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023, 2022 and 2021

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that is 75% owned by the Company and is treated as a consolidated majority-owned subsidiary. In October 2021, the Company purchased Sonia Rykiel, a wholly-owned operating subsidiary. The results of Sonia Rykiel are included in our consolidated financial statements beginning in the fourth quarter of fiscal 2022. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by the Company through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that was 49% owned by the Company and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. All material intercompany balances and transactions have been eliminated. The results of KLH are included in the Company’s consolidated financial statements beginning May 31, 2022.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, Fabco and Sonia Rykiel, which the Company purchased in October 2021, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are included in the financial statements for the year ended or ending closest to the Company’s fiscal year end. For example, with respect to the Company’s results for the year ended January 31, 2023, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the year ended December 31, 2022. For the year ended December 31, 2022, the results of KLH, which includes KLNA, are included for the period from July 1, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from February 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. For fiscal 2023 and 2022, the retail operations segment reported based on a 52-week fiscal year.

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

Variable consideration is estimated based on historical experience, current contractual requirements, specific known events and industry trends. The reserves for variable consideration are recorded as customer refund liabilities. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined that it was impractical to apply this change in accounting principle retrospectively due to a lack of available information. As a result, the Company applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease of $0.3 million in both inventories and retained earnings. The change in accounting principle did not have a material effect on the Company’s consolidated financial statements as of and for the year ended January 31, 2023.

Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.

6.  Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is subject to annual impairment tests using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets. During fiscal 2023, the Company recorded a $347.2 million non-cash impairment charge to fully impair the carrying value of its goodwill. See Note 7 – Intangible Assets.

7.  Leases

The Company accounts for its leases in accordance with ASC Topic 842 – Leases (“ASC 842”). The Company determines if an arrangement is, or contains, a lease at contract inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For leases with an initial term greater than 12 months, a lease liability is recorded on the balance sheet at the present value of future payments discounted at the incremental borrowing rate (discount rate) corresponding with the lease term. An operating lease asset is recorded based on the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. The difference between the minimum rents paid and the straight-line rent (deferred rent) is reflected within the associated operating lease asset. The Company has elected to account for lease and non-lease components as a single component.

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

In fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 11,000 and 182,000 shares of common stock have been excluded from the diluted net income per share calculation for the years ended January 31, 2022 and 2021, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued no shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2023, 2022 and 2021, respectively. Instead, the Company re-issued 387,792, 194,965 and 367,290 treasury shares in connection with the vesting of equity awards in fiscal 2023, 2022 and 2021, respectively.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Year Ended January 31,
	2023	2022	2021

	(In thousands, except share and per share amounts)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$(133,061)	$200,593	$23,545
Basic net income (loss) per share:
Basic common shares	47,653	48,426	48,242
Basic net income (loss) per share	$(2.79)	$4.14	$0.49

Diluted net income (loss) per share:
Basic common shares	47,653	48,426	48,242
Dilutive restricted stock unit awards and stock options	—	1,090	539
Diluted common shares	47,653	49,516	48,781
Diluted net income (loss) per share	$(2.79)	$4.05	$0.48

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their grant date fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and generally (i) cliff vest after three years or (ii) vest over a three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSU’s generally vest over a two to five year period. Performance stock units (“PSU’s”) were granted to executives beginning in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. RSU’s and employee stock options are expensed on a straight-line basis. PRSU’s are expensed under the accelerated attribution method. PSU’s are expensed under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

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

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $187.6 million, $130.2 million and $111.8 million for the years ended January 31, 2023, 2022 and 2021, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $131.6 million, $93.1 million and $55.3 million for the years ended January 31, 2023, 2022 and 2021, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $8.3 million and $6.7 million at January 31, 2023 and 2022, respectively.

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2023	2022	2023	2022

		(In thousands)
Secured Notes	1	$400,000	$400,000	$380,000	$422,020
Revolving credit facility	2	80,087	—	80,087	—
Note issued to LVMH	3	121,202	114,255	119,426	110,123
Unsecured loans	2	10,866	8,367	10,866	8,367
Overdraft facilities	2	3,657	2,903	3,657	2,903
Foreign credit facility	2	7,792	—	7,792	—

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of January 31, 2023. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores. During fiscal 2022, the Company recorded a $1.5 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores. During fiscal 2021, the Company recorded a $20.1 million impairment charge primarily related to operating lease assets, leasehold improvements and furniture and fixtures at certain Wilsons Leather and G.H. Bass stores, primarily due to the Company’s retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no new accounting guidance adopted during the year ended January 31, 2023.

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

The liability recorded in connection with variable consideration, except for cooperative advertising, has been classified as a current liability under “customer refund liabilities” on the consolidated balance sheets. The Company classifies cooperative advertising as a reduction of net sales in the consolidated statements of operations and comprehensive income (loss). Costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of product under the Karl Lagerfeld Paris brand from our retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc and Vilebrequin trademarks owned by the Company. As of January 31, 2023, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, G.H. Bass, Karl Lagerfeld Paris, Andrew Marc and Wilsons Leather businesses. Prior to completion of the retail restructuring in fiscal 2021, retail stores primarily consisted of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. The Company’s Wilsons Leather and G.H. Bass stores were closed in fiscal 2021 as a result of the retail restructuring. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2023 and 2022, customer refund liabilities amounted to $89.8 million and $86.8 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.1 million at both January 31, 2023 and 2022. The Company recognized $4.0 million in revenue for the year ended January 31, 2023 which related to contract liabilities that existed at January 31, 2022. There were no contract assets recorded as of January 31, 2023 and January 31, 2022. Substantially all of the advance payments from licenses as of January 31, 2023 are expected to be recognized as revenue within the next twelve months.

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

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2023 and 2022 were:

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$692,033	$1,227	$693,260
Allowance for doubtful accounts	(18,237)	(60)	(18,297)
Accounts receivable, net	$673,796	$1,167	$674,963

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$620,737	$2,166	$622,903
Allowance for doubtful accounts	(17,307)	(84)	(17,391)
Accounts receivable, net	$603,430	$2,082	$605,512

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

The Company had the following activity in its allowance for credit losses:

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2022	$(17,307)	(84)	(17,391)
Provision for credit losses	(1,002)	24	(978)
Accounts written off as uncollectible	72	—	72
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)

	January 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2021	$(17,429)	$(30)	$(17,459)
Provision for credit losses	(103)	(54)	(157)
Accounts written off as uncollectible	225	—	225
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $19.2 million and $18.9 million at January 31, 2023 and 2022, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2023 and 2022.

Inventory held on consignment by the Company’s customers totaled $6.6 million and $4.5 million at January 31, 2023 and 2022, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2023	2022

		(In thousands)
Machinery and equipment	5 years	$2,437	$1,882
Leasehold improvements	3-13 years	83,768	77,491
Furniture and fixtures	3-10 years	130,340	102,813
Computer equipment and software	2-5 years	52,293	43,484
		268,838	225,670
Less: accumulated depreciation		(215,096)	(176,865)
		$53,742	$48,805

Depreciation expense was $23.5 million, $23.6 million and $34.0 million for the years ended January 31, 2023, 2022 and 2021, respectively. For the year ended January 31, 2023, the Company recorded a $1.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain DKNY and Karl Lagerfeld Paris stores as a result of the performance of these stores. For the year ended January 31, 2022, the Company recorded a $1.3 million impairment charge related to leasehold improvements and furniture and fixtures of certain DKNY and Karl Lagerfeld Paris stores as a result of the performance of these stores. For the year ended January 31, 2021, the Company recorded an $0.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY stores as a result of the performance of these stores.

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

NOTE 6 — LEASES

The Company accounts for its leases in accordance with ASC 842. The Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component.

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

The Company’s lease assets and liabilities as of January 31, 2023 and 2022 consist of the following:

Leases	Classification	January 31, 2023	January 31, 2022

		(In thousands)
Assets
Operating	Operating lease assets	$239,665	$169,595
Total lease assets		$239,665	$169,595

Liabilities
Current operating	Current operating lease liabilities	$52,917	$42,763
Noncurrent operating	Noncurrent operating lease liabilities	204,974	142,868
Total lease liabilities		$257,891	$185,631

During fiscal 2023, the Company recorded a $0.7 million impairment charge related to the operating lease assets at certain DKNY stores as a result of the performance at these stores. During fiscal 2022, the Company recorded a $0.2 million impairment charge related to the operating lease assets at certain Vilebrequin and DKNY stores as a result of the performance at these stores. During fiscal 2021, the Company recorded a $19.4 million impairment charge related to the operating lease assets at certain Wilsons Leather and G.H. Bass stores, primarily due to the retail restructuring, as well as at certain DKNY and Vilebrequin stores as a result of the performance at these stores The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date of each lease in determining the present value of lease payments.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded lease costs of $64.9 million, $55.7 million and $92.4 million during the years ended January 31, 2023, 2022 and 2021, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recorded variable lease costs and short-term lease costs of $17.1 million, $10.5 million and $6.7 million for the years ended January 31, 2023, 2022 and 2021, respectively. Short-term lease costs are immaterial.

As of January 31, 2023, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2028 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2024	$70,448
2025	63,918
2026	52,971
2027	42,257
2028	35,158
After 2028	53,389
Total lease payments	$318,141
Less: Interest	60,250
Present value of lease liabilities	$257,891

As of January 31, 2023, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2023, the weighted average remaining lease term related to operating leases is 5.5 years. The weighted average discount rate related to operating leases is 7.8%.

Cash paid for amounts included in the measurement of operating lease liabilities is $69.8 million and $60.1 million as of January 31, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for lease obligations were $126.8 million and $30.8 million during the years ended January 31, 2023 and 2022, respectively.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2023	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,955	$(17,314)	$1,641
Customer relationships	15-17 years	52,392	(22,931)	29,461
Other	5-10 years	8,583	(4,843)	3,740
Total finite-lived intangible assets		$79,930	$(45,088)	$34,842
Indefinite-lived intangible assets
Trademarks				628,156
Total indefinite-lived intangible assets				628,156
Total intangible assets, net				$662,998

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2022	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,334	$(17,113)	$2,221
Customer relationships	15-17 years	48,240	(20,224)	28,016
Other	5-10 years	8,534	(7,410)	1,124
Total finite-lived intangible assets		$76,108	$(44,747)	$31,361
Indefinite-lived intangible assets
Goodwill				262,527
Trademarks				453,329
Total indefinite-lived intangible assets				715,856
Total intangible assets, net				$747,217

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $3.9 million, $3.7 million and $4.3 million for the years ended January 31, 2023, 2022 and 2021, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2024	$4,267
2025	4,115
2026	4,050
2027	3,776
2028	3,206

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

Changes in the amounts of goodwill for each of the years ended January 31, 2023 and 2022 are summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2021	$263,135	—	263,135
Acquisition of Sonia Rykiel	1,518	—	1,518
Currency translation	(2,126)	—	(2,126)
January 31, 2022	262,527	—	262,527
Acquisition of Karl Lagerfeld	84,336	—	84,336
Acquisition of other foreign business	3,523	—	3,523
Impairment	(347,172)	—	(347,172)
Currency translation	(3,214)	—	(3,214)
January 31, 2023	$—	$—	$—

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

Fiscal 2023 Annual Goodwill Impairment Test

The Company performed its annual test of its wholesale reporting unit as of January 31, 2023 by electing to bypass the qualitative assessment and proceed directly to the quantitative impairment test using a discounted cash flows method to estimate the fair value of its wholesale reporting unit. The Company made this election due to its decline in market capitalization.

The fair value of the wholesale reporting unit for goodwill impairment testing was determined using an income approach and validated using a market approach. The income approach was based on discounted projected future (debt-free) cash flows for the reporting unit. The discount rate applied to these cash flows was based on the weighted average cost of capital for the wholesale reporting unit, which takes market participant assumptions into consideration, inclusive of a Company-specific 7.5% risk premium to account for the additional risk of uncertainly perceived by market participants related to the Company’s overall cash flows. Estimated future operating cash flows were discounted at a rate of 17.5% to account for the relative risks of the estimated future cash flows. For the market approach, used to validate the results of the income approach method, the Company used the guideline company method, which analyzes market multiples of adjusted earnings before interest, taxes, depreciation and amortization for a group of comparable public companies.

As a result of the Company’s fiscal 2023 annual impairment test, the Company recorded a $347.2 million non-cash impairment charge during its fourth quarter of fiscal 2023 to fully impair the carrying value of its goodwill, which was included in assets impairments and gain on lease terminations in the Company’s consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to the Company’s wholesale operations segment.

Fiscal 2022 and Fiscal 2021 Annual Goodwill Impairment Test

The Company performed its annual tests of its wholesale reporting unit using a qualitative review as of January 31, 2022 and 2021 and determined that no impairment existed at those dates. The results of the Company’s annual tests determined that the estimated fair values of its wholesale reporting unit were substantially in excess of its carrying value.

Fiscal 2023 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2023 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. The Company determined that the fair values of each of its indefinite-lived intangible assets substantially exceeded its carrying value and, therefore, there were no impairments identified as of January 31, 2023 as a result of these tests.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2022 and Fiscal 2021 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks using a qualitative review as of January 31, 2022 and 2021 and determined that no impairment existed at those dates. The results of the Company’s annual tests determined that the estimated fair values of its indefinite-lived trademarks were substantially in excess of their carrying values.

The Company’s indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademarks that were acquired in fiscal 2017 and the Karl Lagerfeld trademark that was acquired in fiscal 2023.

The fair value of the Company’s goodwill and indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

NOTE 8 — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2023	January 31, 2022

	(in thousands)
Secured Notes	$400,000	$400,000
Revolving credit facility	80,087	—
Note issued to LVMH	125,000	125,000
Unsecured loans	10,866	8,367
Overdraft facilities	3,657	2,903
Foreign credit facility	7,792	—
Subtotal	627,402	536,270
Less: Net debt issuance costs (1)	(4,246)	(5,944)
Debt discount	(3,798)	(10,745)
Current portion of long-term debt	(135,518)	(4,237)
Total	$483,840	$515,344
(1)	Does not include the debt issuance costs, net of amortization, totaling $4.0 million and $5.6 million as of January 31, 2023 and 2022, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

In August 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under the Company’s prior term loan facility (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the LVMH Note is not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and certain of its subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of December 31, 2022, interest under the ABL Credit Agreement was being paid at an average rate of 5.31% per annum.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2023, the Company was in compliance with these covenants.

As of January 31, 2023, the Company had $80.1 million borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of January 31, 2023, there were outstanding trade and standby letters of credit amounting to $5.2 million and $3.4 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of DKNY and Donna Karan, the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in the Company’s consolidated balance sheet as of January 31, 2023.

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

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2023, the Company had an aggregate outstanding balance of €10.1 million ($10.9 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2023, TRB had an aggregate of €3.4 million ($3.7 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of January 31, 2023, KLH had €7.3 million ($7.8 million) of borrowings outstanding under this credit facility.

Future Debt Maturities

As of January 31, 2023, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2027 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2024	$219,403
2025	2,797
2026	402,313
2027	1,489
2028 and thereafter	1,400

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2023	January 31, 2022

	(in thousands)
Accrued bonuses	$16,831	$50,119
Other accrued expenses	98,755	78,005
Total	$115,586	$128,124

NOTE 9 — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2023	2022	2021

	(In thousands)
Current
Federal	$27,982	$39,283	$(15,828)
State and city	8,278	4,484	(491)
Foreign	14,647	5,991	3,803
	50,907	49,758	(12,516)
Deferred
Federal	(50,764)	17,090	22,770
State and city	(4,457)	2,116	3,364
Foreign	526	1,911	(1,415)
	(54,695)	21,117	24,719
Income tax expense (benefit)	$(3,788)	$70,875	$12,203
Income (loss) before income taxes
United States	$(106,086)	$234,034	$37,727
Non-United States	(32,084)	36,942	(2,001)
	$(138,170)	$270,976	$35,726

The United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which includes various income tax provisions aimed at providing economic relief. One of those provisions allows any loss generated in fiscal 2021 to be carried back to each of the 5 taxable years preceding the taxable year of such a loss. The Company elected to use this relief and carried back the fiscal 2021 tax loss to a tax year with a 35% federal rate. Additionally, the CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore be also eligible for 100 percent first-year bonus depreciation. The Company has elected to take 100% bonus depreciation for all qualified improvement property.

Effective January 1, 2018, the Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. parent company to current tax on its global intangible low-taxed income (“GILTI”). For fiscal 2023, the Company has elected to treat the tax effect of GILTI as a current period expense.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax asset at January 31, 2023 and 2022 are summarized as follows:

	2023	2022

	(In thousands)
Deferred income tax assets:
Compensation	$879	$1,807
Inventory	12,197	7,918
Provision for bad debts and sales allowances	15,237	15,972
Supplemental employee retirement plan	688	710
Net operating loss	33,749	10,949
Operating lease liability	56,519	32,721
Foreign tax credit carryforward	3,865	2,805
Section 174 R&D amortization	478	—
Other	—	782
Gross deferred income tax assets	123,612	73,664
Less: valuation allowance	(33,087)	(14,481)
Net deferred income tax assets	90,525	59,183
Deferred income tax liabilities:
Depreciation and amortization	(6,268)	(56,901)
Intangibles	(48,760)	(9,576)
Operating lease asset	(50,995)	(27,272)
Accrued expenses	(57)	(59)
Prepaid expenses and other	(2,279)	(1,826)
Other	(560)	—
Total deferred income tax liabilities	(108,919)	(95,634)
Net deferred tax liabilities	$(18,394)	$(36,451)

The total undistributed earnings of the Company’s foreign subsidiaries are approximately $155 million for the fiscal year ended January 31, 2023. Upon distribution of those earnings in the form of dividends, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of undistributed foreign earnings. Those earnings are considered indefinitely reinvested. Even though the undistributed earnings could have been distributed back generally without U.S. federal income tax as a result of the one-time transition tax under the TCJA regime, the Company does not expect to change its indefinite reinvestment categorization with respect to those earnings.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2023	2022	2021
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of Federal tax benefit	(2.1)	2.0	(0.6)
Permanent differences	(2.1)	2.8	6.6
U.S. tax on foreign earnings(1)	(6.0)	1.5	6.2
Foreign tax rate differential	1.2	—	(0.3)
Share-based payments	(0.1)	—	12.5
Foreign tax credit	7.9	(3.4)	(7.3)
Valuation allowance	(3.1)	0.8	13.7
Net operating loss carryback	—	—	(18.6)
Goodwill Impairment	(17.3)	—	—
Non-taxable capital gain	5.1	—	—
Other, net	(1.8)	1.5	1.0
Actual provision for income taxes	2.7%	26.2%	34.2%
(1)	Prior year U.S. tax on foreign earnings has been reclassed for presentation purposes.

The Company’s effective tax rate decreased 23.5% percent in fiscal 2023 compared to fiscal 2022. This decrease in the Company’s effective tax rate is primarily the result of the Company’s charges related to goodwill impairment of $347.2 million which significantly decreased pretax book income in relation to its tax expense. The Company’s effective tax rate decreased 8.0% percent in fiscal 2022 as compared to fiscal 2021. The decrease in the Company’s fiscal 2022 effective tax rate compared to the fiscal 2021 effective tax rate is primarily the result of the Company’s significant increase in pretax book income in relation to its tax expense.

At January 31, 2023, the Company had state net operating loss carryforwards of $4.7 million that expire at various times beginning in 2023. In addition, the Company had foreign net operating loss carryforwards of $28.9 million, some jurisdictions having indefinite expirations. The Company also has federal foreign tax credit carryforwards of $3.9 million, which expire beginning in 2030.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2023, the Company recorded an additional valuation allowance of $18.6 million against its deferred tax assets, of which $14 million relates to opening balance sheet adjustments on the Karl Lagerfeld acquisition and $4.6 million relates to standalone state tax losses and foreign retail losses.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2023	2022	2021

	(In thousands)
Balance at February 1,	$2,442	$2,293	$2,111
Additions based on tax positions related to the current year	245	—	—
Additions for tax positions of prior years	895	595	182
Lapses of statues of limitations	—	(446)	—
Balance at January 31,	$3,582	$2,442	$2,293

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2023, there was an increase in the unrecognized tax position reserve of $1.1 million related to state and local income tax return filings.

The Company’s policy on classification is to include interest in interest and financing charges, net and penalties in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The Company and certain of its subsidiaries are subject to U.S. Federal income tax as well as the income tax of multiple state, local, and foreign jurisdictions.

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2014 and forward. The Company is currently under audit examination by New York, New Jersey and France for fiscal years 2016 through 2019. The Company believes that it is reasonably possible there will be no change to its unrecognized income tax position reserves during the next twelve months due to the applicable statues of limitations.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $162.9 million, $145.1 million and $116.8 million for the years ended January 31, 2023, 2022 and 2021, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $45.2 million, $41.2 million and $29.5 million for the years ended January 31, 2023, 2022 and 2021, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2024	127,542
2025	88,412
2026	63,839
2027	29,206
2028	6,490
Thereafter	—
$315,489

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

Beginning February 1, 2018, the Company began paying duties based on the new valuation method. Cumulative amounts paid and deferred through January 31, 2023, related to the higher dutiable values, were CAD$15.5 million ($11.5 million).

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

In accordance with the Tribunal ruling, G-III Canada has received a refund from the CBSA of CAD$1.5 million ($1.1 million), including interest and net of the design assist, for amounts paid by G-III Canada between February 1, 2014 and January 31, 2018. G-III Canada has filed adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments are expected to result in a refund of duty and interest of approximately CAD$13.2 million ($9.8 million) after deductions for the design assist and related interest. The bond issued by G-III Canada in March 2018 has been released back to the Company.

NOTE 11 — STOCKHOLDERS’ EQUITY

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

During fiscal 2023, pursuant to this program, the Company acquired 1,587,581 shares of its common stock for an aggregate purchase price of $26.9 million. During fiscal 2022, pursuant to this program, the Company acquired 656,213 shares of its common stock for an aggregate purchase price of $17.3 million. No shares of common stock were acquired pursuant to this program during fiscal 2021. As of January 31, 2023, we had 8,412,419 authorized shares remaining under this program.

Long-Term Incentive Plan

As of January 31, 2023, the Company had 2,214,053 shares available for grant under its long-term incentive plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees. Restricted stock units (“RSU’s”) generally (i) cliff vest after three years or (ii) vest over a three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. Performance stock units (“PSU’s”) were granted to executives beginning in fiscal 2020 and generally vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Performance Based Restricted Stock Units

	Restricted Stock Units		Performance Based Restricted Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2020	242,943	$37.95	1,058,710	$36.15
Granted	1,280,664	$10.25	—	$—
Vested	(107,917)	$37.96	(279,053)	$32.43
Cancelled	(22,422)	$39.41	(312,827)	$42.41
Unvested as of January 31, 2021	1,393,268	$12.47	466,830	$34.17
Granted	326,791	$31.52	176,212	$31.43
Vested	(201,260)	$20.43	(125,934)	$30.23
Cancelled	(2,650)	$33.46	—	$—
Unvested as of January 31, 2022	1,516,149	$15.48	517,108	$34.20
Granted	1,076,509	$26.88	308,317	$31.42
Vested	(656,814)	$29.11	(78,998)	$35.77
Cancelled	(17,599)	$31.21	(261,898)	$35.60
Unvested as of January 31, 2023	1,918,245	$17.07	484,529	$31.41

Restricted Stock Units

RSU’s are time based awards that do not have market or performance conditions and (i) cliff vest after three years or (ii) vest over a three year period.  The grant date fair value for RSU’s are based on the quoted market price on the date of grant.  Compensation expense for RSU’s is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

Performance Based Restricted Stock Units

Performance based restricted stock units consist of both PRSU’s and PSU’s.

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

Performance stock units (“PSU’s”) were granted to executives beginning in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSU’s granted to executives in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSU’s are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $32.5 million, $17.4 million and $6.1 million in share-based compensation expense for the years ended January 31, 2023, 2022 and 2021 respectively, related to restricted stock unit grants. At January 31, 2023, 2022 and 2021, unrecognized costs related to the restricted stock units totaled $20.8 million, $21.2 million and $12.9 million, respectively. The total fair value of awards for which restrictions lapsed was $20.4 million, $10.8 million and $5.0 million as of January 31, 2023, 2022 and 2021, respectively.

Stock Options

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	10,000	$18.11	18,245	$23.63	39,311	$18.51
Exercised	—	$—	—	$—	(21,066)	$14.07
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	(10,000)	$18.11	(8,245)	$30.32	—	$—
Stock options outstanding at end of year	—	$—	10,000	$18.11	18,245	$23.63
Exercisable	—	$—	10,000	$18.11	18,245	$23.63

Compensation expense for employee stock options is recognized in the consolidated financial statements over the service period (generally the vesting period) based on their fair value. Stock options are valued using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk-free interest rates. These assumptions reflect management’s best estimates. Changes in these inputs and assumptions can materially affect the estimate of fair value and the amount of our compensation expense for stock options. No stock options were granted during the years ended January 31, 2023, January 31, 2022 and January 31, 2021.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

There were no stock options outstanding at January 31, 2023.

There were no stock options exercised during the years ended January 31, 2023 and January 31, 2022.

The Company did not recognize compensation expense for year ended January 31, 2023 and January 31, 2022 related to stock options. The Company recognized $0.1 million in compensation expense for the year ended January 31, 2021 related to stock options.

NOTE 12 — CONCENTRATION

Two customers in the wholesale operations segment accounted for approximately 21.6% and 15.4%, respectively, of the Company’s net sales for the year ended January 31, 2023. Three customers in the wholesale operations segment accounted for approximately 23.9%, 14.8% and 12.7%, respectively, of the Company’s net sales for the year ended January 31, 2022. Two customers in the wholesale operations segment accounted for approximately 20.9% and 12.9%, respectively, of the Company’s net sales for the year ended January 31, 2021. Four customers in the wholesale operations segment accounted for approximately 22.9%, 13.2%, 12.3% and 11.5%, respectively, of the Company’s net accounts receivable as of January 31, 2023. Three customers in the wholesale operations segment accounted for approximately 26.4%, 15.5% and 11.3%, respectively, of the Company’s net accounts receivable as of January 31, 2022.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $4.0 million, $0.3 million and $1.5 million for the years ended January 31, 2023, 2022 and 2021, respectively. Effective May 2020, the Company temporarily suspended 401(k) matching contributions due to the COVID-19 pandemic. The Company reinstated 401(k) matching contributions effective January 1, 2022.

NOTE 14 — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products under the Company’s owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of the Karl Lagerfeld Paris brand from retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass and Andrew Marc and Sonia Rykiel. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which, prior to the completion of the retail restructuring in fiscal 2021, consisted primarily of Wilsons Leather, G.H. Bass, DKNY and Karl Lagerfeld Paris stores, substantially all of which are operated as outlet stores. Sales through Company-owned digital channels, with the exception of Vilebrequin, are also included in the retail operations segment. As a result of the restructuring of the Company’s retail operations, the Company closed its Wilsons Leather, G.H. Bass and Calvin Klein Performance retail stores during fiscal 2021. After completion of the restructuring, the Company’s retail operations segment consists of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H Bass, Andrew Marc and Wilsons Leather.

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2023
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,160,025	$137,231	$(70,528)	$3,226,728
Cost of goods sold	2,127,318	68,801	(70,528)	2,125,591
Gross profit	1,032,707	68,430	—	1,101,137
Selling, general and administrative expenses	736,820	96,331	—	833,151
Depreciation and amortization	23,980	3,782	—	27,762
Asset impairments and gain on lease terminations	347,722	1,964	—	349,686
Operating profit (loss)	$(75,815)	$(33,647)	$—	$(109,462)

	January 31, 2022
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,710,787	$117,656	$(61,905)	$2,766,538
Cost of goods sold	1,782,533	57,721	(61,905)	1,778,349
Gross profit	928,254	59,935	—	988,189
Selling, general and administrative expenses	567,949	80,066	—	648,015
Depreciation and amortization	24,023	3,603	—	27,626
Asset impairments and gain on lease terminations	368	1,087	—	1,455
Operating profit (loss)	$335,914	$(24,821)	$—	$311,093

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2021
	Wholesale	Retail	Elimination (1)	Total
Net sales	$1,916,763	$170,421	$(32,038)	$2,055,146
Cost of goods sold	1,229,548	113,194	(32,038)	1,310,704
Gross profit	687,215	57,227	—	744,442
Selling, general and administrative expenses	444,549	160,553	—	605,102
Depreciation and amortization	31,998	6,627	—	38,625
Asset impairments and gain on lease terminations	1,010	16,863	—	17,873
Operating profit (loss)	$209,658	$(126,816)	$—	$82,842
(2)	Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	January 31,
	2023	2022	2021

	(In thousands)
Licensed brands	$1,891,522	$1,820,491	$1,390,112
Proprietary brands	1,268,503	890,296	526,651
Wholesale net sales	$3,160,025	$2,710,787	$1,916,763

Licensed brands	$—	$39,604	$17,488
Proprietary brands	137,231	78,052	152,933
Retail net sales	$137,231	$117,656	$170,421

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2023	2022

	(In thousands)
Wholesale	$1,746,314	$2,073,834
Retail	127,047	111,517
Corporate	839,044	557,177
Total Assets	$2,712,405	$2,742,528

The total net sales and long-lived assets by geographic region are as follows:

	2023		2022		2021
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,609,710	$633,799	$2,365,919	$938,947	$1,755,791	$834,181
Non-United States	617,018	426,106	400,619	150,724	299,355	258,165
	$3,226,728	$1,059,905	$2,766,538	$1,089,671	$2,055,146	$1,092,346

Capital expenditures for locations outside of the United States totaled $10.5 million, $4.3 million and $3.0 million for the years ended January 31, 2023, 2022 and 2021, respectively.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — KARL LAGERFELD ACQUISITION

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

On May 31, 2022, the effective date of the acquisition, the Company’s previously held 19% investment in KLH and 49% investment in KLNA were remeasured at fair value using a market approach based on the purchase price of the acquisition and a discount for lack of control related to the Company’s previously held minority investment in KLH. As a result of this remeasurement, a non-cash gain of $27.1 million was recorded as of the effective date of the acquisition.

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

Purchase Price Consideration

The purchase price of $207.6 million, after taking into account certain adjustments, was paid from cash on hand. The purchase price has been revised to include adjustments in accordance with the Purchase Agreement.

The initial purchase price and the valuation of the prior minority ownership for the acquisition of KLH is as follows (in thousands):

Cash disbursed for the acquisition of KLH	$168,592
Plus: cash acquired	38,499
Plus: aggregate adjustments to purchase price	516
Initial purchase price	207,607
Plus: fair value of prior minority ownership	102,858
Total consideration	$310,465

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of the Purchase Price Consideration

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$38,499
Accounts receivable, net	28,449
Inventories	33,489
Prepaid income taxes	1,100
Prepaid expenses and other current assets	3,347
Property, plant and equipment, net	11,545
Operating lease assets	55,753
Goodwill	84,336
Trademarks	178,823
Customer relationships	4,294
Deferred income taxes	5,131
Other long-term assets	2,237
Total assets acquired	$447,003
Notes payable	3,606
Accounts payable	9,175
Accrued expenses	15,261
Operating lease liabilities	58,942
Income taxes payable	2,099
Deferred income taxes	42,222
Other long-term liabilities	5,233
Total liabilities assumed	$136,538
Total fair value of acquisition consideration	$310,465

During the year ended January 31, 2023, the Company recorded adjustments to the fair values of assets acquired and liabilities assumed at the date of acquisition based on additional information obtained. The Company recorded an additional $36.9 million in both total assets and total liabilities, primarily related to goodwill, deferred tax assets and liabilities, operating lease assets, inventories, accounts receivable, net, accounts payable, customer relationships and operating lease liabilities.

The Company recognized goodwill for tax purposes of approximately $84.3 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. The Company intends to make an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period for income tax purposes in the United States.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized approximately $5.6 million of acquisition related costs that were expensed in fiscal 2023 and fiscal 2022. The fiscal 2023 and fiscal 2022 acquisition and integration costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal years ended January 31, 2023 and January 31, 2022, respectively.

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

Net Sales, Operating Income and Pro Forma Impact of the Transaction

The amount of net sales and operating loss of KLH since the acquisition date included in the consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2023 were $129.4 million and ($75.6) million, respectively. The operating loss of KLH includes a $83.2 million non-cash impairment charge related to goodwill recognized during the fourth quarter of fiscal 2023.

The following table reflects the unaudited pro forma consolidated results of operations of the Company for the periods presented, as though the acquisition of KLH had occurred on February 1, 2021.

	Year Ended January 31,
	2023	2022

	(unaudited, in thousands, except per share amounts)
Net sales	$3,295,452	$2,931,583
Net income	(154,908)	219,108
Earnings per share:
Basic	(3.25)	4.52
Diluted	(3.25)	4.42

The pro forma adjustments are based upon available information and certain assumptions that the Company considers reasonable. The unaudited pro forma condensed combined financial data is based on preliminary estimates and assumptions set forth in the accompanying notes. Pro forma adjustments are necessary to reflect (i) the changes in depreciation and amortization expense resulting from fair value adjustments to intangible assets, (ii) amortization of the inventory fair value adjustment, (iii) expenses for incentive compensation arrangements acquired as part of the acquisition agreement, (iv) elimination of royalty expenses related to the Company’s license agreement with KLNA, (v) the taxation of G-III’s and KLH’s combined income as a result of the acquisition, as well as the tax effects related to such pro forma adjustments, (vi) the $27.1 million gain recorded to remeasure to fair value the previously held investments in KLH and KLNA as though the gain was recorded on February 1, 2021 and (vii) adjustments for accounting policy changes to conform to G-III’s presentation. The pro forma results do not include any realized or anticipated cost synergies or other effects of the integration of KLH. Accordingly, such pro forma amounts are not indicative of the results that actually would have occurred had the acquisition been completed on February 1, 2021, nor are they indicative of the future operating results of the combined company.

NOTE 16 — EQUITY INVESTMENTS

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid €32.5 million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. In May 2022, the Company

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired the remaining 81% interest in KLH that it did not previously own, and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. Prior to May 2022, the investment in KLH was accounted for under the equity method of accounting and was reflected in Investment in Unconsolidated Affiliates on the consolidated balance sheets at January 31, 2022.

Investment in KL North America

In June 2015, the Company entered into a joint venture agreement with Karl Lagerfeld Group BV (“KLBV”). The Company paid KLBV $25.0 million for a 49% ownership interest in KLNA. KLNA holds brand rights to all Karl Lagerfeld trademarks, including the Karl Lagerfeld Paris brand the Company currently uses, for all consumer products (except eyewear, fragrance, cosmetics, watches, jewelry, and hospitality services) and apparel in the United States, Canada and Mexico. In May 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. Prior to May 2022, the investment in KLNA was accounted for under the equity method of accounting and was reflected in Investment in Unconsolidated Affiliates on the consolidated balance sheets at January 31, 2022.

NOTE 17 — RELATED PARTY TRANSACTIONS

Transactions with E-Commerce Retailer

In fiscal 2023, the Company made a $25.0 million investment in an e-commerce retailer. The Company’s Chief Executive Officer and Executive Vice President indirectly own 1.4% of the e-commerce retailer through their ownership in a private investment partnership. The Company had no material transactions with the e-commerce retailer during the year ended January 31, 2023.

Transactions with Fabco

Prior to December 1, 2020, G-III owned a 49% ownership interest in Fabco and was considered a related party of Fabco. The Company sells inventory to Fabco and granted Fabco’s subsidiary the right to use certain Donna Karan and DKNY trademarks. In fiscal 2021, the Company sold $2.7 million in inventory to Fabco. The Company recorded $0.9 million of licensing revenue from Fabco during the period of fiscal 2021 prior to Fabco becoming a consolidated majority-owned subsidiary of the Company.

Transactions with KL North America

Prior to May 30, 2022, G-III owned a 49% ownership interest in KLNA and was considered a related party of KLNA (see Note 16). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $3.6 million during the period of February 1, 2022 through May 30, 2022 prior to KLNA becoming a consolidated indirect wholly-owned subsidiary of the Company. The Company incurred royalty and advertising expense of $8.1 million, $3.5 million for the years ended January 31, 2022 and 2021, respectively.

NOTE 18 — SUBSEQUENT EVENTS

In March 2023, the Company announced the signing of a long-term license with Authentic Brands Group for the Nautica brand in North America. The Company will produce across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to hit the floor in January 2024. The product is expected to be distributed in better department stores, digital channels and Nautica’s stores and website in North America and franchised stores globally.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2023, 2022 and 2021

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2023
Deducted from asset accounts
Allowance for doubtful accounts	$17,391	$978	$72	$18,297
Reserve for returns	30,821	31,944	32,155	30,610
Reserve for sales allowances (2)	55,967	155,388	152,205	59,150
	$104,179	$188,310	$184,432	$108,057
Year ended January 31, 2022
Deducted from asset accounts
Allowance for doubtful accounts	$17,459	$157	$225	$17,391
Reserve for returns	40,704	19,475	29,358	30,821
Reserve for sales allowances (2)	58,651	117,605	120,289	55,967
	$116,814	$137,237	$149,872	$104,179
Year ended January 31, 2021
Allowance for doubtful accounts	$710	$16,882	$133	$17,459
Reserve for returns	46,489	41,348	47,133	40,704
Reserve for sales allowances (2)	186,929	101,337	229,615	58,651
	$234,128	$159,567	$276,881	$116,814

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note 1 in the accompanying notes to consolidated financial statements for a description of sales allowances.

S-1