Form 10-Q
period 2023-04-30
G III APPAREL GROUP LTD /DE/
filed 2023-06-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

As of June 2, 2023, there were 45,593,524 shares of issuer’s common stock, par value $0.1 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$289,729	$438,411	$191,652
Accounts receivable, net of allowance for doubtful accounts of $18.8 million, $16.9 million and $18.3 million, respectively	494,601	573,613	674,963
Inventories	630,308	550,059	709,345
Prepaid income taxes	7,692	1,071	5,886
Prepaid expenses and other current assets	69,432	53,425	70,654
Total current assets	1,491,762	1,616,579	1,652,500
Investments in unconsolidated affiliates	27,585	89,827	24,467
Property and equipment, net	53,157	47,274	53,742
Operating lease assets	237,056	164,607	239,665
Other assets, net	52,183	54,132	52,644
Other intangibles, net	34,131	30,512	34,842
Deferred income tax assets, net	26,389	1,647	26,389
Trademarks	632,220	451,967	628,156
Goodwill	—	261,727	—
Total assets	$2,554,483	$2,718,272	$2,712,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$139,418	$4,554	$135,518
Accounts payable	140,064	215,489	169,508
Accrued expenses	99,092	94,359	115,586
Customer refund liabilities	69,408	78,052	89,760
Current operating lease liabilities	51,024	41,112	52,917
Income tax payable	8,234	17,060	14,875
Other current liabilities	863	1,358	905
Total current liabilities	508,103	451,984	579,069
Notes payable, net of discount and unamortized issuance costs	403,586	516,828	483,840
Deferred income tax liabilities, net	45,561	38,021	44,783
Noncurrent operating lease liabilities	202,406	139,686	204,974
Other noncurrent liabilities	15,325	12,998	15,141
Total liabilities	1,174,981	1,159,517	1,327,807

Redeemable noncontrolling interests	(945)	463	(850)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	472,474	460,999	468,712
Accumulated other comprehensive loss	(6,936)	(18,657)	(11,653)
Retained earnings	987,180	1,147,639	983,944
Common stock held in treasury, at cost - 3,802, 1,209 and 2,680 shares, respectively	(72,535)	(31,953)	(55,819)
Total stockholders' equity	1,380,447	1,558,292	1,385,448
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,554,483	$2,718,272	$2,712,405

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended April 30,
	2023	2022

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$606,589	$688,757
Cost of goods sold	356,788	442,718
Gross profit	249,801	246,039
Selling, general and administrative expenses	227,961	185,407
Depreciation and amortization	6,576	6,095
Operating profit	15,264	54,537
Other income (loss)	973	(2,708)
Interest and financing charges, net	(12,151)	(12,203)
Income before income taxes	4,086	39,626
Income tax expense	945	9,000
Net income	3,141	30,626
Less: Loss attributable to noncontrolling interests	(95)	(8)
Net income attributable to G-III Apparel Group, Ltd.	$3,236	$30,634

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.07	$0.64
Weighted average number of shares outstanding	46,286	48,016

Diluted:
Net income per common share	$0.07	$0.62
Weighted average number of shares outstanding	47,442	49,108

Net income	$3,141	$30,626
Other comprehensive income:
Foreign currency translation adjustments	4,715	(4,130)
Other comprehensive income (loss):	4,715	(4,130)
Comprehensive income	$7,856	$26,496
Comprehensive loss attributable to noncontrolling interests:
Net loss	(95)	(8)
Foreign currency translation adjustments	2	2
Comprehensive loss attributable to noncontrolling interests	(93)	(6)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$7,763	$26,490

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards exercised/vested, net	—	(53)	—	—	53	—
Share-based compensation expense	—	3,837	—	—	—	3,837
Taxes paid for net share settlements	—	(22)	—	—		(22)
Other comprehensive income, net	—	—	4,717	—	—	4,717
Repurchases of common stock	—	—	—	—	(16,769)	(16,769)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	3,236	—	3,236
Balance as of April 30, 2023	$264	$472,474	$(6,936)	$987,180	$(72,535)	$1,380,447

Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards exercised/vested, net	—	(7,204)	—	—	7,204	—
Share-based compensation expense	—	20,549	—	—	—	20,549
Taxes paid for net share settlements	—	(8,675)	—	—	—	(8,675)
Other comprehensive loss, net	—	—	(4,128)	—	—	(4,128)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	30,634	—	30,634
Balance as of April 30, 2022	$264	$460,999	$(18,657)	$1,147,639	$(31,953)	$1,558,292

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2023	2022

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$3,236	$30,634
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,576	6,095
Loss on disposal of fixed assets	393	24
Non-cash operating lease costs	14,902	11,852
Equity loss (gain) in unconsolidated affiliates	482	(676)
Change in fair value of equity securities	(1,009)	1,126
Share-based compensation	3,837	20,549
Deferred financing charges and debt discount amortization	2,640	2,494
Deferred income taxes	778	71
Changes in operating assets and liabilities:
Accounts receivable, net	180,362	31,898
Inventories	79,037	(37,904)
Income taxes, net	(8,448)	20,496
Prepaid expenses and other current assets	2,422	(9)
Other assets, net	448	62
Customer refund liabilities	(20,352)	(8,736)
Operating lease liabilities	(16,724)	(11,675)
Accounts payable, accrued expenses and other liabilities	(46,749)	(55,130)
Net cash provided by operating activities	201,831	11,171

Cash flows from investing activities
Operating lease assets initial direct costs	(52)	—
Investment in e-commerce retailer	—	(25,000)
Investment in equity interest of private company	(3,600)	—
Capital expenditures	(4,978)	(4,334)
Net cash used in investing activities	(8,630)	(29,334)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(85,400)	—
Proceeds from borrowings - revolving facility	5,313	—
Repayment of borrowings - foreign facilities	(36,073)	(356)
Proceeds from borrowings - foreign facilities	37,199	287
Purchase of treasury shares	(16,769)	—
Taxes paid for net share settlements	(22)	(8,675)
Net cash used in financing activities	(95,752)	(8,744)

Foreign currency translation adjustments	628	(666)
Net increase (decrease) in cash and cash equivalents	98,077	(27,573)
Cash and cash equivalents at beginning of period	191,652	465,984
Cash and cash equivalents at end of period	$289,729	$438,411

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$16,781	$17,236
Income tax payments, net	$9,176	$(11,694)

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that is 75% owned by the Company and is treated as a consolidated majority-owned subsidiary. In October 2021, the Company purchased Sonia Rykiel, a wholly-owned operating subsidiary. The results of Sonia Rykiel are included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2022. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by the Company through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that was 49% owned by the Company and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. All material intercompany balances and transactions have been eliminated. The results of KLH are included in the Company’s consolidated financial statements beginning May 31, 2022.

Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, KLH, Fabco and Sonia Rykiel, report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2023, the results of Vilebrequin, Fabco, KLH and Sonia Rykiel are included for the three-month period ended March 31, 2023. For the year ended December 31, 2022, the results of KLH, which includes KLNA, are included for the period from June 1, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from February 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53 week fiscal year. The Company’s three-month periods ended April 30, 2023 and 2022 were each 13-week periods for the retail operations segment. For fiscal 2024 and 2023, the three-month periods for the retail operations segment ended on April 29, 2023 and April 30, 2022, respectively.

The results for the three months ended April 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2023, April 30, 2022 and January 31, 2023 were:

	April 30, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$512,315	$1,118	$513,433
Allowance for doubtful accounts	(18,769)	(63)	(18,832)
Accounts receivable, net	$493,546	$1,055	$494,601

	April 30, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$589,233	$1,319	$590,552
Allowance for doubtful accounts	(16,858)	(81)	(16,939)
Accounts receivable, net	$572,375	$1,238	$573,613

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$692,033	$1,227	$693,260
Allowance for doubtful accounts	(18,237)	(60)	(18,297)
Accounts receivable, net	$673,796	$1,167	$674,963

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(532)	(3)	(535)
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2023	$(18,769)	$(63)	$(18,832)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	411	3	414
Accounts written off as uncollectible	38	—	38
Balance as of April 30, 2022	$(16,858)	$(81)	$(16,939)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(1,002)	24	(978)
Accounts written off as uncollectible	72	—	72
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $12.9 million, $16.4 million and $19.2 million as of April 30, 2023, April 30, 2022 and January 31, 2023, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $7.6 million, $5.9 million and $6.6 million at April 30, 2023, April 30, 2022 and January 31, 2023, respectively. Consignment inventory is held by the Company’s customers. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2023	2022	2023	2023	2022	2023

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$376,000	$416,000	$380,000
Revolving credit facility	2	—	—	80,087	—	—	80,087
Note issued to LVMH	3	123,019	115,926	121,202	121,476	112,306	119,426
Unsecured loans	2	11,212	7,845	10,866	11,212	7,845	10,866
Overdraft facilities	2	4,132	3,131	3,657	4,132	3,131	3,657
Foreign credit facility	2	8,462	—	7,792	8,462	—	7,792

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of April 30, 2023. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance of these stores.

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

The Company’s lease assets and liabilities as of April 30, 2023, April 30, 2022 and January 31, 2023 consist of the following:

Leases	Classification	April 30, 2023	April 30, 2022	January 31, 2023

		(In thousands)
Assets
Operating	Operating lease assets	$237,056	$164,607	$239,665

Liabilities
Current operating	Current operating lease liabilities	$51,024	$41,112	$52,917
Noncurrent operating	Noncurrent operating lease liabilities	202,406	139,686	204,974
Total lease liabilities		$253,430	$180,798	$257,891

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2023 primarily due to the acquisition of KLH. The Company recorded lease costs of $18.6 million and $14.1 million during the three months ended April 30, 2023 and 2022, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.9 million and $5.1 million for the three months ended April 30, 2023 and 2022, respectively. Short-term lease costs are immaterial.

As of April 30, 2023, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2028 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2024	$51,368
2025	67,036
2026	56,130
2027	45,065
2028	36,772
After 2028	57,057
Total lease payments	$313,428
Less: Interest	59,998
Present value of lease liabilities	$253,430

As of April 30, 2023, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2023, the weighted average remaining lease term related to operating leases is 5.4 years. The weighted average discount rate related to operating leases is 8.0%.

Cash paid for amounts included in the measurement of operating lease liabilities is $21.2 million and $15.0 million during the three months ended April 30, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for lease obligations were $10.5 million and $8.6 million during the three months ended April 30, 2023 and 2022, respectively.

NOTE 6 – KARL LAGERFELD ACQUISITION

On April 29, 2022, the Company entered into a share purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which the Company agreed to acquire, on the terms set forth and subject to the conditions set forth in the Purchase Agreement, the remaining 81% interest in KLH that it did not already own, for an aggregate consideration of €193.4 million (approximately $207.6 million) in cash, after taking into account certain adjustments. The acquisition closed on May 31, 2022. The Company funded the purchase price from cash on hand.

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

The Company recognized goodwill of approximately $84.3 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. The Company intends to make an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period for income tax purposes in the United States.

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

The Company recognized approximately $5.6 million of acquisition related costs that were expensed in fiscal 2023 and fiscal 2022. The fiscal 2023 and fiscal 2022 acquisition and integration costs were recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income for the fiscal years ended January 31, 2023 and 2022, respectively.

The estimates of fair value of assets acquired and liabilities assumed are preliminary and subject to change based on completion of certain working capital adjustments and the tax implications of the Company’s purchase price allocation. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition.

NOTE 7 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 302,200 and 113,300 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2023 and 2022, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2023	2022

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$3,236	$30,634
Basic net income per share:
Basic common shares	46,286	48,016
Basic net income per share	$0.07	$0.64

Diluted net income per share:
Basic common shares	46,286	48,016
Dilutive restricted stock unit awards and stock options	1,156	1,092
Diluted common shares	47,442	49,108
Diluted net income per share	$0.07	$0.62

NOTE 8 – NOTES PAYABLE

Long-term debt consists of the following:

	April 30, 2023	April 30, 2022	January 31, 2023

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	—	—	80,087
LVMH Note	125,000	125,000	125,000
Unsecured loans	11,212	7,845	10,866
Overdraft facilities	4,132	3,131	3,657
Foreign credit facility	8,462	—	7,792
Subtotal	548,806	535,976	627,402
Less: Net debt issuance costs (1)	(3,821)	(5,520)	(4,246)
Debt discount	(1,981)	(9,074)	(3,798)
Current portion of long-term debt	(139,418)	(4,554)	(135,518)
Total	$403,586	$516,828	$483,840
(1)	Does not include debt issuance costs, net of amortization, totaling $3.6 million, $5.2 million and $4.0 million as of April 30, 2023, April 30, 2022 and January 31, 2023, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The calculation of the interest rate under the ABL Credit Agreement has been revised as set forth in the next paragraph. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of April 30, 2023, interest under the ABL Credit Agreement was being paid at an average rate of 6.62% per annum.

On April 20, 2023, the Company amended the ABL Credit Agreement to replace LIBOR with the Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement will bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. The Company applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR.

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2023, the Company was in compliance with these covenants.

As of April 30, 2023, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of April 30, 2023, there were outstanding trade and standby letters of credit amounting to $7.8 million and $2.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. The Company has a total of $8.0 million of debt issuance costs related to the ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

LVMH Note

As a portion of the consideration for the acquisition of Donna Karan International (“DKI”), the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note is due and payable on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in the Company’s condensed consolidated balance sheet as of April 30, 2023.

ASC 820 requires the LVMH Note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount upon issuance of the LVMH Note. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2023, the Company had an aggregate outstanding balance of €10.3 million ($11.2 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, T.R.B International SA (“TRB”) entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2023, TRB had an aggregate of €3.8 million ($4.1 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of April 30, 2023, KLH had €7.8 million ($8.5 million) of borrowings outstanding under this credit facility.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, other than sales of product under the Karl Lagerfeld Paris brand from our retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel trademarks owned by the Company. As of April 30, 2023, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.1 million, $3.6 million and $5.1 million at April 30, 2023, April 30, 2022 and January 31, 2023, respectively. The Company recognized $3.6 million in revenue for the three months ended April 30, 2023 related to contract liabilities that existed at January 31, 2023. The Company recognized $3.7 million in revenue for the three months ended April 30, 2022 related to contract liabilities that existed at January 31, 2022. There were no contract assets recorded as of April 30, 2023, April 30, 2022 and January 31, 2023. Substantially all of the advance payments from licensees as of April 30, 2023 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three month periods indicated below:

	Three Months Ended April 30, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$586,903	$30,217	$(10,531)	$606,589
Cost of goods sold	352,470	14,849	(10,531)	356,788
Gross profit	234,433	15,368	—	249,801
Selling, general and administrative expenses	204,089	23,872	—	227,961
Depreciation and amortization	5,745	831	—	6,576
Operating profit (loss)	$24,599	$(9,335)	$—	$15,264

	Three Months Ended April 30, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$680,904	$27,885	$(20,032)	$688,757
Cost of goods sold	448,769	13,981	(20,032)	442,718
Gross profit	232,135	13,904	—	246,039
Selling, general and administrative expenses	161,808	23,599	—	185,407
Depreciation and amortization	5,414	681	—	6,095
Operating profit (loss)	$64,913	$(10,376)	$—	$54,537

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended
	April 30, 2023	April 30, 2022

	(In thousands)
Licensed brands	$298,005	$459,984
Proprietary brands	288,898	220,920
Wholesale net sales(1)	$586,903	$680,904

Licensed brands	$—	$13,928
Proprietary brands	30,217	13,957
Retail net sales	$30,217	$27,885

(1)	The Company acquired the remaining interests in KLH (the Karl Lagerfeld branded product) that it did not already own as of May 31, 2022. Net sales of Karl Lagerfeld product were included in licensed brand net sales of the wholesale operations segment through May 31, 2022. Subsequent to May 31, 2022, net sales of Karl Lagerfeld product are included in proprietary brands net sales of the wholesale operations segment.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2023, the Company issued no shares of common stock and utilized 2,001 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2022, the Company issued no shares of common stock and utilized 271,536 shares of treasury stock in connection with the vesting of equity awards.

NOTE 12 – CANADIAN CUSTOMS DUTY EXAMINATION

In accordance with a favorable ruling by the Canadian International Trade Tribunal, in fiscal 2023, G-III Canada received a refund from the Canada Border Service Agency (“CBSA”) of CAD$1.5 million ($1.1 million), including interest and net of a dutiable design assist, for amounts paid by G-III Canada to the CBSA between February 1, 2014 and January 31, 2018. G-III Canada has filed adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments are expected to result in a refund of duty and interest from the CBSA of approximately CAD$13.3 million ($9.8 million) plus related interest. These amounts are recorded within other assets, net on the condensed consolidated balance sheets.

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2023.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

In May 2023, the Company entered into a global twenty-five year master license agreement with Xcel Brands to design and produce all categories of men’s and women’s product for the Halston brand. The agreement provides for an initial term of five years, followed by a twenty-year period, as well as a purchase option at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in the fall of 2024. The product will be distributed globally through better department stores and digital channels.

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

Vilebrequin, KLH, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are, and will be, included in our financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2023, the results of Vilebrequin, Fabco, KLH and Sonia Rykiel are included for the three-month period ended March 31, 2023. We accounted for our investment in each of KLH and KLNA using the equity method of accounting through May 30, 2022. As of May 31, 2022, KLH is accounted for as our consolidated wholly-owned subsidiary and KLNA is an indirect wholly-owned subsidiary of ours. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2023 and 2022, the three-month period for the retail operations segment were each 13-week periods and ended on April 29, 2023 and April 30, 2022, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the recently amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our recent acquisition of the remaining interest in Karl Lagerfeld;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the war in Ukraine;

●	the global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the adoption of a national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings as was the case in the fourth quarter of fiscal 2023; and
●	risks related to our indebtedness.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We sell products under an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, Dockers, Nautica and Halston. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

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

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for the Nautica brand in North America.

We plan to produce products under the Nautica brand across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to begin in January 2024. The product is expected to be distributed in better department stores, digital channels and Nautica’s stores and website in North America and franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise. The Nautica brand joins our portfolio of some of the largest American brands in the world.

License Agreement for Halston Brand

In May 2023, we entered into a global twenty-five year master license with Xcel Brands, Inc. to design and produce all categories of men’s and women’s product for the Halston brand.

The agreement provides for an initial term of five years, followed by a twenty-year period, as well as a purchase option at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in the fall of 2024. The product will be distributed globally through better department stores and digital channels. We believe that significant opportunity exists in the better women’s apparel space where G-III has significant expertise. The Halston brand joins G-III’s portfolio of some of the largest American brands in the world.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and through digital channels. Our company-operated stores consist primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

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

The Federal Reserve raised interest rates multiple times in fiscal 2023, as well as thus far in fiscal 2024 in response to concerns about inflation and may continue to do so in the remainder of fiscal 2024. Higher interest rates increase the costs of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

Foreign currency fluctuation

Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. Dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the U.S. Dollar, primarily the Euro. Volatility in the global foreign currency exchange rates may have a negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the U.S. Dollar.

Supply Chain

In our two previous fiscal years, there were numerous factors disrupting the shipping industry that negatively affected transit times from our overseas suppliers, as well as our ability to ensure that we were able to import our product in a manner that allows for timely delivery to our customers.

More recently, shipping costs and transit times have returned to comparable, and in some cases lower than, pre-pandemic levels. We continue to monitor the transportation market for circumstances that may cause delays and negatively impact our ability to deliver product to our retail partners in a timely manner.

As a result of supply chain disruptions, in fiscal 2023, we accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. As a result, our inventory levels were, and continue to be, higher than in the comparable period of prior years.

Elevated inventory levels and disruptions in the shipping industry contributed to us incurring significant demurrage charges in fiscal 2023. We believe we have taken sufficient measures to ensure that we do not again incur these charges in our current fiscal year, including reducing product buys to account for current inventory levels, adjusting our production schedules and contracting with vendors to provide storage options domestically and overseas, if needed. We expect to have inventory levels that are higher than normal through the first half of fiscal 2024. As a result, we expect our warehouse operations may be less efficient and that we will continue to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024. In the third and fourth quarters of fiscal 2024, we expect our inventory levels to be reduced to more normalized levels and our warehouse capacity to be sufficient for our needs which is expected to bring these costs in line with historical norms.

We have secured new contracts with two of our long-term steamship carrier partners and are finalizing a third in an effort to mitigate our risk should rates increase. We are presently seeking to secure space needed for peak shipping periods through existing contracts and to leverage favorable spot market rates from secondary market providers.

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

Impact of COVID-19

The continued impact of the COVID-19 pandemic on our business operations remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments around the world in the public and private responses to the pandemic. New information may emerge concerning the severity of the outbreak and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or treat its impact may change or become more restrictive if additional waves of infections occur. We continue to monitor the latest developments regarding the COVID-19 pandemic and have incorporated certain assumptions regarding the duration, severity and global macroeconomic impact of the pandemic into our financial outlook.

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

Results of Operations

Three months ended April 30, 2023 compared to three months ended April 30, 2022

Net sales for the three months ended April 30, 2023 decreased to $606.6 million from $688.8 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $586.9 million for the three months ended April 30, 2023 from $680.9 million in the comparable period last year. This decrease is primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products and in net sales of our DKNY and Donna Karan products due to a moderation in consumer demand. This decrease was partially offset by the inclusion of the results of the Karl Lagerfeld business in the quarter which added $60.9 million in net sales to our wholesale operations segment for the three months ended April 30, 2023. The results of the Karl Lagerfeld business was not included in our results until May 31, 2022.

Net sales of our retail operations segment increased to $30.2 million for the three months ended April 30, 2023 from $27.9 million in the same period last year. The number of retail stores operated by us increased to 61 at April 30, 2023 from 60 at April 30, 2022. The increase in sales in our retail operations segment is primarily the result of increased sales of our Karl Lagerfeld Paris products associated with our conversion of DKNY stores to Karl Lagerfeld Paris stores.

Gross profit was $249.8 million, or 41.2% of net sales, for the three months ended April 30, 2023, compared to $246.0 million, or 35.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 39.9% in the three months ended April 30, 2023 compared to 34.1% in the same period last year. The addition of the results of KLH resulted in an increase of 2.2% in the gross profit percentage of our wholesale operations segment as this business operates with a higher gross profit percentage than our legacy wholesale operations segment. The gross profit percentage in the current year period was also positively impacted by slightly higher prices to our customers and lower freight costs compared to the same period last year. The gross profit percentage in our retail operations segment was 50.9% for the three months ended April 30, 2023 compared to 49.9% for the same period last year.

Selling, general and administrative expenses increased to $228.0 million in the three months ended April 30, 2023 from $185.4 million in the same period last year. The inclusion of the results of KLH for the three months ended April 30, 2023 represented $36.1 million of this increase. The remainder of the increase in expenses was due to an increase of $6.0 million in third-party warehouse and facility expenses primarily related to higher inventory levels. This increase was partially offset by reduced royalty advertising expenses which decreased due to lower net sales of licensed product.

Depreciation and amortization was $6.6 million for the three months ended April 30, 2023 compared to $6.1 million in the same period last year. This increase primarily results from the inclusion of the results of KLH for the three month period which increased depreciation and amortization by $1.3 million, partially offset by lower depreciation and amortization as a result of a reduction in capital expenditures in recent years.

Other income was $1.0 million in the three months ended April 30, 2023 compared to other loss of $2.7 million for the same period last year. Other income in the current period consisted of $0.4 million of foreign currency income during the three months ended April 30, 2023 compared to $3.4 million of foreign currency losses during the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2023 were $12.2 million compared to $12.2 million in the same period last year.

Income tax expense was $0.9 million for the three months ended April 30, 2023 compared to $9.0 million for the same period last year. Our effective tax rate increased to 23.1% in the current year’s quarter from 22.7% in last year’s comparable quarter due to discrete items in the quarter. We anticipate that our annual effective tax rate will be approximately 28% for fiscal 2024.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. During fiscal 2024, the principal amount of $125 million under the LVMH Note will become due and payable. A principal payment of $75 million was made on June 1, 2023 and the remaining principal of $50 million is due and payable on December 1, 2023. We have also used cash to repurchase our shares.

As of April 30, 2023, we had cash and cash equivalents of $289.7 million and availability under our revolving credit facility of approximately $500 million. As of April 30, 2023, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. The calculation of the interest rate under the ABL Credit Agreement has been revised as set forth in the next paragraph. The ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments. As of April 30, 2023, interest under the ABL Credit Agreement was being paid at an average rate of 6.62% per annum.

On April 20, 2023, we amended the ABL Credit Agreement to replace LIBOR with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement will bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. We do not expect a material change to our interest expense or results of operations as a result of transitioning the reference rate used in our ABL Credit Agreement from LIBOR to SOFR.

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2023, the Company was in compliance with these covenants.

As of April 30, 2023, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2023, there were outstanding trade and standby letters of credit amounting to $7.8 million and $2.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. We have a total of $8.0 million of debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note was paid on June 1, 2023 and $50 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in our consolidated balance sheet as of April 30, 2023.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2023, the Company had an aggregate outstanding balance of €10.3 million ($11.2 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2023, TRB had an aggregate €3.8 million ($4.1 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of April 30, 2023, KLH had €7.8 million ($8.5 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding at April 30, 2023 and April 30, 2022, respectively. We had $400 million in borrowings outstanding under the Notes at April 30, 2023 and April 30, 2022, respectively. Our contingent liability under open letters of credit was approximately $10.7 million and $22.2 million at April 30, 2023 and 2022, respectively. In addition to the amounts outstanding under these two loan agreements, at April 30, 2023 and 2022, we had $125 million of face value principal amount outstanding under the LVMH Note. As of April 30, 2023 and 2022, we had an aggregate of €10.3 million ($11.2 million) and €7.1 million ($7.8 million) outstanding under the Company’s various unsecured loans. As of April 30, 2023 and 2022, we had €3.8 million ($4.1 million) and €2.8 million ($3.1 million) outstanding under the Company’s various overdraft facilities. As of April 30, 2023, we had €7.8 million ($8.5 million) outstanding under KLH’s foreign credit facility.

Share Repurchase Program

In March 2022, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the three months ended April 30, 2023, we acquired 1,124,271 of our shares of common stock for an aggregate purchase price of $16.8 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of April 30, 2023, we had 7,288,148 authorized shares remaining under this program. As of June 2, 2023, we had approximately 45,593,524 shares of common stock outstanding.

Cash from Operating Activities

We generated $201.8 million in cash from operating activities during the three months ended April 30, 2023, primarily as a result of our net income of $3.2 million and decreases of $180.4 million in accounts receivable and $79.0 million in inventories. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $6.6 million and share-based compensation of $3.8 million. These items were offset, in part, by decreases of $46.7 million in accounts payable and accrued expenses and $20.4 million in customer refund liabilities.

The changes in operating cash flow items are consistent with our seasonal pattern. Our accounts receivable, inventory and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters. The decrease in accounts payable and accrued expenses is primarily attributable to vendor payments related to inventory purchases and the payment of year-end bonuses in our first fiscal quarter.

Cash from Investing Activities

We used $8.6 million of cash in investing activities during the three months ended April 30, 2023. We had $5.0 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores. In addition, we used $3.6 million for an investment in the equity of a private company.

Cash from Financing Activities

Net cash used by financing activities was $95.8 million during three months ended April 30, 2023 primarily as a result of repayments of borrowings of $85.4 million under our ABL Credit Agreement, partially offset by borrowings of $5.3 million under that Agreement. In addition, we used $16.8 million of cash to repurchase 1,124,271 shares of our common stock under our share repurchase program.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2023 are those that depend most heavily on these judgments and estimates. As of April 30, 2023, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

On May 31, 2022, we acquired KLH. See Note 6 – Karl Lagerfeld Acquisition in the accompanying Notes to our Condensed Consolidated Financial Statements in this Quarterly Report and Note 15 – Karl Lagerfeld Acquisition in the accompanying Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended January 31, 2023 for further information on our acquisition of KLH. We are currently in the process of integrating the internal controls and procedures of KLH into our internal control over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of KLH in our annual assessment of the effectiveness of our internal control over financial reporting for our 2024 fiscal year.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of April 30, 2023, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2023. Included in this table are shares withheld during April 2023 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 28, 2023	—	$—	—	8,412,419
March 1 - March 31, 2023	636,583	14.72	636,583	7,775,836
April 1 - April 30, 2023	489,021	15.17	487,688	7,288,148
	1,125,604	$14.95	1,124,271	7,288,148

(1)	Included in this table are 1,333 shares withheld during April 2023 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In March 2022, our Board of Directors reapproved a previously authorized share repurchase program and increased the number of shares remaining under that program from 2,293,149 to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 2, 2008).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1+	Form of Performance Share Unit Agreement for April 27, 2023 PSU awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 1, 2023).
10.2

Amendment No. 1, dated as of April 20, 2023, entered into among G-III Leather Fashions, Inc., JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated April 26, 2023).

31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023.

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

+ Indicates a management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 6, 2023	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 6, 2023	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer