Form 10-Q
period 2023-07-31
G III APPAREL GROUP LTD /DE/
filed 2023-09-07
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

As of September 5, 2023, there were 45,721,002 shares of issuer’s common stock, par value $0.1 per share, outstanding.

7

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$197,735	$150,977	$191,652
Accounts receivable, net of allowance for doubtful accounts of $18,491, $18,067 and $18,297, respectively	519,361	488,523	674,963
Inventories	804,858	1,040,814	709,345
Prepaid income taxes	8,588	1,142	5,886
Prepaid expenses and other current assets	72,143	83,954	70,654
Total current assets	1,602,685	1,765,410	1,652,500
Investments in unconsolidated affiliates	27,089	26,117	24,467
Property and equipment, net	53,791	54,421	53,742
Operating lease assets	229,723	209,000	239,665
Other assets, net	56,051	55,462	52,644
Other intangibles, net	33,613	35,427	34,842
Deferred income tax assets, net	26,432	9,405	26,389
Trademarks	632,669	622,182	628,156
Goodwill	—	304,930	—
Total assets	$2,662,053	$3,082,354	$2,712,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$62,732	$80,109	$135,518
Accounts payable	294,287	438,167	169,508
Accrued expenses	146,933	130,806	115,586
Customer refund liabilities	56,223	56,384	89,760
Current operating lease liabilities	54,563	49,734	52,917
Income tax payable	8,844	12,642	14,875
Other current liabilities	430	1,544	905
Total current liabilities	624,012	769,386	579,069
Notes payable, net of discount and unamortized issuance costs	403,304	495,668	483,840
Deferred income tax liabilities, net	45,858	36,447	44,783
Noncurrent operating lease liabilities	192,981	179,247	204,974
Other noncurrent liabilities	14,929	17,396	15,141
Total liabilities	1,281,084	1,498,144	1,327,807

Redeemable noncontrolling interests	(1,146)	209	(850)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	448,762	461,621	468,712
Accumulated other comprehensive loss	(4,603)	(16,226)	(11,653)
Retained earnings	1,003,618	1,183,958	983,944
Common stock held in treasury, at cost - 3,675, 1,909 and 2,680 shares, respectively	(65,926)	(45,616)	(55,819)
Total stockholders' equity	1,382,115	1,584,001	1,385,448
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,662,053	$3,082,354	$2,712,405

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$659,761	$605,244	$1,266,350	$1,294,001
Cost of goods sold	383,108	376,318	739,897	819,036
Gross profit	276,653	228,926	526,453	474,965
Selling, general and administrative expenses	239,207	191,012	467,168	376,420
Depreciation and amortization	5,959	6,656	12,535	12,751
Operating profit	31,487	31,258	46,750	85,794
Other income	192	30,325	1,165	27,618
Interest and financing charges, net	(9,492)	(12,550)	(21,642)	(24,753)
Income before income taxes	22,187	49,033	26,273	88,659
Income tax expense	5,951	12,968	6,896	21,968
Net income	16,236	36,065	19,377	66,691
Less: Loss attributable to noncontrolling interests	(202)	(254)	(297)	(262)
Net income attributable to G-III Apparel Group, Ltd.	$16,438	$36,319	$19,674	$66,953

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.36	$0.76	$0.43	$1.39
Weighted average number of shares outstanding	45,714	47,999	45,996	48,007

Diluted:
Net income per common share	$0.35	$0.74	$0.42	$1.36
Weighted average number of shares outstanding	46,570	49,019	46,992	49,061

Net income	$16,236	$36,065	$19,377	$66,691
Other comprehensive income (loss):
Foreign currency translation adjustments	2,359	2,493	7,074	(1,637)
Other comprehensive income (loss)	2,359	2,493	7,074	(1,637)
Comprehensive income	$18,595	$38,558	$26,451	$65,054
Comprehensive loss attributable to noncontrolling interests:
Net loss	(202)	(254)	(297)	(262)
Foreign currency translation adjustments	(26)	(62)	(24)	(60)
Comprehensive loss attributable to noncontrolling interests	(228)	(316)	(321)	(322)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$18,367	$38,242	$26,130	$64,732

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2023	$264	$472,474	$(6,936)	$987,180	$(72,535)	$1,380,447
Equity awards vested, net	—	(15,940)	—	—	15,940	—
Share-based compensation expense	—	3,001	—	—	—	3,001
Taxes paid for net share settlements	—	(10,773)	—	—	—	(10,773)
Other comprehensive income, net	—	—	2,333	—	—	2,333
Repurchases of common stock	—	—	—	—	(9,331)	(9,331)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	16,438	—	16,438
Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115

Balance as of April 30, 2022	$264	$460,999	$(18,657)	$1,147,639	$(31,953)	$1,558,292
Equity awards vested, net	—	(2,959)	—	—	2,959	—
Share-based compensation expense	—	4,696	—	—	—	4,696
Taxes paid for net share settlements	—	(1,115)	—	—	—	(1,115)
Other comprehensive income, net	—	—	2,431	—	—	2,431
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	36,319	—	36,319
Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001

Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards vested, net	—	(15,993)	—	—	15,993	—
Share-based compensation expense	—	6,838	—	—	—	6,838
Taxes paid for net share settlements	—	(10,795)	—	—	—	(10,795)
Other comprehensive income, net	—	—	7,050	—	—	7,050
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	19,674	—	19,674
Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115

Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards vested, net	—	(10,163)	—	—	10,163	—
Share-based compensation expense	—	25,245	—	—	—	25,245
Taxes paid for net share settlements	—	(9,790)	—	—	—	(9,790)
Other comprehensive loss, net	—	—	(1,697)	—	—	(1,697)
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	66,953	—	66,953
Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2023	2022

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$19,674	$66,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,535	12,751
Loss on disposal of fixed assets	319	33
Non-cash operating lease costs	29,815	24,233
Equity gain (loss) in unconsolidated affiliates	978	(980)
Change in fair value of equity securities	(1,009)	1,718
Share-based compensation	6,838	25,245
Deferred financing charges and debt discount amortization	4,549	5,057
Deferred income taxes	1,031	(226)
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	—	(30,925)
Changes in operating assets and liabilities:
Accounts receivable, net	155,602	145,134
Inventories	(95,513)	(496,351)
Income taxes, net	(8,733)	15,009
Prepaid expenses and other current assets	(321)	(5,767)
Other assets, net	(3,883)	(307)
Customer refund liabilities	(33,537)	(30,404)
Operating lease liabilities	(30,242)	(23,547)
Accounts payable, accrued expenses and other liabilities	154,376	182,480
Net cash provided by (used in) operating activities	212,479	(109,894)

Cash flows from investing activities
Operating lease assets initial direct costs	(52)	(87)
Investment in e-commerce retailer	—	(25,000)
Investment in equity interest of private company	(3,600)	—
Investment in equity securities	—	(22,378)
Capital expenditures	(11,117)	(8,526)
Acquisition of KLH, net of cash acquired	—	(168,592)
Net cash used in investing activities	(14,769)	(224,583)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(85,400)	(8,647)
Proceeds from borrowings - revolving facility	5,313	57,946
Repayment of borrowings - LVMH Note	(75,000)	—
Repayment of borrowings - foreign facilities	(75,116)	(600)
Proceeds from borrowings - foreign facilities	72,773	581
Purchase of treasury shares	(26,100)	(16,622)
Taxes paid for net share settlements	(10,795)	(9,790)
Net cash (used in) provided by financing activities	(194,325)	22,868

Foreign currency translation adjustments	2,698	(3,398)
Net increase (decrease) in cash and cash equivalents	6,083	(315,007)
Cash and cash equivalents at beginning of period	191,652	465,984
Cash and cash equivalents at end of period	$197,735	$150,977

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$16,052	$18,576
Income tax payments, net	$6,278	$6,733

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”) is a Dutch joint venture limited liability company that is 75% owned by the Company and is treated as a consolidated majority-owned subsidiary. Sonia Rykiel is a wholly-owned operating subsidiary. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by the Company through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that was 49% owned by the Company and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. All material intercompany balances and transactions have been eliminated. The results of KLH are included in the Company’s consolidated financial statements beginning May 31, 2022.

KLH, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2023, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included for the six-month period ended June 30, 2023. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from June 1, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2024 and 2023, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on July 29, 2023 and July 30, 2022, respectively.

The results for the three and six months ended July 31, 2023 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2023, July 31, 2022 and January 31, 2023 were:

	July 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$536,711	$1,141	$537,852
Allowance for doubtful accounts	(18,428)	(63)	(18,491)
Accounts receivable, net	$518,283	$1,078	$519,361

	July 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$505,635	$955	$506,590
Allowance for doubtful accounts	(18,001)	(66)	(18,067)
Accounts receivable, net	$487,634	$889	$488,523

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$692,033	$1,227	$693,260
Allowance for doubtful accounts	(18,237)	(60)	(18,297)
Accounts receivable, net	$673,796	$1,167	$674,963

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(192)	(3)	(195)
Accounts written off as uncollectible	1	—	1
Balance as of July 31, 2023	$(18,428)	$(63)	$(18,491)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(737)	18	(719)
Accounts written off as uncollectible	43	—	43
Balance as of July 31, 2022	$(18,001)	$(66)	$(18,067)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(1,002)	24	(978)
Accounts written off as uncollectible	72	—	72
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $8.5 million, $9.3 million and $19.2 million as of July 31, 2023, July 31, 2022 and January 31, 2023, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $7.9 million, $5.7 million and $6.6 million at July 31, 2023, July 31, 2022 and January 31, 2023, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2023	2022	2023	2023	2022	2023

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$393,000	$394,000	$380,000
Revolving credit facility	2	—	51,614	80,087	—	51,614	80,087
Note issued to LVMH	3	49,105	117,665	121,202	48,391	114,796	119,426
Unsecured loans	2	9,913	7,969	10,866	9,913	7,969	10,866
Overdraft facilities	2	2,202	3,233	3,657	2,202	3,233	3,657
Foreign credit facility	2	8,213	391	7,792	8,213	391	7,792

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of July 31, 2023. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note in the original principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements (“ASC 820”). For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and records the amortization using the effective interest method over the term of the LVMH Note. The Company repaid $75.0 million of the principal amount of the LVMH Note on June 1, 2023.

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

The Company’s operating lease assets and liabilities as of July 31, 2023, July 31, 2022 and January 31, 2023 consist of the following:

Leases	Classification	July 31, 2023	July 31, 2022	January 31, 2023

		(In thousands)
Assets
Operating	Operating lease assets	$229,723	$209,000	$239,665

Liabilities
Current operating	Current operating lease liabilities	$54,563	$49,734	$52,917
Noncurrent operating	Noncurrent operating lease liabilities	192,981	179,247	204,974
Total lease liabilities		$247,544	$228,981	$257,891

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2023 primarily due to the acquisition of KLH. The Company recorded lease costs of $18.3 million and $36.9 million during the three and six months ended July 31, 2023. The Company recorded lease costs of $14.9 million and $29.0 million during the three and six months ended July 31, 2022. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.5 million and $11.5 million for the three and six months ended July 31, 2023. The Company recorded variable lease costs and short-term lease costs of $5.5 million and $10.6 million for the three and six months ended July 31, 2022. Short-term lease costs are immaterial.

As of July 31, 2023, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2028 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2024	$35,619
2025	71,325
2026	58,290
2027	45,480
2028	36,938
After 2028	58,013
Total lease payments	$305,665
Less: Interest	58,121
Present value of lease liabilities	$247,544

As of July 31, 2023, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2023, the weighted average remaining lease term related to operating leases is 5.1 years. The weighted average discount rate related to operating leases is 8.4%.

Cash paid for amounts included in the measurement of operating lease liabilities was $39.3 million and $30.0 million during the six months ended July 31, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for lease obligations were $18.1 million and $69.9 million during the six months ended July 31, 2023 and 2022, respectively.

NOTE 6 – KARL LAGERFELD ACQUISITION

On April 29, 2022, the Company entered into a share purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire the remaining 81% interest in KLH that it did not already own, for an aggregate consideration of €193.4 million (approximately $207.6 million) in cash, after taking into account certain adjustments. The acquisition closed on May 31, 2022. The Company funded the purchase price from cash on hand.

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

The addition of Karl Lagerfeld to the Company’s portfolio of owned brands advances several of its strategic initiatives, including increasing its direct ownership of brands and their licensing opportunities and further diversifying its global presence. This acquisition offers additional opportunities to expand the Company’s international growth by further developing its European-based brands, which also include Vilebrequin and Sonia Rykiel. The Company believes that Karl Lagerfeld’s existing digital channel presence provides an opportunity for the Company to enhance its omni-channel business and further accelerate its digital initiatives.

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

The Company recognized goodwill of approximately $84.3 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. The Company made an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period for income tax purposes in the United States.

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

The fair value of assets acquired and liabilities assumed have been finalized as of May 31, 2023.

NOTE 7 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 106,000 and 312,500 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2023. Approximately 301,300 and 205,400 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2022. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$16,438	$36,319	$19,674	$66,953
Basic net income per share:
Basic common shares	45,714	47,999	45,996	48,007
Basic net income per share	$0.36	$0.76	$0.43	$1.39

Diluted net income per share:
Basic common shares	45,714	47,999	45,996	48,007
Dilutive restricted stock unit awards and stock options	856	1,020	996	1,054
Diluted common shares	46,570	49,019	46,992	49,061
Diluted net income per share	$0.35	$0.74	$0.42	$1.36

NOTE 8 – NOTES PAYABLE

Long-term debt consists of the following:

	July 31, 2023	July 31, 2022	January 31, 2023

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	—	51,614	80,087
LVMH Note	50,000	125,000	125,000
Unsecured loans	9,913	7,969	10,866
Overdraft facilities	2,202	3,233	3,657
Foreign credit facility	8,213	391	7,792
Subtotal	470,328	588,207	627,402
Less: Net debt issuance costs (1)	(3,397)	(5,095)	(4,246)
Debt discount	(895)	(7,335)	(3,798)
Current portion of long-term debt	(62,732)	(80,109)	(135,518)
Total	$403,304	$495,668	$483,840
(1)	Does not include debt issuance costs, net of amortization, totaling $3.2 million, $4.8 million and $4.0 million as of July 31, 2023, July 31, 2022 and January 31, 2023, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

The Notes are unconditionally guaranteed on a senior-priority secured basis by the Company’s current and future wholly-owned domestic subsidiaries that guarantee any of the Company’s credit facilities, including the Company’s ABL facility (the “ABL Facility”) pursuant to the ABL Credit Agreement, or certain future capital markets indebtedness of the Company or the guarantors.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. In April 2023, the Company amended the ABL Credit Agreement to replace LIBOR with the Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. The Company applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2023, the Company was in compliance with these covenants.

As of July 31, 2023, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of July 31, 2023, there were outstanding trade and standby letters of credit amounting to $3.7 million and $2.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, the Company had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. The Company extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. The Company has recorded $8.0 million of debt issuance costs related to the ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

LVMH Note

As a portion of the consideration for the acquisition of Donna Karan International (“DKI”), the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note was repaid on June 1, 2023 and $50.0 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in the Company’s condensed consolidated balance sheets as of July 31, 2023 and January 31, 2023. $75.0 million of the LVMH Note is classified in current portion of notes payable in the Company’s condensed consolidated balance sheet as of July 31, 2022.

ASC 820 requires the LVMH Note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount upon issuance of the LVMH Note. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these unsecured loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2023, the Company had an aggregate outstanding balance of €9.1 million ($9.9 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, T.R.B International SA (“TRB”) entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2023, TRB had an aggregate of €2.0 million ($2.2 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. As of July 31, 2023, KLH had €7.5 million ($8.2 million) of borrowings outstanding under this credit facility.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand from the Company’s retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel trademarks owned by the Company. As of July 31, 2023, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through Company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather businesses. Retail stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.6 million, $4.0 million and $5.1 million at July 31, 2023, July 31, 2022 and January 31, 2023, respectively. The Company recognized $2.8 million in revenue for the three months ended July 31, 2023 related to contract liabilities that existed at April 30, 2023. The Company recognized $4.2 million in revenue for the six months ended July 31, 2023 related to contract liabilities that existed at January 31, 2023. There were no contract assets recorded as of July 31, 2023, July 31, 2022 and January 31, 2023. Substantially all of the advance payments from licensees as of July 31, 2023 are expected to be recognized as revenue within the next twelve months.

NOTE 10 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand from the Company’s retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Andrew Marc and Sonia Rykiel trademarks owned by the Company. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three and six month periods indicated below:

	Three Months Ended July 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$639,184	$34,341	$(13,764)	$659,761
Cost of goods sold	379,884	16,988	(13,764)	383,108
Gross profit	259,300	17,353	—	276,653
Selling, general and administrative expenses	216,489	22,718	—	239,207
Depreciation and amortization	5,027	932	—	5,959
Operating profit (loss)	$37,784	$(6,297)	$—	$31,487

	Three Months Ended July 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$587,955	$31,112	$(13,823)	$605,244
Cost of goods sold	375,090	15,051	(13,823)	376,318
Gross profit	212,865	16,061	—	228,926
Selling, general and administrative expenses	169,677	21,335	—	191,012
Depreciation and amortization	5,666	990	—	6,656
Operating profit (loss)	$37,522	$(6,264)	$—	$31,258

	Six Months Ended July 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,226,086	$64,558	$(24,294)	$1,266,350
Cost of goods sold	732,354	31,837	(24,294)	739,897
Gross profit	493,732	32,721	—	526,453
Selling, general and administrative expenses	420,578	46,590	—	467,168
Depreciation and amortization	10,772	1,763	—	12,535
Operating profit (loss)	$62,382	$(15,632)	$—	$46,750

	Six Months Ended July 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,268,859	$58,997	$(33,855)	$1,294,001
Cost of goods sold	823,860	29,031	(33,855)	819,036
Gross profit	444,999	29,966	—	474,965
Selling, general and administrative expenses	331,495	44,925	—	376,420
Depreciation and amortization	11,080	1,671	—	12,751
Operating profit (loss)	$102,424	$(16,630)	$—	$85,794
(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022

	(In thousands)
Licensed brands	$338,656	$317,081	$636,661	$733,732
Proprietary brands	300,528	270,874	589,425	535,127
Wholesale net sales(1)	$639,184	$587,955	$1,226,086	$1,268,859

Licensed brands	$—	$—	$—	$—
Proprietary brands	34,341	31,112	64,558	58,997
Retail net sales	$34,341	$31,112	$64,558	$58,997

(1)	The Company acquired the remaining interests in KLH (the Karl Lagerfeld branded product) that it did not already own as of May 31, 2022. Net sales of Karl Lagerfeld product were included in licensed brands net sales of the wholesale operations segment through May 31, 2022. Subsequent to May 31, 2022, net sales of Karl Lagerfeld product are included in proprietary brands net sales of the wholesale operations segment.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2023, the Company issued no shares of common stock and utilized 601,970 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2022, the Company issued no shares of common stock and utilized 111,583 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2023, the Company issued no shares of common stock and utilized 603,971 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2022, the Company issued no shares of common stock and utilized 383,119 shares of treasury stock in connection with the vesting of equity awards.

NOTE 12 – CANADIAN CUSTOMS DUTY EXAMINATION

In accordance with a favorable ruling by the Canadian International Trade Tribunal, in fiscal 2023, G-III Canada received a refund from the Canada Border Service Agency (“CBSA”) of CAD$1.5 million ($1.1 million), including interest and net of a dutiable design assist, for amounts paid by G-III Canada to the CBSA between February 1, 2014 and January 31, 2018. G-III Canada has filed adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments are expected to result in a refund of duty and interest from the CBSA of approximately CAD$13.5 million ($10.2 million) plus related interest. These amounts are recorded within other assets, net on the condensed consolidated balance sheets.

NOTE 13 – RELATED PARTY TRANSACTION

In June 2023, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Sammy Aaron, the Company’s Vice Chairman and President and a Director of the Company. Pursuant to the Agreement, the Company purchased from Mr. Aaron 208,943 shares of its common stock for $4.1 million at a price equal to the closing price of the Company’s shares on the date of the Agreement.

NOTE 14 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2023.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On August 9, 2023, the Company entered into a new employment agreement with Morris Goldfarb, its Chairman and Chief Executive Officer. The employment agreement included provisions, among others, that (i) changed the structure of Mr. Goldfarb’s annual cash incentive that are designed to align with current market practice and reduce the size of the annual cash incentive, (ii) changed the mix of annual cash compensation and annual equity grants in a manner that increases the weighting of equity compared to cash and encourages long-term performance and shareholder value creation, and (iii) in recognition of the significant reduction in the annual cash incentive agreed to by Mr. Goldfarb, provide for a grant of 700,000 performance share units (PSUs) that may be earned over three years if certain stock price and relative total shareholder return targets are achieved.

On August 29, 2023, the Company entered into a new employment agreement with Sammy Aaron, its Vice Chairman and President. The employment agreement included provisions, among others, that (i) changed to the structure of Mr. Aaron’s annual cash incentive that are designed to align with current market practice and to reduce the size of the annual cash incentive, (ii) changed the mix of annual cash compensation and annual equity grants in a manner that increases the weighting of equity compared to cash and encourages long-term performance and shareholder value creation and (iii) in recognition of the significant reduction in the annual cash incentive agreed to by Mr. Aaron, provides for a special bonus of $2,000,000 and a retention bonus of $1,000,000.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2024 is referred to as “fiscal 2024.”

KLH, Vilebrequin, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2023, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included for the six-month period ended June 30, 2023. We accounted for our investment in each of KLH and KLNA using the equity method of accounting through May 30, 2022. Effective May 31, 2022, KLH is accounted for as our consolidated wholly-owned subsidiary and KLNA is an indirect wholly-owned subsidiary of ours. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2024 and 2023, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on July 29, 2023 and July 30, 2022, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the recently amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the war in Ukraine;

●	the global health crisis caused by COVID-19 has had, and the current and uncertain future outlook with respect to COVID-19 and its variants will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings as was the case in the fourth quarter of fiscal 2023; and
●	risks related to our indebtedness.

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

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, Dockers and Champion. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels.

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

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Wilsons Leather and Sonia Rykiel businesses.

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

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and have successfully grown the brand to approximately $600.0 million in annual net sales. We are now focused on the repositioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing her full lifestyle needs. Our Donna Karan product is expected to be distributed in better department stores, digital channels and our own Donna Karan website in North America and internationally. Donna Karan is widely considered a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for the Nautica brand in North America.

We plan to produce products under the Nautica brand across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to begin in January 2024. The product is expected to be distributed in better department stores, digital channels and Nautica’s stores and website in North America, as well as in franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise. The Nautica brand joins our portfolio of some of the largest American brands in the world.

License Agreement for Halston Brand

In May 2023, we entered into a global twenty-five year master license with Xcel Brands, Inc. to design and produce all categories of men’s and women’s product for the Halston brand.

The agreement provides for an initial term of five years, followed by a twenty-year period, as well as a purchase option at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in the fall of 2024. Our Halston product is expected to be distributed globally through better department stores and digital channels. We believe that significant opportunity exists in the better women’s apparel space where G-III has significant expertise. The Halston brand joins G-III’s portfolio of some of the largest American brands in the world.

License Agreement for Champion Brand

In September 2023, we entered into a license with HanesBrands Inc. to design and produce a men’s and women’s outerwear collection for their Champion brand in North America.

The agreement provides for an initial term of five years, effective beginning in January 2024, with a five year renewal option based on achieving sales targets. First deliveries of Champion product are expected for the Fall 2024 season. Our Champion product is expected to be distributed through better department stores and digital channels in North America. Our collections will feature quality heritage pieces that complement and enhance Champion’s principles. We believe this license aligns with G-III’s core competencies in outerwear and will fit seamlessly into our well-developed outerwear divisions.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand from our retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel.

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather businesses. Our company-operated stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores.

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

We sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.wilsonsleather.com, www.soniarykiel.com, www.karllagerfeldparis.com and www.karl.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, and new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston and Champion brands, that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. Recent high rates of inflation, including increased fuel and food prices, have led to a softening of consumer demand and increased promotional activity in the apparel categories we sell and may lead to further challenges to increase our sales. Ongoing inflation may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve raised interest rates multiple times in fiscal 2023, as well as thus far in fiscal 2024, in response to concerns about inflation and may continue to do so in the remainder of fiscal 2024. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

In fiscal 2022 and 2023, there were numerous factors disrupting the shipping industry that negatively affected transit times from our overseas suppliers, as well as our ability to ensure that we were able to import our product in a manner that allows for timely delivery to our customers.

More recently, shipping costs and transit times have returned to levels comparable to, and in some cases lower than, pre-pandemic time periods. We continue to monitor the transportation market for circumstances that may cause delays and negatively impact our ability to deliver product to our retail partners in a timely manner.

As a result of supply chain disruptions, in fiscal 2023, we accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. As a result, our inventory levels were higher than in the comparable period of prior years.

Elevated inventory levels and disruptions in the shipping industry contributed to us incurring significant demurrage charges in fiscal 2023. We believe we have taken sufficient measures to ensure that we do not again incur these charges in our current fiscal year, including reducing product buys to account for current inventory levels, adjusting our production schedules and contracting with vendors to provide storage options domestically and overseas, if needed. We experienced inventory levels that were higher than normal through the first half of fiscal 2024. As a result, our warehouse operations were less efficient and we continued to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024. In the third and fourth quarters of fiscal 2024, we expect our inventory levels to return to more normalized levels and our warehouse capacity to be sufficient for our needs which is expected to bring these costs in line with historical norms.

We have secured new contracts with two of our long-term steamship carrier partners and are finalizing a third in an effort to mitigate our risk should rates increase. We are presently seeking to secure space needed for peak shipping periods through existing contracts and to leverage favorable spot market rates from secondary market providers.

Impact of COVID-19

The continued impact of COVID-19 on our business operations remains uncertain and cannot be predicted. The extent to which COVID-19 impacts our results will depend on continued developments around the world in the public and private responses to COVID-19. New information may emerge concerning the severity and the spread of variants of the COVID-19 virus in locations that are important to our business. Actions taken to contain COVID-19 or its variants, or treat their impact, may change or become more restrictive if additional waves of infections occur. We continue to monitor the latest developments regarding the impacts of COVID-19 and have incorporated certain assumptions regarding the duration, severity and global macroeconomic impact of the pandemic into our financial outlook.

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

Results of Operations

Three months ended July 31, 2023 compared to three months ended July 31, 2022

Net sales for the three months ended July 31, 2023 increased to $659.8 million from $605.2 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $639.2 million for the three months ended July 31, 2023 from $588.0 million in the comparable period last year. We recognized an additional $37.7 million of net sales as a result of the inclusion of the results of KLH for all of the current period compared to one month in the same period last year. Additionally, the increase in net sales of our wholesale operations segment was also the result of a $10.9 million increase in net sales of our Levi’s outerwear products.

Net sales of our retail operations segment increased to $34.3 million for the three months ended July 31, 2023 from $31.1 million in the same period last year. The number of retail stores operated by us was 59 at both July 31, 2023 and 2022. The increase in sales in our retail operations segment was primarily the result of increased sales of our Karl Lagerfeld Paris products associated with our conversion of DKNY stores to Karl Lagerfeld Paris stores.

Gross profit was $276.7 million, or 41.9% of net sales, for the three months ended July 31, 2023, compared to $228.9 million, or 37.8% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 40.6% in the three months ended July 31, 2023 compared to 36.2% in the same period last year. The addition of the results of KLH for all of the current period compared to one month in the same period last year resulted in an increase of approximately 1.5% in the gross profit percentage of our wholesale operations segment as this business operates with a higher gross profit percentage than our other businesses in the wholesale operations segment. The gross profit percentage in the current year period was also positively impacted by slightly higher prices to our customers and lower freight costs compared to the same period last year. The gross profit percentage in our retail operations segment was 50.5% for the three months ended July 31, 2023 compared to 51.6% for the same period last year.

Selling, general and administrative expenses increased to $239.2 million in the three months ended July 31, 2023 from $191.0 million in the same period last year. We recognized an additional $28.7 million of expenses due to the inclusion of the results of KLH for all of the current period ended July 31, 2023 as compared to one month in the same period last year. The remainder of the increase in expenses was primarily due to an increase of $12.2 million in compensation expense, primarily from increased salary and bonus expense accruals, and $4.6 million in third-party warehouse and facility expenses primarily related to higher inventory levels during the period.

Depreciation and amortization was $6.0 million for the three months ended July 31, 2023 compared to $6.7 million in the same period last year. This decrease primarily results from lower depreciation and amortization as a result of a reduction in capital expenditures in recent years, partially offset by an increase of $0.8 million of depreciation and amortization expense due to the inclusion of the results of KLH for all of the current period compared to one month in the same period last year.

Other income was $0.2 million in the three months ended July 31, 2023 compared to other income of $30.3 million for the same period last year. Other income in the prior period resulted from a gain of $30.9 million during the three months ended July 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% investment in KLNA as of the effective date of the acquisition by us of the interests in KLH that we did not previously own. Other income in the current period consisted of $0.7 million of foreign currency income during the three months ended July 31, 2023 compared to $2.0 million of foreign currency losses during the same period last year.

Interest and financing charges, net, for the three months ended July 31, 2023 were $9.5 million compared to $12.6 million in the same period last year. The decrease in interest and financing charges was primarily due to a $1.8 million increase in investment income from having a larger cash position in the current year compared to the prior year and recording lower interest of $0.9 million related to the LVMH Note as we repaid $75 million of the principal amount of this Note on June 1, 2023.

Income tax expense was $6.0 million for the three months ended July 31, 2023 compared to $13.0 million for the same period last year. Our effective tax rate increased to 26.8% in the current year’s quarter from 26.4% in last year’s comparable quarter.

Six months ended July 31, 2023 compared to six months ended July 31, 2022

Net sales for the six months ended July 31, 2023 decreased to $1.27 billion from $1.29 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.23 billion for the six months ended July 31, 2023 from $1.27 billion in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products and in net sales of our DKNY and Donna Karan products due to a moderation in consumer demand. This decrease was partially offset by the addition of $98.6 million in net sales due to the inclusion of the results of the Karl Lagerfeld business for all of the current period compared to one month in the same period last year.

Net sales of our retail operations segment increased to $64.6 million for the six months ended July 31, 2023 from $59.0 million in the same period last year. The number of retail stores operated by us was 59 at both July 31, 2023 and 2022. The increase in sales in our retail operations segment was primarily the result of increased sales of our Karl Lagerfeld Paris products associated with our conversion of DKNY stores to Karl Lagerfeld Paris stores.

Gross profit was $526.5 million, or 41.6% of net sales, for the six months ended July 31, 2023, compared to $475.0 million, or 36.7% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 40.3% in the six months ended July 31, 2023 compared to 35.1% in the same period last year. The addition of the results of KLH for all of the current period compared to one month in the same period last year resulted in an increase of approximately 1.8% in the gross profit percentage of our wholesale operations segment as this business operates with a higher gross profit percentage than our other businesses in the wholesale operations segment. The gross profit percentage in the current year period was also positively impacted by slightly higher prices to our customers and lower freight costs compared to the same period last year. The gross profit percentage in our retail operations segment was 50.7% for the six months ended July 31, 2023 compared to 50.8% for the same period last year.

Selling, general and administrative expenses increased to $467.2 million in the six months ended July 31, 2023 from $376.5 million in the same period last year. We recognized an additional $64.8 million of expenses due to the inclusion of the results of KLH for all of the current period ended July 31, 2023 as compared to one month in the same period last year.

The remainder of the increase in expenses was primarily due to an increase of $15.6 million in compensation expense, primarily from increased salary and bonus expense accruals, and an increase of $10.6 million in third-party warehouse and facility expenses primarily related to higher inventory levels. This increase was partially offset by reduced royalty advertising expenses which decreased due to lower net sales of licensed product.

Depreciation and amortization was $12.5 million for the six months ended July 31, 2023 compared to $12.8 million in the same period last year. This decrease primarily results from lower depreciation and amortization as a result of a reduction in capital expenditures in recent years, partially offset by an increase of $2.1 million of depreciation and amortization expense due to the inclusion of the results of KLH for all of the current period compared to one month in the same period last year.

Other income was $1.2 million in the six months ended July 31, 2023 compared to other income of $27.6 million for the same period last year. Other income in the prior period resulted from a gain of $30.9 million during the six months ended July 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% investment in KLNA as of the effective date of the acquisition by us of the interests in KLH that we did not previously own. Other income in the current period consisted of $1.1 million of foreign currency income during the six months ended July 31, 2023 compared to $5.4 million of foreign currency losses during the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2023 were $21.6 million compared to $24.8 million in the same period last year. The decrease in interest and financing charges was primarily due to a $2.6 million increase in investment income from having a larger cash position in the current year compared to the prior year and recording lower interest of $0.8 million related to the LVMH Note as we repaid $75 million of the principal amount of this Note on June 1, 2023.

Income tax expense was $6.9 million for the six months ended July 31, 2023 compared to $22.0 million for the same period last year. Our effective tax rate increased to 26.2% in the current year’s period from 24.8% in last year’s comparable period due to a $1.3 million tax benefit related to the foreign tax credit that was recorded during the first quarter of the prior year.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. A principal payment of $75 million was made on June 1, 2023 with respect to the LVMH Note with the remaining principal amount of $50 million due and payable on December 1, 2023. We have also used cash to repurchase our shares.

As of July 31, 2023, we had cash and cash equivalents of $197.7 million and availability under our revolving credit facility of approximately $640 million. As of July 31, 2023, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

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

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. In April 2023, we amended the ABL Credit Agreement to replace LIBOR with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. We applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR. We do not expect a material change to our interest expense or results of operations as a result of transitioning the reference rate used in our ABL Credit Agreement from LIBOR to SOFR.

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

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2023, we were in compliance with these covenants.

As of July 31, 2023, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2023, there were outstanding trade and standby letters of credit amounting to $3.7 million and $2.9 million, respectively.

At the date of the refinancing of the Prior Credit Agreement, we had $3.3 million of unamortized debt issuance costs remaining from the Prior Credit Agreement. We extinguished and charged to interest expense $0.4 million of the prior debt issuance costs and incurred new debt issuance costs totaling $5.1 million related to the ABL Credit Agreement. We have recorded $8.0 million of debt issuance costs related to our ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the ABL Credit Agreement.

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note was repaid on June 1, 2023 and $50 million of such principal amount is due and payable on December 1, 2023. The LVMH Note is classified in current portion of notes payable in our Company’s condensed consolidated balance sheet as of July 31, 2023 and January 31, 2023. $75.0 million of the LVMH Note is classified in current portion of notes payable in our condensed consolidated balance sheet as of July 31, 2022.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.6 million under these unsecured loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2023, the Company had an aggregate outstanding balance of €9.1 million ($9.9 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2023, TRB had an aggregate of €2.0 million ($2.2 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. As of July 31, 2023, KLH had €7.5 million ($8.2 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our revolving credit facility at July 31, 2023 and $51.6 million outstanding at July 31, 2022, respectively. We had $400 million in borrowings outstanding under the Notes at July 31, 2023 and July 31, 2022, respectively. Our contingent liability under open letters of credit was approximately $6.7 million and $11.3 million at July 31, 2023 and 2022, respectively. In addition to the amounts outstanding under these two loan agreements, at July 31, 2023 and 2022, we had $50 million and $125 million of face value principal amount outstanding under the LVMH Note, respectively. As of July 31, 2023 and 2022, we had an aggregate of €9.1 million ($9.9 million) and €7.6 million ($8.0 million) outstanding under the Company’s various unsecured loans. As of July 31, 2023 and 2022, we had €2.0 million ($2.2 million) and €3.1 million ($3.2 million) outstanding under our various overdraft facilities. As of July 31, 2023 and 2022, we had €7.5 million ($8.2 million) and €0.4 million ($0.4 million) outstanding under KLH’s foreign credit facility.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Prior to this increase, we had 6,813,851 authorized shares under this program. Pursuant to this program, during the six months ended July 31, 2023, we acquired 1,598,568 of our shares of common stock for an aggregate purchase price of $26.1 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of September 5, 2023, we had 45,721,002 shares of common stock outstanding.

Cash from Operating Activities

We generated $212.5 million in cash from operating activities during the six months ended July 31, 2023, primarily as a result of our net income of $19.7 million, a decrease of $155.6 million in accounts receivable and an increase of $154.4 million in accounts payable and accrued expenses. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $12.5 million and share-based compensation of $6.8 million. These items were offset, in part, by an increase of $95.5 million in inventories and a decrease of $33.5 million in customer refund liabilities.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increases in inventory and accounts payable. Our accounts receivable and customer refund liabilities decreased because we experience lower sales levels in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $14.8 million of cash in investing activities during the six months ended July 31, 2023. We had $11.1 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores. In addition, we used $3.6 million for an investment in the equity of a private company.

Cash from Financing Activities

Net cash used by financing activities was $194.3 million during six months ended July 31, 2023 primarily as a result of repayments of borrowings of $85.4 million under our ABL Credit Agreement, partially offset by borrowings of $5.3 million under that Agreement, as well as the $75.0 million principal repayment of the LVMH Note. In addition, we used $26.1 million of cash to repurchase 1,598,568 shares of our common stock under our share repurchase program and $10.8 million for taxes paid in connection with net share settlements of stock grants that vested.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2023 are those that depend most heavily on these judgments and estimates. As of July 31, 2023, there have been no material changes to our critical accounting policies.

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

On May 31, 2022, we acquired KLH. See Note 6 – Karl Lagerfeld Acquisition in the accompanying Notes to our Condensed Consolidated Financial Statements in this Quarterly Report and Note 15 – Karl Lagerfeld Acquisition in the accompanying Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended January 31, 2023 for further information on our acquisition of KLH. The KLH acquisition represents a change in our internal control over financial reporting. We have substantially completed the design of the internal controls environment for KLH and are in the process of completing our effectiveness testing. We will include the internal controls and procedures of KLH in our annual assessment of the effectiveness of our internal control over financial reporting for our 2024 fiscal year.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of July 31, 2023, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2023. Included in this table are shares withheld during May 2023 and June 2023 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2) (3)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2023	138	$16.21	—	7,288,148
June 1 - June 30, 2023	996,120	19.86	456,995	6,831,153
July 1 - July 31, 2023	17,302	18.71	17,302	6,813,851
	1,013,560	$19.29	474,297	6,813,851

(1)	Included in this table are 539,263 shares withheld during the three-month period ended July 2023 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program from 6,813,851 to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.
(3)	In June 2023, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Sammy Aaron, the Company’s Vice Chairman and President and a Director of the Company. Pursuant to the Agreement, the Company purchased 208,943 shares of its common stock for $4.1 million at a price equal to the closing price of the Company’s shares on the date of the Agreement.

Item 5.        Other Information

During the three months ended July 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 7, 2023	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 7, 2023	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer