Form 10-Q
period 2023-10-31
G III APPAREL GROUP LTD /DE/
filed 2023-12-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

As of December 4, 2023, there were 45,727,662 shares of issuer’s common stock, par value $0.1 per share, outstanding.

7

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$197,391	$150,719	$191,652
Accounts receivable, net of allowance for doubtful accounts of $18,412 $18,258 and $18,297, respectively	863,221	881,135	674,963
Inventories	591,530	900,987	709,345
Prepaid income taxes	2,216	1,110	5,886
Prepaid expenses and other current assets	58,779	50,594	70,654
Total current assets	1,713,137	1,984,545	1,652,500
Investments in unconsolidated affiliates	24,354	25,870	24,467
Property and equipment, net	52,032	54,185	53,742
Operating lease assets	221,474	216,663	239,665
Other assets, net	53,852	54,206	52,644
Other intangibles, net	32,565	34,585	34,842
Deferred income tax assets, net	26,389	8,973	26,389
Trademarks	625,530	607,526	628,156
Goodwill	—	303,668	—
Total assets	$2,749,333	$3,290,221	$2,712,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$59,099	$91,613	$135,518
Accounts payable	179,396	223,154	169,508
Accrued expenses	153,200	150,349	115,586
Customer refund liabilities	108,042	99,528	89,760
Current operating lease liabilities	55,897	50,645	52,917
Income tax payable	46,380	26,956	14,875
Other current liabilities	330	933	905
Total current liabilities	602,344	643,178	579,069
Notes payable, net of discount and unamortized issuance costs	402,846	787,892	483,840
Deferred income tax liabilities, net	44,265	34,894	44,783
Noncurrent operating lease liabilities	183,522	185,171	204,974
Other noncurrent liabilities	14,543	16,787	15,141
Total liabilities	1,247,520	1,667,922	1,327,807

Redeemable noncontrolling interests	(1,407)	41	(850)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	453,504	465,230	468,712
Accumulated other comprehensive loss	(15,995)	(42,744)	(11,653)
Retained earnings	1,131,258	1,245,061	983,944
Common stock held in treasury, at cost - 3,670, 1,907 and 2,680 shares, respectively	(65,811)	(45,553)	(55,819)
Total stockholders' equity	1,503,220	1,622,258	1,385,448
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,749,333	$3,290,221	$2,712,405

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,067,110	$1,078,299	$2,333,460	$2,372,300
Cost of goods sold	633,697	733,672	1,373,594	1,552,708
Gross profit	433,413	344,627	959,866	819,592
Selling, general and administrative expenses	236,308	239,893	703,476	616,351
Depreciation and amortization	6,595	7,270	19,130	20,021
Asset impairments and gain on lease terminations	222	250	222	212
Operating profit	190,288	97,214	237,038	183,008
Other (loss) income	(3,129)	(2,795)	(1,964)	24,823
Interest and financing charges, net	(11,024)	(16,052)	(32,666)	(40,805)
Income before income taxes	176,135	78,367	202,408	167,026
Income tax expense	48,755	17,521	55,651	39,489
Net income	127,380	60,846	146,757	127,537
Less: Loss attributable to noncontrolling interests	(260)	(257)	(557)	(519)
Net income attributable to G-III Apparel Group, Ltd.	$127,640	$61,103	$147,314	$128,056

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$2.79	$1.29	$3.21	$2.68
Weighted average number of shares outstanding	45,723	47,488	45,904	47,832

Diluted:
Net income per common share	$2.74	$1.26	$3.13	$2.62
Weighted average number of shares outstanding	46,560	48,475	46,992	48,866

Net income	$127,380	$60,846	$146,757	$127,537
Other comprehensive loss:
Foreign currency translation adjustments	(11,391)	(26,473)	(4,317)	(28,111)
Other comprehensive loss	(11,391)	(26,473)	(4,317)	(28,111)
Comprehensive income	$115,989	$34,373	$142,440	$99,426
Comprehensive loss attributable to noncontrolling interests:
Net loss	(260)	(257)	(557)	(519)
Foreign currency translation adjustments	(1)	(45)	(25)	(104)
Comprehensive loss attributable to noncontrolling interests	(261)	(302)	(582)	(623)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$115,728	$34,071	$141,858	$98,803

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115
Equity awards vested, net	—	(115)	—	—	115	—
Share-based compensation expense	—	4,890	—	—	—	4,890
Taxes paid for net share settlements	—	(33)	—	—	—	(33)
Other comprehensive loss, net	—	—	(11,392)	—	—	(11,392)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	127,640	—	127,640
Balance as of October 31, 2023	$264	$453,504	$(15,995)	$1,131,258	$(65,811)	$1,503,220

Balance as of July 31, 2022	$264	$461,621	$(16,226)	$1,183,958	$(45,616)	$1,584,001
Equity awards vested, net	—	(63)	—	—	63	—
Share-based compensation expense	—	3,672	—	—	—	3,672
Other comprehensive loss, net	—	—	(26,518)	—	—	(26,518)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	61,103	—	61,103
Balance as of October 31, 2022	$264	$465,230	$(42,744)	$1,245,061	$(45,553)	$1,622,258

Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards vested, net	—	(16,108)	—	—	16,108	—
Share-based compensation expense	—	11,728	—	—	—	11,728
Taxes paid for net share settlements	—	(10,828)	—	—	—	(10,828)
Other comprehensive loss, net	—	—	(4,342)	—	—	(4,342)
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	147,314	—	147,314
Balance as of October 31, 2023	$264	$453,504	$(15,995)	$1,131,258	$(65,811)	$1,503,220

Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards vested, net	—	(10,226)	—	—	10,226	—
Share-based compensation expense	—	28,917	—	—	—	28,917
Taxes paid for net share settlements	—	(9,790)	—	—	—	(9,790)
Other comprehensive loss, net	—	—	(28,215)	—	—	(28,215)
Repurchases of common stock	—	—	—	—	(16,622)	(16,622)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	128,056	—	128,056
Balance as of October 31, 2022	$264	$465,230	$(42,744)	$1,245,061	$(45,553)	$1,622,258

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2023	2022

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$147,314	$128,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,130	20,021
Loss on disposal of fixed assets	239	127
Non-cash operating lease costs	43,467	38,264
Gain on lease terminations	—	(38)
Asset impairment	222	250
Equity gain (loss) in unconsolidated affiliates	3,725	(817)
Change in fair value of equity securities	(1,009)	1,182
Share-based compensation	11,728	28,917
Deferred financing charges and debt discount amortization	6,054	7,629
Deferred income taxes	(519)	(1,347)
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	—	(30,925)
Changes in operating assets and liabilities:
Accounts receivable, net	(188,258)	(248,280)
Inventories	117,815	(355,313)
Income taxes, net	35,175	29,444
Prepaid expenses and other current assets	12,636	5,274
Other assets, net	(3,044)	(718)
Customer refund liabilities	18,282	12,740
Operating lease liabilities	(43,750)	(38,312)
Accounts payable, accrued expenses and other liabilities	47,064	(11,484)
Net cash provided by (used in) operating activities	226,271	(415,330)

Cash flows from investing activities
Operating lease assets initial direct costs	(52)	(85)
Investment in e-commerce retailer	—	(25,000)
Investment in equity interest of private company	(3,600)	—
Investment in equity securities	—	(22,378)
Sale of equity securities	—	22,434
Capital expenditures	(15,653)	(14,803)
Acquisition of KLH, net of cash acquired	—	(168,592)
Acquisition of other foreign business, net of cash required	—	(2,701)
Net cash used in investing activities	(19,305)	(211,125)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(112,826)	(172,513)
Proceeds from borrowings - revolving facility	32,738	512,748
Repayment of borrowings - LVMH Note	(75,000)	—
Repayment of borrowings - foreign facilities	(106,100)	(28,512)
Proceeds from borrowings - foreign facilities	99,032	36,863
Purchase of treasury shares	(26,100)	(16,622)
Taxes paid for net share settlements	(10,828)	(9,790)
Net cash (used in) provided by financing activities	(199,084)	322,174

Foreign currency translation adjustments	(2,143)	(10,984)
Net increase (decrease) in cash and cash equivalents	5,739	(315,265)
Cash and cash equivalents at beginning of period	191,652	465,984
Cash and cash equivalents at end of period	$197,391	$150,719

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$32,882	$38,391
Income tax payments, net	$20,195	$4,643

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

KLH, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2023, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included for the nine-month period ended September 30, 2023. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from May 31, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2024 and 2023, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on October 28, 2023 and October 29, 2022, respectively.

The results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2023, October 31, 2022 and January 31, 2023 were:

	October 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$880,827	$806	$881,633
Allowance for doubtful accounts	(18,349)	(63)	(18,412)
Accounts receivable, net	$862,478	$743	$863,221

	October 31, 2022
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$898,383	$1,010	$899,393
Allowance for doubtful accounts	(18,192)	(66)	(18,258)
Accounts receivable, net	$880,191	$944	$881,135

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$692,033	$1,227	$693,260
Allowance for doubtful accounts	(18,237)	(60)	(18,297)
Accounts receivable, net	$673,796	$1,167	$674,963

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

The Company had the following activity in its allowance for credit losses:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(115)	(3)	(118)
Accounts written off as uncollectible	3	—	3
Balance as of October 31, 2023	$(18,349)	$(63)	$(18,412)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(935)	18	(917)
Accounts written off as uncollectible	50	—	50
Balance as of October 31, 2022	$(18,192)	$(66)	$(18,258)

Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses, net	(1,002)	24	(978)
Accounts written off as uncollectible	72	—	72
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $15.6 million, $17.1 million and $19.2 million as of October 31, 2023, October 31, 2022 and January 31, 2023, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $7.9 million, $6.5 million and $6.6 million at October 31, 2023, October 31, 2022 and January 31, 2023, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2023	2022	2023	2023	2022	2023

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$396,340	$379,000	$380,000
Revolving credit facility	2	—	340,235	80,087	—	340,235	80,087
Note issued to LVMH	3	49,787	119,415	121,202	49,350	118,173	119,426
Unsecured loans	2	9,097	10,446	10,866	9,097	10,446	10,866
Overdraft facilities	2	1,872	3,664	3,657	1,872	3,664	3,657
Foreign credit facility	2	4,161	10,416	7,792	4,161	10,416	7,792

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of October 31, 2023. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note in the original principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements (“ASC 820”). For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and records the amortization using the effective interest method over the term of the LVMH Note. The Company repaid $75.0 million of the principal amount of the LVMH Note on June 1, 2023 and the remaining $50.0 million of such principal amount on December 1, 2023.

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

The Company’s operating lease assets and liabilities as of October 31, 2023, October 31, 2022 and January 31, 2023 consist of the following:

Leases	Classification	October 31, 2023	October 31, 2022	January 31, 2023

		(In thousands)
Assets
Operating	Operating lease assets	$221,474	$216,663	$239,665

Liabilities
Current operating	Current operating lease liabilities	$55,897	$50,645	$52,917
Noncurrent operating	Noncurrent operating lease liabilities	183,522	185,171	204,974
Total lease liabilities		$239,419	$235,816	$257,891

The Company recorded lease costs of $18.1 million and $55.1 million during the three and nine months ended October 31, 2023. The Company recorded lease costs of $17.1 million and $46.1 million during the three and nine months ended October 31, 2022. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $6.7 million and $18.1 million for the three and nine months ended October 31, 2023. The Company recorded variable lease costs and short-term lease costs of $6.1 million and $16.7 million for the three and nine months ended October 31, 2022. Short-term lease costs are immaterial.

As of October 31, 2023, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2028 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2024	$17,459
2025	72,772
2026	59,813
2027	46,756
2028	37,635
After 2028	60,142
Total lease payments	$294,577
Less: Interest	55,158
Present value of lease liabilities	$239,419

As of October 31, 2023, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2023, the weighted average remaining lease term related to operating leases is 5.0 years. The weighted average discount rate related to operating leases is 8.5%.

Cash paid for amounts included in the measurement of operating lease liabilities was $53.2 million and $47.6 million during the nine months ended October 31, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for lease obligations were $26.8 million and $96.7 million during the nine months ended October 31, 2023 and 2022, respectively.

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

The Company recognized goodwill of approximately $84.3 million in connection with the acquisition of KLH. The goodwill was assigned to the Company’s wholesale operations reporting unit. In fiscal 2023, as a result of the Company’s annual impairment test, the Company recorded a $347.2 million non-cash impairment charge to fully impair the carrying value of its goodwill. This charge included all of the $84.3 million of goodwill previously recognized in connection with the acquisition of KLH. The Company made an election under Internal Revenue Code Section 338(g) to amortize the total goodwill and intangible assets over a 15 year period for income tax purposes in the United States.

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

The fair value of assets acquired and liabilities assumed were finalized as of May 31, 2023.

NOTE 7 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 8,200 and 59,200 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2023. Approximately 310,600 and 258,600 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2022. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$127,640	$61,103	$147,314	$128,056
Basic net income per share:
Basic common shares	45,723	47,488	45,904	47,832
Basic net income per share	$2.79	$1.29	$3.21	$2.68

Diluted net income per share:
Basic common shares	45,723	47,488	45,904	47,832
Dilutive restricted stock unit awards and stock options	837	987	1,088	1,034
Diluted common shares	46,560	48,475	46,992	48,866
Diluted net income per share	$2.74	$1.26	$3.13	$2.62

NOTE 8 – NOTES PAYABLE

Long-term debt consists of the following:

	October 31, 2023	October 31, 2022	January 31, 2023

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
Revolving credit facility	—	340,235	80,087
LVMH Note	50,000	125,000	125,000
Unsecured loans	9,097	10,446	10,866
Overdraft facilities	1,872	3,664	3,657
Foreign credit facility	4,161	10,416	7,792
Subtotal	465,130	889,761	627,402
Less: Net debt issuance costs (1)	(2,972)	(4,671)	(4,246)
Debt discount	(213)	(5,585)	(3,798)
Current portion of long-term debt	(59,099)	(91,613)	(135,518)
Total	$402,846	$787,892	$483,840
(1)	Does not include debt issuance costs, net of amortization, totaling $2.8 million, $4.4 million and $4.0 million as of October 31, 2023, October 31, 2022 and January 31, 2023, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

In August 2020, the Company completed a private debt offering of $400 million aggregate principal amount of its 7.875% Senior Secured Notes due August 2025 (the “Notes”). The terms of the Notes are governed by an indenture (the “Indenture”), among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under the Company’s prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility that provides for borrowings in the aggregate principal amount of up to $650 million. The Company and certain of its subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2023, the Company was in compliance with these covenants.

As of October 31, 2023, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of October 31, 2023, there were outstanding trade and standby letters of credit amounting to $2.0 million and $2.9 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of Donna Karan International (“DKI”), the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bears interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note was repaid on June 1, 2023 and the remaining $50.0 million of such principal amount was paid on December 1, 2023. The LVMH Note is classified in current portion of notes payable in the Company’s condensed consolidated balance sheets as of October 31, 2023 and January 31, 2023. $75.0 million of the LVMH Note is classified in current portion of notes payable in the Company’s condensed consolidated balance sheet as of October 31, 2022.

ASC 820 requires the LVMH Note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount upon issuance of the LVMH Note. This discount is being amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these unsecured loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2023, the Company had an aggregate outstanding balance of €8.6 million ($9.1 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, T.R.B International SA (“TRB”) entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2023, TRB had an aggregate of €1.8 million ($1.9 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. As of October 31, 2023, KLH had €3.9 million ($4.2 million) of borrowings outstanding under this credit facility.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel trademarks owned by the Company.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $3.3 million, $3.3 million and $5.1 million at October 31, 2023, October 31, 2022 and January 31, 2023, respectively. The Company recognized $3.1 million in revenue for the three months ended October 31, 2023 related to contract liabilities that existed at July 31, 2023. The Company recognized $4.3 million in revenue for the nine months ended October 31, 2023 related to contract liabilities that existed at January 31, 2023. There were no contract assets recorded as of October 31, 2023, October 31, 2022 and January 31, 2023. Substantially all of the advance payments from licensees as of October 31, 2023 are expected to be recognized as revenue within the next twelve months.

NOTE 10 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Andrew Marc and Sonia Rykiel trademarks owned by the Company. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three and nine month periods indicated below:

	Three Months Ended October 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,054,303	$32,711	$(19,904)	$1,067,110
Cost of goods sold	636,961	16,640	(19,904)	633,697
Gross profit	417,342	16,071	—	433,413
Selling, general and administrative expenses	213,263	23,045	—	236,308
Depreciation and amortization	5,475	1,120	—	6,595
Asset impairments and gain on lease terminations	222	—	—	222
Operating profit (loss)	$198,382	$(8,094)	$—	$190,288

	Three Months Ended October 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,069,574	$28,762	$(20,037)	$1,078,299
Cost of goods sold	740,734	12,975	(20,037)	733,672
Gross profit	328,840	15,787	—	344,627
Selling, general and administrative expenses	216,916	22,977	—	239,893
Depreciation and amortization	6,224	1,046	—	7,270
Asset impairment, net of gain on lease terminations	250	—	—	250
Operating profit (loss)	$105,450	$(8,236)	$—	$97,214

	Nine Months Ended October 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,280,391	$97,268	$(44,199)	$2,333,460
Cost of goods sold	1,369,315	48,478	(44,199)	1,373,594
Gross profit	911,076	48,790	—	959,866
Selling, general and administrative expenses	633,841	69,635	—	703,476
Depreciation and amortization	16,247	2,883	—	19,130
Asset impairment, net of gain on lease terminations	222	—	—	222
Operating profit (loss)	$260,766	$(23,728)	$—	$237,038

	Nine Months Ended October 31, 2022
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,338,435	$87,758	$(53,893)	$2,372,300
Cost of goods sold	1,564,595	42,006	(53,893)	1,552,708
Gross profit	773,840	45,752	—	819,592
Selling, general and administrative expenses	548,411	67,940	—	616,351
Depreciation and amortization	17,304	2,717	—	20,021
Asset impairment, net of gain on lease terminations	250	(38)	—	212
Operating profit (loss)	$207,875	$(24,867)	$—	$183,008
(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022

	(In thousands)
Licensed brands	$625,231	$669,408	$1,261,894	$1,403,142
Proprietary brands	429,072	400,166	1,018,497	935,293
Wholesale net sales(1)	$1,054,303	$1,069,574	$2,280,391	$2,338,435

Licensed brands	$—	$—	$—	$—
Proprietary brands	32,711	28,762	97,268	87,758
Retail net sales	$32,711	$28,762	$97,268	$87,758

(1)	As of May 31, 2022, the Company acquired the remaining interests in KLH (Karl Lagerfeld branded product) that it did not already own. Net sales of Karl Lagerfeld product were included in licensed brands net sales of the wholesale operations segment through May 31, 2022. Subsequent to May 31, 2022, net sales of Karl Lagerfeld product are included in proprietary brands net sales of the wholesale operations segment.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2023, the Company issued no shares of common stock and utilized 4,354 shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2022, the Company issued no shares of common stock and utilized 2,366 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2023, the Company issued no shares of common stock and utilized 608,325 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2022, the Company issued no shares of common stock and utilized 385,485 shares of treasury stock in connection with the vesting of equity awards.

NOTE 12 – CANADIAN CUSTOMS DUTY EXAMINATION

In accordance with a favorable ruling by the Canadian International Trade Tribunal, in fiscal 2023 and fiscal 2024, G-III Canada received refunds from the Canada Border Service Agency (“CBSA”) in the aggregate amount of CAD$2.7 million ($2.0 million), including interest and net of a dutiable design assist, for amounts paid by G-III Canada to the CBSA between February 1, 2014 and January 31, 2018. G-III Canada has filed adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments are expected to result in an additional refund of duty and interest, net of refunds already received, from the CBSA of approximately CAD$12.4 million ($8.9 million) plus related interest. These amounts are recorded within other assets, net in the condensed consolidated balance sheets.

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended October 31, 2023.

Issued Accounting Guidance Being Evaluated for Adoption

The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

NOTE 14 – RELATED PARTY TRANSACTION

In June 2023, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Sammy Aaron, the Company’s Vice Chairman and President and a Director of the Company. Pursuant to the Agreement, the Company purchased from Mr. Aaron 208,943 shares of its common stock for $4.1 million at a price equal to the closing price of the Company’s shares on the date of the Agreement.

NOTE 15 – EMPLOYMENT AGREEMENTS

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

On August 29, 2023, the Company entered into a new employment agreement with Sammy Aaron, its Vice Chairman and President. The employment agreement included provisions, among others, that (i) changed to the structure of Mr. Aaron’s annual cash incentive that are designed to align with current market practice and to reduce the size of the annual cash incentive, (ii) changed the mix of annual cash compensation and annual equity grants in a manner that increases the weighting of equity compared to cash and encourages long-term performance and shareholder value creation and (iii) in recognition of the significant reduction in the annual cash incentive agreed to by Mr. Aaron, provides for a special bonus of $2,000,000 that was paid shortly after the new employment agreement was entered into and a retention bonus of $1,000,000 payable if, as of January 31, 2025, the Company has not terminated the employment agreement for “cause” or he has not terminated the employment agreement without “cause” or without “Good Reason” (each of the terms as defined in the employment agreement).

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

KLH, Vilebrequin, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2023, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included for the nine-month period ended September 30, 2023. We accounted for our investment in each of KLH and KLNA using the equity method of accounting through May 30, 2022. Effective May 31, 2022, KLH is accounted for as our consolidated wholly-owned subsidiary and KLNA is an indirect wholly-owned subsidiary of ours. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2024 and 2023, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on October 28, 2023 and October 29, 2022, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the wars in Ukraine and the Middle East;

●	the global health crisis caused by COVID-19 has had, and the current and uncertain future outlook with respect to COVID-19 and its variants will likely continue to have, adverse effects on our business, financial condition and results of operations;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of the remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings as was the case in the fourth quarter of fiscal 2023; and
●	risks related to our indebtedness.

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

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and we have successfully grown the brand. We are now focused on the repositioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing her full lifestyle needs. Our Donna Karan product is expected to be distributed in North America and internationally through our diversified distribution network, including better department stores, digital channels and our own Donna Karan website. Donna Karan is widely considered to be a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for the Nautica brand in North America.

We plan to produce products under the Nautica brand across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective beginning in January 2024, includes three extensions, for five years each. First deliveries are expected to begin in January 2024. The product is expected to be distributed in North America through our diversified distribution network, including better department stores, digital channels and Nautica’s stores and website, as well as in franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise. The Nautica brand joins our portfolio of some of the largest American brands in the world.

License Agreement for Halston Brand

In May 2023, we entered into a global twenty-five year master license with Xcel Brands, Inc. to design and produce all categories of men’s and women’s product for the Halston brand.

The agreement provides for an initial term of five years, followed by a twenty-year period, as well as a purchase option at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in the fall of 2024. Our Halston product is expected to be distributed globally through our diversified distribution network, including better department stores and digital channels. We believe that significant opportunity exists in the better women’s apparel space where G-III has significant expertise. The Halston brand joins G-III’s portfolio of some of the largest American brands in the world.

License Agreement for Champion Brand

In September 2023, we entered into a license with HanesBrands Inc. to design and produce a men’s and women’s outerwear collection for their Champion brand in North America.

The agreement provides for an initial term of five years, effective beginning in January 2024, with a five year renewal option based on achieving sales targets. First deliveries of Champion product are expected for the Fall 2024 season. Our Champion product is expected to be distributed in North America through our diversified distribution network, including better department stores and digital channels. Our collections will feature quality heritage pieces that complement and enhance Champion’s principles. We believe this license aligns with G-III’s core competencies in outerwear and will fit seamlessly into our well-developed outerwear divisions.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by our retail stores and digital outlets. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel.

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

In addition, we sell our products online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.wilsonsleather.com, www.soniarykiel.com, www.karllagerfeldparis.com and www.karl.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers.

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

Retailers are seeking to differentiate their offerings by devoting more resources to the development of exclusive products, whether by focusing on their own private label products or on products produced exclusively for a retailer by a national brand manufacturer. Exclusive brands are only made available to a specific retailer. As a result, customers loyal to their brands can only find them in the stores of that retailer.

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, and new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston and Champion brands, that added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Tax Laws and Regulations

On December 12, 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two.  The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is expected to be effective for our fiscal year ending January 31, 2025. We are in the process of evaluating the impact of Pillar Two, if any, on our tax rate and financial results. We will continue to monitor the developing laws as further information becomes available.

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

The Federal Reserve raised interest rates multiple times in fiscal 2023, as well as thus far in fiscal 2024, in response to concerns about inflation and may continue to do so in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

As a result of supply chain disruptions, in fiscal 2023, we accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allows for timely delivery to our customers. As a result, our inventory levels were higher than usual in fiscal 2023.

Elevated inventory levels and disruptions in the shipping industry contributed to us incurring significant demurrage charges in fiscal 2023. We implemented measures to ensure that we did not incur these charges in our current fiscal year, including reducing product buys to account for current inventory levels and adjusting our production schedules to receive inventory closer to the need for delivery. We experienced inventory levels that were higher than normal through the first half of fiscal 2024. As a result, our warehouse operations were less efficient and we continued to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024. Our inventory levels returned to a more normalized level in the third quarter of fiscal 2024 and we expect this to continue into the fourth quarter of fiscal 2024. Our warehouse capacity has been, and we expect it to continue to be, sufficient for our needs which is expected to bring these costs in line with historical norms. As a result, our warehousing and distribution costs have been reduced for the third quarter of fiscal 2024 and we expect reduced costs to continue through the fourth quarter of fiscal 2024.

We have secured all required space with two of our long-term steamship carrier partners, including the space needed for our peak period and beyond. We continue to monitor supply chain challenges, most recently the developing situation with the Panama Canal, and will divert or adjust routes accordingly to ensure delivery of our product.

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

International Conflicts

We are monitoring the direct and indirect impacts from the military conflicts between Russia and Ukraine and Israel and Hamas. These international conflicts and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest have disrupted commerce and intensified concerns regarding the United States and world economies. Our sales in Russia, Ukraine and Israel are not material to our financial results. However, the imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these international conflicts, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic conditions, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. The possible effects of these international conflicts could have a material adverse effect on our business and our results of operations.

Results of Operations

Three months ended October 31, 2023 compared to three months ended October 31, 2022

Net sales for the three months ended October 31, 2023 decreased to $1.07 billion from $1.08 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.05 billion for the three months ended October 31, 2023 from $1.07 billion in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products. This decrease was partially offset by an increase in net sales of our DKNY and Karl Lagerfeld products. The increase in sales of DKNY products was primarily related to handbags and women’s outerwear.

Net sales of our retail operations segment increased to $32.7 million for the three months ended October 31, 2023 from $28.8 million in the same period last year. The number of retail stores operated by us increased from 60 at October 31,

2022 to 62 at October 31, 2023. The increase in sales in our retail operations segment was primarily the result of increased sales at our Karl Lagerfeld Paris stores.

Gross profit was $433.4 million, or 40.6% of net sales, for the three months ended October 31, 2023, compared to $344.6 million, or 32.0% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 39.6% in the three months ended October 31, 2023 compared to 30.7% in the same period last year. The gross profit percentage in the prior year period was negatively impacted by $26.7 million in demurrage charges incurred due to our inability to pick up freight from port terminals in a timely manner. The gross profit percentage in the current year period was positively impacted by lower freight costs compared to the same period last year. The gross profit percentage in our retail operations segment was 49.1% for the three months ended October 31, 2023 compared to 54.9% for the same period last year. The gross profit percentage in the current year period was negatively impacted by an increase in promotional activity.

Selling, general and administrative expenses decreased to $236.3 million in the three months ended October 31, 2023 from $239.9 million in the same period last year. The decrease in expenses was primarily due to a decrease of $9.0 million in third-party warehouse and facility expenses primarily related to lower inventory levels during the period. This decrease was partially offset by an increase of $5.1 million in compensation expense, primarily as a result of increases in salaries.

Depreciation and amortization was $6.6 million for the three months ended October 31, 2023 compared to $7.3 million in the same period last year. This decrease primarily results from lower depreciation and amortization as a result of a reduction in capital expenditures in recent years.

Other loss was $3.1 million in the three months ended October 31, 2023 compared to $2.8 million in the same period last year. We recorded $2.7 million in losses from unconsolidated affiliates during the three months ended October 31, 2023 compared to $0.2 million in losses from unconsolidated affiliates in the same period last year. Other loss in the current period also consisted of $0.4 million of foreign currency losses compared to $4.0 million of foreign currency losses during the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2023 were $11.0 million compared to $16.1 million in the same period last year. The decrease in interest and financing charges was primarily due to a decrease of $2.5 million in interest charges as a result of lower average borrowings under our revolving credit facility in the current year period and a decrease of $1.1 million in interest charges related to the LVMH Note as a result of the repayment of $75 million in principal of this Note on June 1, 2023.

Income tax expense was $48.8 million for the three months ended October 31, 2023 compared to $17.5 million for the same period last year. Our effective tax rate increased to 27.7% in the current year’s quarter from 22.4% in last year’s comparable quarter. The lower effective tax rate in the prior year period was due the exclusion of the gain recognized as a result of the remeasurement of the fair value of our previously held 19% investment in KLH and 49% interest in KLNA from taxable income.

Nine months ended October 31, 2023 compared to nine months ended October 31, 2022

Net sales for the nine months ended October 31, 2023 decreased to $2.33 billion from $2.37 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $2.28 billion for the nine months ended October 31, 2023 from $2.34 billion in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products. This decrease was partially offset by the addition of $110.2 million in net sales due to the inclusion of the results of the acquired Karl Lagerfeld business for all of the current period compared to only four months in the same period last year.

Net sales of our retail operations segment increased to $97.3 million for the nine months ended October 31, 2023 from $87.8 million in the same period last year. The number of retail stores operated by us increased from 60 at October 31, 2022 to 62 at October 31, 2023. The increase in sales in our retail operations segment was primarily the result of increased sales at our Karl Lagerfeld Paris stores.

Gross profit was $959.9 million, or 41.1% of net sales, for the nine months ended October 31, 2023, compared to $819.6 million, or 34.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 40.0% in the nine months ended October 31, 2023 compared to 33.0% in the same period last year. The gross profit percentage in the prior year period was negatively impacted by $30.8 million in demurrage charges incurred due to our inability to pick up freight from port terminals in a timely manner. The gross profit percentage in the current year period was positively impacted by lower freight costs and slightly higher prices to our customers compared to the same period last year. The gross profit percentage in our retail operations segment was 50.2% for the nine months ended October 31, 2023 compared to 52.1% for the same period last year. The gross profit percentage in the current year period was negatively impacted by an increase in promotional activity.

Selling, general and administrative expenses increased to $703.5 million in the nine months ended October 31, 2023 from $616.4 million in the same period last year. We recognized an additional $72.8 million of expenses due to the inclusion of the results of KLH for the current period ended October 31, 2023 as compared to only four months in the same period last year. The remainder of the increase in expenses was primarily due to an increase of $16.7 million in compensation expense, primarily from an increase in salaries and bonus expense accruals. This increase was partially offset by reduced royalty advertising expenses which decreased due to lower net sales of licensed product.

Depreciation and amortization was $19.1 million for the nine months ended October 31, 2023 compared to $20.0 million in the same period last year. This decrease primarily results from lower depreciation and amortization as a result of a reduction in capital expenditures in recent years, partially offset by an increase of $2.4 million of depreciation and amortization expense due to the inclusion of the results of KLH for all of the current period compared to four months in the same period last year.

Other loss was $2.0 million in the nine months ended October 31, 2023 compared to other income of $24.8 million for the same period last year. Other income in the prior year period consisted of a gain of $30.9 million during the nine months ended October 31, 2022 as a result of the remeasurement of our previously held 19% investment in KLH and 49% investment in KLNA as of the effective date of the acquisition by us of the interests in KLH that we did not previously own. Other loss in the current period consisted of $0.7 million of foreign currency income during the nine months ended October 31, 2023 compared to $9.4 million of foreign currency losses during the same period last year. Additionally, we recorded $3.7 million in losses from unconsolidated affiliates during the nine months ended October 31, 2023 compared to $0.8 million in income from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2023 were $32.7 million compared to $40.8 million in the same period last year. The decrease in interest and financing charges was primarily due to a $3.0 million increase in investment income from having a larger cash position in the current year compared to the prior year and a decrease of $2.2 million in interest charges due to lower average borrowings under our revolving credit facility in the current year period. In addition, there was a decrease of $1.6 million in interest charges related to the LVMH Note as a result of the repayment of $75 million in principal of this Note on June 1, 2023.

Income tax expense was $55.7 million for the nine months ended October 31, 2023 compared to $39.5 million for the same period last year. Our effective tax rate increased to 27.5% in the current year’s period from 23.6% in last year’s comparable period. The lower effective tax rate in the prior year period was due to the exclusion of the gain recognized as a result of the remeasurement of the fair value of our previously held 19% investment in KLH and 49% interest in KLNA from taxable income.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. A principal payment of $75 million was made on June 1, 2023 with respect to the LVMH Note. The remaining principal amount of $50 million under the LVMH Note was paid on December 1, 2023. We have also used cash to repurchase our shares.

As of October 31, 2023, we had cash and cash equivalents of $197.4 million and availability under our revolving credit facility of approximately $645 million. As of October 31, 2023, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due August 2025 (the “Notes). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under our prior term loan facility due 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility that provides for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million. The ABL Credit Agreement extended the maturity date of this facility from December 2021 to August 2025.

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

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of October 31, 2023, we were in compliance with these covenants.

As of October 31, 2023, we had no borrowings outstanding under the ABL Credit Agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2023, there were outstanding trade and standby letters of credit amounting to $2.0 million and $2.9 million, respectively.

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

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bears interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note was repaid on June 1, 2023 and the remaining $50 million of such principal amount was paid on December 1, 2023. The LVMH Note is classified in current portion of notes payable in our Company’s condensed consolidated balance sheet as of October 31, 2023 and January 31, 2023. $75.0 million of the LVMH Note is classified in current portion of notes payable in our condensed consolidated balance sheet as of October 31, 2022.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.6 million under these unsecured loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2023, the Company had an aggregate outstanding balance of €8.6 million ($9.1 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2023, TRB had an aggregate of €1.8 million ($1.9 million) drawn under these facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. As of October 31, 2023, KLH had €3.9 million ($4.2 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our revolving credit facility at October 31, 2023 and $340.2 million outstanding at October 31, 2022, respectively. We had $400 million in borrowings outstanding under the Notes at October 31, 2023 and October 31, 2022, respectively. Our contingent liability under open letters of credit was approximately $4.9 million and $9.9 million at October 31, 2023 and 2022, respectively. In addition to the amounts outstanding under these two loan agreements, at October 31, 2023 and 2022, we had $50 million and $125 million of face value principal amount outstanding under the LVMH Note, respectively. As of October 31, 2023 and 2022, we had an aggregate of €8.6 million ($9.1 million) and €10.7 million ($10.4 million) outstanding under the Company’s various unsecured loans. As of October 31, 2023 and 2022, we had €1.8 million ($1.9 million) and €3.7 million ($3.7 million) outstanding under our various overdraft facilities. As of October 31, 2023 and 2022, we had €3.9 million ($4.2 million) and €10.6 million ($10.4 million) outstanding under KLH’s foreign credit facility.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Prior to this increase, we had 6,813,851 authorized shares under this program. Pursuant to this program, during the nine months ended October 31, 2023, we acquired 1,598,568 of our shares of common stock for an aggregate purchase price of $26.1 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of October 31, 2023, we had remaining 10,000,000 shares authorized for purchase under this program. As of December 4, 2023, we had 45,727,662 shares of common stock outstanding.

Cash from Operating Activities

We generated $226.3 million in cash from operating activities during the nine months ended October 31, 2023, primarily as a result of our net income of $147.3 million, a decrease of $117.8 million in inventories and increases of $47.1 million in accounts payable and accrued expenses and $18.2 million in customer refund liabilities. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $19.1 million and share-based compensation of $11.7 million. These items were offset, in part, by an increase of $188.3 million in accounts receivable.

The changes in operating cash flow items are consistent with our seasonal pattern with the exception of the decrease in inventory which resulted from our inventory returning to a more normalized level after experiencing a period of elevated inventory levels in fiscal 2023 due to supply chain disruptions. Our accounts receivable and customer refund liabilities increased because we experience higher sales levels in our third and fourth quarters.

Cash from Investing Activities

We used $19.3 million of cash in investing activities during the nine months ended October 31, 2023. We had $15.7 million in capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores. In addition, we used $3.6 million for an investment in the equity of a private company.

Cash from Financing Activities

Net cash used by financing activities was $199.1 million during nine months ended October 31, 2023 primarily as a result of repayments of borrowings of $112.8 million under our ABL Credit Agreement, partially offset by borrowings of $32.7 million under that Agreement, as well as the $75.0 million principal repayment of the LVMH Note. In addition, we used $26.1 million of cash to repurchase 1,598,568 shares of our common stock under our share repurchase program and $10.8 million for taxes paid in connection with net share settlements of stock grants that vested.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2023 are those that depend most heavily on these judgments and estimates. As of October 31, 2023, there have been no material changes to our critical accounting policies.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of October 31, 2023, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended October 31, 2023. Included in this table are shares withheld during September 2023 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
August 1 - August 31, 2023	—	$—	—	10,000,000
September 1 - September 30, 2023	1,344	24.42	—	10,000,000
October 1 - October 31, 2023	—	—	—	10,000,000
	1,344	$12.21	—	10,000,000

(1)	Included in this table are 1,344 shares withheld during the three-month period ended October 2023 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program from 6,813,851 to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended October 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 2, 2008).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1	Performance Share Unit Agreement, dated August 9, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated August 10, 2023).
10.2	Employment Agreement, dated August 9, 2023, between G-III Apparel Group, Ltd. and Morris Goldfarb (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated August 10, 2023).
10.3	G-III Apparel Group, Ltd. 2015 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, dated August 10, 2023).
10.4	Employment Agreement, dated August 29, 2023, between G-III Apparel Group, Ltd. and Sammy Aaron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated August 30, 2023).
10.5	G-III Apparel Group, Ltd. 2023 Long-Term Incentive Plan (incorporated by reference to Appendix A of the Company’s Schedule 14A, filed on September 11, 2023).
10.6	Performance Share Unit Agreement, dated October 17, 2023 (filed herewith).
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2023.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2023.

32.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2023.

32.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2023.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 6, 2023	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 6, 2023	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer