Form 10-K
period 2024-01-31
G III APPAREL GROUP LTD /DE/
filed 2024-03-25
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

As of July 31, 2023, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,042,589,801.

The number of outstanding shares of the registrant’s Common Stock as of March 21, 2024 was 45,417,321.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 13, 2024, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

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

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands, business practices of our customers that could adversely affect us and retail customer concentration;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the wars in Ukraine and the Middle East;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;

●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of a remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2024 is referred to as “fiscal 2024.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Overview

We design, source and market an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by our key brands: DKNY, Donna Karan, Karl Lagerfeld, Nautica and Halston, as well as other major brands that currently drive our business, including Calvin Klein and Tommy Hilfiger. We distribute our products through multiple channels and in markets located in a variety of geographies.

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, Dockers and Champion. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Wilsons Leather and Sonia Rykiel brands.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographic areas is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our continued success depends on our ability to design products that are accepted in the marketplace, source the manufacture of our products on a competitive basis, and continue to diversify our product portfolio and the markets we serve.

We believe that consumers prefer to buy brands they know, and we have continually sought to increase the portfolio of name brands we can offer through different tiers of retail distribution and for a wide array of products at a variety of price points. We have increased the portfolio of brands we offer through licenses and acquisitions. It is our objective to continue to expand our product offerings and we are continually discussing new licensing opportunities with brand owners and seeking to acquire established brands.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by our retail stores and digital sites. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel.

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. Our company-operated stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores.

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and we have successfully grown the brand. We are now focused on the repositioning and expansion of the Donna Karan brand with first deliveries made for Spring 2024. The new Donna Karan is a modern system of dressing created to appeal to a woman’s senses on every level, addressing her full lifestyle needs. Our Donna Karan product is currently being distributed in the United States through our diversified distribution network, including better department stores, digital channels and our own Donna Karan website. Donna Karan is widely considered to be a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for women’s apparel under the Nautica brand in North America.

We plan to produce products under the Nautica brand across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective as of January 2024, includes three extensions, for five years each. First deliveries began in January 2024. The product is expected to be distributed in North America through our diversified distribution network, including better department stores, digital channels and Nautica’s stores and website, as well as in franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise.

License Agreement for Halston Brand

In May 2023, we entered into a global twenty-five year master license with Xcel Brands, Inc. to design and produce all categories of men’s and women’s product for the Halston brand.

The agreement provides for an initial term of five years, followed by a twenty-year period, with G-III having the right to terminate every five years. We also have a purchase option for the Halston brand at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in July 2024. Our Halston product is expected to be distributed globally through our diversified distribution network, including better department stores and digital channels. We believe that significant opportunity exists in the better women’s apparel space where G-III has significant expertise.

License Agreement for Champion Brand

In September 2023, we entered into a license with HanesBrands Inc. to design and produce men’s and women’s outerwear collections for their Champion brand in North America.

The agreement provides for an initial term of five years, effective as of January 2024, with a five year renewal option based on achieving certain sales targets. First deliveries of Champion product are expected for the Fall 2024 season. Our Champion product is expected to be distributed in North America through our diversified distribution network, including better department stores and digital channels. Our collections will feature quality heritage pieces that complement and enhance Champion’s principles. We believe this license aligns with G-III’s core competencies in outerwear and will fit seamlessly into our well-developed outerwear business.

Strategic Initiatives

We are focused on the following strategic initiatives, which we believe are critical to our long-term success:

●	Drive our brands across categories: We are a partner of choice to a diversified retail network, supplying a broad range of over 20 apparel, accessory and footwear categories across our owned and licensed brands. Our data-driven approach prioritizes the consumer in all aspects of our business and enables us to create category lines that offer a compelling mix of products. We believe the potential of our brands will assist us in gaining new customers and expanding our product offerings. We have increased our focus on segmenting our portfolio of brands to grow our market share across our distribution channels. Additionally, we have added Nautica and Halston to our portfolio of licensed brands. We believe we can unlock the potential of these brands and expand them into a broad range of additional categories as we diversify their product offerings. We are also launching outerwear for Champion, a well-recognized brand across a wide consumer base.

●	Expanding our portfolio of owned brands: We own a portfolio of globally recognized brands including DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin, among others. Owning our own brands is advantageous to us for several reasons:

-	We have full control of these brands and can distribute them globally across channels, including though our omni-channel retail and online retailers, through off-price channels and direct to the consumer through our stores and digital sites.
-	We can realize significantly higher operating margins as we do not pay licensing fees on sales of our proprietary products and can also generate additional licensing revenues (which have no related cost of goods sold) for categories of products we do not produce.
-	We are able to license our proprietary brands in new categories and geographies to carefully selected licensees.
-	We are able to build equity in these brands to benefit the long-term interests of our stockholders.

We believe we can expand our owned brands and their international reach. Our first full year of ownership of Karl Lagerfeld accelerated this growth. We are investing to increase the lifestyle appeal of our owned brands as we grow them organically. We are also expanding into new lifestyle categories and working with new distribution partners to grow into new geographies. We have experienced positive results in the performance in each of our owned brand’s key licensed product categories. We believe we have significant opportunities to increase the overall profitability of our owned brands.

We continue to explore strategic opportunities, including acquisitions and investments in brands and companies, as well as joint-ventures and licensing opportunities that we believe are additive to our overall business. We take a disciplined approach to any acquisitions, seeking brands with broad consumer recognition that we can grow profitably and expand by leveraging our infrastructure and core competencies.

●	Continue to develop and expand our DKNY business and re-position and expand the Donna Karan business: We believe that Donna Karan and DKNY are two of the most iconic and recognizable brands and we are well positioned to unlock their potential and expand the reach of these brands. We are leveraging our demonstrated ability to drive organic growth and develop talent within our Company to maximize the potential of the Donna Karan and DKNY brands. We began our relaunch of our Donna Karan brand in January 2024. The new Donna Karan is a modern system of dressing created to appeal to a woman’s senses on every level, addressing the lifestyle needs of a new consumer. Inspired by the Donna Karan archives, we have thoughtfully created a new product line that captures the brand’s ethos of timeless elegance, empowering women and accessible luxury, tailored to meet the lifestyle needs of today’s consumer. We supported this relaunch in several key ways:

-	We launched a highly visible marketing campaign to showcase timeless outfits that draw inspiration from popular past Donna Karan product lines.
-	We redesigned the Donna Karan website to engage consumers with the power of the brand.
-	With our fragrance partner, we launched our first-ever fragrance collection to compliment Donna Karan’s existing iconic fragrance offerings.

Our initial product offering is resonating with consumers. The excitement and attention created by this launch has generated momentum and we believe we can expand the brand globally over time.

DKNY merges modern tailoring with sophisticated ease, celebrating the aspirational and practical spirit of New York, with a highly differentiated perspective from Donna Karan. The brand has global distribution, including premier department stores and their digital sites, partner run stores and online retailers. We believe we have the opportunity to increase the international presence of the DKNY brand through elevating its wholesale profile and developing a digital footprint with Zalando and other key online retailers. We are launching a marketing initiative for DKNY to drive global brand awareness with a focus on the brand’s more youthful appeal.

●	Expanding our international business: We continue to expand our international business and enter into new markets worldwide. In fiscal 2023, we acquired the remaining interests in the Karl Lagerfeld fashion brand which grew our European business and added new international expertise. In fiscal 2022, we purchased European luxury fashion brand Sonia Rykiel. We own Vilebrequin, a premier provider of status swimwear, resort wear and related accessories that was founded in Europe. We have created innovative experiences that allow consumers to experience Karl Lagerfeld and Vilebrequin by expanding these brands into the leisure industry, strengthening their global lifestyle appeal and extending their reach. We believe these brands can enable us to expand in the international space and that there is untapped potential for these brands. In addition, we believe that the international sales and profit opportunity is quite significant for our DKNY and Donna Karan businesses and, as a result, we are expanding our DKNY and Donna Karan businesses globally. Continued growth, brand development and marketing in overseas markets is critical to driving global brand recognition.

●	Increasing digital channel business opportunities: We are continuing to make changes to our business to address the additional challenges and opportunities created by the evolving role of the digital marketplace in the retail sector and expect to increase sales of our products in an omni-channel environment. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Consumers are increasingly engaging with brands through digital channels, and we believe that this trend will continue to grow in the coming years. Our key brands serve as the anchor of our business and position us to be the direct beneficiaries of this trend. By continuing to leverage our partnerships with the digital channels operated by major retailers, online distributors and our licensors, as well as building out our own digital capabilities, we intend to facilitate brand awareness, increase consumer engagement and, ultimately, drive sales.

Our Strengths

Broad portfolio of globally recognized brands.  In an environment of rapidly changing consumer fashion trends and preferences, we benefit from a balanced mix of more than 30 licensed and proprietary brands anchored by our key brands: DKNY, Donna Karan, Karl Lagerfeld, Nautica and Halston, as well as other major brands that currently drive our business, including Calvin Klein and Tommy Hilfiger, all of which have strong brand equity and long-standing consumer appeal. Our overall brand portfolio includes other complementary brands that are diversified across product categories, price points, demographics, occasions, fits and sizes, and styles and genres. Our proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass & Co., Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We are a licensee of choice for well-known fashion brands including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Kenneth Cole, Cole Haan, Vince Camuto, Dockers and Champion. We also license team sports oriented brands, including the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Starter and over 150 U.S. colleges and universities. We believe that our well-

diversified brand portfolio of key brands and complementary brands is well positioned to satisfy ongoing consumer needs and preferences. Additionally, our experience in developing and acquiring licensed brands and proprietary labels, as well as our reputation for producing high quality, well-designed apparel, has led major customers to select us as a partner of choice for their own private label programs.

We currently market apparel and other products under, among others, the following licensed and proprietary brand names:

Women's	Men's	Team Sports
Licensed Brands
Calvin Klein	Calvin Klein	National Football League
Calvin Klein Jeans	Tommy Hilfiger	Major League Baseball
Tommy Hilfiger	Kenneth Cole	National Basketball Association
Nautica	Halston	National Hockey League
Halston	Champion	IMG Collegiate Licensing Company
Champion	Cole Haan	Starter
Kenneth Cole	Levi's
Cole Haan	Dockers
Levi's	Margaritaville
Vince Camuto
Margaritaville

Proprietary Brands	DKNY	G-III Sports by Carl Banks
DKNY	Karl Lagerfeld	G-III for Her
Donna Karan	Karl Lagerfeld Paris
Karl Lagerfeld	Andrew Marc
Karl Lagerfeld Paris	Marc New York
Andrew Marc	Vilebrequin
Marc New York	G. H. Bass & Co.
Vilebrequin	Wilsons Leather
Sonia Rykiel
G. H. Bass & Co.
Eliza J
Jessica Howard

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

Diversified business mix across customers, price points, products, and distribution channels.  We market our products at multiple price points and across multiple channels of distribution, allowing us to provide products to a broad range of consumers. Our products are sold to approximately 1,700 customers, including a cross section of retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores and Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos and have made minority investments in two e-commerce retailers. Our strong relationships with retailers have been established through many years of personal customer service and our objective of meeting or exceeding retailer expectations. In addition, we continue to make changes to our business to address the additional challenges and opportunities created by the evolving role of the online marketplace in the retail sector and expect to expand the sale of our products in an omni-channel environment. As economic conditions waver and consumer trends change, we believe that our deep-rooted relationships across the retail landscape, diversified brands serving a wide range of consumers and our product portfolio mix that covers a broad mix of price points allow us to operate on a flexible and advantageous basis.

Experienced management team.  Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 45 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards, Neal S. Nackman, our Chief Financial Officer, has been with us for more than 20 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 20 years. In addition, in January 2024, Dana Perlman joined us as our Chief Growth and Operations Officer. This newly created role is intended to leverage Ms. Perlman’s over 20-year career in apparel, strategy and finance to drive innovation, optimize operations and identify new opportunities. Our leadership team has demonstrated experience in successfully acquiring, managing, integrating and positioning new businesses having completed over ten acquisitions and several joint ventures over the last 20 years, while also adding numerous new licenses and licensed products to our portfolio.

Wholesale Operations

Licensed Products

The sale of licensed products is a key element of our strategy and we have continually expanded our offerings of licensed products for over 25 years. Sales of licensed products accounted for 53.4% of our net sales in fiscal 2024, 58.6% of our net sales in fiscal 2023 and 67.2% of our net sales in fiscal 2022. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 41.0% of our net sales in fiscal 2024 and approximately 48.0% of our net sales in fiscal 2023.

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

In March 2023, we announced the signing of a long-term license with Authentic Brands Group for women’s apparel under the Nautica brand in North America. We will produce across a number of categories, starting with jeans then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective as of January 2024, includes three extensions for five years each. First deliveries began in 2024.

In May 2023, we announced the signing of a long-term master license with Xcel Brands, Inc. for the Halston brand for all categories of Halston men’s and women’s product. The agreement provides for an initial term of five years, followed by a twenty-year period, with G-III having the right to terminate every five years. We also have a purchase option for the Halston brand at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in the July 2024.

In September 2023, we announced the signing of a long-term license with HanesBrands Inc. to design and produce men’s and women’s outerwear collections for their Champion brand in North America. The agreement provides for an initial term of five years, effective as of January 2024, with a five year renewal option based on achieving sales targets. First deliveries of Champion product are expected for the Fall 2024 season.

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
Calvin Klein (Men's outerwear)	December 31, 2025	None
Calvin Klein (Women's outerwear)	December 31, 2025	None
Calvin Klein (Women's dresses)	December 31, 2026	None
Calvin Klein (Women's suits)	December 31, 2026	December 31, 2029
Calvin Klein (Women's performance wear)	December 31, 2025	None
Calvin Klein (Women's better sportswear)	December 31, 2024	None
Calvin Klein (Better luggage)	December 31, 2027	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2026	None
Calvin Klein (Men's and women's swimwear)	December 31, 2026	None
Calvin Klein Jeans (Women's jeanswear)	December 31, 2024	None
Champion (men's and women's outerwear)	December 31, 2028	December 31, 2033
Cole Haan (Men's and women's outerwear)	December 31, 2028	December 31, 2030
Dockers (Men's outerwear)	November 30, 2024	None
Halston (men's and women's apparel)	December 31, 2028	December 31, 2048
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2027	None
Levi's (Men's and women's outerwear)	November 30, 2027	None
Margaritaville (Men's and women's apparel)	December 31, 2025	December 31, 2030
Nautica (Women's sportswear, jeanswear, tailored clothing and dresses)	December 31, 2028	December 31, 2043
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2027	None
Tommy Hilfiger (Women's sportswear)	December 31, 2025	None
Tommy Hilfiger (Women's dresses)	December 31, 2026	None
Tommy Hilfiger (Women's suits)	December 31, 2026	December 31, 2029
Tommy Hilfiger x Leagues	December 31, 2025	None
Vince Camuto (Women's dresses)	December 31, 2025	None
Team Sports Licenses
Collegiate Licensing Company	December 31, 2024	None
Major League Baseball	December 31, 2027	None
National Basketball Association	September 30, 2025	None
National Football League	March 31, 2028	None
National Hockey League	June 30, 2025	None
Starter	December 31, 2029	December 31, 2039

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

Proprietary Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We also acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, a premier swimwear and resort wear brand. In our most significant acquisition to date, we acquired Donna Karan International, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable brands. In October 2021, we acquired European luxury fashion brand Sonia Rykiel and in May 2022, we acquired the remaining interests that we did not own in the iconic Karl Lagerfeld fashion brand. We currently design, manufacture, distribute and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories and across geographies. We continue to seek new licensing opportunities to broaden the reach of these brands and evaluate opportunities to acquire established brands.

DKNY and Donna Karan

We own two of the world’s most iconic fashion brands: DKNY and Donna Karan. First launched in 1984, DKNY and Donna Karan design, source, market, retail and distribute collections of women’s and men’s clothing, sportswear, handbags, accessories and shoes under the DKNY and Donna Karan brand names.

Based on DKNY’s and Donna Karan’s significant brand equity, we believe there are opportunities to expand existing categories, launch new initiatives and develop an even stronger licensing and distribution base. We believe that both the DKNY and Donna Karan brands have the potential for significant growth. In addition, we expect increased revenues from licensing and from sales growth across many categories of the business channels and geographies

After acquiring the brands in December 2016, we initially focused on re-positioning and re-launching the DKNY brand. Our DKNY products are designed to merge modern tailoring with sophisticated ease, celebrating the aspirational and practical spirit of New York, with a highly differentiated perspective from Donna Karan. Products developed reflect the DNA of the DKNY brand and visual identity for the new evolution of DKNY. We believe that DKNY is a premier fashion and lifestyle brand. DKNY products produced by us or by our various licensees are sold through department stores, specialty retailers and online retailers worldwide, as well as through company-operated retail stores, digital sites and international brand partners and distributors.

We believe that the Donna Karan brand also offers significant growth potential. We are now focused on the re-positioning and expansion of the brand with first deliveries made for Spring 2024. The new Donna Karan is a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new consumer. Inspired by the Donna Karan archives, we have thoughtfully created a new product line that captures the brand’s ethos of timeless elegance, empowering women and accessible luxury, tailored to meet the lifestyle needs of today’s customer. Donna Karan product is distributed in better department stores, digital channels and our own Donna Karan website in North America. Donna Karan is widely considered a top fashion brand and is recognized as one of the most famous designer names in American fashion. Our initial product offerings are resonating with consumers. The excitement and global attention created by this launch has generated momentum and we believe we can expand the brand globally over time. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

We believe there are significant opportunities to enhance the digital business of DKNY and Donna Karan, prudently manage the retail store base for DKNY over the long term and capitalize on our industry relationships in seeking premium placement for DKNY and Donna Karan product categories in department and other retail stores globally.

Karl Lagerfeld

In May 2022, we acquired the remaining interests in the Karl Lagerfeld fashion brand that we did not own. The addition of the Karl Lagerfeld fashion brand to the G-III portfolio of owned brands advances several of our strategic initiatives, including increasing the direct ownership of brands, capitalizing on their licensing opportunities and further diversifying our global presence. This acquisition represents a significant opportunity to expand our international presence by further developing our European-based brands which also include Vilebrequin and Sonia Rykiel. We believe that Karl Lagerfeld’s existing digital channel presence could enable us to enhance our omni-channel business and further accelerate our digital initiatives. The influential legacy of the Karl Lagerfeld brand embodies a creative expression that aligns with our goal to provide innovative products for our customers.

The iconic Karl Lagerfeld brand is known for its signature aesthetic combining Parisian classics with a rock-chic attitude and tailored silhouettes. Its portfolio of accessible, aspirational collections includes ready-to-wear apparel for women, men and children, as well as handbags and small leather goods. Licensed collections include watches, eyewear, footwear, perfumes, candles and fashion jewelry. As of January 31, 2024, Karl Lagerfeld products are distributed through more than 200 stores worldwide, including 70 company-operated stores, located primarily internationally and through digital channels. In addition, Karl Lagerfeld is distributed through a premium wholesale distribution network in Europe, the Middle East and Asia.

Vilebrequin

Vilebrequin is a premier provider of status swimwear, resort wear and related accessories. Vilebrequin products are sold in over 100 countries around the world. We believe that Vilebrequin has the potential to significantly develop its distribution network worldwide and expand its product offerings. A majority of Vilebrequin’s current revenues are derived from sales in Europe and the United States. As of January 31, 2024, Vilebrequin products were distributed through select wholesale distribution, 104 company-operated stores and 95 licensed stores across over 100 countries, as well as digitally on www.vilebrequin.com.

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

In April 2023, Vilebrequin opened the first Vilebrequin Beach club in Cannes, France. Vilebrequin also opened a branded beach cabana club at the Boca Raton Hotel in Florida. In the fall of 2023, Vilebrequin entered into a multi-year licensing agreement with a developer of a luxury lifestyle hotel in Miami Beach, Florida to design a rooftop pool deck, restaurant and retail store that is expected to open in late 2024. These hospitality offerings are expected to expand Vilebrequin’s brand awareness. We expect to continue to expand with store openings in global key markets and reinforce the luxury status of Vilebrequin through immersive brand experiences.

Sonia Rykiel

In October 2021, we purchased European luxury fashion brand Sonia Rykiel. Sonia Rykiel, who created this well-known brand, was one of the leading figures of Parisian fashion. We relaunched the brand in the fall of 2022 with collections that celebrate the brand’s legacy and archives. We are seeking to reinforce Sonia Rykiel’s position in relevant markets and we plan to further expand the brand’s global footprint in fiscal 2025. We are committed to preserving Sonia Rykiel’s distinct identity while embracing fresh perspectives and creative collaborations.

Licensing of Proprietary Brands

As our portfolio of propriety brands has grown, we have licensed these brands in new categories. We began licensing Andrew Marc, Vilebrequin, Sonia Rykiel and G.H. Bass in selected categories after acquiring these brands. Our licensing program has significantly increased as a result of owning the DKNY, Donna Karan and Karl Lagerfeld and Karl Lagerfeld Paris brands. We currently license our proprietary brands in a variety of categories and continue to seek new licensing opportunities to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Marchon, Komar and Inter Parfums. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance, intimates, eyewear, bedding and bath products and women’s sleepwear and loungewear. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, men’s and women’s watches, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s underwear, men’s loungewear, men’s swimwear, men’s and women’s golfwear, men’s and women’s socks, furniture, tech accessories and rugs.

We have a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY and Donna Karan brands. The initial term of the license extends through December 31, 2032 and includes a 5 year option to renew given the achievement of certain sales targets. We believe the fragrance category enables our brands to connect more broadly with global consumers.

We have also recently entered into license agreements for the creation, development and distribution of men’s underwear under the DKNY and DKNY Sport brands in the United States and Canada, tech accessories under the DKNY brand throughout the world and rugs under the DKNY brand in North America.

We intend to continue to focus on expanding licensing opportunities for the DKNY and Donna Karan brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories and we intend to grow royalty streams by expanding existing licenses, as well as through new categories with new licensees.

We license the Karl Lagerfeld brand for a wide range of product categories including, but not limited to, footwear, men’s apparel, fragrances, children’s clothing, eyewear and tech accessories. Additionally, we license the Karl Lagerfeld Paris brand for bedding and bath products.

We license the G.H. Bass brand in the United States and internationally for men’s, women’s and children’s footwear, children’s clothing, men’s and women’s sportswear apparel and bedding and bath products.

We license the Andrew Marc brand in North America for men’s and boy’s tailored clothing and men’s and women’s denim.

We license the Vilebrequin brand internationally for fragrance and soap related products, watches, denim and paddleboards.

We license the Sonia Rykiel brand internationally for children’s apparel, women’s footwear and women’s fashion jewelry.

Retail Operations

As of January 31, 2024, our retail operations segment consisted of 53 stores operated under our Karl Lagerfeld Paris and DKNY brands, as well as digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass, Andrew Marc and Wilsons Leather businesses.

Our Karl Lagerfeld Paris stores offer a range of products including sportswear, dresses, outerwear, handbags and footwear. Our DKNY stores offer a large range of products including sportswear, dresses, outerwear, handbags, footwear and athleisure apparel.

We are developing additional digital marketing initiatives on our websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business for our retail operations segment consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.karllagerfeldparis.com, www.ghbass.com and www.wilsonsleather.com. Our digital business also includes our own web platforms at www.vilebrequin.com, www.soniarykiel.com and www.karl.com which are part of our wholesale operations segment.

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

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from a global network of independent, third-party manufacturers, primarily located in Asia. During fiscal 2024, approximately 77% of our product was sourced from Vietnam, China and Indonesia. We do not own any manufacturing facilities.

Our sourcing operations are based in China and Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. These offices act as an agent for substantially all of our sourcing in Asia and monitors production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing offices in Vietnam, Indonesia, Jordan and Bangladesh to help support these efforts.

Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, environmental, trade, labor and intellectual property protection conditions in the countries in which we source our products, and we conduct assessments of our manufacturers and supply chain, as discussed under “Vendor Code of Conduct” below. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished products at the factory site.

We generally arrange for the production of products on a purchase order basis with completed products manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against losses arising during shipping.

We have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of each foreign manufacturer with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.

A majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment (principally ship, truck or air) based upon a customer’s needs, cost and timing considerations. We expect all of our suppliers shipping to the United States to adhere to the requirements of the U.S. Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program, including standards relating to facility security, procedural security, personnel security, cargo security, and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we have determined that the supplier will be unable to correct a deficiency, we may move that supplier’s product through alternative supply chain channels or we may terminate our business relationship with the supplier.

Vendor Code of Conduct

We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Vendor Code of Conduct. Our Vendor Code of Conduct specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training and guidance to the factories our contractors use related to our Vendor Code of Conduct and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Vendor Code of Conduct. In addition to their contractual obligations, we evaluate our suppliers' compliance with our Vendor Code of Conduct through audits conducted both by our employees and third-party compliance auditing firms on an annual basis.

Human Capital

Our People

As of January 31, 2024, we employed approximately 3,500 persons on a full-time basis and approximately 1,100 on a part-time basis. We employ both union and non-union personnel and believe that our relations with our employees are good. We have not experienced any interruption of our operations due to a labor disagreement with our employees.

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

We are committed to providing a healthy work environment that allows employees to feel highly valued, productive and effective within their jobs by maintaining an inclusive environment which we believe positively impacts employee engagement. Our employees are the heart of our organization and our ongoing emphasis to recruit and retain the best talent in our industry continues as a top priority. We are constantly striving to build upon and improve our talent acquisition and selection processes, onboarding experience and training initiatives.

Diversity, Equity and Inclusion

We are a diverse workplace and know that, to succeed, we must become an even more diverse, equitable and inclusive organization. Currently, approximately 60% of our leadership team and 72% of our overall workforce self-identify as women, and 48% of our overall workforce identify as Black, Indigenous and People of Color (“BIPOC”). Of our fourteen Board members, there are four women and four people of diverse backgrounds, exceeding NASDAQ requirements for board diversity. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future and continue to work towards increasing Board diversity.

Our commitment to Diversity, Equity and Inclusion also extends outside of our business. We are a founding member of the groundbreaking Social Justice Center at the Fashion Institute of Technology (“FIT”), a premier fashion university, whose purpose is to help establish a program that is intended to increase opportunities and accelerate social equity for BIPOC persons entering our industry for years to come. Additionally, we continued our partnership with UNCF (“United Negro College Fund”) by sponsoring two enriching and rewarding student internships. These interns were provided room and board at FIT. They participated in a program that consisted of educational master class sessions and experienced New York theatre and other local programs. In addition, we funded two scholarships through UNCF. In fiscal 2025, we will continue to support our diversity efforts by working directly with Historically Black Colleges and Universities by providing two students the opportunity to gain firsthand experience working at G-III.

Diversity, Equity and Inclusion are at the heart of G-III’s values. We strive to create a workplace with opportunities for all. We have made progress and intend to continue to do so in the coming years.

Talent Acquisition, Development and Retention

Having the right talent in the organization is one of the most critical aspects of our business. This year our HR team focused on hiring, developing and retaining talent. After a successful launch of our Lunch and Learn program facilitated by our leadership team, we have continued the program by offering a second semester of courses that will provided an opportunity for continuous learning about our business. We have procured a training solution program that will incorporate a G-III Master Class training library that will make these sessions and other educational tools accessible to our employees.

Through our aggressive recruiting, we have been able to bring in best-in-class talent. We had several key hires at the Company, including our Chief Growth and Operations Officer, Dana Perlman, who has significant industry experience through her over 20-year career in apparel, strategy and finance.

Compensation, Benefits, Safety and Wellness

We firmly believe our comprehensive benefit programs are an integral part of our talent acquisition, retention and overall employee experience. We continually evaluate and benchmark our programs to ensure they remain competitive, on-trend and meet compliance. Our fiscal 2025 goals include enhancing our employee education on the value of our benefit programs. We successfully re-introduced our onsite Benefits and Health Fair for corporate employees for the first time since the pandemic. In addition to our benefit programs, we annually recognize the tenure of our employees with service awards and celebrated 98 employees with service of 10, 20, 25, 30, and 35 years. We look forward to continuing this longstanding G-III tradition.

Corporate Social Responsibility

We invested significant time and resources furthering our key initiatives, developing programs and expanding our Corporate Social Responsibility (“CSR”) agenda. We have made important progress to reinforce our social and environmental standards as we continue to refine our oversight of our supply chain.

●	Engage Our People – In line with our entrepreneurial spirit, we have worked hard to advance our strategic priorities and build upon the success of fiscal 2023, skillfully navigating through another tough environment. We remain focused on fostering a stronger, more engaging workplace for our employees. We have invested in new HR systems to enhance our recruitment process and talent retention to ensure we bring in and keep best-in-class talent, and we have expanded our Lunch and Learn programs, led by our leadership team, to facilitate opportunities for continuous learning and development for our team.

We recognize the importance of ensuring the workers in our supply chain are treated fairly and our vendors are abiding by our Vendor Code of Conduct. Thus, we work closely with suppliers to develop and implement strategies that align with our social and environmental standards. We have also enhanced the effectiveness of our supplier audits through our continued participation in the Social & Labor Convergence Program, allowing us to reduce the number of audits for suppliers, lessening redundancies in shared audits and better assist factories to focus on addressing their most pressing issues.

Forced labor continues to be a point of focus across our industry, and we work closely with our supply chain partners to mitigate the risk of forced labor being used to make our products or raw materials utilized in our products. We have advanced our internal cotton traceability program through the implementation of annual Cotton Compliance Monitoring training sessions to educate our staff and factories about our requirements and procedures for ensuring the ethical sourcing of cotton. We are enhancing our program by working on ways to couple these traceability lessons with other materials in our products. We continue to explore ways other SaaS technologies might mitigate risks. We also continue to leverage the testing capabilities of ORITAINTM to trace materials back to their fiber origins to mitigate the risk that forced labor is used in our supply chain. We routinely engage with counsel and industry organizations with respect to regulatory developments to ensure our practices and procedures are aligning with the continually developing regulatory landscape, and we remain committed to ensuring proper treatment for everyone who works in our supply chain.

●	Protect Our Environment – We continue to work towards reducing the environmental impact of our own operations and that of our entire supply chain by enacting sustainable fashion practices and working closely with our supply chain partners.

This year also marked our second year as a part of the Sustainable Apparel Coalition (“SAC”) as we continue to collaborate with others in the industry to strengthen our social and environmental programs and improve vendor performance. We are implementing the SAC’s Higg Facility Environmental Module across our Tier 1 and 2 supplier factories, providing us with greater insight into their environmental impact and allowing us to identify opportunities for further improvement.

We are making progress on our goal to transition our synthetic materials to 100% recycled sources by 2030. We are also working to increase the use of recycled, organic, and natural fibers, and we are introducing recycled synthetic fibers certified by the Global Recycled Standard or the Recycled Claim Standard into a growing number of our products. Notably, in 2023, Vilebrequin, our premier European swimwear brand, manufactured over 80% of its products from preferred materials which consistently deliver reduced impacts and increased environmental benefits.

Over the past year we have furthered our work with our sustainability consultants and are collecting Scope 1 and Scope 2 emissions data from across our Company to better understand our GHG emissions. Once we have established our baseline, we will work to implement best practices to reduce our environmental impact. We are also focused on collecting our Scope 3 data and are developing our long-term sustainability strategy.

●	Invest in Our Communities – Consistent with our longstanding commitment to philanthropy, we have continued to maximize opportunities with our charitable partners, including Ronald McDonald House, Women in Need (“WIN”), Delivering Good, Hetrick Martin Institute and City Harvest. We have developed an internal associate committee so our employees can actively engage in developing and executing charitable initiatives across our organization.

We have a solid foundation in place, which we continue to build upon as we build our new Corporate Sustainability Strategy centered around our core CSR principles: Engage Our People, Protect Our Environment and Invest in Our Community.

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

Section 301 Tariffs

Section 301 tariffs on certain goods from China went into effect in 2018. The United States Trade Representative (“USTR”) is required to conduct a review of the effectiveness and economic impact of a Section 301 action every four years or else the tariffs would expire. In May 2022, USTR announced that it was commencing a four-year review and between November 2022 and January 2023, USTR accepted comments from the public as to whether the Section 301 tariffs should be continued, terminated, or modified. Section 301 tariffs were set to expire in September 30, 2023. In December 2023, the USTR announced the extension through May 2024 of certain Section 301 exclusions. It is difficult to accurately estimate the impact on our business from these tariff actions or similar actions or when any additional tariffs may become effective.

China Most Favored Nation Status

Following accusations against China that it employed forced labor in manufacturing processes within the country, a bill was introduced in January 2023 to strip China of its permanent Most Favored Nation status, effectively requiring China to re-secure its position by annually applying for presidential approval as a member country. Two pieces of legislation intended to revoke China’s Permanent Most Favored Nation status are pending in Congress.  Because Most Favored Nation status grants special treatment among member counties with respect to tariffs, if this bill were to pass it would substantially increase tariffs between the United States and China.

GSP Update

The Generalized System of Preferences (“GSP”) program, which extends preferential tariff treatment to certain products from beneficiary developing countries, expired on December 31, 2020. Re-authorization of GSP requires an act of Congress. GSP has been allowed to expire several times since it was enacted in 1974. Each time that GSP has been renewed following a lapse, the renewal has been retroactive, allowing for duties paid on GSP-eligible goods to be refunded following the re-authorization.

The Chairman of the House Ways and Means Trade Subcommittee has indicated that he plans to introduce a bill that would reauthorize GSP. It has not been determined whether the potential future re-authorization of the GSP program will be fully retroactive and what will be the duration such re-authorization.

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,700 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, Vilebrequin, Karl Lagerfeld, Karl Lagerfeld Paris, G.H. Bass, Wilsons Leather and Sonia Rykiel businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon, Fanatics, Zalando and Zappos.

Sales to our ten largest customers accounted for 70.1% of our net sales in fiscal 2024, 74.2% of our net sales in fiscal 2023 and 78.0% of our net sales in fiscal 2022. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 19.2% of our net sales in fiscal 2024, 21.6% of our net sales in fiscal 2023 and 23.9% of our net sales in fiscal 2022. Sales to TJX Companies accounted for an aggregate of 13.6% of our net sales in fiscal 2024, 15.4% of our net sales in fiscal 2023 and 14.8% of our net sales in fiscal 2022. In addition, sales to Ross Stores accounted for an aggregate of 10.1% of our net sales in fiscal 2024, 9.2% of our net sales in fiscal 2023 and 12.7% of our net sales in fiscal 2022. The loss of any of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products to customers in Europe, Canada, the Far East, the Middle East, Central America, South America and Australia, which, on a combined basis, accounted for approximately 22.5% of our net sales in fiscal 2024, 19.1% of our net sales in fiscal 2023 and 14.5% of our net sales in fiscal 2022.

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

Our marketing efforts for the repositioned and expanded Donna Karan brand are focused on high impact brand campaigns with globally recognizable talent. We are building brand awareness through messaging that communicates the brand’s historical origins and relevance to today’s consumer. We have also launched noteworthy media and marketing initiatives to support our wholesale and retail channels. We will continue to invest in paid strategies that place the brand in outdoor, print and digital media.

DKNY’s marketing efforts are focused around communicating brand DNA and visual identity for the new evolution of the brand. We are building global awareness through high impact ad campaigns that feature relevant and noteworthy talent.

We strive to create marketing initiatives, collaborations and image programs to bring in a new, young customer. We will support global licensees with campaigns and product images through our brand story. We continue to invest in digital media and storytelling for brand amplification and to establish comprehensive commercial marketing tools that will support our global wholesale and retail channels.

Karl Lagerfeld’s marketing efforts are inspired by Karl Lagerfeld’s own mantra: “embrace the present and invent the future.” We continuously seek to share relevant and engaging content, with a focus on high impact campaigns and digital content. Inspired by Karl Lagerfeld’s own passion for collaboration, we regularly foster partnerships with top tier artists, tastemakers and icons. Our campaigns for the Karl Lagerfeld brand are intended to grow awareness across our retail, digital, wholesale and franchise channels. In North America, the Karl Lagerfeld Paris brand further amplifies this vision through locally-relevant brand engagement.

In Spring 2023, Vogue’s Met Gala, along with the museum’s summer exhibition, paid tribute to the life and work of Karl Lagerfeld. This event created significant momentum for the brand and resulted in increased awareness, interest and growth in the Karl Lagerfeld and Karl Lagerfeld Paris brands.

In fiscal 2025, we expect to launch a project with a developer who will construct and sell 51 luxury villas under the Karl Lagerfeld brand in Dubai. We expect that a new Karl Lagerfeld fragrance will be introduced to the market in summer 2024. In September 2024, we expect to reopen our London Regent Street flagship store with our latest, elevated store concept and launch our Karl Studio collection of iconic pieces supported by a comprehensive marketing and communications campaign. Our retail partners around the world are hosting events, pop-up shops and dedicating store windows to Karl Lagerfeld.

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

As digital sales of apparel continue to be an important part of our business, we are developing initiatives to increase our digital presence through our own websites and through the websites of our retail partners. We are working closely with our retail partners to provide consumers with a high quality viewing experience for our products. We are also working to increase our digital sales through marketing, social influencers and other online drivers of sales.

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters. Net sales during the third and fourth quarters accounted for approximately 59% of our net sales in fiscal 2024, 60% of our net sales in fiscal 2023 and 64% of our net sales in fiscal 2022. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of our fiscal year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Wholesale Operations – Licensed Products” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather, Sonia Rykiel and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	73	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	64	Vice Chairman, President and Director
Neal S. Nackman	64	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	47	Executive Vice President and Director
Dana Perlman	43	Executive Vice President and Chief Growth and Operations Officer

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

Dana Perlman has joined us as our Executive Vice President and Chief Growth and Operations Officer in January 2024. Prior to joining us, Ms. Perlman was an executive at PVH Corp. from 2012 to 2022, most recently serving as PVH’s Chief Strategy Officer and Treasurer from May 2021 to July 2022. In that position, she led global business strategy and development along with Treasury and Investor Relations. Prior to joining PVH, Ms. Perlman held several roles in investment banking retail groups at Barclays Capital, Lehman Brothers, and Credit Suisse First Boston.

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

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2024, net sales of licensed product accounted for 53.4% of our net sales compared to 58.6% of our net sales in fiscal 2023 and 67.2% of our net sales in fiscal 2022.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval from the licensor as to all design and other elements of each product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of the material requirements of a license agreement or receive approval with respect to a restricted transaction, a licensor may have the right to terminate our license. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal option, there are usually minimum net sales and other conditions that must be met in order to be able to renew. If a license does not contain a renewal option, and we desire to renew the license, we must negotiate renewal terms with the licensor. However, even if we comply with all of the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so as a licensor may decide to manufacture the licensed products itself or engage a new licensee for the products. The failure to maintain or renew our material license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands, including as a result of the limited extension period of our license agreements for these brands, could have a material adverse effect on our results of operations.

As of January 31, 2024, we have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, both of which are owned by PVH. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 41.0% of our net sales in fiscal 2024 and approximately 48.0% of our net sales in fiscal 2023.

In November 2022, we announced the extension of licenses for Calvin Klein and Tommy Hilfiger products. The amendments to the license agreements for Calvin Klein and Tommy Hilfiger products provide for staggered extensions by category that expire beginning December 31, 2024 and continuing through December 31, 2027. In addition, the license for Tommy Jeans expired on January 31, 2023. See the table in “Wholesale Operations-Licensed Products” above for information with respect to the current terms of these agreements.

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

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. Our proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, G.H. Bass, Vilebrequin, Sonia Rykiel, Andrew Marc and Wilsons Leather. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of G-III or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

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

Our ten largest customers, all of which are department or discount store groups, accounted for approximately 70.1% of our net sales in fiscal 2024, 74.2% of our net sales in fiscal 2023 and 78.0% of our net sales in fiscal 2022, with the Macy’s Inc. group accounting for approximately 19.2% of our net sales in fiscal 2024, 21.6% of our net sales in fiscal 2023 and 23.9% of our net sales in fiscal 2022. TJX Companies accounted for approximately 13.6% of our net sales in fiscal 2024, 15.4% of our net sales in fiscal 2023 and 14.8% of our net sales in fiscal 2022. In addition, sales to Ross Stores accounted for an aggregate of 10.1% of our net sales in fiscal 2024, 9.2% of our net sales in fiscal 2023 and 12.7% of our net sales in fiscal 2022. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by these customers or other large retailers could adversely affect our sales.

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

Our retail operations segment reported an operating loss of $30.5 million in fiscal 2024, $33.6 million in fiscal 2023 and $24.8 million in fiscal 2022. Our ongoing plan for our retail operations focuses on the operations of our Karl Lagerfeld Paris and DKNY stores, as well as operating our digital business. If we are not successful in implementing and managing our plans with respect to operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions or may continue to report operating losses in our retail operations segment, which could adversely impact our business, results of operations and financial condition.

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

Substantially all of the stores in our retail operations segment are operated as outlet stores and located in larger premium outlet centers, many of which are located in, or near, vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Economic uncertainty, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors that could affect the success of our outlet stores include:

●	the location of the outlet mall or the location of a particular store within the mall;
●	the other tenants occupying space at the outlet mall;
●	increased competition in areas where the outlet malls are located;
●	a downturn in the economy generally or in a particular area where an outlet mall is located;
●	the shift to online shopping;
●	a downturn in foreign shoppers in the United States; and
●	the amount of advertising and promotional dollars spent on attracting consumers to outlet centers.

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

We are investing in our digital business and seeking to increase the amount of business derived from our digital operations. The successful operation and expansion of our digital business, as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits, depends on operating an appealing digital experience and providing an efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our digital business include:

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

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our ABL Credit Agreement which matures in August 2025. Our growth is dependent on our ability to continue to be able to extend and, if necessary, increase this credit facility. We issued Senior Secured Notes in fiscal 2021 that are also due in August 2025. During the next year we will need to replace, refinance or extend the ABL Credit Agreement and the Senior Secured Notes and cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. The loss of the use of our credit facility or the inability to replace this facility or the Senior Secured Notes when each expires or matures would materially impair our ability to operate our business.

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters. Net sales during the third and fourth quarters accounted for approximately 59% of our net sales in fiscal 2024, 60% of our net sales in fiscal 2023 and 64% of our net sales in fiscal 2022. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of our fiscal year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

There were numerous factors disrupting the shipping industry during fiscal 2022 and 2023 that negatively affected transit times from our overseas suppliers. These disruptions also affected our ability to import our product in a manner that allowed for timely delivery to our customers. Because of supply chain disruptions in fiscal 2023, we accelerated production schedules to allow for more lead time and to accommodate the anticipated extended transit times from our overseas suppliers in an effort to import our product in a manner that allowed for timely delivery to our customers. As a result, our inventory levels were higher than usual in fiscal 2023.

Elevated inventory levels and disruptions in the shipping industry contributed to us incurring significant demurrage charges in fiscal 2023. We implemented measures to reduce the risk of incurring these charges in fiscal 2024, including reducing product buys to account for current inventory levels and adjusting our production schedules to receive inventory closer to the need for delivery. We experienced inventory levels that were higher than normal through the first half of fiscal 2024. As a result, our warehouse operations were less efficient and we continued to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024. Our inventory levels returned to a more normalized level in the third and fourth quarters of fiscal 2024.

In fiscal 2024, the Panama Canal experienced severe drought conditions which forced the canal to reduce the number of vessels transiting through it on a daily basis by approximately one-third. In addition, conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Transit times have increased to destinations on the east coast of the United States and Europe, which may result in result in increased transportation costs.

If we are unable to mitigate these challenges as well as potential future supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected. In addition, if we are unable to offset higher warehousing costs through product price increases or other measures, our results of operations may be adversely affected.

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

Inflationary pressures have impacted the entire economy, including our industry. We have experienced increased costs in many aspects of our business, including our product costs and freight. During fiscal 2023, we implemented price increases on many of our products in an effort to mitigate the effect of higher costs. In fiscal 2023, the historic high rates of inflation, including increased fuel and food prices, led to a softening of consumer demand and increased promotional activity in our categories, which continued into fiscal 2024. Continued high rates of inflation in the future could result in a reduction of consumer demand and increased promotional activity, as well as increases in our operating costs.

The Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation. It is unclear whether the Federal Reserve will reduce interest rates or maintain the current high rates in fiscal 2025. Higher interest rates may increase the costs of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business and our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a material adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear, swimwear, footwear and other apparel and accessories tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Retailers have also responded to the shift in the types of apparel purchased by consumers based on their adjusted lifestyle needs resulting from changes to the work environment and leisure activities caused by COVID-19. Uncertainties regarding future economic prospects, including as a result of concerns with respect to the possibility of a recession, the increase in interest rates or inflation, may affect consumer-spending habits and could have an adverse effect on our results of operations. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

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

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours, including Macy’s and Kohl’s, have reduced their store footprint and others have filed for bankruptcy. Macy’s also recently announced that it planned to close an additional 150 stores over the next three years. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The effects of war, including wars in Ukraine and the Middle East, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The current wars in Ukraine and the Middle East and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. The imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these wars, including the potential for additional countries to declare ware against each other, may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. These implications of the wars in Ukraine and the Middle East could have a material adverse effect on our business and our results of operations.

Any other acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, such as COVID-19, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. These types of events could result in additional increases in energy prices or shortages, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China and Vietnam, political or economic instability in China, Vietnam or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Products sourced from China represented approximately 34.2% of our inventory purchased in fiscal 2024, 37.6% of our inventory purchased in fiscal 2023 and 34.2% of our inventory purchased in fiscal 2022. Products sourced from Vietnam represented approximately 35.7% of our inventory purchased in fiscal 2024, 31.4% of our inventory purchased in fiscal 2023 and 32.2% of our inventory purchased in fiscal 2022.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. In fiscal 2024, we sourced 28.3% and 22.8% of our purchases from two different vendors in Vietnam and in fiscal 2023, we sourced 25.7% and 15.2% of our purchases from two different vendors in Vietnam. In fiscal 2024, we sourced 13.6% of our purchases from one vendor in China and in fiscal 2023, we sourced 18.8% of our purchases from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is a significant source of cotton and textiles for the global apparel supply chain. The United States’ Uyghur Forced Labor Prevention Act (“UFLPA”) empowers the United States Customs and Border Protection Agency (the “US CBP”) to withhold release of items produced in whole or in part in the XUAR or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. We have established controls designed to preclude sourcing any products or materials from the XUAR (either directly or indirectly through our suppliers), and we prohibit our vendors from doing business with facilities in the XUAR. If any of the vendors from which we purchase goods is found to have dealings, directly or indirectly, with entities operating in the XUAR, our products or materials (including potentially non-cotton materials) could be held or delayed by the US CBP, which could cause delays, impact our inventory levels and adversely affect our ability to timely deliver our products to our customers.

Our expansion into the European market exposes us to uncertain economic conditions in the Euro zone.

Demand for our products depends in part on the general economic conditions affecting the countries in which we do business. We are attempting to expand our presence in the European markets, including for our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin and Sonia Rykiel businesses. The economy in Europe is uncertain and potentially adversely affected by the wars in Ukraine and the Middle East. Financial instability in Europe could adversely affect our European operations and, in turn, could have a material adverse effect on us.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin and Sonia Rykiel businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

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

The national security law implemented in Hong Kong may result in disruptions to our business operations in Hong Kong and additional tariffs and trade restrictions.

In June 2020, a new security law was put into effect that changes the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis. The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions resulting from this security law, as well as any future additional security laws, could have an adverse impact on our results of operations. To date, no such disruptions have occurred. In March 2024, a new security law was adopted by Hong Kong. In March 2024, a new, more restrictive security law was adopted by Hong Kong. The Company is not yet able to determine the effect, if any, this new security law may have on its business or results of operations.

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

Our systems, and those of our third-party vendors, containing personal information and payment data of our customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.

We rely heavily on information systems to manage operations, including a full range of financial, sourcing, retail and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems is critical. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which may have a material adverse effect on our business, financial condition and results of operations to suffer. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, cyber-attacks, computer viruses, ransomware, power outages, fire, natural disasters, systems failures and other technical malfunctions. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity and availability of the data stored on those systems. We have outsourced elements of our IT systems, including to cloud-based solution vendors, and use third-party vendors in other aspects of our operations and, as a result, a number of third-party vendors may or could have access to confidential information. Our third-party vendors have experienced service interruptions and cyber-attacks in the past, and we expect they will continue. If our information technology systems suffer severe damage, disruption or shutdown, by unintentional or malicious actions of employees and contractors or by cyber-attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, increased overhead costs, excess inventory, product shortages and a loss of important information, causing our business, financial condition and results of operations to be adversely affected. Any disruptions affecting our information systems could have a material adverse impact on the operation of our business. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.  In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant.

We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits.

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

We are also reliant on the security practices of our third-party service providers. We require that third-party service providers implement reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. The services provided by these third parties have been, and will likely continue to be, subject to the same risk of outages, other failures and security breaches that we are subject to. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees and customers may be improperly accessed, used or disclosed. Any loss or interruption to our systems or the services provided by third parties, and the other risks from cybersecurity threats, could adversely affect our business, financial condition, or results of operations. Although the aggregate impact of cybersecurity breaches has not been material to date, we have been subject to cybersecurity incidents in the past, including within the last three years, and expect them to continue as cybersecurity threats evolve in sophistication. We cannot provide any assurances that such events will not occur and impacts therefrom will not be material in the future.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Legal and Regulatory Risks

Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.

Changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

In addition, changes or proposed changes in the trade policies of the U.S. or other countries may result in restrictions and economic disincentives to international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the U.S. or in other countries could affect the trade environment. The Company, similar to other companies that conduct their business internationally, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations. They could also adversely affect our industry and the global demand for our products, and as a result, our business, financial condition and results of operations could be adversely affected.

Changes in tax legislation or exposure to additional tax liabilities could impact our business.

Changes to U.S. and international tax laws could have a negative impact on our results of operations. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our results of operations. Our domestic and international tax liabilities are dependent on the allocation of revenue and expenses in various jurisdictions. Significant judgment is required in determining our global provision for income taxes. Changes in the U.S. federal, state, and international tax legislations can have an adverse impact on our income tax liabilities and effective tax rate.

Our future effective tax rate could be adversely affected by a variety of factors, including changes in our business operations, changes in tax laws or rulings, or developments in government tax examinations. A number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including an examination of our existing transfer pricing policies. Adverse outcomes from examinations may lead to adjustments to our income tax liabilities or provisions for uncertain tax positions.

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two.  The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is expected to be effective for our fiscal year ending January 31, 2025. While the Company does not expect these rules to have a material impact on its effective tax rate or financial results, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates. A material change in tax laws or policies, or their interpretation, related to the Pillar Two Model Rules could result in a higher effective tax rate and have an adverse effect on our financial condition, results of operations, and cash flows.

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

Between February 1, 2021 and March 21, 2024, the market price of our common stock has ranged from a low of $11.60 to a high of $35.80 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

We recorded significant charges for the impairment of goodwill during the fourth quarter of fiscal 2023 which caused us to report a net loss for fiscal 2023 and we recorded charges for the impairment of trademarks during the fourth quarter of fiscal 2024. If our trademarks and other intangibles become impaired, we may be required to record additional charges to earnings.

As of January 31, 2024, we had trademarks and other intangibles in an aggregate amount of $662.0 million, or approximately 25% of our total assets and approximately 43% of our stockholders’ equity. Approximately $393.2 million of our trademarks and other intangibles was recorded in connection with our acquisition of DKNY and Donna Karan and approximately $188.2 million of our trademarks and other intangibles was recorded in connection with our acquisition of Karl Lagerfeld.

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

As of January 31, 2023, we were required to record a $347.2 million charge to earnings in our financial statements as our goodwill was determined to be fully impaired as a result of our decline in market capitalization. As of January 31, 2024, we were required to record a $5.9 million charge to earnings in our financial statements as our Sonia Rykiel trademark was determined to be partially impaired as a result of the performance of the brand.

We may be required to record additional significant charges to earnings in our financial statements during a period in which an impairment of our trademarks and other intangible assets is determined to exist which could negatively affect our results of operations and the market price of our securities.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

We have issued $400 million of Senior Secured Notes and are party to the ABL Credit Agreement that provides for borrowings of up to $650 million, subject to borrowing base availability. In fiscal 2024, we repaid $125.0 million of debt pursuant to the note issued to LVMH Moet Hennessy Louis Vuitton Inc. (the “LVMH Note”) that constituted a portion of the purchase price for the acquisition of DKNY and Donna Karan.

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

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, borrowings through our credit facility and equity offerings. The sufficiency and availability of credit may be adversely affected by a variety of factors, including, without limitation, the tightening of the credit markets, including lending by financial institutions who are sources of credit for our borrowing and liquidity; an increase in the cost of capital; the reduced availability of credit; our ability to execute our strategy; the level of our cash flows, which will be impacted by retailer and consumer acceptance of our products and the level of consumer discretionary spending; maintenance of financial covenants included in our ABL Credit Agreement and interest rate fluctuations.

Interest rates increased in fiscal 2024 and while interest rates many not increase further in fiscal 2025, it is unclear whether the Federal Reserve will reduce interest rates or maintain the current high rates in fiscal 2025. We cannot predict the future level of interest rates or the effect of interest rates on the availability or aggregate cost of our borrowings. Higher interest rates increase the cost of our borrowings under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If interest rates continue to increase or are maintained at their current high level, our capacity to obtain necessary liquidity may be negatively impacted.  We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2024, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

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

The borrowings under the ABL Credit Agreement will be at variable rates of interest and expose us to interest rate risk. Interest rates increased in fiscal 2024 and while interest rates may not increase further in fiscal 2025, it is unclear whether the Federal Reserve will reduce interest rates or maintain the current high rates in fiscal 2025. As a result, our debt service obligations on our variable rate indebtedness increased. Our net income and cash flows, including cash available for servicing our indebtedness decreased due to the increase in our debt service obligations. Assuming all revolving loans were fully drawn under the ABL Credit Agreement, each one percentage point change in interest rates would result in a $6.5 million change in annual cash interest expense under the ABL Credit Agreement.

Financing extended to us under the ABL Credit Agreement was made at variable rates that use LIBOR or an alternate base rate (as determined by that Agreement) as a benchmark for establishing the interest rate. In April 2023, the Company amended the ABL Credit Agreement to replace LIBOR with the Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. Changes in market interest rates may influence our financing costs and could reduce our earnings and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

We have programs for assessing, identifying, and managing material risks from cybersecurity threats through the use of a suite of various security programs and tools including, but not limited to, Managed Security Service Provider and Extended Detection and Response monitoring and alerts, internal reporting mechanisms, monitoring tools, detection tools and continuous training. Our information security program undergoes regular evaluations, internal audits and various exercises, including tabletop, penetration, vulnerability testing and simulations. The findings from these activities, including identified security gaps, are integrated into our risk remediation process and subsequently updated across our suite of security tools and applications. Additionally, we conduct annual Payment Card Industry Data Security Standard compliance reviews and third-party penetration testing.

Our global cybersecurity team consists of multidisciplinary Information Technology (“IT”) resources from key areas and locales led by our Global Director of Cybersecurity. They are primarily responsible for delivering comprehensive reporting to executive management and auditors, addressing a wide array of cybersecurity threats, assessments, findings and future direction and strategy.

Continuous endpoint monitoring is ensured through collaboration with a third-party cybersecurity firm. Rapid response protocols are in place for high or critical severity incidents, involving isolation, segmentation and forensic examination by our cybersecurity team. In addition, we have engaged a dedicated third-party threat hunter to assist in identifying Indicators of Compromise.

Our Global Director of Cybersecurity leads a quarterly cybersecurity governance meeting, comprising of all IT teams from our subsidiaries. This meeting serves as a platform to review and discuss ongoing and upcoming security projects, compliance, and regulations.

We conduct a comprehensive annual tabletop exercise facilitated by an external cybersecurity specialist. This exercise involves simulating various attack vectors, utilizing our incident response plans and procedures to respond effectively, prevent, block, and remediate potential threats. This exercise also includes preparing for other related potential impacts to the Company, such as business interruptions, business continuity plans, backup strategies, data protection policies and compliance, incident response, third-party forensic and legal assistance, as well as consideration of regulations such as GDPR, CCPA, PCI and other cybersecurity regulations. This tabletop exercise is attended by members from all subsidiaries, including IT management teams as well as finance, legal, insurance, and operations management teams. We believe our holistic approach ensures we are well-prepared and coordinated to handle a range of cybersecurity scenarios.

Our annual testing, which is conducted by an industry-leading third-party cybersecurity firm, encompasses external and internal penetration tests, Wi-Fi tests, social engineering and physical access testing for all subsidiaries.  We also use a vulnerability management platform to provide comprehensive visibility and tracking of assets to aid us in systematically identifying, measuring and prioritizing cybersecurity and technology risks. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.

Our third-party information technology vendors are assessed by independent auditors for compliance with System and Organization Controls (“SOC”) 1 and SOC 2. Access to our networks for third-party vendors is limited exclusively to the application related to the services for which they are engaged to provide. We routinely conduct external risk analyses by employing third-party rating tools to assess our vendors, quantifying and prioritizing identified risks based on the number and severity of vulnerabilities. Subsequently, we communicate these risks to our vendors proactively, seeking their collaboration in remediation efforts.

We annually purchase cybersecurity risk insurance policies that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our board of directors maintains comprehensive oversight of company-wide risk assessment by conducting in-depth analysis of key risks related to information security, technology and cybersecurity threats. The audit committee of our board of directors oversees, among other things, the adequacy and effectiveness of our internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee receives quarterly reports on cybersecurity matters, including material risks and threats, from our Chief Information Officer (“CIO”) and our cybersecurity team. In the event of a cybersecurity incident, our Global Director of Cybersecurity or senior Information Technology management will notify our Disclosure Committee in accordance with the escalation criteria set forth by our incident response plan and related processes. Security incidents and events are classified based on severity (Critical, High, Medium), impact, and nature, as outlined in the Incident Response Plan. This classification system assists the cybersecurity team in prioritizing responses, allocating resources efficiently, and effectively managing risks.

Our Disclosure Committee is comprised of, among others, our Chief Financial Officer, Chief Growth and Operations Officer, CIO, Senior Vice President of Finance, Executive Vice President and Director of Strategic Planning, Senior Vice President of Investor Relations and Treasurer, Senior Vice President of Legal Counsel, Vice President of Legal Counsel, and the most senior members of the financial reporting, internal audit, financial planning and analysis, and tax functions.

Our CIO has over 28 years of experience leading our technology operations and a total of over 40 years of experience in information technology experience in the banking and fashion apparel industries. Our Global Director of Cybersecurity has over 20 years of experience in information technology, including a dedicated focus of more than 6 years in cybersecurity, risk management and compliance and he is a Certified Information Systems Security Professional (“CISSP”) and a Certified Ethical Hacker (“CEH”). Additionally, our Global Director of Cybersecurity currently serves in the role of a governing body member for the New York Evanta CISO community.

As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see our “Risks Related to Cybersecurity, Data Privacy and Information Technology” contained in Item 1A - Risk Factors of this Annual Report on Form 10-K.

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

The leases for a large portion of our corporate office and showrooms located at 500 and 512 Seventh Avenue, New York City expired in March and December 2023. We are currently engaged in discussions with the landlord with respect to the renewal of these leases.

Retail Stores

As of January 31, 2024, we operated 104 Vilebrequin retail stores, 53 DKNY and Karl Lagerfeld Paris stores, 70 Karl Lagerfeld stores and 3 Sonia Rykiel stores. In addition, we operated 16 DKNY stores in China that are operated by a 75% owned subsidiary.

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

Our leases expire at varying dates through 2037. Vilebrequin has 58 stores located in Europe, 22 stores located in the United States, 11 stores located in Asia, 10 stores located in Mexico and 3 stores in the Caribbean. DKNY has 14 stores located in the United States and 4 stores located in Europe. In addition, DKNY has 16 stores located in Asia operated by Fabco. Karl Lagerfeld Paris has 32 stores located in the United States and 3 store located in Canada. Sonia Rykiel has 3 stores located in Europe. Karl Lagerfeld has 70 stores located in Europe.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2025	64
2026	53
2027	25
2028	19
2029 and thereafter	85
Total	246

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

On March 21, 2024, there were 16 holders of record and, we believe, approximately 21,300 beneficial owners of our common stock.

Dividend Policy

Our Board of Directors (the “Board”) currently intends to follow a policy of retaining any earnings to finance the growth and development of our business. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2024:

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2023	—	$—	—	10,000,000
December 1 - December 31, 2023	1,301	29.17	—	10,000,000
January 1 - January 31, 2024	—	—	—	10,000,000
	1,301	$29.17	—	10,000,000
(1)	Included in this table are 1,301 shares withheld during December 2023 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program from 6,813,851 to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2019 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2019 — January 31, 2024)

ITEM 6.    [Reserved]

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2024 is referred to as “fiscal 2024.”

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

Each of Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by us, KLH, Fabco Holding B.V. (“Fabco”) and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2024, the results of Vilebrequin, KLH, Fabco and Sonia Rykiel are included for the year ended December 31, 2023. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from May 31, 2022 through December 31, 2022. The results of our previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. Our retail operations segment uses a 52/53-week fiscal year. The Company’s year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment. The Company’s year ended January 31, 2023 was a 52-week fiscal year for the retail operations segment. For fiscal 2024 and 2023, the retail operations segment ended on February 3, 2024 and January 28, 2023, respectively.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2023 compared to the fiscal year ended January 31, 2022 (“fiscal 2022”), other financial information related to fiscal 2022 and information with respect to Liquidity and Capital Resources at January 31, 2022 and for fiscal 2022 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Overview

G-III designs, sources and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. G-III has a substantial portfolio of more than 30 licensed and proprietary brands, anchored by our key brands: DKNY, Donna Karan, Karl Lagerfeld, Nautica and Halston, as well as other major brands that currently drive our business, including Calvin Klein and Tommy Hilfiger. We distribute our products through multiple channels and in markets located in a variety of geographies.

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Guess?, Kenneth Cole, Cole Haan, Vince Camuto, Dockers and Champion. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

Our products are sold through a cross section of leading retailers such as Macy’s, including its Bloomingdale’s division, Dillard’s, Hudson’s Bay Company, including its Saks Fifth Avenue division, Nordstrom, Kohl’s, TJX Companies, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Wilsons Leather and Sonia Rykiel brands.

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographic areas is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our continued success depends on our ability to design products that are accepted in the marketplace, source the manufacture of our products on a competitive basis, and continue to diversify our product portfolio and the markets we serve.

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

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and we have successfully grown the brand. We are now focused on the repositioning and expansion of the Donna Karan brand for Spring 2024. The new Donna Karan will be a modern system of dressing created to appeal to a woman’s senses on every level, addressing her lifestyle needs. Our Donna Karan product is currently being distributed in the United States through our diversified distribution network, including better department stores, digital channels and our own Donna Karan website. Donna Karan is widely considered to be a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for the Nautica brand in North America.

We plan to produce products under the Nautica brand across a number of categories starting with a full women’s jeanswear collection and then expanding in a phased approach into additional categories including sportswear, suit separates and dresses. The new five-year license agreement, effective as of January 2024, includes three extensions, for five years each. First deliveries began in January 2024. The product is expected to be distributed in North America through our diversified distribution network, including better department stores, digital channels and Nautica’s stores and website, as well as in franchised stores globally. We believe that significant opportunity exists in the better women’s apparel space in categories where we have strong expertise.

License Agreement for Halston Brand

In May 2023, we entered into a global twenty-five year master license with Xcel Brands, Inc. to design and produce all categories of men’s and women’s product for the Halston brand.

The agreement provides for an initial term of five years, followed by a twenty-year period, with G-III having the right to terminate every five years. We also have a purchase option for the Halston brand at the end of the twenty-five year term. First deliveries of Halston product are expected to begin in July 2024. Our Halston product is expected to be distributed globally through our diversified distribution network, including better department stores and digital channels. We believe that significant opportunity exists in the better women’s apparel space where G-III has significant expertise.

License Agreement for Champion Brand

In September 2023, we entered into a license with HanesBrands Inc. to design and produce a men’s and women’s outerwear collection for their Champion brand in North America.

The agreement provides for an initial term of five years, effective as of January 2024, with a five year renewal option based on achieving certain sales targets. First deliveries of Champion product are expected for the Fall 2024 season. Our Champion product is expected to be distributed in North America through our diversified distribution network, including better department stores and digital channels. Our collections will feature quality heritage pieces that complement and enhance Champion’s principles. We believe this license aligns with G-III’s core competencies in outerwear and will fit seamlessly into our well-developed outerwear business.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by our retail stores and digital sites. Wholesale revenues also include revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel.

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. Our company-operated stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores.

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

Tax Laws and Regulations

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two.  The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is expected to be effective for our fiscal year ending January 31, 2025. While we do not expect these rules to have a material impact on our effective tax rate or financial results, we will continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. In fiscal 2023, high rates of inflation, including increased fuel and food prices, have led to a softening of consumer demand and increased promotional activity in the apparel categories we sell, which continued into fiscal 2024. Ongoing inflation may lead to further challenges to increase our sales and may also negatively impact our cost structure and labor costs in the future. We expect inflationary pressures to lessen in fiscal 2025.

The Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation. It is unclear whether the Federal Reserve will reduce interest rates or maintain the current high rates in fiscal 2025. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Elevated inventory levels and disruptions in the shipping industry contributed to us incurring significant demurrage charges in fiscal 2023. We implemented measures to ensure that we did not incur these charges in our current fiscal year, including reducing product buys to account for current inventory levels and adjusting our production schedules to receive inventory closer to the need for delivery. We experienced inventory levels that were higher than normal through the first half of fiscal 2024. As a result, our warehouse operations were less efficient and we continued to incur additional labor and storage costs related to our inventory in the first half of fiscal 2024. Our inventory levels returned to a more normalized level in the second half of fiscal 2024. Our warehouse capacity has been, and we expect it to continue to be, sufficient for our needs which is expected to bring these costs in line with historical norms. As a result, our warehousing and distribution costs have been reduced for the second half of fiscal 2024.

In fiscal 2024, the Panama Canal experienced severe drought conditions which forced the canal to reduce the number of vessels transiting through it on a daily basis by approximately one-third. In addition, conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Transit times have increased to destinations on the east coast of the United States and Europe, however, these delays have not currently resulted in a significant loss of customer sales to us. In fiscal 2024, we did not experience significant increases in transportation costs to North America, but did experience increased transportation costs in Europe. We anticipate moderate increases in our shipping costs in fiscal 2025.

We continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes accordingly to ensure delivery of our product.

International Conflicts

We are monitoring the direct and indirect impacts from the military conflicts between Russia and Ukraine and between Israel and Hamas, as well as other confrontations in the Middle East related to the Israel and Hamas conflict. These international conflicts and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest have disrupted commerce and intensified concerns regarding the United States and world economies. Our sales in Russia, Ukraine and Israel are not material to our financial results. However, the imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these international conflicts, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic conditions, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. The possible effects of these international conflicts could have a material adverse effect on our business and our results of operations.

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

Inventories

Wholesale inventories and Karl Lagerfeld inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value, which comprises a significant portion of our inventory. Retail operations segment and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.

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

As a result of our fiscal 2023 annual impairment test, we recorded a $347.2 million non-cash impairment charge during our fourth quarter of fiscal 2023 to fully impair the carrying value of our goodwill, which was included in asset impairments in our consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to our wholesale operations segment.

The carrying value of our goodwill was fully impaired in fiscal 2023 as a result of our annual impairment test. There was no new goodwill recognized in fiscal 2024.

Annual Indefinite-Lived Intangible Assets Impairment Testing

We performed our annual test of our indefinite-lived trademarks as of January 31, 2024 and January 31, 2023 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Our fiscal 2024 testing determined that the fair value of each of our indefinite-lived intangible assets substantially exceeded its carrying value except for our Sonia Rykiel trademark. As a result of our fiscal 2024 annual impairment test, we recorded a $5.9 million non-cash impairment charge during our fourth quarter of fiscal 2024 to partially impair the carrying value of our Sonia Rykiel trademark, which was included in asset impairments in our consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to our wholesale operations segment.

Our fiscal 2023 testing determined that the fair values of each of our indefinite-lived intangible assets substantially exceeded its carrying value and, therefore, there were no impairments identified as of January 31, 2023 as a result of these tests.

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

In fiscal 2024, we recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture, computer hardware and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance at these stores.

In fiscal 2023, we recorded a $2.7 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

Equity Awards

Restricted Stock Units

Restricted stock units (“RSUs”) are time based awards that do not have market or performance conditions and generally either (i) cliff vest after three years or (ii) vest over a three year period.  The grant date fair value for RSUs are based on the quoted market price on the date of grant.  Compensation expense for RSUs are recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

Performance Based Restricted Stock Units

Performance based restricted stock units consist of both performance based restricted stock units (“PRSUs”) and performance stock units (“PSUs”).

PRSUs were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target.  PRSUs generally vest over a two to five year period. For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSUs are expensed over the service period under the accelerated attribution method.

PSUs were granted to executives beginning in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSUs granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  PSUs are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

Special Performance Stock Units

Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, our Chairman and Chief Executive Officer, in fiscal 2024 in recognition of the significantly reduced annual incentive cash payments that Mr. Goldfarb voluntarily agreed to under the terms of his new employment agreement entered into in August 2023. These SPSUs may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved.  These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. SPSUs are expensed over the service period under the accelerated attribution method.

Results of Operations

The following table sets forth our operating results both in dollars and as a percentage of our net sales for the fiscal years indicated below:

	Year Ended January 31,
	2024		2023

	(In thousands, except for percentage of net sales amounts)
Net sales	$3,098,242	100.0%	$3,226,728	100.0%
Cost of goods sold	1,856,395	59.9	2,125,591	65.9
Gross Profit	1,241,847	40.1	1,101,137	34.1
Selling, general and administrative expenses	924,223	29.8	833,151	25.8
Depreciation and amortization	27,523	0.9	27,762	0.9
Asset impairments	6,758	0.2	349,686	10.8
Operating profit (loss)	283,343	9.2	(109,462)	(3.4)
Other income (loss)	(3,149)	(0.1)	27,894	0.9
Interest and financing charges, net	(39,595)	(1.3)	(56,602)	(1.8)
Income (loss) before income taxes	240,599	7.8	(138,170)	(4.3)
Income tax expense (benefit)	65,859	2.1	(3,788)	(0.1)
Net income (loss)	174,740	5.7	(134,382)	(4.2)
Less: Loss attributable to noncontrolling interests	(1,428)	—	(1,321)	—
Net income (loss) attributable to G-III Apparel Group, Ltd.	$176,168	5.7%	$(133,061)	(4.2)%

Year ended January 31, 2024 (“fiscal 2024”) compared to year ended January 31, 2023 (“fiscal 2023”)

Net sales for fiscal 2024 decreased to $3.10 billion from $3.23 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $3.01 billion from $3.16 billion in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products. This decrease was partially offset by the addition of $118.3 million in net sales due to the inclusion of the results of the acquired Karl Lagerfeld business for all of the current period compared to only seven months in the same period last year.

Net sales of our retail operations segment increased to $148.4 million from $137.2 million in the same period last year. The number of retail stores in our retail operations segment decreased from 59 at January 31, 2023 to 53 at January 31,

2024. The increase in net sales of our retail operations segment is primarily the result of increased sales at our Karl Lagerfeld Paris stores.

Gross profit was $1.2 billion, or 40.1% of net sales, for fiscal 2024 compared to $1.1 billion, or 34.1% of net sales, last year. The gross profit percentage in our wholesale operations segment was 38.9% for the year ended January 31, 2024 compared to 32.6% for the year ended January 31, 2023. The gross profit percentage in the current year period was positively impacted by lower freight costs in the current year and was negatively impacted in the prior year by $41.6 million in demurrage charges that were incurred. In addition, the acquired Karl Lagerfeld business operates at a higher gross margin percentage than the rest of our wholesale segment and was included in our results for the entire current year and only seven months in the prior year period accounting for an increase of 1.1% in our gross margin percentage. The gross profit percentage in our retail operations segment was 48.1% for the year ended January 31, 2024 compared to 49.9% for the same period last year. The gross profit percentage in our retail operations segment was negatively impacted in the current year by increased promotional activity.

Selling, general and administrative expenses increased to $924.2 million in fiscal 2024 from $833.2 million in fiscal 2023. We recognized an additional $77.6 million of expenses due to the inclusion of the results of the Karl Lagerfeld business for all of fiscal 2024 compared to only seven months in the same period last year. The remainder of the increase in expenses was primarily due to an increase of $40.2 million in compensation expenses, primarily from an increase in salaries and bonus expense accruals. Bonus expense accruals increased as a result of the improved profitability in the current year. This increase was partially offset by decreases of $19.3 million in advertising expenses primarily caused by reduced royalty advertising which decreased due to lower net sales of licensed product and $15.6 million in third-party warehouse and facility expenses associated with carrying lower levels of inventory.

In fiscal 2024, we recorded $6.8 million of asset impairments. This charge is primarily comprised of (i) a $5.9 million impairment charge related to our Sonia Rykiel trademark and (ii) a $1.3 million impairment charge related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance at these stores. The annual test of our trademarks resulted in an impairment of the trademark based upon our most recent forecasted results and was impacted by higher interest rates. In fiscal 2023, we recorded $349.7 million of asset impairments. This charge is primarily comprised of (i) a $347.2 million goodwill impairment charge as a result of our decline in our stock price and (ii) a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

Other loss was $3.1 million in fiscal 2024 compared to other income of $27.9 million in fiscal 2023. Other income in the prior year period consisted of a gain of $27.1 million as a result of the remeasurement of our previously held 19% investment in Karl Lagerfeld and 49% investment in KLNA as of the effective date of the acquisition by us of the interests in Karl Lagerfeld that we did not previously own. Other loss in the current period consisted of $0.1 million of foreign currency income during fiscal 2024 compared to $4.7 million of foreign currency losses during fiscal 2023. Additionally, we recorded $5.6 million in losses from unconsolidated affiliates during fiscal 2024 compared to $0.7 million in income from unconsolidated affiliates in fiscal 2023.

Interest and financing charges, net for fiscal 2024, were $39.6 million compared to $56.6 million for fiscal 2023. The decrease in interest and financing charges was primarily due to a $6.9 million increase in investment income from having a larger cash position in fiscal 2024 compared to fiscal 2023 and a decrease of $5.0 million in interest charges due to lower average borrowings under our revolving credit facility in the current year period. In addition, there was a decrease of $3.1 million in interest charges related to the LVMH Note as a result of the repayment of $75 million and $50 million in principal of this Note on June 1, 2023 and December 1, 2023, respectively.

Income tax expense for fiscal 2024 was $65.9 million compared to an income tax benefit of $3.8 million for the prior year. The income tax benefit of $3.8 million in fiscal 2023 was primarily due to our net loss position resulting from a $347.2 million goodwill impairment charge. Our effective tax rate was 27.4% in fiscal 2024 compared to 2.7% in the prior year. This increase in our effective tax rate is primarily due to the goodwill impairment charges which significantly decreased pretax book income in relation to tax expense in fiscal 2023, as well as operating losses generated in certain foreign jurisdictions during fiscal 2024 that are not expected to be realized.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. Principal payments of $75 million and $50 million were made on June 1, 2023 and December 1, 2023, respectively, which resulted in the payment in full of the LVMH Note. We have also used cash to repurchase our shares.

As of January 31, 2024, we had cash and cash equivalents of $507.8 million and availability under our revolving credit facility in excess of $570 million. As of January 31, 2024, we were in compliance with all covenants under our senior secured notes and revolving credit facility.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due August 2025 (the “Notes”). The terms of the Notes are governed by an indenture, dated as of August 7, 2020 (the “Indenture”), among us, the guarantors party thereto and U.S. Bank, National Association, as trustee and collateral agent (the “Collateral Agent”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under our prior term loan facility that was due in 2022 (the “Term Loan”), (ii) to pay related fees and expenses and (iii) for general corporate purposes.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. In April 2023, we amended the ABL Credit Agreement to replace LIBOR with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. We applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR. There was not a material change to our interest expense or results of operations as a result of transitioning the reference rate used in our ABL Credit Agreement from LIBOR to SOFR.

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

The revolving credit facility contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of January 31, 2024, we were in compliance with these covenants.

As of January 31, 2024, we had no borrowings outstanding under the ABL credit agreement. The ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2024, there were outstanding trade and standby letters of credit amounting to $4.0 million and $2.9 million, respectively.

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

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bore interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note was repaid on June 1, 2023 and the remaining $50 million of such principal amount was paid on December 1, 2023.

Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of $40 million in accordance with ASC 820 — Fair Value Measurements. This discount was amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans that were part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2024, the Company had an aggregate outstanding balance of €8.0 million ($8.8 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021, T.R.B International SA (“TRB”), a subsidiary of Vilebrequin, entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a fixed rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2024, TRB had an aggregate €2.4 million ($2.7 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of January 31, 2024, KLH had €8.1 million ($8.9 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our ABL Credit Agreement as of January 31, 2024 and $80.1 million borrowings outstanding under the facility as of January 31, 2023. We had $400 million in borrowings outstanding under the Notes at each of January 31, 2024 and January 31, 2023. Our contingent liability under open letters of credit was approximately $6.9 million at January 31, 2024 and $8.6 million at January 31, 2023. At January 31, 2023, we had $125.0 million of face value principal amount outstanding under the LVMH Note. The amount outstanding under the LVMH Note was repaid during fiscal 2024. We had an aggregate of €8.0 million ($8.8 million) and €10.1 million ($10.9 million) outstanding under the Company’s various unsecured loans as of January 31, 2024 and January 31, 2023, respectively. We also had €2.4 million ($2.7 million) and €3.4 million ($3.7 million) outstanding under Vilebrequin’s overdraft facilities as of January 31, 2024 and January 31, 2023, respectively and €8.1 million ($8.9 million) and €7.3 million ($7.8 million) outstanding under our foreign credit facility as of January 31, 2024 and 2023, respectively.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Prior to this increase, we had 6,813,851 authorized shares under this program. Pursuant to this program, during the year ended January 31, 2024, we acquired 1,598,568 of our shares of common stock for an aggregate purchase price of $26.1 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2024, we had remaining 10,000,000 shares authorized for purchase under this program. As of March 21, 2024, we had 45,417,321 shares of common stock outstanding.

Cash from Operating Activities

We generated $587.6 million of cash from operating activities in fiscal 2024, primarily as a result of our net income of $176.2 million, decreases of $188.9 million in inventories and $112.6 million in accounts receivable and an increase of $35.0 million in accounts payable and accrued expenses. We also generated cash from operating activities as a result of non-cash charges primarily related to depreciation and amortization of $27.5 million, share-based compensation of $17.2 million and asset impairments of $6.8 million.

We used $104.6 million of cash from operating activities in fiscal 2023, primarily due to our net loss of $133.1 million, increases of $163.7 million in inventories and $41.0 million in accounts receivable, as well as a decrease of $107.2 million in accounts payable and accrued expenses. In addition, we had a non-cash charge of $55.1 million in deferred income taxes and a non-cash $27.1 million gain on our 19% investment in the parent of Karl Lagerfeld and 49% investment in the North American operations of Karl Lagerfeld in connection with our acquisition of the remaining interests in the parent of the Karl Lagerfeld business. These items were offset, in part, by non-cash charges relating primarily to asset impairments of $349.7 million, share-based compensation of $32.5 million and depreciation and amortization of $27.8 million.

Cash from Investing Activities

In fiscal 2024, we used $28.3 million of cash in investing activities. We used $24.7 million for capital expenditures primarily related to infrastructure and information technology expenditures and additional fixturing costs at department stores. In addition, we used $3.6 million for an investment in the equity of a private company.

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

Cash from Financing Activities

In fiscal 2024, we used $244.6 million of cash in financing activities primarily as a result of net repayments of borrowings of $80.1 million under our ABL Credit Agreement, as well as the $125.0 million for the repayment of all outstanding principal under the LVMH Note. In addition, we used $26.1 million of cash to repurchase 1,598,568 shares of our common stock under our share repurchase program and $10.9 million for taxes paid in connection with net share settlements of stock grants that vested.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2024, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$288.3	$73.3	$109.7	$65.2	$40.1
Minimum royalty payments (1)	308.3	108.6	149.4	48.0	2.3
Long-term debt obligations (2)	420.4	15.0	403.9	1.3	0.2
Purchase obligations (3)	4.0	4.0	—	—	—
Total	$1,021.0	$200.9	$663.0	$114.5	$42.6
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: (a) $400.0 million related to our Notes that will mature in fiscal 2026, (b) $8.8 million in our various unsecured loans which have maturity dates ranging from fiscal 2026 through fiscal 2029 and requires us to make quarterly installment payments of €0.6 million, (c) $2.7 million in our various overdraft facilities and (d) $8.9 million in our foreign credit facilities. We had no borrowings outstanding under our revolving credit facility as of January 31, 2024.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. We experienced increased costs in many aspects of our business during fiscal 2024 and fiscal 2023. In fiscal 2023, we implemented price increases on many of our products. Our price increases were an effort to mitigate the effect of higher costs. We expect inflationary pressures to lessen in fiscal 2025. See our “Risk Factors Relating to the Operation of our Business” and “Risk Factors Relating to the Economy and the Apparel Industry” contained in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. The U.S. Federal Reserve Board increased interest rates several times in fiscal 2024. It is unclear whether the Federal Reserve will reduce interest rates or maintain the current high rates in fiscal 2025. Additional increases in interest rates, or the continuation of the current high rates, by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement.

We had nominal borrowings under our ABL Credit Agreement during the year ended January 31, 2024. We estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1 million for each $100 million outstanding our ABL Credit Agreement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2024, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15I under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and thus, are effective in making known to them material information relating to G-III required to be included in this Report.

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 31, 2022, we acquired KLH. See Note 15 – Karl Lagerfeld Acquisition in the accompanying Notes to our Consolidated Financial Statements in this Annual Report for further information on our acquisition of KLH. The KLH acquisition represented a change in our internal control over financial reporting. We have included the internal controls and procedures of KLH in our annual assessment of the effectiveness of our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2024, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

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

ITEM 9B.    OTHER INFORMATION.

Insider Adoption or Termination of Trading Agreements

During the three months ended January 31, 2024, no director or officer of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 13, 2024, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2024, the last day of fiscal 2024, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2024.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,807,985 (1)	$—	2,404,510 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,807,985 (1)	$—	2,404,510 (2)
(1)	Includes outstanding awards of 2,807,985 shares of Common Stock issuable upon vesting of restricted stock units under our 2015 Long-Term Incentive Plan and 2023 Long-Term Incentive Plan.
(2)	Under our 2023 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.5, 10.6, 10.6(a), 10.6(b), 10.6(c), 10.6(d), 10.7, 10.7(a) 10.8, 10.9, 10.12, 10.13, 10.14, 10.15 and 10.16.

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

		8-K	000-18183	8/7/2020
4.2	Description of Securities	10-K (2020)	000-18183	3/30/2020
10.1	Employment Agreement, dated August 9, 2023, between G-III Apparel Group, Ltd. and Morris Goldfarb	8-K	000-18183	8/10/2023
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
10.2(a)

Amendment No. 1, dated as of April 20, 2023, entered into among G-III Leather Fashions, Inc., JPMorgan Chase Bank, N.A. as administrative agent and as collateral agent and the other Lenders party thereto.

		8-K	000-18183	4/26/2023
10.3	Lease, dated June 1, 1993, between 512 Seventh Avenue Associates (“512”) and G-III Leather Fashions, Inc. (“G-III Leather”) (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(a)	Lease amendment, dated July 1, 2000, between 512 and G-III Leather (34th and 35th floors).	10-K/A (2006)	000-18183	5/8/2006
10.3(b)	Second Amendment of Lease, dated March 26, 2010, between 500-512 Seventh Avenue Limited Partnership, the successor to 512 (collectively, “512”) and G-III Leather (34th and 35th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4	Lease, dated January 31, 1994, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(a)	Lease amendment, dated July 1, 2000, between 512 and G-III (33rd floor).	10-K/A (2006)	000-18183	5/8/2006
10.4(b)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (33rd floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(c)	Second Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (10th floor).	10-Q (Q3 2011)	000-18183	12/10/2010
10.4(d)	Third Amendment of Lease, dated March 26, 2010, between 512 and G-III Leather (21st, 22nd, 23rd, 24th and 36th floors).	10-Q (Q3 2011)	000-18183	12/10/2010
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

		10-K (2018)	000-18183	4/2/2018

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
10.4(h)

Ninth Amendment of Lease, dated May 14, 2018, by and between G-III Leather Fashions, Inc. as Tenant and 500-512 Seventh Avenue Limited Partnership as Landlord, (2nd Floor (including mezzanine), 3rd, 4th, 5th, 21st, 22nd, 23rd, 24th, 26th, 27th, 28th, 29th, 30th, 31st, 36th, 39th and 40th Floors at 512 Seventh Avenue and 2nd and Part of 3rd at 500 Seventh Avenue).

		10-Q (Q1 2019)	000-18183	6/11/2018
10.5	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.6	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	8/10/2023
10.6(a)	Form of Amended and Restated Restricted Stock Unit Agreement, dated June 28, 2021, with respect to revised awards under the 2015 Plan.	8-K	000-18183	6/30/2021
10.6(b)	Form of Performance Share Unit Agreement for March 18, 2022 performance share unit awards.	8-K	000-18183	3/24/2022
10.6(c)	Form of Performance Share Unit Agreement for April 27, 2023 performance share unit awards.	8-K	000-18183	5/1/2023
10.6(d)	Performance Share Unit Agreement, dated August 9, 2023.	8-K	000-18183	8/10/2023
10.7	G-III 2023 Long-Term Incentive Plan.	DEF 14A	000-18183	9/11/2023
10.7(a)	Performance Share Unit Agreement, dated October 17, 2023	10-Q (Q3 2024)	000-18183	12/6/2023
10.8	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.9	Employment Agreement, dated as of August 29, 2023, by and between Sammy Aaron and G-III.	8-K	000-18183	8/30/2023
10.10 (a)	Lease agreement dated June 29, 2006 between The Realty Associates Fund VI, LP and G-III.	10-Q (Q2 2007)	000-18183	9/13/2006
10.10 (b)	First Amendment of Lease, dated July 31, 2012, by and between Centerpoint Herrod, LLC, as successor in interest to The Realty Associates Fund VI, LP, and G-III.	10-K (2019)	000-18183	3/28/2019
10.10	Lease Agreement, dated December 21, 2009 and effective December 28, 2009, by and between G-III, as Tenant, and Granite South Brunswick LLC, as Landlord.	10-Q (Q3 2011)	000-18183	12/10/2010
10.11(a)	First Amendment of Lease, dated September 16, 2020, by and between G-III Apparel Group, Ltd. as Tenant and Granite South Brunswick LLC as Landlord.	10-Q (Q3 2021)	000-18183	12/10/2020
10.12	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.13	Employment Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.14	Executive Transition Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.15	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.16	Amended Employment Agreement, dated as of November 27, 2023, between G-III and Dana Perlman.	8-K	000-18183	12/5/2023
10.17	Lease, dated December 7, 2011, between 400 Commerce Boulevard LLC. and G-III Leather Fashions, Inc.	10-K (2017)	000-18183	4/3/2017
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the year ended January 31, 2024.	—	—	—
97.1*	G-III Apparel Group, Ltd. Clawback Policy	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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
31.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

31.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

32.1

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

32.2

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

97.1	G-III Apparel Group, Ltd. Clawback Policy
101.INS	iXBRL Instance Document.
101.SCH	iXBRL Schema Document.
101.CAL	iXBRL Calculation Linkbase Document.
101.DEF	iXBRL Extension Definition.
101.LAB	iXBRL Label Linkbase Document.
101.PRE	iXBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-III APPAREL GROUP, LTD.

By:	/s/ Morris Goldfarb
Morris Goldfarb,
Chief Executive Officer

March 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 25, 2024
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 25, 2024
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 25, 2024
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 25, 2024
Thomas J. Brosig

/s/ Dr. Joyce F. Brown	Director	March 25, 2024
Dr. Joyce F. Brown

/s/ Alan Feller	Director	March 25, 2024
Alan Feller

/s/ Jeffrey Goldfarb	Director	March 25, 2024
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 25, 2024
Victor Herrero

/s/ Robert L. Johnson	Director	March 25, 2024
Robert L. Johnson

/s/ Patti H. Ongman	Director	March 25, 2024
Patti H. Ongman

/s/ Laura Pomerantz	Director	March 25, 2024
Laura Pomerantz

/s/ Michael Shaffer	Director	March 25, 2024
Michael Shaffer

/s/ Cheryl Vitali	Director	March 25, 2024
Cheryl Vitali

/s/ Richard White	Director	March 25, 2024
Richard White

/s/ Andrew Yaeger	Director	March 25, 2024
Andrew Yaeger

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd.  and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 25, 2024 expressed an unqualified opinion thereon.

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

As described in Note 1 and Note 2 to the consolidated financial statements, wholesale revenue is adjusted by variable consideration arising from implicit or explicit obligations. The reserves for variable consideration are recorded as customer refund liabilities and totaled $84.1 million as of January 31, 2024.

Auditing the Company's measurement of variable consideration related to non-contractual markdowns is especially challenging because the method of calculation involves subjective management assumptions about estimates of the expected markdowns. For example, in addition to historical experience, estimates of future markdown allowances are adjusted to reflect management’s assumptions about performance of the Company’s merchandise, specific known events and industry trends. Changes in the assumptions can have a material effect on the amount of variable consideration recognized.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for estimating variable consideration. For example, we tested controls over management’s review of the significant assumptions underlying the estimates of the refund liabilities for markdown allowances.

To test the Company’s measurement of variable consideration related to non-contractual markdowns, our audit procedures included, among others, evaluating the Company’s methodologies, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management's analyses. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. Further, we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the significant assumptions. In addition, we performed a retrospective review of actual customer chargebacks for markdowns to evaluate the historical accuracy of the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd.  and subsidiaries’ internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, G-III Apparel Group, Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 25, 2024  expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 25, 2024

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2024	2023

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$507,829	$191,652
Accounts receivable, net of allowance for doubtful accounts of $1,471 and $18,297, respectively	562,363	674,963
Inventories	520,426	709,345
Prepaid income taxes	1,356	5,886
Prepaid expenses and other current assets	68,344	70,654
Total current assets	1,660,318	1,652,500
Investments in unconsolidated affiliates	22,472	24,467
Property and equipment, net	55,084	53,742
Operating lease assets	216,886	239,665
Other assets, net	45,147	52,644
Other intangibles, net	31,676	34,842
Deferred income tax assets, net	19,248	26,389
Trademarks	630,333	628,156
Total assets	$2,681,164	$2,712,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$15,026	$135,518
Accounts payable	182,531	169,508
Accrued expenses	140,535	115,586
Customer refund liabilities	84,054	89,760
Current operating lease liabilities	56,587	52,917
Income tax payable	14,676	14,875
Other current liabilities	219	905
Total current liabilities	493,628	579,069
Notes payable, net of discount and unamortized issuance costs	402,807	483,840
Deferred income tax liabilities, net	42,736	44,783
Noncurrent operating lease liabilities	178,247	204,974
Other non-current liabilities	15,764	15,141
Total liabilities	1,133,182	1,327,807

Redeemable noncontrolling interests	(2,278)	(850)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	458,841	468,712
Accumulated other comprehensive loss	(3,207)	(11,653)
Retained earnings	1,160,112	983,944
Common stock held in treasury, at cost - 3,668 and 2,680 shares, respectively	(65,750)	(55,819)
Total stockholders' equity	1,550,260	1,385,448
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,681,164	$2,712,405

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended January 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Net sales	$3,098,242	$3,226,728	$2,766,538
Cost of goods sold	1,856,395	2,125,591	1,778,349
Gross profit	1,241,847	1,101,137	988,189
Selling, general and administrative expenses	924,223	833,151	648,015
Depreciation and amortization	27,523	27,762	27,626
Asset impairments	6,758	349,686	1,455
Operating profit (loss)	283,343	(109,462)	311,093
Other income (loss)	(3,149)	27,894	9,549
Interest and financing charges, net	(39,595)	(56,602)	(49,666)
Income (loss) before income taxes	240,599	(138,170)	270,976
Income tax expense (benefit)	65,859	(3,788)	70,875
Net income (loss)	174,740	(134,382)	200,101
Less: Loss attributable to noncontrolling interests	(1,428)	(1,321)	(492)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$176,168	$(133,061)	$200,593

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income (loss) per common share	$3.84	$(2.79)	$4.14
Weighted average number of shares outstanding	45,859	47,653	48,426

Diluted:
Net income (loss) per common share	$3.75	$(2.79)	$4.05
Weighted average number of shares outstanding	47,000	47,653	49,516

Net income (loss)	$174,740	$(134,382)	$200,101
Other comprehensive income (loss):
Foreign currency translation adjustments	8,462	2,965	(12,456)
Other comprehensive income (loss):	8,462	2,965	(12,456)
Comprehensive income (loss)	183,202	(131,417)	187,645
Comprehensive loss attributable to noncontrolling interests:
Net loss	(1,428)	(1,321)	(492)
Foreign currency translation adjustments	(16)	(89)	21
Comprehensive loss attributable to noncontrolling interests	(1,444)	(1,410)	(471)
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$181,758	$(132,827)	$187,174

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2021	$264	$448,417	$(2,094)	$916,683	$(27,029)	$1,336,241
Equity awards exercised/vested, net	—	(5,172)	—	—	5,172	—
Share-based compensation expense	—	17,424	—	—	—	17,424
Taxes paid for net share settlements	—	(4,340)	—	—	—	(4,340)
Other comprehensive loss, net	—	—	(12,435)	—	—	(12,435)
Repurchases of common stock	—	—	—	—	(17,300)	(17,300)
Cumulative effect of change in accounting principle	—	—	—	(271)	—	(271)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	200,593	—	200,593
Balance as of January 31, 2022	264	456,329	(14,529)	1,117,005	(39,157)	1,519,912
Equity awards exercised/vested, net	—	(10,287)	—	—	10,287	—
Share-based compensation expense	—	32,475	—	—	—	32,475
Taxes paid for net share settlements	—	(9,805)	—	—	—	(9,805)
Other comprehensive income, net	—	—	2,876	—	—	2,876
Repurchases of common stock	—	—	—	—	(26,949)	(26,949)
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	(133,061)	—	(133,061)
Balance as of January 31, 2023	264	468,712	(11,653)	983,944	(55,819)	1,385,448
Equity awards exercised/vested, net	—	(16,169)	—	—	16,169	—
Share-based compensation expense	—	17,164	—	—	—	17,164
Taxes paid for net share settlements	—	(10,866)	—	—	—	(10,866)
Other comprehensive income, net	—	—	8,446	—	—	8,446
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	176,168	—	176,168
Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to G-III Apparel Group, Ltd.	$176,168	$(133,061)	$200,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	27,523	27,762	27,626
Loss on disposal of fixed assets	102	210	136
Non-cash operating lease costs	58,804	54,492	43,351
Asset impairments	6,758	349,686	1,455
Dividend received from unconsolidated affiliate	—	—	(1,352)
Equity gain (loss) in unconsolidated affiliates	5,607	(674)	(8,118)
Change in fair value of equity investment	(1,009)	(1,258)	(1,636)
Share-based compensation	17,164	32,475	17,424
Deferred financing charges and debt discount amortization	7,090	10,239	9,677
Deferred income taxes	3,744	(55,147)	21,117
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	—	(27,071)	—
Changes in operating assets and liabilities:
Accounts receivable, net	112,600	(40,990)	(112,814)
Inventories	188,919	(163,671)	(95,652)
Income taxes, net	4,331	12,588	9,742
Prepaid expenses and other current assets	3,588	(11,398)	8,373
Other assets, net	5,860	1,520	752
Customer refund liabilities	(5,706)	2,972	(12,567)
Operating lease liabilities	(58,928)	(56,092)	(46,922)
Accounts payable, accrued expenses and other liabilities	34,967	(107,181)	124,613
Net cash provided by (used in) operating activities	587,582	(104,599)	185,798

Cash flows from investing activities
Operating lease assets initial direct costs	(52)	(84)	—
Investment in e-commerce retailer	(3,600)	(25,000)	(25,000)
Investment in equity securities	—	(22,378)	—
Sale of equity securities	—	22,434	—
Sale of portion of investment in e-commerce retailer	—	—	5,000
Capital expenditures	(24,679)	(21,528)	(18,261)
Acquisition of KLH, net of cash acquired	—	(168,592)	—
Acquisition of other foreign business, net of cash acquired	—	(2,810)	—
Investment in brand acquisition	—	—	(13,244)
Net cash used in investing activities	(28,331)	(217,958)	(51,505)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	(112,826)	(507,166)	—
Proceeds from borrowings - revolving credit facility	32,738	587,254	—
Repayment of borrowings - foreign facilities	(139,429)	(75,496)	(1,483)
Proceeds from borrowings - foreign facilities	136,850	83,794	—
Repayment of borrowings - unsecured term loan	—	—	(549)
Proceeds from borrowings - unsecured term loan	—	—	230
Repayment of borrowings - LVMH Note	(125,000)	—	—
Purchase of treasury shares	(26,100)	(26,949)	(17,300)
Taxes paid for net share settlements	(10,866)	(9,805)	(4,340)
Net cash provided by (used in) financing activities	(244,633)	51,632	(23,442)

Foreign currency translation adjustments	1,559	(3,407)	3,199
Net increase (decrease) in cash and cash equivalents	316,177	(274,332)	114,050
Cash and cash equivalents at beginning of year	191,652	465,984	351,934
Cash and cash equivalents at end of year	$507,829	$191,652	$465,984
Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$30,237	$44,108	$54,393
Income tax payments, net	$57,856	$38,071	$39,821
Stock received from licensing agreement	$—	$—	$4,831

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2024, 2023 and 2022

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

KLH, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Fabco and Sonia Rykiel report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Fabco and Sonia Rykiel are included in the financial statements for the year ended or ending closest to the Company’s fiscal year end. For example, with respect to the Company’s results for the year ended January 31, 2024, the results of Vilebrequin, Fabco and Sonia Rykiel are included for the year ended December 31, 2023. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from May 31, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment. The Company’s year ended January 31, 2023 was a 52-week fiscal year for the retail operations segment.

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

5. Inventories

Wholesale inventories, which comprises a significant portion of the Company’s inventory, and KLH’s inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applied the change prospectively as of February 1, 2021. The cumulative adjustment as of February 1, 2021 was a decrease of $0.3 million in both inventories and retained earnings. The change in accounting principle did not have a material effect on the Company’s consolidated financial statements as of and for the year ended January 31, 2024.

Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value.

6.  Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is subject to annual impairment tests using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets. During fiscal 2024, the Company recorded a $5.9 million non-cash impairment charge to partially impair the carrying value of our Sonia Rykiel trademark. During fiscal 2023, the Company recorded a $347.2 million non-cash impairment charge to fully impair the carrying value of its goodwill. See Note 7 – Intangible Assets.

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

In fiscal 2024, the Company recorded a $1.3 million impairment charge related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance at these stores.

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

11.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 102,000 and 11,000 shares of common stock have been excluded from the diluted net income per share calculation for the years ended January 31, 2024 and 2022, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued no shares of common stock in connection with the exercise or vesting of equity awards during the years

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended January 31, 2024, 2023 and 2022, respectively. Instead, the Company re-issued 610,631, 387,792 and 194,965 treasury shares in connection with the vesting of equity awards in fiscal 2024, 2023 and 2022, respectively.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Year Ended January 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$176,168	$(133,061)	$200,593
Basic net income (loss) per share:
Basic common shares	45,859	47,653	48,426
Basic net income (loss) per share	$3.84	$(2.79)	$4.14

Diluted net income (loss) per share:
Basic common shares	45,859	47,653	48,426
Dilutive restricted stock unit awards and stock options	1,141	—	1,090
Diluted common shares	47,000	47,653	49,516
Diluted net income (loss) per share	$3.75	$(2.79)	$4.05

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their grant date fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSU’s”) are time based awards that do not have market or performance conditions and generally (i) cliff vest after three years or (ii) vest over a three year period. Performance based restricted stock units (“PRSU’s”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSU’s generally vest over a two to five year period. Performance stock units (“PSU’s”) granted to executives beginning in fiscal 2020 vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSU’s granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. Special performance stock units (“SPSU’s”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his new employment agreement and may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved.  These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. RSU’s and employee stock options are expensed on a straight-line basis. PRSU’s and SPSU’s are expensed under the accelerated attribution method. PSU’s are expensed under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

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

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $175.6 million, $187.6 million and $130.2 million for the years ended January 31, 2024, 2023 and 2022, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements are expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $121.7 million, $131.6 million and $93.1 million for the years ended January 31, 2024, 2023 and 2022, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $7.3 million and $8.3 million at January 31, 2024 and 2023, respectively.

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2024	2023	2024	2023

		(In thousands)
Secured Notes	1	$400,000	$400,000	$401,080	$380,000
Revolving credit facility	2	—	80,087	—	80,087
Note issued to LVMH	3	—	121,202	—	119,426
Unsecured loans	2	8,791	10,866	8,791	10,866
Overdraft facilities	2	2,651	3,657	2,651	3,657
Foreign credit facility	2	8,939	7,792	8,939	7,792

The Company’s debt instruments are recorded at their carrying values in its consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of January 31, 2024. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with the market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note in the original principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 — Fair Value Measurements. For purposes of this fair value disclosure, the Company previously based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and recorded the amortization using the effective interest method over the term of the LVMH Note. The Company repaid $75.0 million of the principal amount of the LVMH Note on June 1, 2023 and the remaining $50.0 million of such principal amount on December 1, 2023.

The fair value of the LVMH Note was considered a Level 3 valuation in the fair value hierarchy.

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2024, the Company recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance at these stores. During fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements,

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores. During fiscal 2022, the Company recorded a $1.5 million impairment charge primarily related to leasehold improvements, furniture and fixtures and operating lease assets at certain DKNY, Karl Lagerfeld Paris and Vilebrequin stores as a result of the performance at these stores.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

There was no new accounting guidance adopted during the year ended January 31, 2024.

Accounting Guidance Issued Being Evaluated for Adoption

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands the scope and frequency of segment disclosures and introduces the concept of a “significant expense principle,” which requires entities to disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of a segment’s profit or loss. The ASU also changes current disclosure requirements by allowing entities to report multiple measures of a segment’s profit or loss, provided the reported measures are used by the CODM to assess performance and allocate resources and that the measure closest to GAAP is also provided. Finally, the ASU requires all segment profit or loss and assets disclosures to be provided on both an annual and interim basis and requires entities to disclose the title and position of the individual identified as the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and shall be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the standard and determining the extent of additional interim and annual segment disclosures that may be required.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the standard and determining the extent of additional disclosures that may be required.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital outlets. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable considerations arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel trademarks owned by the Company. As of January 31, 2024, revenues from license agreements represented an insignificant portion of wholesale revenues.

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

Variable consideration is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2024 and 2023, customer refund liabilities amounted to $84.1 million and $89.8 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.2 million and $5.1 million at January 31, 2024 and 2023, respectively. The Company recognized $4.7 million in revenue for the year ended January 31, 2024 which related to contract liabilities that existed at January 31, 2023. There were no contract assets recorded as of January 31, 2024 and January 31, 2023. Substantially all of the advance payments from licenses as of January 31, 2024 are expected to be recognized as revenue within the next twelve months.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2024 and 2023 were:

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$563,130	$704	$563,834
Allowance for doubtful accounts	(1,408)	(63)	(1,471)
Accounts receivable, net	$561,722	$641	$562,363

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$692,033	$1,227	$693,260
Allowance for doubtful accounts	(18,237)	(60)	(18,297)
Accounts receivable, net	$673,796	$1,167	$674,963

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

During the year ended January 31, 2024, accounts receivable balances of $16.7 million were deemed uncollectable and written off against the allowance primarily due to the bankruptcy of certain department store customers. The Company had the following activity in its allowance for credit losses:

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses	166	(3)	163
Accounts written off as uncollectible	16,663	—	16,663
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)

	January 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2022	$(17,307)	$(84)	$(17,391)
Provision for credit losses	(1,002)	24	(978)
Accounts written off as uncollectible	72	—	72
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVENTORIES

Wholesale inventories, which comprise a significant portion of the Company’s inventory, and KLH inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Retail and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $16.5 million and $19.2 million at January 31, 2024 and 2023, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2024 and 2023.

Inventory held on consignment by the Company’s customers totaled $6.6 million at both January 31, 2024 and 2023. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2024	2023

		(In thousands)
Machinery and equipment	5 years	$2,586	$2,437
Leasehold improvements	3-13 years	91,329	83,768
Furniture and fixtures	3-5 years	134,540	130,340
Computer equipment and software	2-5 years	59,957	52,293
		288,412	268,838
Less: accumulated depreciation		(233,328)	(215,096)
		$55,084	$53,742

Depreciation expense was $22.0 million, $23.5 million and $23.6 million for the years ended January 31, 2024, 2023 and 2022, respectively. For the year ended January 31, 2024, the Company recorded a $0.8 million impairment charge related to leasehold improvements, computer hardware and furniture and fixtures at certain Vilebrequin and Karl Lagerfeld stores as a result of the performance at these stores. For the year ended January 31, 2023, the Company recorded a $1.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain DKNY and Karl Lagerfeld Paris stores as a result of the performance of these stores. For the year ended January 31, 2022, the Company recorded a $1.3 million impairment charge related to leasehold improvements and furniture and fixtures of certain DKNY and Karl Lagerfeld Paris stores as a result of the performance of these stores.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s lease assets and liabilities as of January 31, 2024 and 2023 consist of the following:

Leases	Classification	January 31, 2024	January 31, 2023

		(In thousands)
Assets
Operating	Operating lease assets	$216,886	$239,665
Total lease assets		$216,886	$239,665

Liabilities
Current operating	Current operating lease liabilities	$56,587	$52,917
Noncurrent operating	Noncurrent operating lease liabilities	178,247	204,974
Total lease liabilities		$234,834	$257,891

During fiscal 2024, the Company recorded a $0.3 million impairment charge related to the operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance at these stores. During fiscal 2023, the Company recorded a $0.7 million impairment charge related to the operating lease assets at certain DKNY stores as a result of the performance at these stores. During fiscal 2022, the Company recorded a $0.2 million impairment charge related to the operating lease assets at certain Vilebrequin and DKNY stores as a result of the performance at these stores. The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date of each lease in determining the present value of lease payments.

The Company recorded lease costs of $73.5 million, $64.9 million and $55.7 million during the years ended January 31, 2024, 2023 and 2022, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recorded variable lease costs and short-term lease costs of $24.1 million, $17.1 million and $10.5 million for the years ended January 31, 2024, 2023 and 2022, respectively. Short-term lease costs are immaterial.

As of January 31, 2024, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2029 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2025	$73,297
2026	61,150
2027	48,552
2028	39,004
2029	26,150
After 2029	40,171
Total lease payments	$288,324
Less: Interest	53,490
Present value of lease liabilities	$234,834

As of January 31, 2024, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2024, the weighted average remaining lease term related to operating leases is 5.0 years. The weighted average discount rate related to operating leases is 6.8%.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for amounts included in the measurement of operating lease liabilities is $76.7 million and $69.8 million as of January 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for lease obligations were $35.0 million and $126.8 million during the years ended January 31, 2024 and 2023, respectively.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2024	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,152	$(17,930)	$1,222
Customer relationships	15-17 years	52,592	(25,903)	26,689
Other	5-10 years	9,496	(5,731)	3,765
Total finite-lived intangible assets		$81,240	$(49,564)	$31,676
Indefinite-lived intangible assets
Trademarks				630,333
Total indefinite-lived intangible assets				630,333
Total intangible assets, net				$662,009

January 31, 2023	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,955	$(17,314)	$1,641
Customer relationships	15-17 years	52,392	(22,931)	29,461
Other	5-10 years	8,583	(4,843)	3,740
Total finite-lived intangible assets		$79,930	$(45,088)	$34,842
Indefinite-lived intangible assets
Trademarks				628,156
Total indefinite-lived intangible assets				628,156
Total intangible assets, net				$662,998

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $5.4 million, $3.9 million and $3.7 million for the years ended January 31, 2024, 2023 and 2022, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2025	$5,106
2026	3,984
2027	3,578
2028	3,264
2029	3,274

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Change in Goodwill

There was no goodwill recognized during the year ended January 31, 2024. Changes in the amounts of goodwill for the year ended January 31, 2023 is summarized by reportable segment as follows (in thousands):

	Wholesale	Retail	Total
January 31, 2022	$262,527	$—	$262,527
Acquisition of Karl Lagerfeld	84,336	—	84,336
Acquisition of other foreign business	3,523	—	3,523
Impairment	(347,172)	—	(347,172)
Currency translation	(3,214)	—	(3,214)
January 31, 2023	$—	$—	$—

Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company reviews and tests its goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs its goodwill test as of January 31 of each year, if applicable, using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. The Company also performs its annual test for intangible assets with indefinite lives as of January 31 of each year using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability.

The carrying value of the Company’s goodwill was fully impaired in fiscal 2023 as a result of our annual impairment test. There was no new goodwill recognized in fiscal 2024.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s fiscal 2023 annual impairment test, the Company recorded a $347.2 million non-cash impairment charge during its fourth quarter of fiscal 2023 to fully impair the carrying value of its goodwill, which was included in assets impairments in the Company’s consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to the Company’s wholesale operations segment.

Fiscal 2022 Annual Goodwill Impairment Test

The Company performed its annual test of its wholesale reporting unit using a qualitative review as of January 31, 2022 and determined that no impairment existed at that date. The result of the Company’s annual test determined that the estimated fair value of its wholesale reporting unit was substantially in excess of its carrying value.

Fiscal 2024 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2024 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. The Company’s fiscal 2024 testing determined that the fair value of each of its indefinite-lived intangible assets substantially exceeded its carrying value except for its Sonia Rykiel trademark. As a result of the fiscal 2024 annual impairment test, the Company recorded a $5.9 million non-cash impairment charge during its fourth quarter of fiscal 2024 to partially impair the carrying value of its Sonia Rykiel trademark, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to the Company’s wholesale operations segment.

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

Fiscal 2022 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks using a qualitative review as of January 31, 2022 and determined that no impairment existed at that date. The result of the Company’s annual test determined that the estimated fair value of its indefinite-lived trademarks were substantially in excess of their carrying values.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2024	January 31, 2023

	(in thousands)
Secured Notes	$400,000	$400,000
Revolving credit facility	—	80,087
Note issued to LVMH	—	125,000
Unsecured loans	8,791	10,866
Overdraft facilities	2,651	3,657
Foreign credit facility	8,939	7,792
Subtotal	420,381	627,402
Less: Net debt issuance costs (1)	(2,548)	(4,246)
Debt discount	—	(3,798)
Current portion of long-term debt	(15,026)	(135,518)
Total	$402,807	$483,840
(1)	Does not include the debt issuance costs, net of amortization, totaling $2.4 million and $4.0 million as of January 31, 2024 and 2023, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying consolidated balance sheets in accordance with ASC 835.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and certain of its subsidiaries (the “Guarantors”), are Loan Guarantors under the ABL Credit Agreement.

The ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the ABL Credit Agreement. In April 2023, the Company amended the ABL Credit Agreement to replace

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR with the Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the ABL Credit Agreement were unchanged. Borrowings under the amended ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. The Company applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR. As of January 31, 2024, interest under the ABL Credit Agreement was being paid at an average rate of 6.62% per annum.

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

The revolving credit facility contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2024, the Company was in compliance with these covenants.

As of January 31, 2024, the Company had no borrowings outstanding under the ABL Credit Agreement. The ABL credit agreement also includes amounts available for letters of credit. As of January 31, 2024, there were outstanding trade and standby letters of credit amounting to $4.0 million and $2.9 million, respectively.

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

LVMH Note

As a portion of the consideration for the acquisition of DKNY and Donna Karan, the Company issued to LVMH a junior lien secured promissory note in the principal amount of $125.0 million that bore interest at the rate of 2% per year. $75.0 million of the principal amount of the LVMH Note was paid on June 1, 2023 and the remaining $50.0 million of such principal amount was paid on December 1, 2023.

ASC 820 requires the note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount was amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2024, the Company had an aggregate outstanding balance of €8.0 million ($8.8 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021, TRB entered into several overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. TRB entered into an uncommitted overdraft facility with HSBC Bank allowing for a maximum overdraft of €5 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by TRB or HSBC Bank. As part of a COVID-19 relief program, TRB and its subsidiaries have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2024, TRB had an aggregate of €2.4 million ($2.7 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. As of January 31, 2024, KLH had €8.1 million ($8.9 million) of borrowings outstanding under this credit facility.

Future Debt Maturities

As of January 31, 2024, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2029 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2025	$15,026
2026	402,385
2027	1,535
2028	730
2029 and thereafter	705

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2024	January 31, 2023

	(in thousands)
Accrued bonuses	$38,298	$16,831
Other accrued expenses	102,237	98,755
Total	$140,535	$115,586

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2024	2023	2022

	(In thousands)
Current
Federal	$42,376	$27,982	$39,283
State and city	9,768	8,278	4,484
Foreign	9,971	14,647	5,991
	62,115	50,907	49,758
Deferred
Federal	6,469	(50,764)	17,090
State and city	878	(4,457)	2,116
Foreign	(3,603)	526	1,911
	3,744	(54,695)	21,117
Income tax expense (benefit)	$65,859	$(3,788)	$70,875
Income (loss) before income taxes
United States	$218,528	$(106,086)	$234,034
Non-United States	22,071	(32,084)	36,942
	$240,599	$(138,170)	$270,976

Effective January 1, 2018, the Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. parent company to current tax on its global intangible low-taxed income (“GILTI”). For fiscal 2024, the Company has elected to treat the tax effect of GILTI as a current period expense.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax liabilities at January 31, 2024 and 2023 are summarized as follows:

	2024	2023

	(In thousands)
Deferred income tax assets:
Compensation	$3,444	$879
Inventory	13,756	12,197
Provision for bad debts and sales allowances	11,918	15,237
Supplemental employee retirement plan	792	688
Net operating loss	40,183	33,749
Operating lease liability	52,341	56,519
Foreign tax credit carryforward	5,594	3,865
Section 174 R&D amortization	1,016	478
Other	4,919	—
Gross deferred income tax assets	133,963	123,612
Less: valuation allowance	(39,140)	(33,087)
Net deferred income tax assets	94,823	90,525
Deferred income tax liabilities:
Depreciation and amortization	(15,821)	(6,268)
Intangibles	(51,071)	(48,760)
Operating lease asset	(46,546)	(50,995)
Accrued expenses	—	(57)
Prepaid expenses and other	(2,149)	(2,279)
Other	(2,724)	(560)
Total deferred income tax liabilities	(118,311)	(108,919)
Net deferred income tax liabilities	$(23,488)	$(18,394)

The Company intends to indefinitely reinvest substantially all of the undistributed earnings of its foreign subsidiaries. The total undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested were approximately $150 million as of January 31, 2024. Upon distribution of these earnings in the form of dividends or otherwise, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of these undistributed foreign earnings.

On December 12, 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is expected to be effective for our fiscal year ending January 31, 2025. While the Company does not expect these rules to have a material impact on its effective tax rate or financial results, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2024	2023	2022
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of Federal tax benefit	3.7	(2.1)	2.0
Permanent differences	2.8	(2.1)	2.8
U.S. tax on foreign earnings	1.8	(6.0)	1.5
Foreign tax rate differential	1.0	1.2	—
Foreign tax credit	(2.9)	7.9	(3.4)
Valuation allowance	0.4	(3.1)	0.8
Goodwill impairment	—	(17.3)	—
Non-taxable capital gain	—	5.1	—
Other, net(1)	(0.4)	(1.9)	1.5
Actual provision for income taxes	27.4%	2.7%	26.2%
(1)	Prior year share-based payments have been reclassed to Other, net for presentation purposes.

The Company’s effective tax rate increased to 27.4% in fiscal 2024 compared to 2.7% in fiscal 2023. This increase in the Company’s effective tax rate is primarily the result of the Company’s charges related to goodwill impairment of $347.2 million which significantly decreased pretax book income in relation to its tax expense in fiscal 2023, as well as operating losses generated in certain foreign jurisdictions during fiscal 2024 that are not expected to be realized. The Company’s effective tax rate decreased to 2.7% in fiscal 2023 compared to 26.2% in fiscal 2022. This decrease in the Company’s effective tax rate is primarily the result of the Company’s charges related to goodwill impairment of $347.2 million which significantly decreased pretax book income in relation to its tax expense.

At January 31, 2024, the Company had state net operating loss carryforwards of $3.9 million, of which $2.1 million carryforward indefinitely and the remainder primarily expires in 2036 through 2041. In addition, the Company had foreign net operating loss carryforwards of $36.3 million, with most jurisdictions having indefinite carryforward periods. At January 31, 2024, the Company also has federal foreign tax credit carryforwards of $5.6 million, which expire in 2029 through 2034.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2024, the Company recorded an increase to its valuation allowance of $6.0 million against its deferred tax assets, of which $1.7 million related to an increase in the Company’s deferred tax assets and related valuation allowance for excess foreign tax credits, $6.7 million related to a net increase in the Company’s deferred tax assets and related valuation allowance for standalone state tax losses and foreign retail losses and $2.4 million related to a decrease in the Company’s valuation allowance for foreign losses expected to be utilized.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	2024	2023	2022

	(In thousands)
Balance at February 1,	$3,582	$2,442	$2,293
Additions based on tax positions related to the current year	57	245	—
Additions for tax positions of prior years	1,015	895	595
Reductions for tax positions of prior years	(413)	—	—
Lapses of statutes of limitations	—	—	(446)
Balance at January 31,	$4,241	$3,582	$2,442

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2024, there was an increase in the unrecognized tax position reserve of $0.7 million related to state, local and foreign income tax return filings.

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

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2016 and forward. The Company is currently under audit examination by New York for fiscal years 2016 through 2018, France for fiscal years 2019 through 2021 and the Netherlands for fiscal year 2021. The Company believes that it is reasonably possible there will be a reduction in its unrecognized income tax benefits related to foreign exposures, prior to any annual increase, of $2.1 million during the next twelve months due to the expiration of applicable statues of limitations.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $154.2 million, $162.9 million and $145.1 million for the years ended January 31, 2024, 2023 and 2022, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $36.7 million, $45.2 million and $41.2 million for the years ended January 31, 2024,

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2023 and 2022, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2025	108,615
2026	91,259
2027	58,111
2028	36,779
2029	11,254
Thereafter	2,308
$308,326

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

Canadian Customs Duty Examination

In accordance with a favorable ruling by the Canadian International Trade Tribunal, in fiscal 2023 and fiscal 2024, G-III Canada received refunds from the Canada Border Service Agency (“CBSA”) in the aggregate amount of CAD$6.5 million ($4.8 million), including interest and net of a dutiable design assist, for amounts paid by G-III Canada to the CBSA between February 1, 2014 and January 31, 2018. G-III Canada has filed adjustment requests with the CBSA for the period from February 1, 2018 to January 31, 2022 to amend declared dutiable values. These amendments resulted in an additional refund of duty and interest, net of refunds already received, from the CBSA of approximately CAD$8.2 million ($6.1 million) plus related interest. G-III Canada received the remaining refund due from the CBSA in February 2024. These amounts are recorded within prepaid expenses and other current assets in the consolidated balance sheets.

NOTE 11 — STOCKHOLDERS’ EQUITY

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by the Company’s share repurchase program to an aggregate amount of 10,000,000 shares. Prior to this increase, the Company had 6,813,851 authorized shares under this program. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in the loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws.

During fiscal 2024, pursuant to this program, the Company acquired 1,598,568 shares of its common stock for an aggregate purchase price of $26.1 million. During fiscal 2023, pursuant to this program, the Company acquired 1,587,581 shares of its common stock for an aggregate purchase price of $26.9 million. During fiscal 2022, pursuant to this program, the Company acquired 656,213 shares of its common stock for an aggregate purchase price of $17.3 million. As of January 31, 2024, we had 10,000,000 authorized shares remaining under this program.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan

On October 10, 2023, the Company’s shareholders approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2023 Plan authorizes the issuance of 2.8 million shares. Shares available under the 2015 Plan, which would otherwise have expired on June 9, 2025, were not carried over into the 2023 Plan and no further grants will be made under the 2015 Plan. Outstanding awards issued prior to August 18, 2023 will continue to remain subject to the terms of the 2015 Plan. As of January 31, 2024, the Company had 2,404,510 shares available for grant under the 2023 Plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees.

Restricted stock units (“RSUs”) generally (i) cliff vest after three years or (ii) vest over a three year period. Performance based restricted stock units (“PRSUs”) granted to executives prior to fiscal 2020 include (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. Performance stock units (“PSUs”) that were granted to executives generally vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his new employment agreement. These SPSUs may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved.  These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award.

Restricted Stock Units and Performance Based Restricted Stock Units

	Restricted Stock Units		Performance Based Restricted Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2021	1,393,268	$12.47	466,830	$34.17
Granted	326,791	$31.52	176,212	$31.43
Vested	(201,260)	$20.43	(125,934)	$30.23
Cancelled	(2,650)	$33.46	—	$—
Unvested as of January 31, 2022	1,516,149	$15.48	517,108	$34.20
Granted	1,076,509	$26.88	308,317	$31.42
Vested	(656,814)	$29.11	(78,998)	$35.77
Cancelled	(17,599)	$31.21	(261,898)	$35.60
Unvested as of January 31, 2023	1,918,245	$17.07	484,529	$31.41
Granted	572,147	$16.47	1,030,381	$21.15
Vested	(1,153,872)	$10.61	—	$—
Cancelled	(43,445)	$23.39	—	$—
Unvested as of January 31, 2024	1,293,075	$22.35	1,514,910	$24.44

Restricted Stock Units

RSUs are time based awards that do not have market or performance conditions and (i) cliff vest after three years or (ii) vest over a three year period.  The grant date fair value for RSUs are based on the quoted market price on the date of grant.  Compensation expense for RSUs is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Based Restricted Stock Units

Performance based restricted stock units consist of PRSUs, PSUs and SPSUs.

PRSUs were granted to executives prior to fiscal 2020 and included (i) market price performance conditions that provide for the award to vest only after the average closing price of the Company’s stock trades above a predetermined market level and (ii) another performance condition that requires the achievement of an operating performance target. PRSUs generally vest over a two to five year period. For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. PRSUs are expensed over the service period under the accelerated attribution method.

Performance stock units (“PSUs”) were granted to executives beginning in fiscal 2020 and vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSUs are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his employment agreement entered into in August 2023. These SPSUs may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved. These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. For restricted stock units with market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of the Company’s common stock on grant date and several key assumptions, including expected volatility of the Company’s stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. SPSUs are expensed over the service period under the accelerated attribution method.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vest.

The Company recognized $17.2 million, $32.5 million and $17.4 million in share-based compensation expense for the years ended January 31, 2024, 2023 and 2022 respectively, related to restricted stock unit grants. At January 31, 2024, 2023 and 2022, unrecognized costs related to the restricted stock units totaled $32.8 million, $20.8 million and $21.2 million, respectively. The total fair value of awards for which restrictions lapsed was $23.0 million, $20.4 million and $10.8 million as of January 31, 2024, 2023 and 2022, respectively.

Stock Options

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	—	$—	10,000	$18.11	18,245	$23.63
Exercised	—	$—	—	$—	—	$—
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	—	$—	(10,000)	$18.11	(8,245)	$30.32
Stock options outstanding at end of year	—	$—	—	$—	10,000	$18.11
Exercisable	—	$—	—	$—	10,000	$18.11

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — CONCENTRATION

Three customers in the wholesale operations segment accounted for approximately 19.2%, 13.6% and 10.1%, respectively, of the Company’s net sales for the year ended January 31, 2024. Two customers in the wholesale operations segment accounted for approximately 21.6% and 15.4%, respectively, of the Company’s net sales for the year ended January 31, 2023. Three customers in the wholesale operations segment accounted for approximately 23.9%, 14.8% and 12.7%, respectively, of the Company’s net sales for the year ended January 31, 2022. Three customers in the wholesale operations segment accounted for approximately 21.4%, 13.3%, and 12.2%, respectively, of the Company’s net accounts receivable as of January 31, 2024. Four customers in the wholesale operations segment accounted for approximately 22.9%, 13.2%, 12.3% and 11.5%, respectively, of the Company’s net accounts receivable as of January 31, 2023.

NOTE 13 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $4.3 million, $4.0 million and $0.3 million for the years ended January 31, 2024, 2023 and 2022, respectively. Effective May 2020, the Company temporarily suspended 401(k) matching contributions due to COVID-19. The Company reinstated 401(k) matching contributions effective January 1, 2022.

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

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2024
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,009,614	$148,428	$(59,800)	$3,098,242
Cost of goods sold	1,839,183	77,012	(59,800)	1,856,395
Gross profit	1,170,431	71,416	—	1,241,847
Selling, general and administrative expenses	826,921	97,302	—	924,223
Depreciation and amortization	22,505	5,018	—	27,523
Asset impairments	7,140	(382)	—	6,758
Operating profit (loss)	$313,865	$(30,522)	$—	$283,343

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2023
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,160,025	$137,231	$(70,528)	$3,226,728
Cost of goods sold	2,127,318	68,801	(70,528)	2,125,591
Gross profit	1,032,707	68,430	—	1,101,137
Selling, general and administrative expenses	736,820	96,331	—	833,151
Depreciation and amortization	23,980	3,782	—	27,762
Asset impairments	347,722	1,964	—	349,686
Operating profit (loss)	$(75,815)	$(33,647)	$—	$(109,462)

	January 31, 2022
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,710,787	$117,656	$(61,905)	$2,766,538
Cost of goods sold	1,782,533	57,721	(61,905)	1,778,349
Gross profit	928,254	59,935	—	988,189
Selling, general and administrative expenses	567,949	80,066	—	648,015
Depreciation and amortization	24,023	3,603	—	27,626
Asset impairments	368	1,087	—	1,455
Operating profit (loss)	$335,914	$(24,821)	$—	$311,093
(1)	Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	January 31,
	2024	2023	2022

	(In thousands)
Licensed brands	$1,653,259	$1,891,522	$1,820,491
Proprietary brands	1,356,355	1,268,503	890,296
Wholesale net sales(1)	$3,009,614	$3,160,025	$2,710,787

Licensed brands	$—	$—	$39,604
Proprietary brands	148,428	137,231	78,052
Retail net sales	$148,428	$137,231	$117,656
(1)	As of May 31, 2022, the Company acquired the remaining interests in KLH (Karl Lagerfeld branded product) that it did not already own. Net sales of Karl Lagerfeld product were included in licensed brands net sales of the wholesale operations segment through May 31, 2022. Subsequent to May 31, 2022, net sales of Karl Lagerfeld product are included in proprietary brands net sales of the wholesale operations segment.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2024	2023

	(In thousands)
Wholesale	$1,562,203	$1,746,314
Retail	104,272	127,047
Corporate	1,014,689	839,044
Total Assets	$2,681,164	$2,712,405

The total net sales and long-lived assets by geographic region are as follows:

	2024		2023		2022
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,400,191	$605,548	$2,609,710	$633,799	$2,365,919	$938,947
Non-United States	698,051	415,298	617,018	426,106	400,619	150,724
	$3,098,242	$1,020,846	$3,226,728	$1,059,905	$2,766,538	$1,089,671

Capital expenditures for locations outside of the United States totaled $15.0 million, $10.5 million and $4.3 million for the years ended January 31, 2024, 2023 and 2022, respectively.

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

NOTE 16 — EQUITY INVESTMENTS

Investment in Karl Lagerfeld Holding B.V.

In February 2016, the Company acquired a 19% minority interest in KLH, the parent company of the group that holds the worldwide rights to the Karl Lagerfeld brand. The Company paid €32.5 million (equal to $35.4 million at the date of the transaction) for this interest. This investment was intended to expand the partnership between the Company and the owners of Karl Lagerfeld brand and extend their business development opportunities on a global scale. In May 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own, and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. Prior to May 2022, the investment in KLH was accounted for under the equity method of accounting and was reflected in Investment in Unconsolidated Affiliates on the consolidated balance sheets at January 31, 2022.

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

NOTE 17 — RELATED PARTY TRANSACTIONS

Transactions with Employees

In June 2023, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Sammy Aaron, the Company’s Vice Chairman and President and a Director of the Company. Pursuant to the Agreement, the Company purchased from Mr. Aaron 208,943 shares of its common stock for $4.1 million at a price equal to the closing price of the Company’s shares on the date of the Agreement.

Transactions with E-Commerce Retailer

In fiscal 2023, the Company made a $25.0 million investment in an e-commerce retailer. The Company’s Chief Executive Officer and Executive Vice President indirectly own 1.4% of the e-commerce retailer through their ownership in a private investment partnership. The Company had no material transactions with the e-commerce retailer during the years ended January 31, 2024 and 2023.

Transactions with KL North America

Prior to May 30, 2022, G-III owned a 49% ownership interest in KLNA and was considered a related party of KLNA (see Note 16). The Company entered into a licensing agreement to use the brand rights to certain Karl Lagerfeld trademarks held by KLNA. The Company incurred royalty and advertising expense of $3.6 million during the period of February 1, 2022 through May 30, 2022 prior to KLNA becoming a consolidated indirect wholly-owned subsidiary of the Company. The Company incurred royalty and advertising expense of $8.1 million for the year ended January 31, 2022.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2024, 2023 and 2022

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2024
Deducted from asset accounts
Allowance for doubtful accounts	$18,297	$(163)	$16,663	$1,471
Reserve for returns	30,610	32,022	33,322	29,310
Reserve for sales allowances (2)	59,150	173,120	177,526	54,744
	$108,057	$204,979	$227,511	$85,525
Year ended January 31, 2023
Deducted from asset accounts
Allowance for doubtful accounts	$17,391	$978	$72	$18,297
Reserve for returns	30,821	31,944	32,155	30,610
Reserve for sales allowances (2)	55,967	155,388	152,205	59,150
	$104,179	$188,310	$184,432	$108,057
Year ended January 31, 2022
Allowance for doubtful accounts	$17,459	$157	$225	$17,391
Reserve for returns	40,704	19,475	29,358	30,821
Reserve for sales allowances (2)	58,651	117,605	120,289	55,967
	$116,814	$137,237	$149,872	$104,179

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note 1 in the accompanying notes to consolidated financial statements for a description of sales allowances.

S-1